Form 10-Q
period 1994-01-28
TORO CO
filed 1994-03-14
CIK 737758

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended January 28, 1994 Commission File Number 1-8649


                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      41-0580470
 (State of Incorporation)                (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
                        TELEPHONE NUMBER: (612) 888-8801



    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X              No
                            -------             -------

The number of shares of Common Stock outstanding as of January 28, 1994 was 12,466,881.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                    Page Number
                                                                    -----------
PART I.    FINANCIAL INFORMATION:

           Condensed Consolidated Balance Sheets -
             January 28, 1994, January 29, 1993 and July 31, 1993         3

           Condensed Consolidated Statements of Operations and
           Retained Earnings -
             Three and Six Months Ended
             January 28, 1994 and January 29, 1993                        4

           Consolidated Statements of Cash Flows -
             Six Months Ended January 28, 1994 and January 29, 1993       5

           Notes to Condensed Consolidated Financial Statements           6

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7-8


PART II.   OTHER INFORMATION:

           Item 4  Results of Votes of Security Holders                   9

           Item 6  Exhibits and Reports on Form 8-K                       9

             Exhibit 11  Computation of Earnings (Loss) Per Common
                           Share                                         10

                          PART I. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                       January 28,    January 29,     July 31,
                                                                          1994           1993           1993
                                                                      ------------   ------------   ------------
ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      9,141   $      4,684   $     61,793
Receivables (net). . . . . . . . . . . . . . . . . . . . . . . . . .       215,663        203,965        180,363
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       128,477        119,557         78,708
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        24,014         25,754         23,266
                                                                      ------------   ------------   ------------
      Total current assets . . . . . . . . . . . . . . . . . . . . .       377,295        353,960        344,130
                                                                      ------------   ------------   ------------

Property, plant and equipment. . . . . . . . . . . . . . . . . . . .       177,339        179,527        173,397
      Less accumulated depreciation and amortization . . . . . . . .       120,643        113,542        113,428
                                                                      ------------   ------------   ------------
                                                                      $     56,696   $     65,985   $     59,969

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,941         18,543         15,104
                                                                      ------------   ------------   ------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $    451,932   $    438,488   $    419,203
                                                                      ------------   ------------   ------------
                                                                      ------------   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . . . . . . . . .  $     35,645   $     16,140   $     15,000
Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .        25,361         15,000              -
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        36,066         33,157         28,786
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . .       119,883         96,846        106,474
                                                                      ------------   ------------   ------------
      Total current liabilities. . . . . . . . . . . . . . . . . . .       216,955        161,143        150,260
                                                                      ------------   ------------   ------------

Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .           758          2,509          1,372
Long-term debt, less current portion . . . . . . . . . . . . . . . .        87,325        147,960        122,970

Stockholders' equity:
  Common stock par value $1.00,
    authorized 35,000,000 shares; issued and
    outstanding 12,466,881 shares at January 28,
    1994 (net of 110,992 treasury shares),
    12,091,295 shares at January 29, 1993
    (net of 486,578 treasury shares), and
    12,270,404 shares at July 31, 1993 (net
    of 307,469 treasury shares)  . . . . . . . . . . . . . . . . . .        12,467         12,091         12,270
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .        47,374         42,808         44,898
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .        93,063         81,019         93,451
  Foreign currency translation adjustment  . . . . . . . . . . . . .          (787)        (1,208)          (795)
                                                                      ------------   ------------   ------------
                                                                           152,117        134,710        149,824
  Receivable from ESOP . . . . . . . . . . . . . . . . . . . . . . .        (5,223)        (7,834)        (5,223)
                                                                      ------------   ------------   ------------
  Total common stockholders' equity. . . . . . . . . . . . . . . . .       146,894        126,876        144,601
                                                                      ------------   ------------   ------------
      Total liabilities and stockholders' equity . . . . . . . . . .  $    451,932   $    438,488   $    419,203
                                                                      ------------   ------------   ------------
                                                                      ------------   ------------   ------------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS AND RETAINED EARNINGS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                           Three Months Ended             Six Months Ended
                                                       --------------------------    --------------------------
                                                       January 28,    January 29,    January 28,    January 29,
                                                          1994           1993           1994           1993
                                                       -----------    -----------    -----------    -----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . $   189,413    $   153,172    $   325,174    $   266,615
Cost of sales. . . . . . . . . . . . . . . . . . . . .     122,826         99,463        209,552        174,018
                                                       -----------    -----------    -----------    -----------
     Gross profit. . . . . . . . . . . . . . . . . . .      66,587         53,709        115,622         92,597
Selling, general and administrative
     expense . . . . . . . . . . . . . . . . . . . . .      56,805         47,727        108,801         90,636
                                                       -----------    -----------    -----------    -----------
     Earnings from operations. . . . . . . . . . . . .       9,782          5,982          6,821          1,961
Interest expense . . . . . . . . . . . . . . . . . . .       3,210          4,226          6,548          8,410
Other income, net. . . . . . . . . . . . . . . . . . .        (889)        (1,173)        (4,030)        (2,707)
                                                       -----------    -----------    -----------    -----------
     Earnings (loss) before income taxes . . . . . . .       7,461          2,929          4,303         (3,742)
Provision (benefit) for income taxes . . . . . . . . .       2,984          1,113          1,721         (1,422)
                                                       -----------    -----------    -----------    -----------
     Net earnings (loss) . . . . . . . . . . . . . . . $     4,477    $     1,816    $     2,582    $    (2,320)
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------



Retained earnings at beginning of period . . . . . . .      90,078         80,654         93,451         86,235
Dividends on common stock of $0.12, $0.12,
     $0.24 and $0.24 per share, respectively . . . . .      (1,492)        (1,451)        (2,970)        (2,896)
                                                       -----------    -----------    -----------    -----------
Retained earnings at end of period . . . . . . . . . . $    93,063    $    81,019    $    93,063    $    81,019
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Net earnings (loss) per common and common
     share equivalent: . . . . . . . . . . . . . . . . $      0.35    $      0.15    $      0.20    $     (0.19)
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                        Six Months Ended
                                                                                ------------------------------
                                                                                January 28,        January 29,
                                                                                   1994               1993
                                                                                -----------        -----------
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,582        $    (2,320)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Provision for depreciation and amortization. . . . . . . . . . . . . . . .        8,543              9,155
    Provision for deferred income tax benefit. . . . . . . . . . . . . . . . .         (614)                 -
    Changes in operating assets and liabilities:
       Receivables (net) . . . . . . . . . . . . . . . . . . . . . . . . . . .      (41,890)               732
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (49,769)           (45,432)
       Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (748)               477
       Payables and accruals . . . . . . . . . . . . . . . . . . . . . . . . .       21,074             10,301
       Accrued income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .         (385)            (2,385)
                                                                                -----------        -----------
         Net cash used in operating activities . . . . . . . . . . . . . . . .      (61,207)           (29,472)
                                                                                -----------        -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment . . . . . . . . . . . . . . . .       (4,174)            (4,260)
    Proceeds from asset disposals. . . . . . . . . . . . . . . . . . . . . . .           15                  -
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . .       (3,948)              (630)
                                                                                -----------        -----------
         Net cash used in investing activities . . . . . . . . . . . . . . . .       (8,107)            (4,890)
                                                                                -----------        -----------

Cash flows from financing activities:
    Increase in short-term debt. . . . . . . . . . . . . . . . . . . . . . . .       25,361             15,000
    Increase in sale of receivables. . . . . . . . . . . . . . . . . . . . . .        6,590              1,973
    Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . .      (15,000)                 -
    Proceeds from sale of common stock . . . . . . . . . . . . . . . . . . . .        3,587                686
    Purchases of common stock. . . . . . . . . . . . . . . . . . . . . . . . .         (914)                 -
    Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . .       (2,970)            (2,896)
                                                                                -----------        -----------
         Net cash provided by  financing activities. . . . . . . . . . . . . .       16,654             14,763
                                                                                -----------        -----------

Foreign currency translation adjustment. . . . . . . . . . . . . . . . . . . .            8             (1,208)
                                                                                -----------        -----------

Net decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (52,652)           (20,807)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .       61,793             25,491
                                                                                -----------        -----------

Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     9,141        $     4,684
                                                                                -----------        -----------
                                                                                -----------        -----------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 28, 1994



1.   BACKGROUND
     The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods. The Toro Company's business is seasonal. Operating results for the three months and six months ended January 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1994.

     These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report for the year ended July 31, 1993. The policies described in that report are used in preparing quarterly reports.

2.   INVENTORIES
     Substantially all inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of cost determination had been used, inventories would have been $17,221,000 and $13,364,000 higher than the levels reported as of the end of the first six months of fiscal years 1994 and 1993, respectively. Using the FIFO method, inventories would have been $65,489,000 and $61,775,000 of work-in-process and $80,209,000 and $71,146,000 of finished goods in fiscal years 1994 and 1993, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Total assets for the Company as of January 28, 1994 were $451.9 million, an increase of $13.4 million, or 3.1%, from the $438.5 million reported at the end of the second quarter last year. The increase resulted primarily from increases in trade receivables and inventory. The increase in trade receivables is directly related to increased sales volume. Inventory increased as a result of building product to meet increased demand coupled with production changes implemented to accommodate previous consolidation of manufacturing plants.

Total debt as of January 28, 1994 was $148.3 million, or $30.8 million less than the $179.1 million reported at the end of the second quarter last year. The ratio of total debt to total debt plus equity of 50.2% has improved from the 58.5% reported as of January 29, 1993. The lower debt ratio resulted from the reduced debt levels combined with an increase in equity as a result of fiscal 1993 earnings.

Our business is seasonal. Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to our customers and decrease in the late spring when payments become due. Our peak borrowing usually occurs in the third quarter. The seasonal working capital requirements of the business are financed primarily with short-term debt. We believe that the combination of funds available through existing financing options, coupled with forecasted cash flows, will provide the capital resources necessary to meet the Company's working capital requirements.


RESULTS OF OPERATIONS

The following table sets forth sales by product line.



                                                                         Three Months Ended
                                                      --------------------------------------------------------

(Dollars in thousands)                                January 28,    January 29,
                                                          1994           1993         $ Change        % Change
                                                      -----------    -----------    -----------    -----------
Consumer products. . . . . . . . . . . . . . . . . .  $   108,662    $    82,188    $    26,474          32.2%
Commercial products. . . . . . . . . . . . . . . . .       55,060         48,766          6,294          12.9
Irrigation products. . . . . . . . . . . . . . . . .       25,691         22,218          3,473          15.6
                                                      -----------    -----------    -----------    -----------
    Total *. . . . . . . . . . . . . . . . . . . . .  $   189,413    $   153,172    $    36,241          23.7%
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------

* Includes International sales of: . . . . . . . . .  $    30,529    $    26,321    $     4,208          16.0%



                                                                          Six Months Ended
                                                      --------------------------------------------------------

(Dollars in thousands)                                January 28,    January 29,
                                                          1994           1993         $ Change        % Change
                                                      -----------    -----------    -----------    -----------
Consumer products. . . . . . . . . . . . . . . . . .  $   189,052    $   141,361    $    47,691          33.7%
Commercial products. . . . . . . . . . . . . . . . .       90,613         78,762         11,851          15.1
Irrigation products. . . . . . . . . . . . . . . . .       45,509         46,492           (983)         (2.1)
                                                      -----------    -----------    -----------    -----------
    Total *. . . . . . . . . . . . . . . . . . . . .  $   325,174    $   266,615    $    58,559          22.0%
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------


* Includes International sales of: . . . . . . . . .  $    43,627    $    42,660    $       967           2.3%


Changes in net sales for the second quarter and year to date were attributed to the following factors. Consumer product sales reflect increased sales of walk power mower products, electric products and the continued acceptance of the new lower-priced lawn tractor introduced last spring. These increases were attributed to heavy ordering by distributors and mass merchandisers in anticipation of a much better retail selling season than last year and strong acceptance of new products. The commercial product sales increase was attributable to a strong domestic golf market and the continued acceptance of the new Workman-TM- vehicle. The irrigation product sales increase reflected improving domestic economic conditions and changes in our distribution network implemented in the first quarter of this fiscal year. The slight decline in irrigation sales year to date reflected the impact of reduced international sales because of the continued weak economies in major European and Asian markets. This decline was offset by the improving domestic market. The international sales increase reflected increases in commercial and consumer product sales, particularly the new Workman-TM- vehicle which was not in the market last year. These increases were offset by the decline in international irrigation sales as discussed above.

Gross profit of $66.6 million was $12.9 million (24%) higher than the $53.7 million reported for the second quarter of fiscal 1993. As a percent of sales, gross profit increased slightly to 35.2% for the second quarter of fiscal 1994 compared to 35.1% for the second quarter last year. Year to date gross profit was $115.6 million, $23.0 million (24.8%) higher than the $92.6 million reported last year. The dollar increase is attributed to increased sales volume and improved plant efficiencies which were offset somewhat by a lower-margin product mix.

Selling, general and administrative (S G & A) expenses increased $9.1 million, or 19.1%, to $56.8 million from the $47.7 million for the second quarter last year. Year to date S G & A of $108.8 million increased $18.2 million form the $90.6 million reported a year ago. The increases occurred principally as a result of increases in consumer product brand advertising, investment in customer support services related to changes made in irrigation's distribution channel, and increased research and development expenditures.

Interest expense of $3.2 million for the quarter was $1.0 million, or 23.8%, less than the $4.2 million the same period last year. Year to date interest expense decreased $1.9 million to $6.5 million from the $8.4 million reported a year ago. These decreases are principally because of the reduction in long-term debt.

Net other income decreased $0.3 million to $0.9 million from $1.2 million from the second quarter last year. The decrease resulted primarily from the decline of finance revenues because of improved inventory turnover at distributors and dealers. Year to date net other income of $4.0 million is $1.3 million higher than the $2.7 million reported a year ago. The year to date increase reflects $1.85 million received in settlement of a lawsuit relating to the purchase of Lawn-Boy, Inc. In addition to the items mentioned above, other income includes foreign currency exchange losses, royalty income and gains/losses incurred on joint ventures.

Provision for income taxes as a percent of pre-tax earnings was 40.0% for the second quarter of fiscal 1994 and benefit for income taxes as a percent of pre-tax loss was 38.0% for the same period in fiscal 1993. The tax rate increase reflects the enactment of the new tax law. We expect the tax rate to remain at 40% for the remainder of fiscal 1994.

While we expect our results for fiscal 1994 to be better than fiscal 1993, we are experiencing some shift in revenues to the first half of the fiscal year from the second half. Therefore, we do not expect our growth for the remainder of the fiscal year to be as dramatic as the increases experienced during the first half of the year.

                           PART II.  OTHER INFORMATION


Item 4  Results of Votes of Security Holders

     The Annual Meeting of Stockholders was held on December 16, 1993 involving election of directors, adoption of the 1993 Stock Option Plan and the appointment of auditors.

     The results of the stockholder votes were as follows: on the election of directors, 9,993,820 were voted for election and some of the proxies were cast against the two directors, but not more than 2.2% of the shares represented in person or by proxy at the meeting; on the 1993 Stock Option Plan 6,668,914 shares were voted for, 2,583,255 shares were voted against, 164,592 shares abstained and there were 769,794 broker non-votes; and on the appointment of the independent auditors 9,980,418 shares were voted for, 70,975 shares were voted against and 135,162 shares abstained.


Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibit 11  Computation of Earnings (Loss) per Common Share

     (b)  Reports on Form 8-K

          The Company did not file any Form 8-K reports during the second quarter of fiscal 1994.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE TORO COMPANY
                                  (Registrant)

                         By /s/ Gerald T. Knight
                            -----------------------------
                            Gerald T. Knight
                            Vice President, Finance
                            Chief Financial Officer
                            (principal financial officer)


Date:  March 10, 1994

                                                                      Exhibit 11


                        THE TORO COMPANY AND SUBSIDIARIES
           COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                           Three Months Ended             Six Months Ended
                                                       --------------------------    --------------------------
                                                       January 28,    January 29,    January 28,    January 29,
                                                          1994           1993           1994           1993
                                                       -----------    -----------    -----------    -----------
Net earnings (loss). . . . . . . . . . . . . . . . . . $     4,477    $     1,816    $     2,582    $    (2,320)

                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Primary:
     Shares for common and common share
     equivalent net earnings (loss) per share:
       Weighted average number of common
         shares outstanding. . . . . . . . . . . . . .  12,414,115     12,055,081     12,368,710     12,048,289
       Dilutive effect of outstanding
         stock options (1), (3). . . . . . . . . . . .     551,840        306,453        539,633              -
                                                       -----------    -----------    -----------    -----------
                                                        12,965,955     12,361,534     12,908,343     12,048,289
                                                       -----------    -----------    -----------    -----------

       Net earnings (loss) per common and
         common share equivalent . . . . . . . . . . . $      0.35    $      0.15    $      0.20    $     (0.19)
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------


Fully Diluted:
     Shares for common and common share
     equivalent net earnings (loss) per share:
       Weighted average number of common
         shares outstanding. . . . . . . . . . . . . .  12,414,115     12,055,081     12,368,710     12,048,289
       Dilutive effect of outstanding
         stock options (2), (3). . . . . . . . . . . .     565,762        306,453        585,798              -
                                                       -----------    -----------    -----------    -----------
                                                        12,979,877     12,361,534     12,954,508     12,048,289
                                                       -----------    -----------    -----------    -----------

       Net earnings (loss) per common and
         common share equivalent . . . . . . . . . . . $      0.35    $      0.15    $      0.20    $     (0.19)
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

1) Outstanding stock options and options exercised in the current period are converted to common share equivalents by the treasury stock method using the average market price of the Company's stock during each period.

2) Outstanding stock options and options exercised in the current period are converted to common share equivalents by the treasury stock method using the greater of the average market price or the period-end market price of the Company's stock during each period.

3) Loss per share calculations are based on weighted average common shares outstanding excluding common stock equivalents due to their anti-dilutive affect.
