Form 10-Q
period 1994-04-29
TORO CO
filed 1994-06-13
CIK 737758

- - ----------------------------------------------------------------------------
- - ----------------------------------------------------------------------------


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                         ---------------------------

                                  FORM 10-Q

                         ---------------------------

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

     For the Quarter Ended April 29, 1994 Commission File Number 1-8649
                           --------------                        ------



                              THE TORO COMPANY

           (Exact name of registrant as specified in its charter)


       DELAWARE                                        41-0580470
(State of Incorporation)              (I.R.S. Employer Identification Number)


                          8111 LYNDALE AVENUE SOUTH
                        BLOOMINGTON, MINNESOTA  55420
                      TELEPHONE NUMBER: (612) 888-8801



  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                        -----------------------------

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


The number of shares of Common Stock outstanding as of April 29, 1994 was 12,604,218.

- - ----------------------------------------------------------------------------
- - ----------------------------------------------------------------------------

                              THE TORO COMPANY
                             INDEX TO FORM 10-Q



                                                                    PAGE NUMBER
                                                                    -----------

PART I.   FINANCIAL INFORMATION:

            Condensed Consolidated Balance Sheets -
               April 29, 1994, April 30, 1993 and July 31, 1993 . . . .     3

            Condensed Consolidated Statements of Operations and
            Retained Earnings -
               Three and Nine Months Ended
               April 29, 1994 and April 30, 1993. . . . . . . . . . . .     4

            Consolidated Statements of Cash Flows -
               Nine Months Ended April 29, 1994 and April 30, 1993. . .     5

            Notes to Condensed Consolidated Financial Statements. . . .     6

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . .   7-8


PART II.  OTHER INFORMATION:

            Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . .     9

               Exhibit 11  Computation of Earnings Per Common Share . .    10

                        PART I. FINANCIAL INFORMATION

                      THE TORO COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                                            April 29,           April 30,            July 31,
                                                              1994                1993                 1993
                                                          -------------       -------------       --------------

ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . .   $       7,664       $       6,482       $       61,793
Receivables (net) . . . . . . . . . . . . . . . . . . .         300,751             276,190              180,363
Inventories . . . . . . . . . . . . . . . . . . . . . .         123,662              99,354               78,708
Prepaid expenses. . . . . . . . . . . . . . . . . . . .          23,004              25,368               23,266
                                                          -------------       -------------       --------------
      Total current assets. . . . . . . . . . . . . . .         455,081             407,394              344,130
                                                          -------------       -------------       --------------

Property, plant and equipment . . . . . . . . . . . . .         182,009             181,276              173,397
      Less accumulated depreciation and amortization. .         125,091             118,243              113,428
                                                          -------------       -------------       --------------
                                                          $      56,918       $      63,033       $       59,969

Other assets. . . . . . . . . . . . . . . . . . . . . .          18,266              20,415               15,104
                                                          -------------       -------------       --------------
      Total assets. . . . . . . . . . . . . . . . . . .   $     530,265       $     490,842       $      419,203
                                                          -------------       -------------       --------------
                                                          -------------       -------------       --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt . . . . . . . . . . .   $      45,645       $      16,140       $       15,000
Short-term debt . . . . . . . . . . . . . . . . . . . .          43,588              28,460                   --
Accounts payable. . . . . . . . . . . . . . . . . . . .          38,193              30,252               28,786
Other accrued liabilities . . . . . . . . . . . . . . .         155,882             124,922              106,474
                                                          -------------       -------------       --------------
      Total current liabilities . . . . . . . . . . . .         283,308             199,774              150,260
                                                          -------------       -------------       --------------

Deferred income taxes . . . . . . . . . . . . . . . . .             759               2,442                1,372
Long-term debt, less current portion. . . . . . . . . .          77,245             147,960              122,970
Deferred income . . . . . . . . . . . . . . . . . . . .           5,250                  --                   --

Stockholders' equity:
  Common stock par value $1.00,
     authorized 35,000,000 shares; issued and
     outstanding 12,604,218 shares at April 29,
     1994 (net of 28,544 treasury shares),
     12,252,230 shares at April 30, 1993
     (net of 325,643 treasury shares), and
     12,270,404 shares at July 31, 1993 (net
     of 307,469 treasury shares). . . . . . . . . . . .          12,604              12,252               12,270
   Additional paid-in capital . . . . . . . . . . . . .          49,357              44,736               44,898
   Retained earnings. . . . . . . . . . . . . . . . . .         107,189              92,304               93,451
   Foreign currency translation adjustment. . . . . . .            (224)               (792)                (795)
                                                          -------------       -------------       ---------------
                                                                168,926             148,500              149,824
   Receivable from ESOP . . . . . . . . . . . . . . . .          (5,223)             (7,834)              (5,223)
                                                          -------------       -------------       --------------
   Total common stockholders' equity. . . . . . . . . .         163,703             140,666              144,601
                                                          -------------       -------------       --------------
       Total liabilities and stockholders' equity . . .   $     530,265       $     490,842       $      419,203
                                                          -------------       -------------       --------------
                                                          -------------       -------------       --------------

See accompanying notes to condensed consolidated financial statements.

                      THE TORO COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND RETAINED EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER- SHARE DATA)



                                                            Three Months Ended                 Nine Months Ended
                                                      ----------------------------      ----------------------------
                                                        April 29,       April 30,         April 29,       April 30,
                                                          1994            1993              1994            1993
                                                      ------------    ------------      ------------    ------------

Net sales . . . . . . . . . . . . . . . . . . . . .   $    276,476    $    241,347      $    601,650    $    507,962
Cost of sales . . . . . . . . . . . . . . . . . . .        178,787         157,553           388,339         331,571
                                                      ------------    ------------      ------------    ------------
     Gross profit . . . . . . . . . . . . . . . . .         97,689          83,794           213,311         176,391
Selling, general and administrative
     expense. . . . . . . . . . . . . . . . . . . .         70,817          59,470           179,618         150,106
                                                      ------------    ------------      ------------    ------------
     Earnings from operations . . . . . . . . . . .         26,872          24,324            33,693          26,285
Interest expense. . . . . . . . . . . . . . . . . .          3,631           4,568            10,178          12,978
Other income, net . . . . . . . . . . . . . . . . .         (2,820)           (796)           (6,850)         (3,503)
                                                      ------------    ------------      ------------    ------------
     Earnings before income taxes . . . . . . . . .         26,061          20,552            30,365          16,810
Provision for income taxes. . . . . . . . . . . . .         10,424           7,810            12,146           6,388
                                                      ------------    ------------      ------------    ------------
     Net earnings . . . . . . . . . . . . . . . . .   $     15,637    $     12,742      $     18,219    $     10,422
                                                      ------------    ------------      ------------    ------------
                                                      ------------    ------------      ------------    ------------



Retained earnings at beginning of period. . . . . .         93,063          81,019            93,451          86,235
Dividends on common stock of $0.12, $0.12,
     $0.36 and $0.36 per share, respectively. . . .         (1,511)         (1,457)           (4,481)         (4,353)
                                                      ------------    ------------      ------------    ------------
Retained earnings at end of period. . . . . . . . .   $    107,189    $     92,304      $    107,189    $     92,304
                                                      ------------    ------------      ------------    ------------
                                                      ------------    ------------      ------------    ------------

Net earnings per common and common
     share equivalent:. . . . . . . . . . . . . . .   $       1.19    $       1.01      $       1.40    $       0.85
                                                      ------------    ------------      ------------    ------------
                                                      ------------    ------------      ------------    ------------


See accompanying notes to condensed consolidated financial statements.

                      THE TORO COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                                                      Nine Months Ended
                                                                ----------------------------
                                                                  April 29,      April 30,
                                                                    1994           1993
                                                                -------------  -------------

Cash flows from operating activities:
Net income . . .. . . . . . . . . . . . . . . . . . . . . .     $    18,219    $    10,422
     Adjustments to reconcile net income to net cash
       used in operating activities:
     Provision for depreciation and amortization. . . . . .          13,680         14,082
     Provision for deferred income tax benefit. . . . . . .            (613)           (67)
     Changes in operating assets and liabilities:
        Receivables (net) . . . . . . . . . . . . . . . . .        (126,977)       (77,853)
        Inventories . . . . . . . . . . . . . . . . . . . .         (44,954)       (25,229)
        Prepaid expenses. . . . . . . . . . . . . . . . . .             262            863
        Payables and accruals . . . . . . . . . . . . . . .          51,202         27,573
        Accrued income taxes. . . . . . . . . . . . . . . .           7,615          5,514
                                                                -----------    -----------
           Net cash used in operating activities. . . . . .         (81,566)       (44,695)
                                                                -----------    -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment . . . . . .          (9,270)        (6,009)
     Proceeds from asset disposals. . . . . . . . . . . . .              19             --
     Increase in other assets . . . . . . . . . . . . . . .          (4,541)        (2,728)
                                                                -----------    -----------
           Net cash used in investing activities. . . . . .         (13,792)        (8,737)
                                                                -----------    -----------

Cash flows from financing activities:
     Increase in short-term debt. . . . . . . . . . . . . .          43,588         28,460
     Increase in sale of receivables. . . . . . . . . . . .           6,589          8,333
     Repayments of long-term debt . . . . . . . . . . . . .         (15,080)            --
     Proceeds from deferred income. . . . . . . . . . . . .           5,250             --
     Proceeds from sale of common stock . . . . . . . . . .           6,026          3,066
     Purchases of common stock. . . . . . . . . . . . . . .          (1,234)          (291)
     Dividends on common stock. . . . . . . . . . . . . . .          (4,481)        (4,353)
                                                                -----------    -----------
           Net cash provided by financing activities. . . .          40,658         35,215
                                                                -----------    -----------

Foreign currency translation adjustment . . . . . . . . . .             571           (792)
                                                                -----------    -----------

Net decrease in cash. . . . . . . . . . . . . . . . . . . .         (54,129)       (19,009)
Cash at beginning of period . . . . . . . . . . . . . . . .          61,793         25,491
                                                                -----------    -----------

Cash at end of period . . . . . . . . . . . . . . . . . . .     $     7,664    $     6,482
                                                                -----------    -----------

                                                                -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                      THE TORO COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               APRIL 29, 1994



1.   BACKGROUND
     The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods. The Toro Company's business is seasonal. Operating results for the three months and nine months ended April 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1994.

     These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report for the year ended July 31, 1993. The policies described in that report are used in preparing quarterly reports.

2.   INVENTORIES
     Substantially all inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of cost determination had been used, inventories would have been $17,221,000 and $13,365,000 higher than the levels reported as of the end of the first nine months of fiscal years 1994 and 1993, respectively. Using the FIFO method, inventories would have been $64,907,000 and $54,157,000 of work-in-process and $75,976,000 and $58,562,000 of finished goods in fiscal years 1994 and 1993, respectively.

3.   DEFERRED INCOME
     The Company entered into an interest rate exchange agreement with a bank during the third quarter to preserve the value of the call option included in its $50 million, 11% long-term sinking fund notes due
     August 1, 2017, and to realize the benefit of current interest rates. As a result of this agreement the Company received $5.25 million from the bank, which is recorded on the balance sheet as deferred income. In return, the Company is obligated to pay the bank 10.25% on a notational amount of $50 million from August 1, 1997 through July 31, 2002 and the Company will receive payments based on a floating rate equal to LIBOR on the notational amount of $50 million for the same period.

     The net interest rate differential to be received or paid and the $5.25 million deferred income will be recognized, commencing August 1, 1997, over the term of the agreement as an adjustment to interest expense.

     In accordance with FASB Statement 107 "Disclosures about Fair Value of Financial Instruments" the cost to terminate this agreement at April 29, 1994, had management elected to do so, was approximately $3.7 million which would have resulted in a gain of approximately $1.6 million.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Total assets for the Company as of April 29, 1994 were $530.3 million, an increase of $39.5 million, or 8.1%, from the $490.8 million reported at the end of the third quarter last year. The increase resulted primarily from increases in trade receivables and inventory. The increase in trade receivables is directly related to increased sales volume. Inventory increased as a result of building product to meet increased demand coupled with production plans implemented to accommodate previous consolidation of manufacturing plants.

Total debt as of April 29, 1994 was $166.5 million, or $26.1 million less than the $192.6 million reported at the end of the third quarter last year. The ratio of total debt to total capital of 50.4% has improved from the 57.8% reported as of April 30, 1993. The lower debt ratio resulted from the reduced debt levels combined with an increase in equity as a result of fiscal 1994 earnings to date.

The business of the Company is seasonal. Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to customers (distributors and dealers) and decrease in the late spring when payments become due. Peak borrowing usually occurs in the third quarter. The seasonal working capital requirements of the business are financed primarily with short-term debt. Management believes that the combination of funds available through existing financing options, coupled with forecasted cash flows, will provide the capital resources necessary to meet the Company's working capital requirements.

RESULTS OF OPERATIONS

The following table sets forth sales by product line.


                                                                             Three Months Ended
                                                            ----------------------------------------------------
(Dollars in thousands)                                       April 29,      April 30,
                                                               1994           1993         $ Change     % Change
                                                            ----------     ----------     ----------    --------

Consumer products . . . . . . . . . . . . . . . . . . .     $  171,476     $  135,621     $   35,855      26.4%
Commercial products . . . . . . . . . . . . . . . . . .         71,908         73,841         (1,933)     (2.6)
Irrigation products . . . . . . . . . . . . . . . . . .         33,092         31,885          1,207       3.8
                                                            ----------     ----------     ----------      ----
    Total * . . . . . . . . . . . . . . . . . . . . . .     $  276,476     $  241,347     $   35,129      14.6%
                                                            ----------     ----------     ----------      -----
                                                            ----------     ----------     ----------

* Includes International sales of:. . . . . . . . . . .     $   57,774     $   56,606     $    1,168       2.1%


                                                                              Nine Months Ended
                                                            ----------------------------------------------------
(Dollars in thousands)                                       April 29,      April 30,
                                                               1994           1993         $ Change     % Change
                                                            ----------     ----------     ----------    --------

Consumer products . . . . . . . . . . . . . . . . . . .     $  360,530     $  276,982     $   83,548      30.2%
Commercial products . . . . . . . . . . . . . . . . . .        162,520        152,603          9,917       6.5
Irrigation products . . . . . . . . . . . . . . . . . .         78,600         78,377            223       0.3
                                                            ----------     ----------     ----------      -----
    Total * . . . . . . . . . . . . . . . . . . . . . .     $  601,650     $  507,962     $   93,688      18.4%
                                                            ----------     ----------     ----------      -----
                                                            ----------     ----------     ----------

* Includes International sales of:. . . . . . . . . . .       $101,400        $99,266         $2,134       2.2%


Changes in net sales for the third quarter and year to date were attributed to the following factors. Consumer product sales reflect increased sales of walk power mowers, electric products and the continued acceptance of the new lower-priced lawn tractor introduced last spring. These increases were attributed to heavy ordering by distributors and mass merchandisers in anticipation of a better retail selling season than last year, expansion of the distribution channel and retail network, and strong acceptance of new products. The commercial product sales decrease for the third quarter was primarily attributable to an aggressive introduction of the new Workman-TM-vehicle in fiscal 1993 and earlier shipments to distributors in the first half of fiscal 1994 to replenish low field inventory levels. On a year to date basis, commercial product sales are experiencing an increase over the prior year. The irrigation product sales increase reflects improving domestic economic conditions and changes in the distribution network implemented in the first quarter of this fiscal year. The slight increase in irrigation sales year to date reflects some strengthening in the domestic market. The international sales increase was attributed to increases in commercial product sales, particularly the new Workman-TM- vehicle which was new in the market last year.

Gross profit of $97.7 million was $13.9 million (16.6%) higher than the $83.8 million reported for the third quarter of fiscal 1993. As a percent of sales, gross profit increased slightly to 35.3% for the third quarter of fiscal 1994 compared to 34.7% for the third quarter last year. Year to date gross profit was $213.3 million, $36.9 million (20.9%) higher than the $176.4 million reported last year. The dollar increase is attributed to increased sales volume and improved manufacturing efficiencies.

Selling, general and administrative (S G & A) expenses increased $11.3 million, or 19.0%, to $70.8 million from the $59.5 million for the third quarter last year. Year to date S G & A of $179.6 million increased $29.5 million from the $150.1 million reported a year ago. The increases occurred principally as a result of investments in consumer product brand advertising, customer support services related to changes made in irrigation's distribution channel, research and development expenditures, a consumer warranty provision for a lawn tractor component modification, and start-up costs for the fertilizer and debris businesses.

Interest expense of $3.6 million for the quarter was $1.0 million, or 21.7%, less than the $4.6 million the same period last year. Year to date interest expense decreased $2.8 million to $10.2 million from the $13.0 million reported a year ago. These decreases are principally because of the reduction in long-term debt.

Net other income increased $2.0 million to $2.8 million from $0.8 million from the third quarter last year. The increase resulted primarily from the settlement of a patent infringement lawsuit and the sale of the portable heater business. Year to date net other income of $6.9 million is $3.4 million higher than the $3.5 million reported a year ago. The year to date increase reflects $1.85 million received in settlement of a lawsuit relating to the purchase of Lawn-Boy, Inc., as well as the items mentioned above. In addition to the items listed, other income includes foreign currency exchange losses, royalty income and gains/losses incurred on joint ventures.

Provision for income taxes as a percent of pre-tax earnings was 40.0% for the third quarter of fiscal 1994 and provision for income taxes as a percent of pre-tax loss was 38.0% for the same period in fiscal 1993. The tax rate increase reflects the enactment of the new tax law. The tax rate is expected to remain at 40% for the remainder of fiscal 1994.

We are optimistic about our outlook for the remainder of the fiscal year, and have good momentum to carry us into fiscal 1995.

                         PART II.  OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

   (a)  Exhibit 11  Computation of Earnings per Common Share

   (b)  Reports on Form 8-K

        The Company did not file any Form 8-K reports during the third quarter of fiscal 1994.


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE TORO COMPANY
                                (Registrant)

               By /s/ Gerald T. Knight
                    -------------------------------------------
                    Gerald T. Knight
                    Vice President, Finance
                    Chief Financial Officer
                    (principal financial officer)


Date:  June 10, 1994