Form 10-K
period 1994-07-31
TORO CO
filed 1994-10-28
CIK 737758

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Fiscal Year Ended  July 31, 1994
                                     ---------------

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from                to
                                          --------------    ---------------

                         Commission File Number  1-8649
                                                --------

                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 41-0580470
  (State of incorporation)           (I.R.S. Employer Identification Number)

                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
                        TELEPHONE NUMBER: (612) 888-8801
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                               ------------------
           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock                          New York Stock Exchange
  par value $1.00 per share
Preferred Share Purchase Rights       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X            No
                                           ---------           ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the close price of the Common Stock on September 30, 1994 as reported on the New York Stock Exchange, was approximately $314,586,300.

The number of shares of Common Stock outstanding as of September 30, 1994 was 12,583,452.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1994, are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held December 15, 1994, are incorporated by reference into
Part III.

                                                                          PART I


                                ITEM 1. BUSINESS

INTRODUCTION

The company designs, manufactures and markets consumer and commercial lawn and turf maintenance equipment, snow removal products and turf irrigation systems, including products for maintenance of golf courses, parks and other large turf areas. The company produced its first lawn mower for golf course fairways in 1922 and its first lawn mower for home use in 1939 and has continued to enhance its product lines and expand its market ever since.

The company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914. It was reincorporated in Delaware in 1983. The company's executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota 55420-1196, telephone number (612) 888-8801. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. The company finances a significant portion of its receivables through Toro Credit Company ("Toro Credit"), its wholly-owned finance subsidiary.

YARD MAINTENANCE EQUIPMENT

The company classifies its operations into one industry segment, yard maintenance equipment. The company has been a leader in transforming advanced technologies into products and services that provide solutions to lawn and turf care maintenance and beautification demands.

MANUFACTURING

The company's consumer spring and summer products are generally manufactured in the winter and spring months and its consumer fall and winter products are generally manufactured in the summer and fall months. The company's irrigation and commercial products are manufactured throughout the year.

In some areas of its business the company is primarily an assembler while in others it is a fully integrated manufacturer. Most of the components for the company's products are commercially available from a number of sources and the company is generally not dependent on any one supplier. The largest component costs are generally engines, transmissions and electric motors. The company purchases most of its engines and motors for consumer and commercial products from several suppliers. In addition, the company manufactures three types of two-cycle engines for its consumer products.

Management continues to seek greater efficiencies and improve work processes throughout the company. Toro's total quality process is focused upon improving product quality, customer response time and reducing overall product cost and inventory levels both within Toro and in the company's distribution channels.

TRADEMARKS AND PATENTS

Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks "Toro", "Wheel Horse" and "Lawn-Boy", all of which are registered in the United States and in the principal foreign countries in which the company markets its products. The company holds patents for many of its products in the United States and foreign countries and applies for patents on new products as new products are developed. Although management believes patents have value to the company, patent protection sometimes does not deter competitors from attempting to develop similar products. Management believes that factors such as innovation, quality and its distribution systems are significant in protecting its competitive position. Although patent protection is considered to be very beneficial, the company is not dependent on any one or more of its patents.

SEASONALITY

Sales of the company's consumer products, which accounted for approximately 54% of total sales in fiscal 1994, are highly seasonal with greater sales of yard maintenance equipment occurring in the spring. Sales of snow removal equipment in the fall and winter months and contra seasons in some global markets somewhat moderate this seasonality in consumer product sales. Seasonality in irrigation and commercial product sales also exists, but is tempered because the selling season in west coast and southern states continues for a longer portion of the year than in northern states. Overall, worldwide sales levels are highest in the third quarter. Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to the company's customers. Accounts receivable balances decrease in the late spring when payments are due. The seasonal requirements of the business are financed from operations and with short-term bank lines of credit and off-balance sheet financing.

DISTRIBUTION AND MARKETING

The company markets the majority of its products principally through approximately 48 domestic and 55 foreign distributors and mass merchandisers worldwide. Distributors resell consumer products to approximately 10,800 retail dealers throughout the United States. Riding products are sold primarily to approximately 4,000 retail service dealers throughout the United States through existing distributors acting as sales agents worldwide. Home appliance and Lawn-Boy products are sold directly to mass merchandisers and "do-it-yourself" home improvement retailers. Distributors sell commercial and irrigation products directly to end users, including irrigation contractors. Irrigation products are also sold through distributors to irrigation dealers and direct to general line distributors, mass merchandisers and "do-it-yourself" home improvement retailers for resale to contractors and end-users. Consumer products are sold to international distributors who resell to approximately 2,000 retail dealers outside the United States, principally in Canada, Western Europe, Japan and Australia. Additionally, some irrigation and consumer products are sold directly to approximately 700 retail dealers in Canada, Australia and Western Europe.

The company's current marketing strategy is to maintain distinct and separate brands and brand identification for Toro, Toro/Wheel Horse and Lawn-Boy products.

The company's distribution systems for the sale of its products are intended to assure quality of sales and market presence as well as effective after-market service. The company considers its distribution network to be a significant competitive asset in marketing Toro, Toro/Wheel Horse and Lawn-Boy products.

The company advertises its products during appropriate seasons throughout the year on television, radio and in print. Most of the company's advertising emphasizes its brand names. Advertising is directly paid by Toro as well as through cooperative programs with distributors and dealers.

BACKLOG OF ORDERS

The order backlog at July 31, 1994 and 1993 was as follows:


                                                  July 31
                                     -------------------------------
                                        1994                1993
                                     -----------         -----------

         Consumer. . . . . . . . .  $107,848,000        $43,190,000
         Commercial. . . . . . . .    40,279,000         33,037,000
         Irrigation. . . . . . . .    10,214,000          7,916,000


The increase in consumer product backlog reflects the fiscal 1994 sell-out of gas snow products and strong demand for snow products in anticipation of another hard winter season. The increase for commercial products reflects a strong first quarter for fiscal 1995 core product sales. Favorable weather conditions and rebounding economies in Europe and the Far East is exhibited by the increase in irrigation product backlog. The existing backlog is expected to be filled in the succeeding fiscal year.

COMPETITION

The principal competitive factors in the company's markets are product innovation, quality, service and pricing. Management believes the company offers high quality products with the latest technology and design innovations. Also, by selling Toro, Toro/Wheel Horse and Lawn-Boy brand products through a network of distributors and dealers who provide service, the company offers competitive service during and after the relevant warranty period.

The company competes in all product lines with numerous manufacturers, many of which have substantially greater financial resources than the company.

  CONSUMER

   The principal competitors for walk-behind mowers are American Yard Products, Inc. (a subsidiary of Electrolux AB), Deere & Company, Honda Motor Co., Ltd., MTD Products, Inc., Murray Ohio Manufacturing Co., Inc. (a subsidiary of Tompkins Corp.), Sears, Roebuck and Co. and Snapper Power Equipment (a division of ACT). The principal competitors in riding mowers and lawn and garden tractors are Ariens Company, Bolens Corporation (a division of Garden Way, Incorporated), Deere & Company, Honda Motor Co., Ltd., Murray Ohio Manufacturing Co., Inc., MTD Products, Inc., Noma Outdoor Products, Sears, Roebuck and Co., Simplicity Manufacturing Company and Snapper Power Equipment. The principal competitors for snow throwers are Ariens Company, Bolens Corporation, Honda Motor Co., Ltd., Noma Outdoor Products, Sears, Roebuck and Co., Simplicity Manufacturing Company, Snapper Power Equipment and Yamaha Motor Corporation, USA. The principal competitors in home improvement products are Black and Decker Corporation, K & S Industries, Inc., Malibu Lighting (a registered trademark of Intermatic, Inc.) and Poulan/Weed Eater (a division of Electrolux AB).

  COMMERCIAL

   The company's commercial products compete with products from numerous manufacturers, but the principal competitors across most of the company's commercial product lines are Deere & Company, Jacobsen and Ransomes Sims & Jefferies PLC, based in the United Kingdom.

  IRRIGATION

   The principal competitors in irrigation products are James Hardie Irrigation, Inc. (a subsidiary of James Hardie Industries Limited, based in Australia), Hunter Industries and Rain Bird Sprinkler Manufacturing Corporation. Management believes that its commitment to product innovation, its distribution systems and its focus on its target markets, position it well to compete in these various markets.

  INTERNATIONAL

   The international market is generally fragmented so that the degree of competition varies among the different countries in which the company markets its consumer, commercial and irrigation products. Most competitors in the irrigation and commercial product lines are based in the United States. Consumer product lines face more competition because foreign competitors can manufacture and market competing products in their countries at a lower cost. In addition, fluctuations in the value of the U.S. dollar may affect the price of the company's products in such markets, thereby affecting their competitiveness.

RESEARCH AND DEVELOPMENT

The company conducts research and development activities in an effort to improve existing products and to develop new products. Amounts expended on such activities aggregated approximately $30.9 million, or 3.9% of sales in 1994, $25.3 million, or 3.7% of sales in 1993 and $26.9 million, or 4.2% of sales in 1992. Management believes that the company's research and development efforts are important to the quality, mix and growth of its businesses and plans to continue its strong commitment to such activities.

GOVERNMENTAL REGULATION

The company's products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the Federal Consumer Product Safety Commission. The company is also subject to certain federal and state environmental, occupational safety and other regulations, none of which has had a material adverse affect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency (EPA) released proposed regulations for small engine emissions in May 1994. Toro has been working with industry associations and the EPA on the proposed rules for more than two years and is positioned to respond to whatever final rules are adopted.

EMPLOYEES

During 1994 the company employed an average of 3,434 employees. The total number of employees at July 31, 1994 was 2,800, reflecting the company's normal seasonal fluctuation in employment. Approximately one-quarter of the company's employees are covered by three collective bargaining agreements expiring in September 1994, November 1996 and May 1997, respectively. Management considers its overall relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

All of Toro's production facilities are located within the United States and Belgium. Except for the sales of the company's foreign subsidiaries which are not significant when compared to total company sales, substantially all financial transactions are made in U.S. dollars. Consequently, the company did not realize any significant impact to earnings due to fluctuations in foreign currencies.

Export sales were $109,344,000, $111,263,000 and $109,076,000 in fiscal 1994,
1993 and 1992, respectively. The identifiable assets attributable to foreign operations are not significant.

                               ITEM 2. PROPERTIES

The Toro Company utilizes owned manufacturing and office facilities which totaled approximately 2,199,000 square feet of space. The manufacturing facilities operated at about 89% of total capacity in fiscal 1994. The following schedule outlines the owned facilities by location, plant size and function:





    Location         Square Feet        Products Manufactured/Use
- - - - ------------------   -----------   ---------------------------------------

Plymouth, WI           463,000       Parts distribution center, office
Tomah, WI              274,000       Consumer and Commercial products
Bloomington, MN        244,000       Corporate headquarters
Riverside, CA          222,000       Irrigation products
Sardis, MS    (a)      244,000       Consumer products
Windom, MN             253,000       Consumer components and products
South Bend, IN(b)      226,000       Closed facility
Shakopee, MN           146,000       Components for consumer and commercial
                                     products
Oxford, MS              64,000       Components for consumer products
Oevel, Belgium          63,000       Consumer products
                     ---------
 Total Square Feet   2,199,000
                     ---------
                     ---------


     (a) Facility closed in 1993 due to restructuring.  Will be reopened in
         1995.
     (b) Facility closed in 1993 due to restructuring.   Building held for sale.




In 1994, the company leased the following warehouse space for its finished good distribution centers: 304,000 square feet in Lakeville, Minnesota and 228,000 square feet in Baraboo, Wisconsin. The company also leased manufacturing space of 145,000 square feet in Mound, Minnesota and 176,000 square feet in Olathe, Kansas. Other leased office and warehouse space located in various cities in the United States, Australia, Canada, France, Singapore and United Kingdom totaled approximately 92,000 square feet.

                            ITEM 3. LEGAL PROCEEDINGS

The company is routinely a party to various litigation in the ordinary course of its business. This ongoing litigation primarily involves claims for damages arising out of the use of the company's products, some of which include claims for punitive as well as compensatory damages. The company is also subject to administrative proceedings in respect of certain claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and clean up costs.
Management is of the opinion that the amounts which may be awarded or assessed in connection with these matters will not have a material effect on the company's financial position. Further, the company maintains insurance against product liability losses (other than for punitive damages). Such insurance presently covers claims in excess of $1,000,000 per claim or $2,000,000 in the aggregate during any fiscal year. The company regularly reviews these dollar limits.

        ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

                                                                         PART II



All information incorporated herein by reference in this Part II is from the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1994 ("Annual Report").

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Toro common stock (including related Preferred Share Purchase Rights) is listed for trading on the New York Stock Exchange. The number of common stockholders of record as of July 31, 1994 was 7,541.

See "Quarterly Financial Data" on page 28 of the Annual Report for dividends paid and range of high and low quotations, which are incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

See financial data for fiscal years 1994, 1993, 1992, 1991 and 1990 included in "Eleven-Year Selected Financial Data" on pages 12 and 13 of the Annual Report which information for this five-year period is incorporated herein by reference.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 18 of the Annual Report which is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of this report are incorporated herein by reference.

See "Quarterly Financial Data" appearing on page 28 of the Annual Report which is incorporated herein by reference.

          ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                                        PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of The Toro Company contained in the Proxy Statement for the Annual Meeting of Stockholders to be held December 15, 1994, is incorporated herein by reference to such proxy statement which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

EXECUTIVE OFFICERS - A complete list of all officers of the company is found on the inside back cover of the Registrant's Annual Report for the year ended July 31, 1994. Those persons deemed "EXECUTIVE OFFICERS" are listed below in alphabetical order. The list below includes their age and position with the company as of October 17, 1994, and positions held by them during the last five years. Officers are elected or appointed annually. Additional information regarding certain of the executive officers is contained in the Proxy Statement for the Annual Meeting of Stockholders to be held December 15, 1994.


Name, Age and Position
   with the Company       Business Experience During the Last Five Years
- - - - ----------------------    ----------------------------------------------

Calvin R. Hendrix         Appointed Vice President, Irrigation Division in
43, Vice President and    September 1993.  From 1988 to September 1993, held
General Manager           various management positions with Masco Corporation.
Irrigation Products

Randy B. James            Appointed Vice President, Controller in December 1988.
51, Vice President,       Previously held various management positions within
Controller                the company.

Gerald T. Knight          Elected Vice President-Finance in April 1992. From
47, Vice President-       December 1990 to April 1992, was Executive Director -
Finance, Chief            Finance and Corporate Controller of
Financial Officer         NeXT Computer, Inc. Prior to December 1990, held
                          various management positions with The Pillsbury
                          Company (a subsidiary of Grand Metropolitan).

Charles B. Lounsbury      Appointed Vice President, Distribution Parts and
51, Vice President,       Debris Management in November 1993.  From
Distribution, Parts       May 1991 to November 1993 was President and Chief
and Debris Management     Operating Officer of Leaseway Transportation
                          Corporation. While Mr. Lounsbury served as
                          President and a director of Leaseway, it filed for protection under Chapter 11 and was, during that period, discharged. From August 1987 to May 1991 was Senior Vice President of Leaseway
                          Transportation Corporation.

J. David McIntosh         Appointed Vice President, Consumer Division in
51, Vice President        February 1992. Appointed Vice President and General
and General Manager,      Manager, Home Improvement Division in May 1986.
Consumer Products


J. Lawrence McIntyre      Elected Vice President in July 1993. Elected Secretary
52, Vice President,       and General Counsel in August 1993.  Prior to
Secretary and             July 1993, was a shareholder with
General Counsel           Doherty, Rumble & Butler Professional Association.

Name, Age and Position
   with the Company       Business Experience During the Last Five Years
- - - - ----------------------    ----------------------------------------------

Kendrick B. Melrose       Elected Chairman of the Board in December 1987.
54, Chairman of the       Elected Chief Executive Officer in December 1983.
Board and Chief
Executive Officer


Karen M. Meyer            Elected Vice President, Human Resources/Administrative
44, Vice President        Services in December 1991.  Appointed Vice President,
Human Resources/          Human Resources/Administrative Services in December,
Administrative Services   1988.  Previously held various management positions
                          within the company.

David H. Morris           Elected President in December 1988. Elected Chief
53, President and         Operating Officer in August 1988.
Chief Operating Officer

Richard R. Pollick        Appointed Vice President, International Division in
55, Vice President and    March 1990.  Previously held various management
General Manager           positions within the company.
International Equipment

John G. Szafranski        Appointed Vice President, Commercial Products in
59, Vice President        December 1984.
and General Manager,
Commercial Equipment


                         ITEM 11. EXECUTIVE COMPENSATION

Information contained under the heading "Compensation" in the Proxy Statement for the Annual Meeting of the Stockholders to be held December 15, 1994, is incorporated herein by reference to such proxy statement which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management of The Toro Company contained in the Proxy Statement for the Annual Meeting of the Stockholders to be held December 15, 1994, is incorporated herein by reference to such proxy statement which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                                                         PART IV



    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Incorporated by reference into Part II, Item 8 of this report:

                                                            Pages in Fiscal 1994
                                                               Annual Report
                                                              to Stockholders

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 19

Consolidated Statements of Operations for the years ended
    July 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . 19

Consolidated Balance Sheets
    as of July 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . 20

Consolidated Statements of Cash Flows for the
    years ended July 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . 21

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 22-28

(a)  2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . 13

    Schedule VIII - Valuation and Qualifying Accounts. . . . . . . . . . 14

    Schedule IX - Short-term Borrowing . . . . . . . . . . . . . . . . . 15

    Schedule X - Supplementary Income Statement Information. . . . . . . 16

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)  3.  EXHIBITS

  3(i)(a) and 4(a)  Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, Registration No. 33-16125).

  3(i)(b) and 4(b)  Certificate of Amendment to Certificate of Incorporation of
                    the Registrant dated December 9, 1986 (incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 30, 1987, Commission file No. 1-8649).

  3(i)(c) and 4(c)  Certificate of Amendment to Certificate of Incorporation of
                    the Registrant dated December 8, 1987 (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1988, Commission File No. 1-8649).

  3(ii) and 4(d)    Bylaws of the Registrant (incorporated by reference to
                    Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1991, Commission file
                    No. 1-8649)

  4(e) Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement on Form S-8, Registration No. 2-94417).

  4(f) Rights Agreement dated as of June 14, 1988, between the Registrant and Norwest Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A dated June 17, 1988, Commission File No. 1-8649, as amended).

  4(g) Indenture dated as of July 15, 1987, between the Registrant and Manufacturers Hanover Trust Company, Trustee, relating to the Registrant's 11% Sinking Fund Debentures Due August 1, 2017 (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3, Registration No. 44-16175).

  10(a) Form of Employment Agreement in effect for certain officers of the Registrant (incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1993).

  10(b) 1985 Incentive Stock Option Plan and 1989 Stock Option Plan, both as amended (incorporated by reference Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1993).

  10(c) The Toro Company Matching Stock Purchase Plan (incorporated by reference to Exhibit 28 to the Registrant's Registration Statement on Form S-8, Registration No. 33-22469).

  10(d) 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement dated October 29, 1993).

  10(e) Continuous Performance Award Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement dated
                    October 31, 1991).

  11 Computation of Earnings (Loss) per Share of Common Stock and Common Stock Equivalent (page 17 of this report).

  13                Registrant's Fiscal 1994 Annual Report to Stockholders.

  21                Subsidiaries of Registrant (page 18 of this report).

  23                Independent Auditors' Consent (page 19 of this report).


(b)  REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           THE TORO COMPANY
   -------------------------------------
            (Registrant)

                                                    Dated: October 18, 1994

   /s/ Gerald T. Knight
   -------------------------------------
     Gerald T. Knight
     Vice President - Finance
     Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                          Date
      ---------                     -----                          ----

/s/ Kendrick B. Melrose     Chairman, Chief Executive          October 18, 1994
- - - - -------------------------   Officer and Director
Kendrick B. Melrose

/s/ David H. Morris         President, Chief Operating         October 18, 1994
- - - - -------------------------   Officer and Director
David H. Morris

/s/ Gerald T. Knight        Vice President - Finance,          October 18, 1994
- - - - -------------------------   Chief Financial Officer
Gerald T. Knight            (principal financial officer)


/s/ Randy B. James          Vice President, Controller         October 18, 1994
- - - - -------------------------  (principal accounting officer)
Randy B. James

/s/ Janet K. Cooper         Director                           October 18, 1994
- - - - -------------------------
Janet K. Cooper

/s/ William W. George       Director                           October 18, 1994
- - - - -------------------------
William W. George

/s/ Alex A. Meyer           Director                           October 18, 1994
- - - - -------------------------
Alex A. Meyer

/s/ Robert H. Nassau        Director                           October 18, 1994
- - - - -------------------------
Robert H. Nassau

/s/ Dale R. Olseth          Director                           October 18, 1994
- - - - -------------------------
Dale R. Olseth

/s/ Dale W. Turnbull        Director                           October 18, 1994
- - - - -------------------------
Dale W. Turnbull

/s/ Edwin H. Wingate        Director                           October 18, 1994
- - - - -------------------------
Edwin H. Wingate

                       [KPMG Peat Marwick LLP Letterhead]



                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
The Toro Company:


Under date of September 8, 1994, we reported on the consolidated balance sheets of The Toro Company and subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended July 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG Peat Marwick LLP
                                        KPMG Peat Marwick LLP


Minneapolis, Minnesota
September 8, 1994

                                                               Schedule VIII



                        THE TORO COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS



                          BALANCE AT    CHARGED TO
                        BEGINNING OF    COSTS AND                                   BALANCE AT
DESCRIPTION                 YEAR         EXPENSES      OTHER (a)    DEDUCTIONS (b)   END OF YEAR
- - - - ------------            -------------  -----------  ------------- ---------------   --------------

  Year Ended July 31, 1994
- - - - --------------------------
 Allowance
 for doubtful
 accounts                $5,589,000     $3,032,000   $    765,000  $   1,684,000     $7,702,000
                        -------------  -----------  ------------- ---------------   --------------


 Year Ended July 31, 1993
- - - - -------------------------
 Allowance
 for doubtful
 accounts                $6,358,000     $2,500,000   $      -      $   3,269,000     $5,589,000
                        -------------  -----------  ------------- ---------------   --------------

 Year Ended July 31, 1992
- - - - -------------------------
 Allowance
 for doubtful
 accounts                $3,564,000     $4,083,000   $      -      $   1,289,000     $6,358,000
                        -------------  -----------  ------------- ---------------   --------------



     (a) Additions to allowance for doubtful accounts during 1995 due to reclassification and acquisitions.
     (b)  Uncollectible accounts charged off, net of recoveries.


                                                                  Schedule IX

                        THE TORO COMPANY AND SUBSIDIARIES
                              Short-term Borrowing



                                                  Year Ended July 31,
                                              ------------------------------


                                                1994               1993
                                              -----------        -----------

 Balance at End of Period                     $         -        $         -
                                              -----------        -----------


 Weighted Average Interest Rate at End                N/A                N/A
  of Period
                                              -----------        -----------


 Maximum Amount Outstanding During the
  Period                                      $49,600,000        $45,500,000
                                              -----------        -----------


 Average Amount Outstanding During the
  Period (1)                                  $12,900,000        $10,600,000
                                              -----------        -----------


 Weighted Average Interest Rate During
  the Period (2)                                    6.45%              8.08%
                                              -----------        -----------


     (1) The average amount outstanding during the period represents total monthly borrowing divided by 12 months.

     (2) The weighted average interest rate represents total annual short-term interest expense, including facility fees, divided by the average daily debt outstanding.


     Short-term borrowing are unsecured borrowing under bank lines of credit.

                                                                      Schedule X

                        THE TORO COMPANY AND SUBSIDIARIES
                   Supplementary Income Statement Information



 Charged to Costs and Expenses:
                                               Year Ended July 31,
                                     -------------------------------------------

                                          1994            1993           1992
                                     -----------     -------------  -----------

 Maintenance and repairs             $10,650,000     $ 8,515,000    $ 7,074,000


 Depreciation and amortization of
   intangible assets                         *               *              *


 Taxes, other than payroll and
   income taxes                              *               *              *


 Royalties                                   *               *              *


 Advertising                         $26,282,000     $17,248,000    $22,058,000


                * Less than 1% of net sales for applicable year.
