Form 10-K/A
period 1994-07-31
TORO CO
filed 1994-12-06
CIK 737758

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

  11 Computation of Earnings (Loss) per Share of Common Stock and Common Stock Equivalent (page 17 of this report).

  13                Registrant's Fiscal 1994 Annual Report to Stockholders.

  21                Subsidiaries of Registrant (page 18 of this report).

  23                Independent Auditors' Consent (page 19 of this report).

 *27                Financial Data Schedule

(b)  REPORTS ON FORM 8-K

  None.

  * Filed Herewith

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

      Signature                     Title                          Date
      ---------                     -----                          ----

/s/ Kendrick B. Melrose     Chairman, Chief Executive          October 18, 1994
- -------------------------   Officer and Director
Kendrick B. Melrose

/s/ David H. Morris         President, Chief Operating         October 18, 1994
- -------------------------   Officer and Director
David H. Morris

/s/ Gerald T. Knight        Vice President - Finance,          October 18, 1994
- -------------------------   Chief Financial Officer
Gerald T. Knight            (principal financial officer)


/s/ Randy B. James          Vice President, Controller         October 18, 1994
- -------------------------  (principal accounting officer)
Randy B. James

/s/ Janet K. Cooper         Director                           October 18, 1994
- -------------------------
Janet K. Cooper

/s/ William W. George       Director                           October 18, 1994
- -------------------------
William W. George

/s/ Alex A. Meyer           Director                           October 18, 1994
- -------------------------
Alex A. Meyer

/s/ Robert H. Nassau        Director                           October 18, 1994
- -------------------------
Robert H. Nassau

/s/ Dale R. Olseth          Director                           October 18, 1994
- -------------------------
Dale R. Olseth

/s/ Dale W. Turnbull        Director                           October 18, 1994
- -------------------------
Dale W. Turnbull

/s/ Edwin H. Wingate        Director                           October 18, 1994
- -------------------------
Edwin H. Wingate