Form 10-Q
period 1994-10-28
TORO CO
filed 1994-12-09
CIK 737758

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                             -----------------------

                                    FORM 10-Q

                            ------------------------


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended October 28, 1994 Commission File Number 1-8649
                            ----------------                        ------

                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)


          DELAWARE                                41-0580470
  (State of Incorporation)          (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
                        TELEPHONE NUMBER: (612) 888-8801



    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes    X         No
                      -----             -----


The number of shares of Common Stock outstanding as of October 28, 1994 was 12,720,343.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION:

         Condensed Consolidated Statements of Operations and
         Retained Earnings -
           Three Months Ended October 28, 1994 and October 29, 1993. . . . .3

         Condensed Consolidated Balance Sheets -
           October 28, 1994, October 29, 1993 and July 31, 1994. . . . . . .4

         Consolidated Statements of Cash Flows -
           Three Months Ended October 28, 1994 and October 29, 1993. . . . .5

         Notes to Condensed Consolidated Financial Statements. . . . . . . .6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . .7-8


PART II. OTHER INFORMATION:


         Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .9

         Exhibit 11  Computation of Earnings (Loss) per Common Share . . . .10

                          PART I. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                          Three Months Ended
                                                      --------------------------
                                                      October 28,    October 29,
                                                         1994           1993
                                                      -----------    -----------
Net sales. . . . . . . . . . . . . . . . . . . . . . .$  205,704     $  135,761
Cost of sales. . . . . . . . . . . . . . . . . . . . .   129,639         86,726
                                                      ----------     ----------
    Gross profit . . . . . . . . . . . . . . . . . . .    76,065         49,035
Selling, general and administrative expense. . . . . .    62,677         51,995
                                                      ----------     ----------
    Earnings (loss) from operations. . . . . . . . . .    13,388         (2,960)
Interest expense . . . . . . . . . . . . . . . . . . .     2,480          3,338
Other income, net. . . . . . . . . . . . . . . . . . .    (2,929)        (3,141)
                                                      ----------     ----------
    Earnings (loss) before income taxes. . . . . . . .    13,837         (3,157)
Provision (benefit) for income taxes . . . . . . . . .     5,535         (1,263)
                                                      ----------     ----------
    Net earnings (loss). . . . . . . . . . . . . . . .$    8,302     $   (1,894)

Retained earnings at beginning of period . . . . . . .   109,688         93,451
Dividends on common stock of $0.12 per share . . . . .    (1,508)        (1,479)
                                                      ----------     ----------
Retained earnings at end of period . . . . . . . . . .$  116,482     $   90,078
                                                      ----------     ----------
                                                      ----------     ----------
Net earnings (loss) per share of common stock and
    common stock equivalent. . . . . . . . . . . . . .$     0.64     $    (0.15)
                                                      ----------     ----------
                                                      ----------     ----------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                           (Unaudited)    (Unaudited)
                                                           -----------    -----------
                                                           October 28,    October 29,      July 31,
                                                              1994           1993            1994
                                                           -----------    -----------    -----------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . $    12,402    $    28,199    $    36,231
Receivables (net). . . . . . . . . . . . . . . . . . . . .     199,910        160,795        183,683
Inventories. . . . . . . . . . . . . . . . . . . . . . . .     132,854        112,813        118,764
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      28,219         24,301         25,817
                                                           -----------    -----------    -----------
      Total current assets . . . . . . . . . . . . . . . .     373,385        326,108        364,495
                                                           -----------    -----------    -----------

Property, plant and equipment. . . . . . . . . . . . . . .     189,672        175,255        185,478
      Less accumulated depreciation and amortization . . .     129,735        117,335        126,635
                                                           -----------    -----------    -----------
                                                                59,937         57,920         58,843
Other assets . . . . . . . . . . . . . . . . . . . . . . .      18,243         15,796         20,301
                                                           -----------    -----------    -----------
      Total assets . . . . . . . . . . . . . . . . . . . . $   451,565    $   399,824    $   443,639
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . . . . $    21,055    $    36,206    $    20,300
Accounts payable . . . . . . . . . . . . . . . . . . . . .      37,473         32,746         37,035
Other accrued liabilities. . . . . . . . . . . . . . . . .     138,659        100,269        131,377
                                                           -----------    -----------    -----------
      Total current liabilities. . . . . . . . . . . . . .     197,187        169,221        188,712
                                                           -----------    -----------    -----------
Deferred income taxes. . . . . . . . . . . . . . . . . . .           -          1,372              -
Long-term debt, less current portion . . . . . . . . . . .      70,399         87,325         81,025
Deferred income. . . . . . . . . . . . . . . . . . . . . .       5,250              -          5,250

Common stockholders' equity:
   Common stock par value $1.00,
      authorized 35,000,000 shares; issued and
      outstanding 12,720,343 shares at October
      28, 1994 (net of 2,975 treasury shares),
      12,370,452 shares at October 29,
      1993 (net of 207,421 treasury shares),
      and 12,561,204 shares at July 31, 1994
      (net of 76,153 treasury shares). . . . . . . . . . .      12,720         12,371         12,561
   Additional paid-in capital. . . . . . . . . . . . . . .      52,374         46,066         49,420
   Retained earnings . . . . . . . . . . . . . . . . . . .     116,482         90,078        109,688
   Foreign currency translation adjustment . . . . . . . .        (235)        (1,386)          (405)
                                                           -----------    -----------    -----------
                                                               181,341        147,129        171,264
   Receivable from ESOP. . . . . . . . . . . . . . . . . .      (2,612)        (5,223)        (2,612)
                                                           -----------    -----------    -----------
   Total common stockholders' equity . . . . . . . . . . .     178,729        141,906        168,652
                                                           -----------    -----------    -----------
      Total liabilities and common stockholders' equity. . $   451,565    $   399,824    $   443,639
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         Three Months Ended
                                                                     --------------------------
                                                                     October 28,    October 29,
                                                                        1994           1993
                                                                     -----------    -----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . $    8,302     $   (1,894)
   Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities:
   Provision for depreciation and amortization . . . . . . . . . . .      3,959          4,152
   Loss on disposal of property, plant and equipment . . . . . . . .        (21)             -
   Changes in operating assets and liabilities:
         Receivables (net) . . . . . . . . . . . . . . . . . . . . .    (16,227)        19,568
         Inventories . . . . . . . . . . . . . . . . . . . . . . . .    (14,090)       (34,105)
         Prepaid expenses and deferred income tax benefits . . . . .     (2,402)        (1,035)
         Accounts payable and accrued expenses . . . . . . . . . . .      8,008          1,628
         Accrued income taxes. . . . . . . . . . . . . . . . . . . .       (288)        (3,873)
                                                                     ----------     ----------
            Net cash used in operating activities. . . . . . . . . .    (12,759)       (15,559)
                                                                     ----------     ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . . . . . .     (4,721)        (1,858)
   Proceeds from asset disposals . . . . . . . . . . . . . . . . . .         36              -
   (Increase) decrease in other assets . . . . . . . . . . . . . . .      1,710           (937)
                                                                     ----------     ----------
            Net cash used in investing activities. . . . . . . . . .     (2,975)        (2,795)
                                                                     ----------     ----------

Cash flows from financing activities:
   Repayments of long-term debt. . . . . . . . . . . . . . . . . . .     (9,871)       (14,439)
   Proceeds from sale of common stock. . . . . . . . . . . . . . . .      4,203          1,829
   Purchases of common stock . . . . . . . . . . . . . . . . . . . .     (1,090)          (560)
   Dividends on common stock . . . . . . . . . . . . . . . . . . . .     (1,508)        (1,479)
                                                                     ----------     ----------
           Net cash used in financing activities . . . . . . . . . .     (8,266)       (14,649)
                                                                     ----------     ----------

Foreign currency translation adjustment. . . . . . . . . . . . . . .        171           (591)
                                                                     ----------     ----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . .    (23,829)       (33,594)
Cash and cash equivalents at beginning of period . . . . . . . . . .     36,231         61,793
                                                                     ----------     ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . $   12,402     $   28,199
                                                                     ----------     ----------
                                                                     ----------     ----------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 28, 1994

1.   BACKGROUND
     The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods. The Toro Company's business is seasonal. Operating results for the three months ended October 28, 1994 are not necessarily indicative of the results that may be expected for the year ending July 31, 1995.

     These statements should be read in conjunction with the financial statements and footnotes included in the company's Annual Report for the year ended July 31, 1994. The policies described in that report are used for preparing quarterly reports.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Total assets for the company as of October 28, 1994, were $451.6 million, an increase of $51.8 million, or 13.0%, from the $399.8 million reported at the end of the first quarter last year. The increase in assets consisted primarily of higher trade receivables and inventory which were offset partially by a decrease in cash and cash equivalents. The increase in trade receivables reflected an increase in dealer receivables financed by the company ($24.5 million) as well as an overall increase in sales. The increase in inventory resulted primarily from increased walk power mower production carried over from the prior year, as well as the addition of the recycling equipment product line in 1995. Cash and cash equivalents have decreased primarily because of continued reduction of long-term debt.

Total debt as of October 28, 1994 was $91.5 million, or $32.0 million less than the $123.5 million reported at the end of the first quarter last year. The ratio of total debt to total debt plus equity decreased to 33.8% from the 46.5% reported as of October 29, 1993. The lower debt ratio resulted from the reduced debt levels in combination with an increased equity position primarily because of earnings in the past two years.

The company's business is seasonal. Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to the company's customers and decrease in late spring when payments become due. The company's peak borrowing usually occurs in its third quarter. The seasonal working capital requirements of the business are financed primarily with short-term debt. Management believes that the combination of funds available through its existing financing options, coupled with forecasted cash flows, will provide the capital resources for its anticipated needs.

RESULTS OF OPERATIONS

The following table sets forth sales by product line.


                                                    Three Months Ended
                                     -----------------------------------------------
                                     OCTOBER 28,  October 29,
                                         1994        1993       $ Change    % Change
                                     -----------  -----------  ----------   --------
Consumer products. . . . . . . . . . $  126,756   $   75,040   $   51,716     68.9%
Commercial products. . . . . . . . .     48,656       40,903        7,753      19.0
Irrigation products. . . . . . . . .     30,292       19,818       10,474      52.9
                                     ----------   ----------   ----------
  Total *. . . . . . . . . . . . . . $  205,704   $  135,761   $   69,943      51.5
                                     ----------   ----------   ----------
                                     ----------   ----------   ----------

* Includes international sales of. . $   23,740   $   13,098   $   10,642     81.2%

Changes in net sales for the first quarter were attributed to the following factors. Consumer product sales rose reflecting increased sales of snow removal equipment, electric blowers and the new lower priced lawn tractor introduced in 1994. The commercial product sales increase was attributable to a continued strong domestic golf market, increased demand in tax-supported markets and the introduction of recycling equipment products. The irrigation product sales increase resulted partially from the domestic distribution reorganization made in 1994 and favorable weather conditions. The increase in international sales was primarily the result of strong irrigation product sales, increased sales of snow removal equipment and rebounding economies in various international markets.

Gross profit of $76.1 million was $27.1 million (55.3%) higher than the $49.0 million reported for the first quarter of 1994. As a percent of sales, gross profit increased to 37.0% for the first quarter of 1995 compared to 36.1% for the first quarter last year. The increases in gross profit and gross profit percentage were attributed to increased sales and greater manufacturing efficiencies which were offset partially by a lower-margin product mix.

Selling, general and administrative expenses increased $10.7 million, or 20.6%, to $62.7 million from the $52.0 million for the first quarter last year which primarily reflected an increase in marketing expenditures and an increase in administrative expense for various employee incentive programs, shared costs of currency protection contracts with foreign distributors, distribution enhancement costs and product development charges. As a percent of sales, selling, general and administrative expenses were 30.5% of net sales for the first quarter of 1995 compared to 38.3% for the first quarter last year primarily because of benefits from effective cost control measures implemented in the past few years.

Interest expense of $2.5 million for the quarter was $0.8 million, or 24.2% less than the $3.3 million for the same period last year principally because of the reduction in long-term debt.

Other income, net of $2.9 million decreased $0.2 million from the $3.1 million for the first quarter last year. 1994 other income, net included a one-time lawsuit settlement of $1.85 million related to the purchase of Lawn-Boy. Excluding the effect of the $1.85 million lawsuit settlement, 1995 other income, net would have increased $1.7 million because of increased finance revenue, foreign currency exchange gains and gains incurred on the company's joint ventures.

                           PART II.  OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibit 11  Computation of Earnings (Loss) per Common Share

     (b)  Exhibit 27  Financial Data Schedule

          Summarized financial data; electronic filing only.

     (c)  Reports on Form 8-K

          The company did not file any Form 8-K reports during the first quarter of 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE TORO COMPANY
                                          (Registrant)


                                   By /s/ Gerald T. Knight
                                      -------------------------------
                                      Gerald T. Knight
                                      Vice President, Finance
                                      Chief Financial Officer
                                      (principal financial officer)


Date:  December 9, 1994