Form 10-Q
period 1995-02-03
TORO CO
filed 1995-03-17
CIK 737758

================================================================================
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

      For the Quarter Ended FEBRUARY 3, 1995 Commission File Number 1-8649


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


                       Yes   X          No
                           ------          ------


The number of shares of Common Stock outstanding as of February 3, 1995 was 12,770,584.
- -------------------------------------------------------------------------------
===============================================================================

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                   PAGE NUMBER

PART I. FINANCIAL INFORMATION:

          Condensed Consolidated Statements of Operations and
          Retained Earnings -
             Three and Six Months Ended
             February 3, 1995 and January 28, 1994 . . . . . . . . . . . 3

          Condensed Consolidated Balance Sheets
             February 3, 1995, January 28, 1994 and July 31, 1994, . . . 4

          Consolidated Statements of Cash Flows -
             Six Months Ended February 3, 1995 and January 28, 1994. . . 5

          Notes to Condensed Consolidated Financial Statements . . . . . 6

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . 7-8


PART II.  OTHER INFORMATION:

          Item 4  Results of Votes of Security Holders . . . . . . . . . 9

          Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . 9

             Exhibit 11  Computation of Earnings Per Common Share. . . .10

                          PART I. FINANCIAL INFORMATION

                                                  THE TORO COMPANY AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)
                                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                           Three Months Ended             Six Months Ended
                                                      ----------------------------  ----------------------------
                                                       February 3,    January 28,    February 3,    January 28,
                                                          1995           1994           1995           1994
                                                      -------------  ------------   ------------   ------------
Net sales. . . . . . . . . . . . . . . . . . . . . .  $   213,950    $   189,413    $   419,654    $   325,174
Cost of sales. . . . . . . . . . . . . . . . . . . .      137,882        122,826        267,521        209,552
                                                      -------------  ------------   ------------   ------------
     Gross profit. . . . . . . . . . . . . . . . . .       76,068         66,587        152,133        115,622
Selling, general and administrative
     expense . . . . . . . . . . . . . . . . . . . .       63,994         56,805        126,295        108,801
                                                      -------------  ------------   ------------   ------------
     Earnings from operations. . . . . . . . . . . .       12,074          9,782         25,838          6,821
Interest expense . . . . . . . . . . . . . . . . . .        2,595          3,210          5,075          6,548
Other income, net. . . . . . . . . . . . . . . . . .       (1,852)          (889)        (4,405)        (4,030)
                                                      -------------  ------------   ------------   ------------
     Earnings before income taxes. . . . . . . . . .       11,331          7,461         25,168          4,303
Provision for income taxes . . . . . . . . . . . . .        4,532          2,984         10,067          1,721
                                                      -------------  ------------   ------------   ------------
     Net earnings. . . . . . . . . . . . . . . . . .  $     6,799    $     4,477   $     15,101    $     2,582
                                                      =============  ============   ============   ============


Retained earnings at beginning of period . . . . . .      116,482         90,078        109,688         93,451
Dividends on common stock of $0.12, $0.12,
     $0.24 and $0.24 per share, respectively . . . .       (1,530)        (1,492)        (3,038)        (2,970)
                                                      -------------  ------------   ------------   ------------
Retained earnings at end of period . . . . . . . . .  $   121,751    $    93,063    $   121,751    $    93,063
                                                      =============  ============   ============   ============

Net earnings per share of common stock and
     common stock equivalent . . . . . . . . . . . .  $      0.51    $      0.35    $      1.15    $      0.20
                                                      =============  ============   ============   ============

See accompanying notes to condensed consolidated financial statements.


                                                  THE TORO COMPANY AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)


                                                            February 3,    January 28,     July 31,
                                                               1995           1994           1994
                                                          -------------- -------------- --------------
ASSETS
- ------
Cash and cash equivalents. . . . . . . . . . . . . . . .  $      9,198   $      9,141   $     36,231
Receivables (net). . . . . . . . . . . . . . . . . . . .       221,924        215,663        183,683
Inventories. . . . . . . . . . . . . . . . . . . . . . .       165,053        128,477        118,764
Prepaid expenses . . . . . . . . . . . . . . . . . . . .        31,216         24,014         25,817
                                                          -------------  -------------  --------------
     Total current assets. . . . . . . . . . . . . . . .       427,391        377,295        364,495
                                                          -------------  -------------  --------------

Property, plant and equipment. . . . . . . . . . . . . .       196,816        177,339        185,478
     Less accumulated depreciation and amortization. . .       133,752        120,643        126,635
                                                          -------------  -------------  --------------
                                                               $63,064        $56,696        $58,843

Other assets . . . . . . . . . . . . . . . . . . . . . .        19,150         17,941         20,301
                                                          -------------  -------------  --------------
     Total assets. . . . . . . . . . . . . . . . . . . .  $    509,605   $    451,932    $   443,639
                                                          =============  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current portion of long-term debt. . . . . . . . . . . .  $     16,055   $     35,645    $    20,300
Short-term debt. . . . . . . . . . . . . . . . . . . . .        55,854         25,361              -
Accounts payable . . . . . . . . . . . . . . . . . . . .        41,957         36,066         37,035
Other accrued liabilities. . . . . . . . . . . . . . . .       140,147        119,883        131,377
                                                          -------------  -------------  --------------
     Total current liabilities . . . . . . . . . . . . .       254,013        216,955        188,712
                                                          -------------  -------------  --------------

Deferred income taxes. . . . . . . . . . . . . . . . . .             -            758              -
Long-term debt, less current portion . . . . . . . . . .        65,384         87,325         81,025
Deferred income. . . . . . . . . . . . . . . . . . . . .         5,250              -          5,250

Common stockholders' equity:
   Common stock par value $1.00,
     authorized 35,000,000 shares; issued and
     outstanding 12,770,584 shares at February 3,
     1995 (net of 4,467 treasury shares),
     12,466,881 shares at January 28, 1994
     (net of 110,992 treasury shares), and
     12,561,204 shares at July 31, 1994 (net
     of 76,153 treasury shares). . . . . . . . . . . . .        12,771         12,467         12,561
   Additional paid-in capital. . . . . . . . . . . . . .        53,063         47,374         49,420
   Retained earnings . . . . . . . . . . . . . . . . . .       121,751         93,063        109,688
   Foreign currency translation adjustment . . . . . . .           (15)          (787)          (405)
                                                          -------------  -------------  --------------
                                                               187,570        152,117        171,264
   Receivable from ESOP. . . . . . . . . . . . . . . . .        (2,612)        (5,223)        (2,612)
                                                          -------------  -------------  --------------
   Total common stockholders' equity . . . . . . . . . .       184,958        146,894        168,652
                                                          -------------  -------------  --------------
     Total liabilities and common stockholders' equity .  $    509,605   $    451,932    $   443,639
                                                          =============  =============  ==============

See accompanying notes to condensed consolidated financial statements.


                                                  THE TORO COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)


                                                                                  Six Months Ended
                                                                       ---------------------------------------
                                                                           February 3,         January 28,
                                                                              1995                 1994
                                                                       ----------------     ------------------
Cash flows from operating activities:
Net earnings. . . .  . . . . . . . . . . . . . . . . . . . . . . . . .  $      15,101       $       2,582
     Adjustments to reconcile net earnings to net cash
           used in operating activities:
     Provision for depreciation and amortization . . . . . . . . . . .          8,400               8,543
     Loss on disposal of property, plant and equipment . . . . . . . .           (127)                  -
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           (297)               (614)
     Changes in operating assets and liabilities:
               Receivables (net) . . . . . . . . . . . . . . . . . . .        (44,168)            (41,890)
               Inventories . . . . . . . . . . . . . . . . . . . . . .        (46,289)            (49,769)
               Prepaid expenses. . . . . . . . . . . . . . . . . . . .         (5,399)               (748)
               Accounts payable and accrued expenses . . . . . . . . .         18,813              21,074
               Accrued income taxes. . . . . . . . . . . . . . . . . .         (5,121)               (385)
                                                                       ---------------      ------------------
                    Net cash used in operating activities. . . . . . .        (59,087)            (61,207)
                                                                       ---------------      ------------------

Cash flows from investing activities:
     Purchases of property, plant and equipment. . . . . . . . . . . .        (12,115)             (4,174)
     Proceeds from asset disposals . . . . . . . . . . . . . . . . . .            269                  15
     (Increase) decrease in other assets . . . . . . . . . . . . . . .            800              (3,948)
                                                                       ---------------      ------------------
                    Net cash used in investing activities. . . . . . .        (11,046)             (8,107)
                                                                       ---------------      ------------------

Cash flows from financing activities:
     Increase in short-term debt . . . . . . . . . . . . . . . . . . .         55,854              25,361
     Increase in sale of receivables . . . . . . . . . . . . . . . . .          5,927               6,590
     Repayments of long-term debt. . . . . . . . . . . . . . . . . . .        (19,886)            (15,000)
     Proceeds from sale of common stock. . . . . . . . . . . . . . . .          5,134               3,587
     Purchases of common stock . . . . . . . . . . . . . . . . . . . .         (1,281)               (914)
     Dividends on common stock . . . . . . . . . . . . . . . . . . . .         (3,038)             (2,970)
                                                                       ---------------      ------------------
                    Net cash provided by financing activities. . . . .         42,710              16,654
                                                                       ---------------      ------------------

Foreign currency translation adjustment. . . . . . . . . . . . . . . .            390                   8
                                                                       ---------------      ------------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .        (27,033)            (52,652)
Cash and cash equivalents at beginning of period . . . . . . . . . . .         36,231              61,793
                                                                       ---------------      ------------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $       9,198       $       9,141
                                                                       ===============      ==================

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 3, 1995



1.   BACKGROUND
     The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods. The Toro Company's business is seasonal. Operating results for the three months and six months ended February 3, 1995 are not necessarily indicative of the results that may be expected for the year ending July 31, 1995.

     These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report for the year ended July 31, 1994. The policies described in that report are used in preparing quarterly reports.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Total assets for the Company as of February 3, 1995 were $509.6 million, an increase of $57.7 million, or 12.8%, from the $451.9 million reported at the end of the second quarter last year. The increase resulted primarily from increases in inventory and trade receivables. Inventory increased as a result of increased production of riding products to meet anticipated demand and a reduction in walk power mower shipments in response to excess retail inventory levels. In addition, a joint venture with a distributor and the acquisition of recycling equipment products that were added subsequent to the second quarter of 1994 resulted in new inventories on hand in the current year which were not on hand in the prior year. The increase in trade receivables reflected an increase in dealer receivables financed by the Company as well as an overall increase in sales volume.

Total debt as of February 3, 1995 was $137.3 million, or $11.0 million less than the $148.3 million reported at the end of the second quarter last year. The ratio of total debt to total debt plus equity of 42.6% has improved from the 50.2% reported as of January 28, 1994. The lower debt ratio resulted from the reduced debt levels combined with an increase in equity as a result of earnings in the past two years.

The Company's business is seasonal. Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to customers and decrease in the late spring when payments become due. Peak borrowing usually occurs in the third quarter. The seasonal working capital requirements of the business are financed primarily with short-term debt. Management believes that the combination of funds available through existing financing options, coupled with forecasted cash flows, will provide the capital resources necessary to meet the Company's working capital requirements.

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth sales by product line:

                                                       Three Months Ended
                                        --------------------------------------------------------
(Dollars in thousands)                  February 3,    January 28,
                                           1995           1994         $ Change       % Change
                                        -----------    -----------    ----------     -----------
Consumer products. . . . . . . . . .    $  111,979     $   97,250     $   14,729        15.1%
Commercial products. . . . . . . . .        73,842         66,472          7,370        11.1
Irrigation products. . . . . . . . .        28,129         25,691          2,438         9.5
                                        ----------     ----------     ----------
    Total *. . . . . . . . . . . . .    $  213,950     $  189,413     $   24,537        13.0%
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

* Includes International sales of: .    $   34,782     $   30,529     $    4,253        13.9%


                                                       Six Months Ended
                                        --------------------------------------------------------
(Dollars in thousands)                  February 3,    January 28,
                                           1995           1994        $ Change       % Change
                                        ----------     -----------    ---------      ---------
Consumer products. . . . . . . . . .    $  238,735     $  172,290     $  66,445         38.6%
Commercial products. . . . . . . . .       122,498        107,375        15,123         14.1
Irrigation products. . . . . . . . .        58,421         45,509        12,912         28.4
                                        ----------     ----------     ---------
    Total *. . . . . . . . . . . . .    $  419,654     $  325,174     $  94,480         29.1%
                                        ----------     ----------     ---------
                                        ----------     ----------     ---------

* Includes International sales of: .    $   58,522     $   43,627     $  14,895         34.1%


Changes in net sales for the second quarter and year to date were attributed to the following factors. Consumer product sales reflected exceptional sales of snow removal equipment as well as increased demand and improved availability of riding products. Walk power mower sales declined as a result of reduced shipments in response to excess retail inventory . The increase in commercial product sales reflected continued strength in the golf and tax-supported markets as well as the addition of recycling equipment products in 1995. Irrigation product sales reflected continued growth in the golf market as well as the positive impact of a distribution change implemented by the Company in the prior year. International product sales increased because of rebounding economies in Europe and the Pacific Rim which resulted in increased golf course irrigation equipment sales as well as increased sales of riding products. In addition, the change to dealer direct distribution in Canada resulted in increased sales of walk power mowers.

Gross profit of $76.1 million was $9.5 million (14.3%) higher than the $66.6 million reported for the second quarter of 1994. As a percent of sales, gross profit increased to 35.6% for the second quarter of 1995 compared to 35.2% for the second quarter last year. Year to date gross profit was $152.1 million, $36.5 million (31.6%) higher than the $115.6 million reported last year. The dollar increase was attributed to increased sales volume and a favorable product mix which was offset partially by an increase in the cost of certain raw materials such as aluminum ingot and raw steel.

Selling, general and administrative (S G & A) expenses increased $7.2 million, or 12.7%, to $64.0 million from the $56.8 million for the second quarter last year. Year to date S G & A of $126.3 million increased $17.5 million from the $108.8 million reported a year ago. As a percent of sales, year to date S G & A decreased to 30.1% compared to 33.5% for the prior year. The dollar increases occurred principally as a result of increased marketing expenditures, increased research and development and increased administrative expense for distribution enhancement and support, information system advancements, various employee incentive programs as well as the addition of a joint venture with a distributor.

Interest expense of $2.6 million for the quarter was $0.6 million, or 18.8%, less than the $3.2 million the same period last year. Year to date interest expense decreased $1.4 million to $5.1 million from the $6.5 million reported a year ago. These decreases were principally because of the reduction in long-term debt.

Other income, net increased $1.0 million to $1.9 million from $0.9 million from the second quarter last year. The increase resulted primarily from increased finance revenues from the Company's wholly-owned finance subsidiary which implemented a new dealer financing business initiative during the year. This was offset slightly by foreign currency exchange losses. Year to date other income, net of $4.4 million was $0.4 million higher than the $4.0 million reported a year ago. 1994 other income, net included a one-time lawsuit settlement of $1.85 million related to the purchase of Lawn-Boy. Excluding the effect of the $1.85 million lawsuit settlement, 1995 other income, net would have increased $2.3 million because of increased finance revenue, foreign currency exchange gains and gains resulting from joint venture activity.

                           PART II.  OTHER INFORMATION


Item 4  Results of Votes of Security Holders

   The Annual Meeting of Stockholders was held on December 15, 1994 involving election of directors, adoption of the CEO Succession Incentive Plan and the appointment of auditors.

   The results of the stockholder votes were as follows: on the election of directors, 10,318,065 were voted for election and some of the proxies were cast against the two directors, but not more than 3.7% of the shares represented in person or by proxy at the meeting; on the CEO Succession Incentive Plan 7,440,358 shares were voted for, 3,001,434 shares were voted against and 186,542 shares abstained; and on the appointment of the independent auditors 10,463,399 shares were voted for, 75,240 shares were voted against and 89,695 shares abstained.

Item 6  Exhibits and Reports on Form 8-K

   (a)  Exhibit 11  Computation of Earnings per Common Share

   (b)  Reports on Form 8-K

        The Company did not file any Form 8-K reports during the second quarter of 1995.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE TORO COMPANY
                                  (Registrant)

                             By /s/ Gerald T. Knight
                                --------------------
                                Gerald T. Knight
                                Vice President, Finance
                                Chief Financial Officer
                                (principal financial officer)


Date:  March 17, 1995