Form 10-Q
period 1995-04-28
TORO CO
filed 1995-06-09
CIK 737758

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                         ------------------------------


                                    FORM 10-Q

                         ------------------------------


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended APRIL 28, 1995 Commission File Number 1-8649


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

The number of shares of Common Stock outstanding as of April 28, 1995 was 12,763,886.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION:

           Condensed Consolidated Statements of Operations and
           Retained Earnings -
             Three and Nine Months Ended
             April 28, 1995 and April 29, 1994 . . . . . . . . . . . . . 3

           Condensed Consolidated Balance Sheets -
             April 28, 1995, April 29, 1994 and July 31, 1994. . . . . . 4

           Consolidated Statements of Cash Flows -
             Nine Months Ended April 28, 1995 and April 29, 1994 . . . . 5

           Notes to Condensed Consolidated Financial Statements. . . . . 6

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . 7-8


PART II.  OTHER INFORMATION:

           Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . 9

             Exhibit 11  Computation of Earnings Per Common Share. . . .10

                          PART I. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   -------------------------------     -------------------------------
                                                      April 28,         April 29,         April 28,         April 29,
                                                        1995              1994              1995              1994
                                                   -------------     -------------     -------------     -------------
Net sales. . . . . . . . . . . . . . . . . . . .   $     310,613     $     276,476     $     730,267     $     601,650
Cost of sales. . . . . . . . . . . . . . . . . .         203,271           178,787           470,792           388,339
                                                   -------------     -------------     -------------     -------------
      Gross profit . . . . . . . . . . . . . . .         107,342            97,689           259,475           213,311
Selling, general and administrative
      expense. . . . . . . . . . . . . . . . . .          76,245            70,817           202,916           179,618
                                                   -------------     -------------     -------------     -------------
      Earnings from operations . . . . . . . . .          31,097            26,872            56,559            33,693
Interest expense . . . . . . . . . . . . . . . .           3,428             3,631             8,503            10,178
Other income, net. . . . . . . . . . . . . . . .         (1,563)           (2,820)           (6,344)           (6,850)
                                                   -------------     -------------     -------------     -------------
      Earnings before income taxes . . . . . . .          29,232            26,061            54,400            30,365
Provision for income taxes . . . . . . . . . . .          11,693            10,424            21,760            12,146
                                                   -------------     -------------     -------------     -------------
      Net earnings . . . . . . . . . . . . . . .   $      17,539     $      15,637     $      32,640     $      18,219
                                                   -------------     -------------     -------------     -------------
                                                   -------------     -------------     -------------     -------------



Retained earnings at beginning of period . . . .        121,751             93,063           109,688            93,451
Dividends on common stock of $0.12, $0.12,
     $0.36 and $0.36 per share, respectively. . .        (1,528)           (1,511)           (4,566)           (4,481)
                                                   -------------      -------------    -------------     -------------

Retained earnings at end of period . . . . . . .   $     137,762      $    107,189     $     137,762     $     107,189
                                                   -------------      -------------    --------------    -------------
                                                   -------------      -------------    --------------    -------------

Net earnings per share of common stock and
common stock equivalent. . . . . . . . . . . . .   $        1.32      $       1.19     $        2.48     $        1.40
                                                   -------------      ------------     -------------     -------------
                                                   -------------      ------------     -------------     -------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 April 28,           April 29,          July 31,
                                                                    1995                1994               1994
                                                              -------------       ------------       -------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . .    $      11,709      $       7,664       $      36,231
Receivables (net). . . . . . . . . . . . . . . . . . . . .          329,447            300,751             183,683
Inventories. . . . . . . . . . . . . . . . . . . . . . . .          138,018            123,662             118,764
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .           30,093             23,004              25,817
                                                              -------------      -------------       -------------
      Total current assets . . . . . . . . . . . . . . . .          509,267            455,081             364,495
                                                              -------------      -------------       -------------

Property, plant and equipment. . . . . . . . . . . . . . .          203,928            182,009             185,478
     Less accumulated depreciation and amortization. . . .          138,128            125,091             126,635
                                                              -------------      -------------       -------------

                                                              $      65,800      $      56,918       $      58,843

Other assets . . . . . . . . . . . . . . . . . . . . . . .           17,397             18,266              20,301
                                                              -------------      -------------       -------------
     Total assets. . . . . . . . . . . . . . . . . . . . .    $     592,464      $     530,265       $     443,639
                                                              -------------      -------------       -------------
                                                              -------------      -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . . . .    $      16,055      $      45,645       $      20,300
Short-term debt. . . . . . . . . . . . . . . . . . . . . .           91,863             43,588                   -
Accounts payable . . . . . . . . . . . . . . . . . . . . .           44,650             38,193              37,035
Other accrued liabilities. . . . . . . . . . . . . . . . .          167,245            155,882             131,377
                                                              -------------      -------------       -------------
    Total current liabilities. . . . . . . . . . . . . . .          319,813            283,308             188,712
                                                              -------------      -------------       -------------

Deferred income taxes. . . . . . . . . . . . . . . . . . .                -                759                   -
Long-term debt, less current portion . . . . . . . . . . .           65,369             77,245              81,025
Deferred income. . . . . . . . . . . . . . . . . . . . . .            5,250              5,250               5,250

Stockholders' equity:
   Common stock par value $1.00,
      authorized 35,000,000 shares; issued and
      outstanding 12,763,886 shares at April 28,
      1995 (net of 63,281 treasury shares),
      12,604,218 shares at April 29, 1994
      (net of 28,544 treasury shares), and
      12,561,204 shares at July 31, 1994 (net
      of 76,153 treasury shares) . . . . . . . . . . . . .           12,764             12,604              12,561
   Additional paid-in capital. . . . . . . . . . . . . . .           53,604             49,357              49,420
   Retained earnings . . . . . . . . . . . . . . . . . . .          137,762            107,189             109,688
   Foreign currency translation adjustment . . . . . . . .              514              (224)               (405)
                                                              -------------      -------------       -------------
                                                                    204,644            168,926             171,264
   Receivable from ESOP. . . . . . . . . . . . . . . . . .          (2,612)            (5,223)             (2,612)
                                                              -------------      -------------       -------------
   Total common stockholders' equity . . . . . . . . . . .          202,032            163,703             168,652
                                                              -------------      -------------       -------------
       Total liabilities and common stockholders' equity .    $     592,464      $     530,265       $     443,639
                                                              -------------      -------------       -------------
                                                              -------------      -------------       -------------



See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                              Nine Months Ended
                                                                   --------------------------------------
                                                                      April 28,              April 29,
                                                                        1995                    1994
                                                                   ---------------        ---------------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . $        32,640        $        18,219
    Adjustments to reconcile net earnings to net cash
       used in operating activities:
    Provision for depreciation and amortization. . . . . . . . . .          13,325                 13,680
    (Gain)/loss on disposal of property, plant and equipment . . .            (256)                    53
    Provision for deferred income tax benefit. . . . . . . . . . .            (297)                  (613)
    Tax benefit related to employee stock options. . . . . . . . .           1,178                      -
    Changes in operating assets and liabilities:
        Receivables (net). . . . . . . . . . . . . . . . . . . . .        (163,181)              (126,977)
        Inventories. . . . . . . . . . . . . . . . . . . . . . . .         (19,254)               (44,954)
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . .          (4,276)                   262
        Payables and accruals. . . . . . . . . . . . . . . . . . .          46,535                 51,202
        Accrued income taxes . . . . . . . . . . . . . . . . . . .          (3,052)                 7,615
                                                                    --------------        ---------------
           Net cash used in operating activities . . . . . . . . .         (96,638)               (81,513)
                                                                    --------------        ---------------

Cash flows from investing activities:
     Purchases of property, plant and equipment  . . . . . . . . .         (19,863)                (9,323)
     Proceeds from asset disposals . . . . . . . . . . . . . . . .             669                     19
     (Increase)/decrease in other assets   . . . . . . . . . . . .           2,368                 (4,541)
                                                                   ---------------        ---------------
               Net cash used in investing activities  . . . . . .          (16,826)               (13,845)
                                                                   ---------------        ---------------

Cash flows from financing activities:
    Increase in short-term debt. . . . . . . . . . . . . . . . . .          91,863                 43,588
    Increase in sale of receivables. . . . . . . . . . . . . . . .          17,417                  6,589
    Repayments of long-term debt . . . . . . . . . . . . . . . . .         (19,901)               (15,080)
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . .               -                  5,250
    Proceeds from sale of common stock . . . . . . . . . . . . . .           6,220                  6,026
    Purchases of common stock. . . . . . . . . . . . . . . . . . .          (3,011)                (1,234)
    Dividends on common stock. . . . . . . . . . . . . . . . . . .          (4,566)                (4,481)
                                                                   ---------------        ---------------
            Net cash provided by financing activities. . . . . . .          88,022                 40,658
                                                                   ---------------        ---------------

Foreign currency translation adjustment. . . . . . . . . . . . . .             920                    571
                                                                   ---------------        ---------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . .         (24,522)               (54,129)
Cash and cash equivalents at beginning of period . . . . . . . . .          36,231                 61,793
                                                                   ---------------        ---------------

Cash and cash equivalents at end of period . . . . . . . . . . . . $        11,709        $         7,664
                                                                   ---------------        ---------------
                                                                   ---------------        ---------------


See accompanying notes to condensed consolidated financial statements.
                                       -5-

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 28, 1995



1.   BACKGROUND
     The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods. The Toro Company's business is seasonal. Operating results for the three months and nine months ended April 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1995.

     These statements should be read in conjunction with the financial statements and footnotes included in the company's Annual Report for the year ended July 31, 1994. The policies described in that report are used in preparing quarterly reports.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Total assets for the company as of April 28, 1995 were $592.5 million, an increase of $62.2 million, or 11.7%, from the $530.3 million reported at the end of the third quarter last year. The increase resulted primarily from increases in trade receivables and inventory. The increase in trade receivables reflected an increase in dealer receivables financed by the company as well as an increase in sales volume. Inventory increased as a result of increased production of riding products to meet anticipated demand and a reduction in walk power mower shipments in response to excess retail inventory levels.


Total debt as of April 28, 1995 was $173.3 million, or $6.8 million greater than the $166.5 million reported at the end of the third quarter last year. The ratio of total debt to total capital of 46.2% has improved from the 50.4% reported as of April 29, 1994. The lower debt ratio resulted from an increase in equity as a result of 1995 earnings to date.

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

                                                                      Three Months Ended
                                                     ---------------------------------------------------------
(Dollars in thousands)                                 April 28,       April 29,
                                                         1995            1994         $ Change       % Change
                                                     ------------    -----------   ------------    ------------
Consumer products. . . . . . . . . . . . . . . . .   $    172,925    $   158,346   $     14,579         9.2 %
Commercial products. . . . . . . . . . . . . . . .        100,448         85,038         15,410        18.1
Irrigation products. . . . . . . . . . . . . . . .         37,240         33,092          4,148        12.5
                                                     ------------    -----------   ------------    ------------
    Total *  . . . . . . . . . . . . . . . . . . .   $    310,613    $   276,476   $     34,137        12.3 %
                                                     ------------    -----------   ------------    ------------
                                                     ------------    -----------   ------------    ------------

* Includes International sales of: . . . . . . . .   $     56,461    $    57,774   $     (1,313)       (2.3)%



                                                                       Nine Months Ended
                                                     ----------------------------------------------------------

(Dollars in thousands)                                  April 28,     April 29,
                                                          1995           1994        $ Change        % Change
                                                     ------------    -----------   ------------    ------------
Consumer products. . . . . . . . . . . . . . . . .   $    411,660    $   330,637   $     81,023       24.5 %
Commercial products. . . . . . . . . . . . . . . .        222,946        192,413         30,533       15.9
Irrigation products. . . . . . . . . . . . . . . .         95,661         78,600         17,061       21.7
                                                     ------------    -----------   ------------    ------------
    Total *  . . . . . . . . . . . . . . . . . . .   $    730,267    $   601,650   $   128,617        21.4 %
                                                     ------------    -----------   ------------    ------------
                                                     ------------    -----------   ------------    ------------

* Includes International sales of: . . . . . . . .   $    114,983    $   101,400    $    13,583      13.4 %

Changes in net sales for the third quarter and year to date were attributed to the following factors. Consumer product sales reflected increased demand and improved availability of riding products and increased sales of Toro brand walk power mowers, especially the new Super Recycler-Registered Trademark- mower. Year to date, exceptional sales of snow removal equipment as well as increased sales of riding products and Toro brand walk power mowers attributed to the increase over the prior year. Lawn-Boy walk power mower sales declined as a result of reduced shipments in response to excess retail inventory as well as a delayed spring season as a result of adverse weather patterns. The increase in commercial product sales reflected continued strength in the golf and tax-supported markets. Sales of equipment to landscape contractors as well as the addition of recycling equipment products in 1995 also contributed to the increase. The irrigation product sales increase reflected continued growth in the golf, commercial and residential markets as well as the positive impact of a distribution change implemented by the company last year. International sales for the quarter reflected a decline in commercial products as a result of a shift in the timing of customer requirements which was partially offset by continued strong sales of consumer products. On a year to date basis international sales increased because of rebounding economies which resulted in increased golf course irrigation equipment sales as well as increased sales of walk power mowers, snow removal equipment and riding products.

Gross profit of $107.3 million was $9.6 million (9.8%) higher than the $97.7 million reported for the third quarter of 1994. As a percent of sales, gross profit decreased slightly to 34.6% for the third quarter of 1995 compared to 35.3% for the third quarter last year as the company continued to incur increases in the cost of certain raw materials. Year to date gross profit was $259.5 million, $46.2 million (21.7%) higher than the $213.3 million reported last year. The dollar increase is attributed to increased sales volume and a favorable product mix which was offset partially by an increase in the cost of certain raw materials such as aluminum ingot and raw steel.

Selling, general and administrative (S G & A) expense increased $5.4 million, or 7.6%, to $76.2 million from the $70.8 million for the third quarter last year. Year to date S G & A of $202.9 million increased $23.3 million from the $179.6 million reported a year ago. As a percent of sales, year to date S G & A decreased to 27.8% compared to 29.9% for the prior year. The dollar increases occurred principally as a result of increased marketing expenditures, a company-wide initiative to replace existing information systems, the addition of a joint venture with a distributor and the establishment of recycling equipment products, distribution enhancement and support, increased product development and various employee incentive programs.

Interest expense of $3.4 million for the quarter was $0.2 million, or 5.6%, less than the $3.6 million the same period last year. Year to date interest expense decreased $1.7 million to $8.5 million from the $10.2 million reported a year ago. These decreases are principally because of the reduction in long-term debt.

Other income, net decreased $1.2 million to $1.6 million from $2.8 million from the third quarter last year. Excluding the effect of a patent infringement lawsuit settlement and the sale of the portable heater business in the third quarter last year, other income, net would have increased $1.8 million because of income resulting from joint venture activity and foreign currency exchange gains. Year to date other income, net of $6.3 million is $0.6 million lower than the $6.9 million reported a year ago. Excluding the effect of two lawsuit settlements and the sale of the portable heater business in the prior year, other income, net would have increased $4.4 million because of increased finance revenue, foreign currency exchange gains and income resulting from joint venture activity.

                           PART II.  OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

   (a)  Exhibit 11  Computation of Earnings per Common Share

   (b)  Exhibit 27  Financial Data Schedule

        Summarized financial data; electronic filing only

   (c)  Reports on Form 8-K

        The Company did not file any Form 8-K reports during the third quarter of fiscal 1995.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE TORO COMPANY
                                  (Registrant)

                         By /s/ Gerald T. Knight
                            ----------------------------------------
                            Gerald T. Knight
                            Vice President, Finance
                            Chief Financial Officer
                            (principal financial officer)


Date:  June 09, 1995