Form 10-K
period 1995-07-31
TORO CO
filed 1995-10-27
CIK 737758

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended  July 31, 1995
                           -------------

                                  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ______________ to ____________

                     Commission File Number  1-8649
                                             ------

                        THE TORO COMPANY
        (Exact name of registrant as specified in its charter)

       DELAWARE                                 41-0580470
(State of incorporation)          (I.R.S. Employer Identification Number)

                     8111 LYNDALE AVENUE SOUTH
                   BLOOMINGTON, MINNESOTA  55420
                  TELEPHONE NUMBER: (612) 888-8801
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                      -----------------------

       Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
Title of Each Class                         Which Registered
-------------------                     -------------------------
Common Stock                            New York Stock Exchange
par value $1.00 per share
Preferred Share Purchase Rights         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:
                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X         No
                                                  ---------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the close price of the Common Stock on September 29, 1995 as reported on the New York Stock Exchange, was approximately $329,859,590.

The number of shares of Common Stock outstanding as of September 29, 1995 was 12,160,654.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1995, are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the next meeting of stockholders which involve the election of directors to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Management continues to seek greater efficiencies and improve work processes throughout the company. Toro's total quality process is focused upon improving product quality, customer response time and reducing overall product cost.

TRADEMARKS AND PATENTS

Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks "Toro", "Wheel Horse" and "Lawn-Boy", all of which are registered in the United States and in the principal foreign countries in which the company markets its products. The company holds patents for many of its products in the United States and foreign countries and applies for patents on new products as they are developed. Although management believes patents have value to the company, patent protection sometimes does not deter competitors from attempting to develop similar products. Management believes that factors such as innovation, quality and its distribution systems are significant in protecting its competitive position. Although patent protection is considered to be very beneficial, the company is not dependent on any one or more of its patents.

SEASONALITY

Sales of the company's consumer products, which accounted for approximately 52% of total sales in fiscal 1995, are seasonal with greater sales of yard maintenance equipment occurring in the spring and snow removal equipment in the fall and winter months. Opposite seasons in some global markets somewhat moderate this seasonality in consumer product sales. Seasonality in irrigation and commercial product sales also exists, but is tempered because the selling season in west coast and southern states continues for a longer portion of the year than in northern states. Overall, worldwide sales levels are highest in the third quarter. Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to the company's customers. Accounts receivable balances decrease in the late spring when payments are made.
The seasonal requirements of the business are financed from operations and with short-term bank lines of credit and off-balance sheet financing.

DISTRIBUTION AND MARKETING

The company markets the majority of its products principally through approximately 44 domestic and 51 foreign distributors and mass merchandisers worldwide. Distributors resell consumer products such as walk power mowers and riders to retail and service dealers throughout the United States. Home appliance and Lawn-Boy products are sold directly to mass merchandisers and "do-it-yourself" home improvement retailers. Distributors sell commercial and irrigation products directly to end users, including irrigation contractors. Irrigation products are also sold through distributors to irrigation dealers and direct to general line distributors, mass merchandisers and "do-it-yourself" home improvement retailers for resale to contractors and end-users. Consumer products are sold to international distributors who resell to retail dealers outside the United States, principally in Canada, Western Europe, and Australia. Additionally, some irrigation and consumer products are sold directly to retail dealers in Canada, Australia and Western Europe.

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

BACKLOG OF ORDERS

The order backlog at July 31, 1995 and 1994 was as follows:

                                                     July 31
                                           -----------------------------
                                                 1995           1994
                                           -------------  --------------
Consumer.................................   $79,502,000    $107,848,000
Commercial...............................    45,427,000      40,279,000
Irrigation...............................     9,803,000      10,214,000

The decrease in consumer product backlog reflects the sell-out of gas snow products in 1994. This resulted in increased orders of gas snow products at the end of 1994 in anticipation of another hard winter season. This increase did not occur at the end of 1995. The increase for commercial products reflects continued sales growth in most product lines. The existing backlog is expected to be filled in the succeeding fiscal year.

COMPETITION

The principal competitive factors in the company's markets are product innovation, quality, service and pricing. Management believes the company offers high quality products with the latest technology and design innovations. Also, by selling Toro, Toro/Wheel Horse and Lawn-Boy brand products through a network of distributors, dealers and mass merchants who provide service, the company offers competitive service during and after the relevant warranty period.

The company competes in all product lines with numerous manufacturers, many of which have substantially greater financial resources than the company. Management believes that its commitment to product innovation, its distribution systems and its focus on target markets, position it well to compete in these various markets.


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

  INTERNATIONAL

    The international market is generally fragmented so that the degree of competition varies among the different countries in which the company markets its consumer, commercial and irrigation products. Most competitors in the irrigation and commercial product lines are based in the United States. Consumer product lines can face more competition where foreign competitors manufacture and market competing products in their countries at a lower cost. In addition, fluctuations in the value of the U.S. dollar may affect the price of the company's products in such markets, thereby affecting their competitiveness.

RESEARCH AND DEVELOPMENT

The company conducts research and development activities in an effort to improve existing products and to develop new products. Amounts expended on such activities aggregated approximately $33.0 million, or 3.6% of sales in 1995, $30.9 million, or 3.9% of sales in 1994 and $25.3 million, or 3.7% of sales in 1993. Management believes that the company's research and development efforts are important to the quality, mix and growth of its businesses and plans to continue its strong commitment to such activities.

GOVERNMENTAL REGULATION

The company's products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the Federal Consumer Product Safety Commission. The company is also subject to certain federal and state environmental, occupational safety and other regulations, none of which has had a material adverse affect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency
(EPA) released Phase I regulations for all gas engines under 25 horsepower in June of 1995. Toro's four-cycle engine suppliers are required to comply with the EPA regulations. Toro has been working with the EPA on the ruling and as a result will be able to continue producing its two-cycle engines at its Oxford, Mississippi plant under the current standard through the year 2001. However, Toro expects its own engines to be able to comply with Phase I regulations beginning in September of 1997.

EMPLOYEES

During 1995 the company employed an average of 3,626 employees. The total number of employees at July 31, 1995 was 2,867, reflecting the company's normal seasonal fluctuation in employment. Approximately one-quarter of the company's employees are covered by four collective bargaining agreements expiring in November 1996, May 1997 and two expiring in September 1997. Management considers its overall relations with its employees to be good.

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

Export sales were $126,560,000, $109,344,000 and $111,263,000 in fiscal 1995,
1994 and 1993, respectively. The identifiable assets attributable to foreign operations are not significant.

                           ITEM 2. PROPERTIES


The Toro Company utilizes owned manufacturing and office facilities which totaled approximately 2,263,000 square feet of space. The manufacturing facilities operated at about 81% of total capacity in fiscal 1995. The following schedule outlines the owned facilities by location, plant size and function:

     Location            Square Feet      Products Manufactured/Use
     --------            -----------      ------------------------

Plymouth, WI              420,000    Parts distribution center, office
Tomah, WI                 274,000    Consumer and Commercial products
Bloomington, MN           300,000    Corporate headquarters
Riverside, CA             217,000    Irrigation products
Sardis, MS (a)            245,000    Consumer products
Windom, MN                305,000    Consumer components and products
South Bend, IN (b)        226,000    Closed facility
Shakopee, MN              146,000    Components for consumer and commercial
                                     products
Oxford, MS                 67,000    Components for consumer products
Oevel, Belgium             63,000    Consumer products
                          -------

   Total Square Feet    2,263,000
                        ---------
                        ---------

   (a) Reopened in 1995.  Facility closed in 1993 due to restructuring.
   (b) Facility closed in 1993 due to restructuring.   Building held for
       sale.

In 1995, the company leased the following warehouse space for its finished good distribution centers: 304,000 square feet in Lakeville, Minnesota, and 228,000 square feet in Baraboo, Wisconsin. The company also leased manufacturing space of 162,000 square feet in Mound, Minnesota, 176,000 square feet in Olathe, Kansas, and 178,000 square feet in Evansville, Indiana. Other leased office and warehouse space located in various cities in the United States, Australia, Canada, France, Singapore and United Kingdom totaled approximately 287,000 square feet.


                           ITEM 3. LEGAL PROCEEDINGS


The company is routinely a party to various litigation in the ordinary course of its business. This ongoing litigation primarily involves claims for damages arising out of the use of the company's products, some of which include claims for punitive as well as compensatory damages. The company is also subject to administrative proceedings in respect of certain claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and clean up costs. Management is of the opinion that the amounts which may be awarded or assessed in connection with these matters will not have a material effect on the company's financial position. Further, the company maintains insurance against product liability losses. Such insurance presently covers claims in excess of $1,000,000 per claim or $2,000,000 in the aggregate during any fiscal year. The company regularly reviews these dollar limits.

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


None.

                                                                       PART II
------------------------------------------------------------------------------

All information incorporated herein by reference in this Part II is from the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1995 ("Annual Report").

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                           STOCKHOLDER MATTERS


Toro common stock (including related Preferred Share Purchase Rights) is listed for trading on the New York Stock Exchange. The number of common stockholders of record as of July 31, 1995 was 7,347.

See "Quarterly Financial Data" on page 28 of the Annual Report for dividends paid and range of high and low quotations, which are incorporated herein by reference.

                        ITEM 6. SELECTED FINANCIAL DATA


See financial data for fiscal years 1995, 1994, 1993, 1992 and 1991 included in "Eleven-Year Selected Financial Data" on pages 12 and 13 of the Annual Report which information for this five-year period is incorporated herein by reference.

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

         ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                                                     PART III
-----------------------------------------------------------------------------


       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding the directors of The Toro Company and additional information regarding certain executive officers is incorporated by reference to the information to be contained in the Proxy Statement to be filed with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

Executive Officers - A complete list of all officers of the company is found on the inside back cover of the Registrant's Annual Report for the year ended July 31, 1995. Those persons deemed "executive officers" are listed below in alphabetical order. The list below includes their age and position with the company as of October 16, 1995, and positions held by them during the last five years. Officers are elected or appointed annually.


Name, Age and Position                  Business Experience During
with the Company                        the Last Five Years
----------------------                  --------------------------

Calvin R. Hendrix                       Appointed Vice President, Irrigation
44, Vice President and General Manager  Division in September 1993.  From 1988
Irrigation Products                     to September 1993, held various
                                        management positions with Masco
                                        Corporation.

Randy B. James                          Appointed Vice President, Controller
52, Vice President, Controller          in December 1988. Previously held
                                        various management positions within the
                                        company.

Gerald T. Knight                        Elected Vice President-Finance in
48, Vice President-Finance,             April 1992. From December 1990 to April
Chief Financial Officer                 1992, was Executive Director -
                                        Finance and Corporate Controller of
                                        NeXT Computer, Inc. Prior to December
                                        1990, held various management positions
                                        with The Pillsbury Company (a subsidiary of Grand Metropolitan) and General
                                        Electric Company.

Charles B. Lounsbury                    Appointed Vice President, Distribution
52, Vice President, Distribution,       Parts and Debris Management in November
Parts and Debris Management             1993. From May 1991 to November 1993
                                        was President and Chief Operating
                                        Officer of Leaseway Transportation
                                        Corporation. While Mr. Lounsbury
                                        served as President and a director of
                                        Leaseway, it filed for protection under
                                        Chapter 11 and was, during that period,
                                        discharged.  From August 1987 to May
                                        1991 was Senior Vice President of
                                        Leaseway Transportation Corporation.

J. David McIntosh                       Appointed Vice President, Consumer
52, Vice President and General Manager, Division in February 1992. Appointed
Consumer Products                       Vice President and General Manager,
                                        Home Improvement Division in May 1986.

J. Lawrence McIntyre                    Elected Vice President in July 1993.
53, Vice President, Secretary and       Elected Secretary and General Counsel in
General Counsel                         August 1993.  Prior to July 1993, was a
                                        shareholder with Doherty, Rumble &
                                        Butler Professional Association.

Name, Age and Position                  Business Experience During
with the Company                        the Last Five Years
----------------------                  --------------------------


Kendrick B. Melrose                      Elected Chairman of the Board in
55, Chairman of the Board and            December 1987. Elected Chief
Chief Executive Officer                  Executive Officer in December 1983.

Karen M. Meyer                           Elected Vice President, Human
45, Vice President                       Resources/Administrative Services in
Human Resources/Administrative Services  December 1991. Appointed Vice
                                         President, Human Resources/
                                         Administrative Services in December
                                         1988. Previously held various
                                         management positions within the
                                         company.

David H. Morris                          Elected President in December 1988.
54, President and                        Elected Chief Operating Officer in
Chief Operating Officer                  August 1988.

Richard R. Pollick                       Appointed Vice President,
56, Vice President and General Manager   International Division in March 1990.
International Equipment                  Previously held various management
                                         positions within the company.

John G. Szafranski                       Appointed Vice President, Commercial
60, Vice President and General Manager, Products in December 1984. Commercial Equipment

Stephen P. Wolfe                         Appointed Vice President in August
47, Vice President, The Toro Company     1994. Elected President, Toro Credit
and President, Toro Credit Company       Company in July 1990.



                         ITEM 11. EXECUTIVE COMPENSATION


Information concerning executive compensation is incorporated by reference to the information to be contained in the Proxy Statement to be filed with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information regarding the security ownership of certain beneficial owners and management of The Toro Company is incorporated by reference to the information to be contained in the Proxy Statement to be filed with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None.

                                                                      PART IV


    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.  Index to Consolidated Financial Statements
---------------------------------------------------

Incorporated by reference into Part II,                  Pages in Fiscal 1995
Item 8 of this report:                                       Annual Report
                                                            to Stockholders
                                                            ---------------

Independent Auditors' Report...........................           19

Consolidated Statements of Earnings for the years ended
  July 31, 1995, 1994 and 1993.........................           19

Consolidated Balance Sheets
  as of July 31, 1995 and 1994.........................           20

Consolidated Statements of Cash Flows for the
  years ended July 31, 1995, 1994 and 1993.............           21

Notes to Consolidated Financial Statements.............          22-28

(a)  2.  Index to Consolidated Financial Statement Schedules
------------------------------------------------------------

Included in Part IV of this report:

  Independent Auditors' Report.........................           13

  Schedule II - Valuation and Qualifying Accounts......           14


All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


(a)  3.  Exhibits
-----------------

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

10(b) Form of Supplemental Employment Agreement in effect for certain officers of the Registrant.

10(c) 1985 Incentive Stock Option Plan and 1989 Stock Option Plan, both as amended (incorporated by reference
                    Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1993).

10(d)               The Toro Company Investment and Savings Plan.

10(e) 1993 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement dated October 29, 1993).

10(f) Continuous Performance Award Plan (incorporated by reference to Exhibit A to Registrant's Proxy Statement dated October 31, 1991).

11 Computation of Earnings per Share of Common Stock and Common Stock Equivalent (page 15 of this report).

13                  Registrant's Fiscal 1995 Annual Report to Stockholders.

21                  Subsidiaries of Registrant (page 16 of this report).

23                  Independent Auditors' Consent (page 17 of this report).

27                  Supplemental Data Schedule; electronic filing only.


(b)  Reports on Form 8-K
------------------------

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             THE TORO COMPANY
     ---------------------------------
               (Registrant)

                                                 Dated: October 17, 1995
     /s/ Gerald T. Knight
     ---------------------------------
         Gerald T. Knight
         Vice President - Finance
         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                             Title                              Date
         ---------                             -----                              ----
/s/ Kendrick B. Melrose                Chairman, Chief Executive              October 17, 1995
------------------------------         Officer and Director
    Kendrick B. Melrose

/s/ David H. Morris                    President, Chief Operating             October 17, 1995
------------------------------         Officer and Director
    David H. Morris

/s/ Gerald T. Knight                   Vice President - Finance,              October 17, 1995
------------------------------         Chief Financial Officer
    Gerald T. Knight                   (principal financial officer)

/s/ Randy B. James                     Vice President, Controller             October 17, 1995
------------------------------         (principal accounting officer)
    Randy B. James

/s/ Janet K. Cooper                    Director                               October 17, 1995
------------------------------
    Janet K. Cooper

/s/ William W. George                  Director                               October 17, 1995
------------------------------
    William W. George

/s/ Alex A. Meyer                      Director                               October 17, 1995
------------------------------
    Alex A. Meyer

/s/ Robert H. Nassau                   Director                               October 17, 1995
------------------------------
    Robert H. Nassau

/s/ Dale R. Olseth                     Director                               October 17, 1995
------------------------------
    Dale R. Olseth

/s/ Edwin H. Wingate                   Director                               October 17, 1995
------------------------------
    Edwin H. Wingate


                          [KPMG Peat Marwick Letterhead]


                           Independent Auditors' Report



The Board Of Directors
The Toro Company:

Under date of September 7, 1995, we reported on the consolidated balance sheets of The Toro Company and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of earning and cash flows for each of the years in the three-year period ended July 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         KPMG Peat Marwick LLP



Minneapolis, Minnesota
September 7, 1995

                                                                     Schedule II

                      THE TORO COMPANY AND SUBSIDIARIES
                      Valuation and Qualifying Accounts

                         Balance at    Charged to
                        beginning of    costs and                              Balance at
     Description           year         expenses    Other (a)  Deductions (b)  end of year
--------------------    ------------   ----------   ---------  --------------  -----------
Year Ended July 31, 1995

Allowance for
doubtful accounts        $7,702,000    $1,543,000    $ 20,000    $1,922,000    $7,343,000
                         ----------    ----------    --------    ----------    ----------
Year Ended July 31, 1994

Allowance for
doubtful accounts        $5,589,000    $3,032,000    $765,000    $1,684,000    $7,702,000
                         ----------    ----------    --------    ----------    ----------
Year Ended July 31, 1993

Allowance for
doubtful accounts        $6,358,000    $2,500,000    $  -        $3,269,000    $5,589,000
                         ----------    ----------    --------    ----------    ----------


              (a) Additions to allowance for doubtful accounts during 1995 and 1994 due to reclassification and acquisitions.

              (b)  Uncollectible accounts charged off, net of recoveries.