Form 10-K/A
period 1995-07-31
TORO CO
filed 1995-11-28
CIK 737758

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A-1

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
           For the Fiscal Year Ended  July 31, 1995
                                      --------------

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
           For the transition period from                           to
                                          -----------------------      --------

                         Commission File Number  1-8649
                                                 ------

                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 41-0580470
  (State of incorporation)           (I.R.S. Employer Identification Number)

                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
                        TELEPHONE NUMBER: (612) 888-8801
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                          ----------------------------
           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the close price of the Common Stock on October 31, 1995 as reported on the New York Stock Exchange, was approximately $300,141,881.

The number of shares of Common Stock outstanding as of October 31, 1995 was 12,167,835.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1995, are incorporated by reference into Parts I, II and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF DIRECTORS. Following is a list of directors of the Registrant at the date hereof. No director was or is to be selected as a director or nominee pursuant to any arrangement or understanding between him or her and any other person.

Janet K. Cooper, age 42. Vice President and Treasurer since July 1992, The Quaker Oats Company, Chicago, Illinois (foods and beverages). She previously served as Assistant Treasurer from March 1990 to July 1992, as Director-Planning of North American Foods from September 1989 to March 1990 and as Director-Planning of Grocery Specialties and Market Development for The Quaker Oats Company. First elected to the Toro Board in 1993, she is also a member of the Audit Committee and the Nominating Committee. Ms. Cooper is a director of Midwest Region Advisory Board of Arkwright Insurance Company.

William W. George, age 53. President and Chief Executive Officer since May 1991, Medtronic, Inc., Minneapolis, Minnesota (therapeutic medical devices manufacturing and marketing). He also served as President and Chief Operating Officer from March 1989 to May 1991. First elected to the Toro Board in 1989, he is also a member of the Audit Committee, the Nominating Committee and the Executive Committee. Mr. George is a director of The Valspar Corporation, Medtronic, Inc. and Dayton Hudson Corporation, Minneapolis, Minnesota.

Kendrick B. Melrose, age 55. Chairman of Toro since December 1987 and Chief Executive Officer of Toro since December 1983. Employed by The Toro Company since 1970. Mr. Melrose is also Chairman of the Executive Committee and an ex-officio member of the Nominating Committee. First elected to the Toro Board in February 1981.

Mr. Melrose has served in various executive capacities during his employment with the Registrant. He was named Chairman in December 1987, served as President from February 1981 through December 1988 and has been Chief Executive Officer since December 1983. Mr. Melrose is a director of The Valspar Corporation, Donaldson Company, Inc. and BSI Corporation, Minneapolis, Minnesota.

Alex A. Meyer, age 64. Retired. From January 1986 through April 1992 was Senior Vice President of Amana Refrigeration, Inc., a subsidiary of Raytheon, Inc., Amana, Iowa (manufacturing). First elected to the Toro Board in 1986, he is also a member of the Audit Committee and the Compensation Committee. Mr. Meyer is a director of Cedar Income Fund, Ltd., Cedar Rapids, Iowa.

Robert H. Nassau, age 53. Since September 1994, Senior Vice President Ply Gem Industries, Inc., New York, New York and President and CEO of the Goldenberg Group, its wholly-owned subsidiary. President and Chief Executive Officer, Allied Plywood Corporation, Concord, Massachusetts, a wholly-owned subsidiary of Ply-Gem Industries, Inc. (wood distribution and manufacturing) from July 1991 to present. From 1989 to 1991, he was a private investor. First elected to the Toro Board in 1988, he is also a member of the Compensation Committee and the Nominating Committee.

Dale R. Olseth, age 65. President and Chief Executive Officer since November 1986, BSI Corporation (formerly Bio-Metric Systems, Inc.), Eden Prairie, Minnesota (biotechnology). First elected to the Toro Board of Directors in 1980, he is also Chairman of the Compensation Committee and a member of the

Audit Committee and the Executive Committee. Mr. Olseth is a director of Graco, Inc.

Edwin H. Wingate, age 63. Senior Vice President-Personnel since June 1980, Dayton Hudson Corporation, Minneapolis, Minnesota (retailing). First elected to the Toro Board in 1989, he is also a member of the Nominating Committee and the Executive Committee.

IDENTIFICATION OF EXECUTIVE OFFICERS: Information regarding executive officers as of July 31, 1995 has previously been reported. David H. Morris retired from his position as President and Chief Operating Officer of Registrant on November 1, 1995.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The rules of the Securities and Exchange Commission require disclosure of late Section 16 filings by directors and executive officers of Registrant. Based solely on review of copies of those filings received by the Company, or written representations from certain persons that no Form 5 filings were required for those persons, all Section 16(a) filing requirements applicable to directors and executive officers have been met, except that one filing was made four days late on behalf of Calvin R. Hendrix, an executive officer of Registrant.

                      ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation paid for services in all capacities to the Registrant for the Chief Executive Officer and each of its four highest paid executive officers other than the Chief Executive Officer for each of the past three fiscal years.


                                     Annual Compensation                              Long Term Compensation
                                     -------------------                              ----------------------
                                                                                     Awards        Payouts
                                                                                     ------        -------

                                                            Other Annual                                  LTIP        All Other
                                                            ------------                                  ----        ---------
                                 Salary          Bonus      Compensation    Restricted     Options       Payouts    Compensation
 Name and                        ------          -----      ------------    ----------     -------       -------    ------------
 Principal Position   Year        ($)          ($)(1)        ($)(2)         Stock($)(3)    (#)(4)        ($)(5)         ($)(6)
 ------------------   ----        ---          ------        ------         -----------    ------        ------         ------

 Kendrick B. Melrose  1995       380,000(7)     420,000      1,204,329       499,993          50,255     427,964         139,146
 Chairman of the      1994       355,304(7)     227,652        123,628           -0-          44,921     317,529         100,029
 Board, Chief         1993       337,760(7)     218,880            -0-           -0-          67,208     245,102          45,443
 Executive Officer &                                                                                                      28,835
 Director

 David H. Morris      1995       297,472        234,259        583,617           -0-          26,044     198,918          73,369
 President, Chief     1994       293,556        132,100         53,388           -0-          23,710     153,544          59,242
 Operating Officer &  1993       287,852        129,533        314,154           -0-          36,597     120,876          38,696
 Director                                                                                                                 18,388

 Gerald T. Knight     1995       227,370        159,159         34,174           -0-          13,222      50,680          43,350
 Vice President       1994       218,463         87,385         22,176           -0-          37,685      38,089          15,678
 Finance & Chief      1993       211,575       64,245(8)(9)        -0-           -0-          24,788  See note(9)          2,950
 Financial Officer

 Calvin R. Hendrix    1995       201,990        141,393         12,655           -0-          11,513      45,023             -0-
 Vice President &     1994       166,251      59,829(10)           -0-       210,000          14,030      28,976             -0-
 General Manager,     1993           -0-            -0-            -0-           -0-             -0-         -0-             -0-
 Irrigation Division

 Charles B.           1995       205,752        128,904         12,710           -0-          11,802      45,862          37,786
 Lounsbury            1994       133,344         53,338            -0-        49,250          13,911      23,249          16,292
 Vice President,      1993           -0-            -0-            -0-           -0-             -0-         -0-             -0-
 Parts, Distribution
 & Recycling
 Equipment

(1) Amounts indicated include payments made or deferred at the election of the officer pursuant to the 1995 Annual Management Incentive Plan, the 1994 Management Recovery Incentive Plan and the 1993 Management Turnaround Incentive Plan. See the Compensation Committee Report.

(2) Includes the dollar value of the difference between the fair market value and the option exercise price (before payment of applicable income taxes) on stock options exercised in Fiscal 1995. Fair market value is based on the closing price on the New York Stock Exchange as reported in THE WALL STREET JOURNAL on the date of exercise or actual sale price. The value of executive perquisites otherwise includable as Other Annual Compensation did not exceed $50,000 or 10% of the compensation reported in the table for any named individual.

(3) Amounts in column reflect the value of shares awarded as of the date of award. Award of restricted stock to Mr. Melrose is subject to performance-based conditions on vesting which, if not met, will result in forfeiture of shares. A total of 17,467 shares (having the value set forth in the table) were awarded to Mr. Melrose on July 31, 1995, under the Chief Executive Officer

Succession Incentive Plan which was approved by stockholders in 1994. Those shares vest 15% not later than July 31, 1998, 15% not later than July 31, 1999 and 70% not later than July 31, 2000, but only if Mr. Melrose achieves performance goals related to planning for and implementing a plan for his succession. Under that plan, the Registrant also granted Mr. Melrose performance units. See Compensation Committee Report below. Mr. Hendrix was awarded 8,400 shares of Restricted Stock in Fiscal 1994 in connection with his employment with the Registrant. Shares vest 10% per year over ten years and shares not vested are subject to forfeiture if his employment terminates.
 The shares had a value of $240,450 at July 31, 1995. Mr. Lounsbury was awarded 2,000 shares of Restricted Stock in Fiscal 1994 in connection with his employment with the Registrant. Shares vest in their entirety on November 29, 1995. The shares had a value of $57,250 on July 31, 1995. All shares of restricted stock are held by the Registrant until performance goals have been achieved or other restrictions lapse. Dividends will be paid, if declared, on all shares of restricted stock reported. Amounts shown in the Summary Compensation Table and in this note are calculated by multiplying the closing price of Common Stock on the New York Stock Exchange as reported in THE WALL STREET JOURNAL on the date of award or July 31, 1995 (the last day of Fiscal 1995), respectively, times the number of shares awarded.

(4) Includes options granted pursuant to the Registrant's Continuous Performance Award Plan, which are subject to cancellation or reduction in the number of shares covered in the event the Registrant does not achieve its performance goals. The number of shares covered by each option was reduced with respect to Fiscal 1993, 1994 and 1995. Also includes options granted pursuant to the Registrant's key employee stock option plans.

(5) Amounts reflect payments made pursuant to the Continuous Performance Award Plan. Based on the Registrant's return on beginning equity ("ROBE") performance compared with its peer group of businesses, payments of 89.16% of the maximum possible award amount were paid or deferred with respect to Fiscal 1995. For a description of the plan, see the Compensation Committee Report.

(6) Amounts include Registrant contributions to defined contribution retirement plans and the Registrant's Matching Stock Plan (which terminated on July 31, 1995 and was replaced by a similar feature in the Registrant's new Investment and Savings Plan) and allocations to the Registrant's Employee Stock Ownership Plan. Also includes amounts accrued pursuant to the Registrant's Supplemental Management Retirement Plan for executive officers who receive annual compensation of $150,000 or more. Participants' accounts are credited with an amount equal to the difference between the aggregate amount that would have been allocated to tax-qualified profit-sharing and other defined contribution plans without regard to limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), and the aggregate amount of contributions actually allocated. Although deferred funds remain a part of the general assets of the Registrant, upon occurrence of a threat of or change of control of the Registrant (as defined in the plan), or upon election by a qualified participant to direct investment of the account, the Registrant will transfer to a trust an amount in cash equal to the total amount of all accrued benefits for all participants (or for the electing participant, as the case may be).

(7) Amount reflects the $100,000 salary reduction for each fiscal year shown, as discussed in the Compensation Committee Report.

(8) Includes Continuous Performance Award Plan payment with respect to a one year transition performance award. Payment is not included under LTIP Payouts column.

(9) Mr. Knight was paid $80,000 at the time of his employment by the Registrant in April 1992, with the understanding that if the Registrant reached its financial performance goal for Fiscal 1992 and Fiscal 1993, any bonus payment to which he would be entitled under the Registrant's Management Turnaround Incentive Plan would be reduced by $30,000 and $50,000, respectively, for those years.

(10) Mr. Hendrix was paid $59,829 as a condition of his employment by the Registrant.


OPTION GRANTS TABLE

The following table summarizes options granted under the Company's stock option plans during the last fiscal year.

                                                    OPTION GRANTS IN FISCAL 1995

                       INDIVIDUAL GRANTS
                       -----------------
                                                                                        POTENTIAL
                                                                                        REALIZABLE VALUE
                                     PERCENT                                            AT ASSUMED
                                     OF TOTAL                                           ANNUAL RATES OF
                                     OPTIONS      EXERCISE                              STOCK PRICE
                                     GRANTED TO   OR          MARKET                    APPRECIATION
                          OPTIONS    EMPLOYEES    BASE        PRICE ON                  FOR OPTION TERM
                          GRANTED    IN           PRICE ($    DATE OF     EXPIRATION    ---------------------
NAME                      (#) (1)    FISCAL 1995  PER SHARE)  GRANT (2)   DATE          5%$(3)      10%$(3)
--------------------------------------------------------------------------------------------------------------
Kendrick B. Melrose       21,891(4)  6.76          24.12      22.375      (4)           $49,617     $147,972
                          28,364     8.76          23.625     23.625      08/16/99      185,136      409,102

David H. Morris           10,432(4)  3.22          24.12      22.375      (4)            23,645       70,515
                          15,612     4.82          23.625     23.625      08/16/99      101,902      225,177

Gerald T. Knight           2,588(4)  0.80          24.12      22.375      (4)             5,866       17,494
                          10,634     3.28          23.625     23.625      08/16/99       69,410      153,377

Calvin R. Hendrix          2,295(4)  0.70          24.12      22.375      (4)             5,202       15,513
                           9,218     2.84          23.625     23.625      08/16/99       60,167      132,954

Charles B. Lounsbury       2,347(4)  0.72          24.12      22.375      (4)             5,320       15,865
                           9,455     2.92          23.625     23.625      08/16/99       61,714      136,372


(1) Options are granted pursuant to the 1989 Stock Option Plan and the 1993 Stock Option Plan (the "plans"). The plans are administered by the Compensation Committee which selects employees to whom options are granted. The exercise price of each incentive stock option is equal to 100% of the fair market value of the Common Stock on the date of grant. The exercise price of each nonqualified stock option may be determined by the Committee. The options are not transferable except by will or the laws of descent and distribution. An option granted under any of the plans, except in connection with the Continuous Performance Award Plan, may first be exercised six months after the date of grant in whole or in part as specified in the option agreement until the expiration of the option. Most options are subject to cancellation upon termination of the option holder's employment; however, some nonqualified stock options can be exercised for up to four years following retirement at or after age 60, but not later than the expiration date of the option.

(2) Based on the closing price on the New York Stock Exchange as reported in THE WALL STREET JOURNAL.

(3) SEC rules require the information set forth in the 5% and 10% columns. The actual gains, if any, on stock option exercises depend on the future performance of the Registrant's Common Stock. Since there is no means of accurately predicting the future price of the Registrant's Common Stock, no determination can be made as to any future value of a stock option at the time of grant.

(4) Number of shares and exercisability subject to reduction if performance goals are not achieved. Expected to become exercisable in September 1997, after the Registrant first makes a public announcement of its earnings for Fiscal 1997. Expiration date will be 90 days later. For more information, see the Compensation Committee Report.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table summarizes stock options exercised by the named executive officers during the last fiscal year and the total number of options held by each listed individual as of the end of Fiscal 1995.

   AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED
                                                    OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                                   JULY 31, 1995 (#)       JULY 31, 1995 ($)(1)
                       SHARES                    --------------------------------------------------
                       ACQUIRED ON  VALUE                    UNEXER-                 UNEXER-
    NAME               EXERCISE (#) REALIZED ($) EXERCISABLE CISABLE     EXERCISABLE CISABLE
-------------------------------------------------------------------------------------------------
Kendrick B. Melrose    85,115       1,204,329    215,052     282,132(2)  2,810,506   3,615,704(2)
David H. Morris        63,521         583,617          0      40,438(2)          0     417,338(2)
Gerald T. Knight        2,757          34,174     35,482       9,934(2)    364,220     102,384(2)
Calvin R. Hendrix       1,534          12,655     15,458       7,885(2)     77,416      65,540(2)
Charles B. Lounsbury    1,240          12,710     15,855       8,080(2)     77,998      67,186(2)

(1) Market value less option exercise price before payment of applicable income taxes. Market value based on July 31,1995 closing price on the New York Stock Exchange as reported in THE WALL STREET JOURNAL.

(2) Includes options subject to reduction under Continuous Performance Award Plan based on level of achievement of performance goals.

LONG TERM INCENTIVE PLAN AWARDS TABLE

The following table summarizes all awards of long-term incentive compensation made under the Registrant's Continuous Performance Award Plan to the named individuals during Fiscal 1995 and to Mr. Melrose under the Chief Executive Officer Succession Incentive Plan. Amounts paid pursuant to the Continuous Performance Award Plan during Fiscal 1995 are set forth in the Summary Compensation Table which appears elsewhere in this amended Form 10-K.


                                                                                   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK
                                                                                       PRICE-BASED PLANS (3)
                                                                                   ----------------------------------------
                                                            PERFORMANCE
                         NUMBER OF                          OR OTHER
                         SHARES, UNITS                      PERIOD UNTIL
                         OR OTHER                           MATURATION OR          THRESHOLD     TARGET         MAXIMUM
NAME                     RIGHTS (#)                         PAYOUT                 ($ OR #)      ($ OR #)       ($ OR #)
---------------------------------------------------------------------------------------------------------------------------
Kendrick B. Melrose      1 Award(1)                         3 fiscal years(2)      $12,794       $479,163       $537,424
                         21,891 shares
                         17,467 Performance Units(4)        5 fiscal years

David H. Morris(5)       1 Award(1)                         3 fiscal years(2)          -0-            -0-            -0-
                         10,432 shares

Gerald T. Knight         1 Award(1)                         3 fiscal years(2)        1,560         58,419         65,522
                         2,588 shares

Calvin R. Hendrix        1 Award(1)                         3 fiscal years(2)        1,329         49,772         55,824
                         2,295 shares

Charles B. Lounsbury     1 Award(1)                         3 fiscal years(2)        1,354         50,705         56,871
                         2,347 shares


(1) An award is the right to receive designated target percentages of annual salary at the end of the performance period if the Registrant achieves financial performance objectives, based on return on beginning stockholders equity compared with ROBE rankings of the Registrant's peer group of competitors, as established by the Compensation Committee, pursuant to the Continuous Performance Award Plan. The value of an award is based on a participant's estimated base compensation (increased by $100,000 in the case of Mr. Melrose to reflect the salary reduction plan) to be paid during the last fiscal year of an award term (which is normally 3 years), multiplied by an individual performance factor determined by the Committee, which is intended to reflect the participant's ability to implement policy decisions which influence the financial results of the Registrant or its divisions or subsidiaries. Each award recipient also receives an option to purchase shares of the Registrant's Common Stock if performance goals are achieved. See the Compensation Committee Report for additional information on the Continuous Performance Award Plan.

(2) The three year performance period under the Continuous Performance Award Plan includes Fiscal 1995, 1996 and 1997.

(3) Calculated based on estimated Fiscal 1997 salaries pursuant to the Continuous Performance Award Plan.

(4) The number of performance units granted under the Chief Executive Officer Succession Incentive Plan on July 31, 1995 was based on the number of whole shares of Common Stock having an aggregate fair market value of $500,000, and is subject to reduction or forfeiture for failure to meet performance goals. The value of the performance units will fluctuate with the value of the Common Stock, but not below the July 31, 1995 value. The cash value remaining at the time of Mr. Melrose's retirement is to be used to purchase a retirement annuity for Mr. Melrose's benefit.

(5) Mr. Morris resigned as an officer of the Registrant effective November 1, 1995, and accordingly the award made will lapse and no payout will be made.

COMPENSATION OF DIRECTORS

Board compensation for outside directors includes an annual retainer, meeting fees and an annual Common Stock grant having a $5,000 market value, pursuant to The Toro Company 1992 Directors Stock Plan (the "Directors Plan"). During Fiscal 1995, each outside director was paid an annual retainer of $12,000 plus a fee of $1,000 for each meeting of the Board or a committee attended, except that no more than one committee meeting fee was paid for committee meetings held in a single day. In addition, pursuant to the Directors Plan, each outside director was granted shares of the Common Stock having a value of $5,000 (valued at the average of the closing prices of the Common Stock from May 1 through July 31). The Registrant also supplies directors with certain products for their personal use.

On October 17, 1995, the Board took action to increase the annual retainer from $12,000 to $15,000, to become effective January 1, 1996, and to amend the Directors Plan to provide for an annual stock option award, effective November 1, 1995, subject to stockholder approval.

An outside director may elect to receive the annual retainer fee and meeting fees in cash or shares of Common Stock, or a combination of both. Shares issued pursuant to this alternative may be authorized but unissued Common Stock or shares of Common Stock held in the Registrant's treasury.

An outside director may elect to defer receipt of any portion of or all Board compensation until a future date or until occurrence of specified events, including disability or death, resignation, retirement or other termination from the Board. Distribution of deferred amounts may be accelerated at the discretion of the Board of Directors. Amounts deferred are not subject to federal and state income tax until received by the participant, are commingled with the Registrant's general operating funds and earn interest at the average prime rate charged by First Bank National Association, Minneapolis, Minnesota. Although deferred funds remain a part of the general assets of the Registrant, upon occurrence of a threat of or change of control of the Registrant (as defined in the plan), or upon election by a qualified participant to direct investment of the participant's account, the Registrant will transfer to a trust an amount in cash equal to the total amount of all accrued compensation and interest for all participants or for the electing participant, as the case may be. Amounts deferred will be paid to the director at retirement or such other time as may be permitted by the plan.

Under a director retirement plan, an outside director who has completed five years of service and ceases to be a member of the Board of Directors for any reason is entitled to receive, for a period of years equal to the number of full years the director served on the Board but not more than ten years, an annual payment equal to the amount paid as an annual retainer not to exceed $12,000 to outside directors at the date of termination. In the event of the death of a director who qualifies for the plan, the retirement benefit will be paid to the director's beneficiary, in quarterly or annual installments or a lump sum (discounted to then present value), as previously elected by the director.

Each director is also a party to an indemnification agreement which assures the director of indemnification and advancement of expenses to the fullest extent permitted by Delaware law and the Registrant's Certificate of Incorporation (regardless of, among other things, any amendment to or revocation of the Certificate of Incorporation, any change in the composition of the Board of Directors or the occurrence of any acquisition of the Registrant) and of continued coverage under the Registrant's directors and officers liability insurance, to the extent it is maintained.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Each of the executive officers, including those named in the Summary Compensation Table, have change in control agreements (the "Agreements") with the Registrant. The Agreements are operative only upon the occurrence of a "change in control", which includes substantially those events described below. Absent a "change-in-control", the Agreements do not require the Registrant to retain the executives or to pay them any specified level of compensation or benefits.

Each Agreement provides that for three years after a "change in control" there will be no adverse change in the executive's salary, bonus, opportunity, benefits or location of employment. If during this three-year period the executive's employment is terminated by the Registrant other than for cause, or if the executive terminates his employment for good reason (as defined in the Agreements, and including compensation reductions, demotions, relocation and excess travel), or voluntarily during the 30-day period following the first anniversary of the "change in control", the executive is entitled to receive an accrued salary and annual incentive payment through the date of termination and, except in the event of death or disability, a lump sum severance payment ("Lump Sum Payment") equal to three times the sum of his base salary and annual bonus (and certain insurance and other welfare plan benefits). Further, an additional payment ("gross-up") is required in an amount such that after the payment of all taxes, income and excise, the executive will be in the same after-tax position as if no excise tax under the Code had been imposed.

Generally, and subject to certain exceptions, a "change-in-control" is deemed to have occurred if: (a) a majority of Toro's Board of Directors becomes comprised of persons other than persons for whose election proxies have been solicited by the Board, or who are then serving as directors appointed by the Board to fill vacancies caused by death or resignation (but not removal) of a director or to fill newly created directorships; (b) another party becomes the beneficial owner of at least 20% of Toro's outstanding voting stock; or
(c) Toro's stockholders approve a definitive agreement or plan to merge or consolidate Toro with another party (other than certain limited types of mergers), exchange shares of voting stock of Toro for shares of another corporation pursuant to a statutory exchange, sell or otherwise dispose of all or substantially all of Toro's assets, or liquidate or dissolve Toro.

If a "change in control" of the Registrant had occurred at the commencement of the 1995 calendar year (January 1, 1995) and had resulted in the involuntary termination of the named executives at such time or the termination by such executives for good reason, the Lump Sum Payment to be made under such Agreements to those executive officers named in the Summary Compensation Table above in the aggregate would have been approximately $7,387,294. The

Registrant has also established a trust for the benefit of these officers which, in the event of a threatened or actual change of control, will be funded in an amount equal to the Registrant's accrued liability related to such employment agreements.

The Registrant has a severance agreement in place for David H. Morris in connection with his resignation as an officer and director of the Registrant, effective November 1, 1995. Under the terms of the agreement, Mr. Morris will remain a part-time employee until September 30, 1996, and will receive compensation, including seven years of deferred compensation, of approximately $640,000. As part of the agreement, Mr. Morris has agreed not to become employed by certain competitors of the Registrant and otherwise not to engage in certain competitive activity during the period of the agreement.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

For Fiscal 1995, the members of the Compensation Committee were all outside members of the Board, and included Messrs. Olseth, Chairman, Meyer and Nassau. Although Mr. Melrose is not a member of the Committee, he attends the meetings for the purpose of providing continuity and specific information about individuals and the Registrant's compensation plans. Mr. Melrose does not participate in any option grant or award decisions or any decisions of the Committee that might affect him personally. Mr. Melrose serves on the Board of Directors and Compensation Committee of BSI Corporation of which Mr. Olseth serves as president and chief executive officer. Mr. Olseth serves on the Board of Directors and is Chairman of the Compensation Committee of the Registrant.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for establishing compensation policy and administering the compensation plan for executive officers of the Registrant. The Registrant's compensation policies are intended to align total compensation for its executive officers and employees with the financial performance of the Registrant, as compared with the financial results and compensation practices of companies with revenues in the $500 million to $1 billion range. While some of these companies are in the peer group index (the Fortune 500 Industrial and Farm Equipment Group, excluding companies for which data is unavailable), the Registrant relies on a broader group of companies for comparative analysis of executive compensation because the Committee believes that the Registrant's competitors for executive talent are more varied than the peer group chosen for comparing stockholder returns in the Performance Graphs set forth below.

The Registrant's compensation program for executive officers as well as other key management is composed of cash compensation and equity-based compensation. Cash compensation consists of base salary, an annual incentive bonus and long-term incentive compensation under the Continuous Performance Award Plan. Equity-based compensation in the form of stock option grants under the 1989 Stock Option Plan and the 1993 Stock Option Plan constitutes an additional component of long-term incentive compensation. While the policies of the Registrant are designed to compensate executive officers for personal performance, a substantial portion of annual compensation of each executive officer, especially that of the Chief Executive Officer, is contingent upon the financial performance of the Registrant.

Each of the named executive officers, including the Chief Executive Officer, is a party to an employment agreement providing for employment until July 31, 1996 at his compensation rate at the commencement of the agreement or as determined by the Compensation Committee from time to time, subject to such reduction as may be imposed on all management employees in order to meet economic conditions.

Base salaries for executive officers, including the Chief Executive Officer, are reviewed annually. Based on independent evaluation by professional compensation consulting firms, a base salary range for each executive position is established, reflecting average base salaries for similar positions in businesses with revenues comparable to that of the Registrant. A base salary for each executive is set within that market range by considering the experience and individual performance of the executive. For Fiscal 1995, base salaries for executive officers were near the mid-point of the market range.

In Fiscal 1992, the Committee and Mr. Melrose agreed to increase the "at risk" portion of Mr. Melrose's total compensation by reducing his base salary in a total amount of $500,000 (at a rate of $100,000 per year for each of the five years through Fiscal 1997) and by granting a salary replacement option to purchase 300,000 shares of the Registrant's Common Stock. The ten year option becomes exercisable with respect to one-third of the shares at the end of each of Fiscal 1994, 1995 and 1996, subject to acceleration under certain circumstances. The purpose of this option is to encourage Mr. Melrose to focus his attention on increasing stockholder value. Mr. Melrose's salary with respect to Fiscal 1995, for the purpose of calculating incentive compensation, was set at $480,000, based on the same method used in establishing other executive officers' base salaries. After the $100,000 reduction, Mr. Melrose's base salary was $380,000.

The Committee conducts a performance evaluation of Mr. Melrose on an annual basis. The other named executive officers receive evaluations by Mr. Melrose, which are used by the Committee in establishing base salaries.

An executive of the Registrant will earn total compensation that is market competitive only if incentive payments are earned. In order for an executive to earn incentive compensation sufficient to bring total compensation to average market levels, Registrant financial performance targets must be achieved.

The incentive components of compensation are intended to encourage achievement of both short-term and long-term objectives. Short-term performance is evaluated in relation to the Registrant's earnings per share ("EPS") and return on average net assets ("ROANA") and, in certain cases, on division performance. Long-term performance is evaluated by reference to the Registrant's return on beginning equity ("ROBE") on a relative basis compared with the performance of the peer group over a three year period.

For Fiscal 1995, 64% of Mr. Melrose's total cash compensation was comprised of incentive payments under the Registrant's short-term and long-term plans. If the Registrant had not met its performance targets and Mr. Melrose had received no incentive payments, his total cash compensation would have equalled only 36% of average market levels for chief executive officers in businesses with revenues comparable to the Registrant's.

Under the Registrant's annual incentive compensation plans, executive officers and other key employees are eligible to receive an annual cash bonus component of compensation, based on a percentage of base salary. The size of each award is determined by the executive officer's position, the Registrant's achievement of performance goals and, for certain participants, division performance. If performance goals are exceeded, award amounts increase, but if goals
                                      12
are not met, awards are reduced or not paid at all. For instance, no awards were paid for Fiscal 1991 or 1992. Proposed participants in the plan are recommended by management and reviewed and approved by the Committee.

Under the 1995 Annual Management Incentive Plan, the Compensation Committee established an EPS performance target of $2.00 per share for Fiscal 1995 and a threshold ROANA of at least 8.55%. If the Registrant's ROANA had not met target, the bonus could not exceed targets. If earnings exceeded a threshold of 80% of the performance target, a portion of the award would be earned, but for payout to exceed target the earnings goal had to be met and ROANA had to
exceed goal.   No payment would have been made if  EPS had been below $1.60 per share. If both goals were met, performance awards could increase
proportionately to a maximum of 175% of targeted bonus.   Because the
Registrant met the EPS target and exceeded the ROANA target, a bonus in the amount of 175% of the executive's participation factor was paid. An officer's participation factor, which is set by the Committee, is a percentage of base salary ranging from a high of 50% for Mr. Melrose to a low of 35% for certain other named executive officers. Levels of participation are based on the executive's salary grade and not on individual factors. The payment of annual incentive bonuses equal to 175% of the participation factor for Fiscal 1995 contributed to an above average market level of total annual compensation for executives.

A similar annual management incentive plan was approved by the Compensation Committee for Fiscal 1996. Payment of performance awards will be contingent upon achievement of an EPS performance goal, and award amounts may increase if the Registrant also achieves pre-established goals for ROANA. Division performance may affect award amounts paid to divisional participants.

Under the Continuous Performance Award Plan as in effect for Fiscal 1995, a performance award could be earned by eligible executive officers if the Registrant achieved a financial goal based on average ROBE for the three year award term, as established by the Committee, and if the relative rank of the Registrant's average ROBE achieved compared favorably with ROBE rankings of all companies in the Registrant's peer group described above. The maximum value of a performance award (100%) could be earned only if the Registrant achieved a ROBE that ranked among the top 25% of companies in the peer group.
 The amount of an award payment is reduced proportionately the lower the Registrant's ROBE ranks compared with the peer group, and no award is paid if the Registrant does not rank in the top 75%. While performance awards have a term of three years, new participants may be granted one year and two year transition awards in order to be integrated into the plan.

If the Registrant's performance goals are achieved, the amount of an individual participant's award payment is determined based on the individual's participation factor. Individual participation factors are based on a percentage of base salary ranging from 25% to 100%, and are established by the Committee based on the individual's position and level of responsibility. Mr. Melrose participates in the Continuous Performance Award Plan at a factor of 1.0 (one times base salary), which means that if the Registrant's three year average ROBE ranks in the top 25% of companies in the peer group, Mr. Melrose will receive a long-term incentive payment equal to his base salary during the last fiscal year of the award. Mr. Melrose's participation factor was set by the Committee at a relatively high level so that a significant portion of Mr. Melrose's compensation is "at risk". In Fiscal 1995, 32% of his cash compensation was comprised of payments pursuant to the Continuous Performance Award Plan.

If the Registrant does not meet performance goals under this plan, Mr. Melrose's total compensation would be substantially below the average paid to chief executive officers of manufacturing businesses with revenues comparable to the Registrant's. For instance, no incentive compensation payments were made to Mr. Melrose or the other executive officers with respect to Fiscal 1992 because the Registrant did not meet the Committee's financial performance goals. The Registrant's three year (Fiscal 1993, 1994 and 1995) average ROBE performance ranked at the 67th percentile level among its peer group, so that the amount of awards was only 89.16% of the potential maximum for each named executive officer, including Mr. Melrose. This award is reflected in the Summary Compensation Table.

Under the Continuous Performance Award Plan, the Committee also grants to each participant a nonqualified stock option to purchase shares of the Common Stock. If ROBE goals for the related performance award are not achieved, the number of shares subject to the option is reduced in accordance with the formula applicable to reduction of the Performance Award. These options are exercisable for a limited period of 90 days commencing after the end of the three year Performance Award term, and payment of the exercise price is intended to be facilitated by the incentive compensation payments made near the time the option becomes exercisable. One of the purposes of this option is to encourage stock ownership by executive officers of the Registrant.

The number of shares with respect to which a three year option award is granted is determined under a formula based on base salary, the participant's performance factor fixed by the Committee and the average price of the Common Stock on the New York Stock Exchange during the three months prior to the grant. In Fiscal 1995, the Committee granted options in accordance with the formula, in connection with three year performance awards granted to the named executive officers. Mr. Melrose received an option grant covering 21,891 shares. These options become exercisable after the conclusion of Fiscal 1997.

The Compensation Committee has approved an amendment to the Continuous Performance Award Plan to add growth in net income to ROBE as a performance goal for periods after August 1, 1995, subject to approval by stockholders at the next Annual Meeting. If the amendment is not approved, the existing plan will continue.

During Fiscal 1995, a special committee of the Compensation Committee recommended, and the Board and stockholders approved, a special incentive compensation plan for Mr. Melrose, to encourage him to remain with the Registrant until his 60th birthday on July 31, 2000, while assuming the timely development and election of his successor as chief executive officer of the Registrant. Under the Chief Executive Officer Succession Incentive Plan, on July 31, 1995, Mr. Melrose was awarded 17,467 shares of Common Stock (the "Restricted Stock") having a value of $499,993, subject to forfeiture or reduction in the event performance goals related to the development and implementation of a senior management succession plan and chief executive officer election plan are not met by various dates during the next five years. As an additional incentive to Mr. Melrose to achieve the goals under the plan, the Registrant granted Mr. Melrose performance units equal to the amount of whole shares of Common Stock having a fair market value of $500,000 on July 31, 1995, subject to forfeiture or reduction in the event the performance goals are not met by the target dates. The value of the performance units will fluctuate with the value of the Common Stock (but not below the July 31, 1995 value). The cash value of the performance units remaining at the date of Mr. Melrose's retirement will be used to purchase a retirement annuity for his benefit, provided that he enters into and complies with a noncompetition agreement. For additional information on the plan, see the Summary Compensation Table and Long-Term Compensation Table.

In addition to options granted in connection with the Continuous Performance Award Plan, the

Committee makes stock option grants pursuant to the 1989 Stock Option Plan and the 1993 Stock Option Plan. Options are granted to all key management employees, including executive officers, in amounts determined based on annual base salary, salary grade and the fair market value price of the Common Stock on the date of grant. Except for performance based options granted in connection with the Continuous Performance Award Plan, all options granted under the stock option plans have exercise prices that are equal to fair market value at the date of grant. In Fiscal 1995, Mr. Melrose was granted options to purchase 28,364 shares pursuant to these plans.

All of the recommendations of the Compensation Committee with respect to compensation attributable to Fiscal 1995 were approved and adopted by the Board of Directors. In order to assure compliance with the requirements of the rules under Section 16 of the Exchange Act, relating to plan administration by disinterested persons, decisions regarding the grant of stock options are made by the Compensation Committee and reported to the Board.

Under new Section 162(m) of the Code, no deduction by a publicly held corporation is allowed for remuneration paid to certain highly compensated employees to the extent that the amount of such remuneration for a taxable year for such individual exceeds $1,000,000. Section 162(m) provides for the exclusion of performance based compensation from remuneration that is otherwise subject to the deduction limitation. It is the policy of the Registrant that the components of executive compensation that are inherently performance based should qualify for the exclusion from the deduction limitation under Section 162(m). Those components, as described above, currently consist of annual incentive awards, stock options and long-term incentive awards. Under proposed regulations, including transition rules, promulgated by the Internal Revenue Service, it is not necessary that the Registrant's stock option plans or the Continuous Performance Award Plan be amended at this time to maintain deductibility of compensation payable thereunder. However, the Registrant has elected to submit compensation plans to stockholders for approval at the next Annual Meeting to qualify compensation to be paid under the plans under Section 162(m) and to make other changes. The Registrant anticipates that the remaining components of individual executive compensation for each highly compensated employee of the Registrant that do not qualify for any exclusion from the deduction limitation of Section 162(m) should not exceed $1,000,000 in any year for such employees, and should therefore qualify for deductibility.


                            Dale R. Olseth, Chairman
                            Alex A. Meyer
                            Robert H. Nassau

PERFORMANCE GRAPH

The following graph depicts total cumulative stockholder return (assuming reinvestment of dividends) of the Registrant's Common Stock, the S&P 500 Index and an industry peer index for the preceding five fiscal years commencing with Fiscal 1991. The industry peer index is based on the Fortune 500 Industrial and Farm Equipment Index, excluding companies for which data is unavailable, and is comprised of the companies listed below.

         COMPARISON OF FIVE YEAR TOTAL RETURN AMONG THE TORO COMPANY,
                       S&P 500, AND THE PEER GROUP

                                   Fiscal Year Ending July 31,
                                   ---------------------------
                              1990  1991   1992  1993   1994  1995
                              ----  ----   ----  ----   ----  ----
                                            Dollars
        The Toro Co            100    68     58    90    105   135
        S&P 500                100   113    127   138    145   182
        Peer Group             100    92    104   130    152   194

Peer Group consists of the Fortune 500 (Group 25), Industrial and Farm Equipment

- This graph assumes $100 invested on August 1, 1990 in the Registrant's Common Stock, the S&P 500 Index and the peer group index.

- The peer group index includes: York International, Briggs & Stratton, Stewart & Stevenson Services, Dover Corp., Pentair Corp., Cummins Engine, Cincinnati Milacron Inc., Harnischfeger Industries Inc., Crane Co., Figgie International, Tecumseh Products Co., Ingersoll-Rand Co., Nacco Industries, Parker-Hannifin Corp., Terex Corp., Dresser Industries Inc., Trinova Corp., Deere & Co., Timken Co., Outboard Marine Corp., Baker-Hughes Inc., Caterpillar Inc., Black & Decker Corp., Clark Equipment Co., IMO Industries Inc., Tenneco Inc., American Standard, Western Atlas Inc., Agco Corporation, Actava Group Inc., and Kennametal Inc. as well as the Registrant. The peer group index does not include Lincoln Electric Co., which is included in the Fortune 500 Industrial and Farm Equipment Index, but for which data is not available. Clark Equipment was removed from the index because it was acquired by Ingersoll-Rand Co. Applied Materials and Nortek, Inc. were also removed from the Industrial and Farm Group Index in 1995 and five new companies were added.

The following graph depicts total stockholder return, assuming $100 invested on August 1, 1994, of the Registrant's Common Stock and the same two indices through July 31, 1995.

         COMPARISON OF ONE YEAR TOTAL RETURN AMONG THE TORO COMPANY,
                        S&P 500, AND THE PEER GROUP

                                 Quarter Ending
                                 --------------
                       7/94   10/94   1/95    4/95   7/95
                       ----   -----   ----    ----   ----
                                    Dollars
        The Toro Co    100    123     126     129    129
        S&P 500        100    104     104     114    126
        Peer Group     100    106      96     111    128

Peer Group consists of the Fortune 500 (Group 25), Industrial and Farm Equipment

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of November 13, 1995 regarding the beneficial ownership of the Common Stock of the Registrant by each of the directors and nominees, each of the named executive officers, holders of more than 5% of the Common Stock and by all directors and executive officers as a group.

                    NAME OF                                  AMOUNT AND NATURE       PERCENT
TITLE OF CLASS      BENEFICIAL OWNER (1)                    OF BENEFICIAL OWNERSHIP  OF CLASS
----------------------------------------------------------------------------------------------
Common Stock        Fidelity Management & Research Company    1,479,500(2)             12.1%
                    82 Devonshire Street
                    Boston, MA 02109-3614

Common Stock        David L.Babson & Co., Inc.                1,044,400(3)              8.6%
                    One Memorial Drive
                    Cambridge, MA 02142

Common Stock        Janet K. Cooper                                 785                  *
                    William W. George                             6,181                  *
                    Calvin R. Hendrix                            23,019(4)               *
                    Gerald T. Knight                             41,893(4)               *
                    Charles B. Lounsbury                         22,201(4)               *
                    Kendrick B. Melrose                         461,501(4)              3.8%
                    Alex A. Meyer                                 2,650                  *
                    David H. Morris                              19,464(4)               *
                    Robert H. Nassau                              1,533                  *
                    Dale R. Olseth                                6,042                  *
                    Edwin H. Wingate                              1,999                  *

Common Stock        All directors & executive                   785,638(4)              6.4%
                    officers as a group(18 persons)

*   Less than 1% of the outstanding shares of Common Stock.

(1) Shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares (i) the power to vote or to direct the voting of such shares or (ii) the power to dispose or direct the disposition of such shares. In addition, beneficial ownership includes shares which such person has the right to acquire within 60 days.

(2) According to a Form 13G filed by FMR Corp., Fidelity Management & Research Company ("Fidelity"), a subsidiary of FMR Corp. and registered investment advisor, is the beneficial owner of all of these shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and Fidelity Funds each has sole power to dispose of the 1,479,500 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. This information is as of January 31, 1995, the date of the most recent report on Form 13G received by the Registrant. Other reports the Registrant receives indicate that Fidelity may hold a slightly higher number of shares as of March 31, 1995.

(3) David L. Babson & Company, Inc. ("Babson") is a registered investment advisor and has filed a Form 13G reflecting beneficial ownership of all of these shares. Babson has the sole power to dispose of the entire holdings, sole voting power with respect to 583,000 shares and shared voting power with respect to 461,400 shares. This information is as of February 10, 1995, the date of the most recent report on Form 13G received by the
    Registrant.   Other reports the Registrant receives indicate that Babson no longer holds 5% of the Common Stock.

(4) Includes shares that may be acquired by executive officers upon exercise of stock options within 60 days and shares allocated under employee stock plans. Also includes shares reported as being held of record by Putnam Fiduciary Trust Company, but which are allocated to executive officers under employee benefit plans. Stock options exercisable in 60 days for each of the named executive officers are as follows: Kendrick B. Melrose 309,562 shares, David H. Morris zero shares, Gerald T. Knight 35,482 shares, Calvin
    R. Hendrix 15,458 shares, Charles B. Lounsbury 15,855 shares, and all other executive officers and directors as a group 115,470 shares.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE TORO COMPANY
                                  (Registrant)


               By    /s/ Gerald T. Knight
                     ---------------------------------------------
                          Gerald T. Knight
                          Vice President, Finance
                          Chief Financial Officer
                          (principal financial officer)


Date:  November 28, 1995