Form 10-Q
period 1995-10-31
TORO CO
filed 1995-12-15
CIK 737758

-------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
     [ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
              For the Quarterly Period Ended

                                       OR

     [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
              For the transition period from August 1, 1995 to October 31, 1995
                                             --------------    ----------------

                                        Commission File Number  1-8649
                                                                ------



                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)


        DELAWARE                                     41-0580470
(State of Incorporation)               (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
                        TELEPHONE NUMBER: (612) 888-8801


(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                     Former fiscal year ended July 31, 1995


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

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                                     Page Number
                                                                                     -----------
PART I.  FINANCIAL INFORMATION:
          Condensed Consolidated Statements of Earnings and
          Retained Earnings (Unaudited) -
            Three Months Ended October 31, 1995 and October 28, 1994 . . . . . . . . . . .   3

          Condensed Consolidated Balance Sheets -
            October 31, 1995, October 28, 1994 and July 31, 1995 . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows (Unaudited) -
            Three Months Ended October 31, 1995 and October 28, 1994 . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .   6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . .  7-8


PART II.  OTHER INFORMATION:


          Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .   9

            Exhibit 11  Computation of Earnings per Common Share . . . . . . . . . . . . .  10

                          PART I. FINANCIAL INFORMATION

                      THE TORO COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended
                                                      -------------------------------
                                                        October 31,       October 28,
                                                           1995              1994
                                                      --------------     ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . .$      192,278     $    205,704
Cost of sales. . . . . . . . . . . . . . . . . . . . .       120,575          129,639
                                                      --------------     ------------
    Gross profit . . . . . . . . . . . . . . . . . . .        71,703           76,065
Selling, general and administrative expense. . . . . .        65,048           62,677
                                                      --------------     ------------
    Earnings from operations . . . . . . . . . . . . .         6,655           13,388
Interest expense . . . . . . . . . . . . . . . . . . .         2,532            2,480
Other income, net. . . . . . . . . . . . . . . . . . .        (2,483)          (2,929)
                                                      --------------     ------------
    Earnings before income taxes . . . . . . . . . . .         6,606           13,837
Provision for income taxes . . . . . . . . . . . . . .         2,609            5,535
                                                      --------------     ------------
    Net earnings . . . . . . . . . . . . . . . . . . .$        3,997     $      8,302

Retained earnings at beginning of period . . . . . . .       140,353          109,688
Dividends on common stock of $0.12 per share . . . . .        (1,459)          (1,508)
                                                      --------------     ------------
Retained earnings at end of period . . . . . . . . . .$      142,891     $    116,482
                                                      --------------     ------------
                                                      --------------     ------------

Net earnings per share of common stock and
    common stock equivalent. . . . . . . . . . . . . .$         0.32     $       0.64
                                                      --------------     ------------
                                                      --------------     ------------



See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (Unaudited)         (Unaudited)
                                                             -----------         -----------
                                                             October 31,         October 28,            July 31,
                                                                1995                1994                  1995
                                                             ------------       -------------       -------------
ASSETS
------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . $      7,702       $      12,402       $      11,924
Receivables (net). . . . . . . . . . . . . . . . . . . . . .      198,816             199,910             210,125
Inventories. . . . . . . . . . . . . . . . . . . . . . . . .      145,862             132,854             123,720
Other current assets . . . . . . . . . . . . . . . . . . . .       33,879              28,219              35,841
                                                             ------------       -------------       -------------
      Total current assets . . . . . . . . . . . . . . . . .      386,259             373,385             381,610
                                                             ------------       -------------       -------------

Property, plant and equipment. . . . . . . . . . . . . . . .      211,681             189,672             208,621
      Less accumulated depreciation and amortization . . . .      141,726             129,735             138,550
                                                            -------------       -------------       -------------
                                                                   69,955              59,937              70,071
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       16,439              18,243              16,634
                                                            -------------       -------------       -------------
      Total assets . . . . . . . . . . . . . . . . . . . . .$     472,653       $     451,565       $     468,315
                                                            -------------       -------------       -------------
                                                            -------------       -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt. . . . . . . . . . . . . .$      15,334       $      21,055       $      16,090
Short-term borrowing . . . . . . . . . . . . . . . . . . . .       41,575                   -              22,535
Accounts payable . . . . . . . . . . . . . . . . . . . . . .       51,052              37,473              41,072
Other accrued liabilities. . . . . . . . . . . . . . . . . .      113,212             138,659             132,962
                                                            -------------       -------------       -------------
      Total current liabilities. . . . . . . . . . . . . . .      221,173             197,187             212,659
                                                            -------------       -------------       -------------

Long-term debt, less current portion . . . . . . . . . . . .       53,365              70,399              64,935
Other long-term liabilities. . . . . . . . . . . . . . . . .        7,223               5,250               5,250

Common stockholders' equity:
   Common stock par value $1.00,
      authorized 35,000,000 shares; issued and
      outstanding 12,167,835 shares at October
      31, 1995 (net of 674,490 treasury shares),
      12,720,343 shares at October 28,
      1994 (net of 2,975 treasury shares),
      and 12,039,776 shares at July 31, 1995
      (net of 802,549 treasury shares) . . . . . . . . . . .       12,168              12,720              12,040
   Additional paid-in capital. . . . . . . . . . . . . . . .       35,712              52,374              33,145
   Retained earnings . . . . . . . . . . . . . . . . . . . .      142,891             116,482             140,353
   Foreign currency translation adjustment . . . . . . . . .          121                (235)                (67)
                                                            -------------       -------------       -------------
                                                                  190,892             181,341             185,471
   Receivable from ESOP. . . . . . . . . . . . . . . . . . .            -              (2,612)                  -
                                                            -------------       -------------       -------------
   Total common stockholders' equity . . . . . . . . . . . .      190,892             178,729             185,471
                                                            -------------       -------------       -------------
      Total liabilities and common stockholders' equity. . .$     472,653       $     451,565       $     468,315
                                                            -------------       -------------       -------------
                                                            -------------       -------------       -------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          Three Months Ended
                                                       --------------------------
                                                       October 31,    October 28,
                                                          1995           1994
                                                       -----------    -----------
Cash flows from operating activities:
   Net earnings. . . . . . . . . . . . . . . . . . . . $    3,997     $    8,302
    Adjustments to reconcile net earnings to net cash
       used in operating activities:
    Provision for depreciation and amortization. . . .      3,590          3,959
    Gain on disposal of property, plant and equipment.        (34)         (21)
    Deferred income taxes. . . . . . . . . . . . . . .        194          -
    Changes in operating assets and liabilities:
        Receivables (net). . . . . . . . . . . . . . .     13,640        (16,227)
        Inventories. . . . . . . . . . . . . . . . . .    (22,142)       (14,090)
        Other current assets . . . . . . . . . . . . .      1,962         (2,402)
        Accounts payable and accrued expenses. . . . .     (9,770)         8,008
        Accrued income taxes . . . . . . . . . . . . .          -           (288)
                                                       ----------     -----------
            Net cash used in operating activities. . .     (8,563)       (12,759)
                                                       ----------     -----------

   Cash flows from investing activities:
    Purchases of property, plant and equipment . . . .     (3,302)        (4,721)
    Proceeds from asset disposals. . . . . . . . . . .         43             36
    (Increase) decrease in other assets. . . . . . . .       (180)         1,710
                                                       ----------     ----------
            Net cash used in investing activities. . .     (3,439)        (2,975)
                                                       ----------     ----------

   Cash flows from financing activities:
    Decrease in sale of receivables. . . . . . . . . .     (2,331)             -
    Increase in short-term borrowing . . . . . . . . .     19,040              -
    Repayments of long-term debt . . . . . . . . . . .    (12,326)        (9,871)
    Change in other long-term liabilities. . . . . . .      1,973              -
    Proceeds from sale of common stock . . . . . . . .      3,586          4,203
    Purchases of common stock. . . . . . . . . . . . .       (891)        (1,090)
    Dividends on common stock. . . . . . . . . . . . .     (1,459)        (1,508)
                                                       ----------     ----------
            Net cash provided by (used in) financing
             activities. . . . . . . . . . . . . . . .      7,592         (8,266)
                                                       ----------     ----------

   Foreign currency translation adjustment . . . . . .        188            171
                                                       ----------     ----------

   Net decrease in cash and cash equivalents . . . . .     (4,222)       (23,829)
   Cash and cash equivalents at beginning of period. .     11,924         36,231
                                                       ----------     ----------

   Cash and cash equivalents at end of period. . . . .$     7,702     $   12,402
                                                      -----------     ----------
                                                      -----------     ----------

     See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 1995



BASIS OF PRESENTATION

The accompanying consolidated financial statements for the three month transition period ended October 31, 1995 have been prepared by the company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the company, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the company as of October 31, 1995, and the consolidated results of the company's operations and their cash flows for the three month transition period ended October 31, 1995. The company's business is seasonal. Operating results for the three month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying consolidated financial statements and notes should be read in conjunction with the company's annual financial statements filed with the Annual Report on Form 10-K. The three months ended October 31, 1995 comprise the three month ("transition period") resulting from a recent change in the company's year end from July 31 to October 31. On November 1, 1995 the company started a new fiscal year and will begin reporting quarterly and annually on that basis.

Certain prior year amounts have been reclassified to conform with the current year presentation.

INVENTORIES

The majority of all inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $24,841,000 and $19,204,000 higher than reported at October 31, 1995, and 1994, respectively. Under the FIFO method, work-in-process inventories were $86,285,000 and $71,958,000 and finished goods inventories were $84,418,000 and $80,100,000 at October 31, 1995, and 1994,
respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth sales by product line.


                                                     Three Months Ended
                                      -----------------------------------------------
                                      OCTOBER 31,  October 28,
                                         1995         1994      $ Change    % Change
                                      -----------  -----------  ---------   --------
Consumer products. . . . . . . . . . . $ 105,932    $ 126,756   $ (20,824)    (16.4)%
Commercial products. . . . . . . . . .    54,125       48,656       5,469      11.2
Irrigation products. . . . . . . . . .    32,221       30,292       1,929       6.4
                                       ---------    ---------   ---------
  Total *. . . . . . . . . . . . . . . $ 192,278    $ 205,704   $ (13,426)     (6.5)
                                       ---------    ---------   ---------
                                       ---------    ---------   ---------

* Includes international sales of. . . $  20,935    $  23,740   $  (2,805)    (11.8)%

Worldwide net sales for the three months ended October 31, 1995, of $192.3 million decreased by $13.4 million from the prior year primarily as a result of decreased sales of snow removal equipment. Sales of snow removal equipment for the quarter ended October 31, 1994 were extraordinary because of the exceptional sales in the prior year. The decline in the quarter was offset partially by an increase in commercial and irrigation product sales. The increase in commercial product sales was the result of new product introductions, golf course openings, increased sales of equipment to landscape contractors and increased sales in the municipal markets. Irrigation sales increased because of new product introductions and increased demand for do-it-yourself products. International sales included in the table above declined from the prior year because of a temporary business interruption in the irrigation product line as a result of distribution changes as well as decreased sales of snow removal equipment.

Gross profit of $71.7 million decreased $4.4 million from the prior year because of the decline in sales. As a percent of sales, gross profit for the period ended October 31, 1995 was 37.3% compared with 37.0% for the period ended October 28, 1994 because of increased sales of commercial and irrigation products which was offset by reduced sales of snow removal equipment.

                              Selling General and Administrative Expense
               ------------------------------------------------------------------------
                                              OCT 31,   % OF NET     Oct 28,   % of Net
                  S G & A                      1995       SALES       1994       Sales
               ------------------------------------------------------------------------
               Administrative               $ 24.0        12.5 %     $ 20.8       10.1%
               Sales and Marketing            20.6        10.7         23.8       11.6
               Warranty                        6.6         3.4          5.7        2.8
               Distributor/Dealer              2.1         1.1          2.0        1.0
               Financing
               Research and Development        6.9         3.6          6.0        2.9
               Warehousing                     3.2         1.7          2.9        1.4
               Service/Quality                 1.6         0.8          1.5        0.7
                Assurance                      ---         -----        ---        ----
                    Total                   $ 65.0        33.8 %     $ 62.7       30.5%

Selling, General and Administrative Expense (S G & A) increased $2.3 million from the prior year and as a percent of sales increased to 33.8%. Administrative expense increased from the prior year as the company continues its implementation of a company-wide information system as well as an overall increase in spending. Warranty increased from the prior year as a result of a change in the sales mix of products. Research and development expenditures are above the prior year reflecting the company's continued commitment to product innovation. These increases were offset partially by a decrease in sales and marketing expense primarily because of reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

The company's business is seasonal. Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to the company's customers and decrease in late spring when payments become due. The company's peak borrowing usually occurs in late winter/early spring. The seasonal working capital requirements of the business are financed primarily with short-term debt. Management believes that the combination of funds available through its existing financing options, coupled with forecasted cash flows, will provide the capital resources for its anticipated needs.

Total assets as of October 31, 1995 were $472.7 million, up $21.1 million from October 28, 1994. The primary increases occurred in inventory and property, plant and equipment. Inventory increased from the prior year because of an extended manufacturing cycle and seasonal preparation for production of commercial and irrigation products. Property, plant and equipment increased compared with the prior year because of spending on a variety of projects such as increased tooling and an addition to the Windom, Minnesota manufacturing facility.

Short-term borrowing is $41.6 million at October 31, 1995, reflecting the company's cash management strategy of utilizing short-term borrowing as a means of reducing long-term debt instruments with higher interest rates as well as funding for the company's working capital needs.

Equity increased $12.1 million compared with the prior year. Retained earnings increased because of earnings growth. This was offset by a decrease in additional paid in capital because of the purchase of the company's stock. The company acquired $26.2 million in Toro stock in 1995 to take advantage of market conditions. The stock will be used for a variety of company purposes.

CAPITAL STRUCTURE


            [GRAPH]                               [GRAPH]
          TOTAL DEBT                    TOTAL DEBT TO TOTAL CAPITAL
         (IN MILLIONS)                           (PERCENT)

    28-Oct-94       31-Oct-95           28-Oct-94         31-Oct-95
       91.5           110.3               33.8                36.6

CASH FLOWS

Cash used in operating activities was primarily to support an increase in inventory from year end and payments of accounts payable and accrued expenses. This was offset by increased collection of account receivables.

Net cash used in investment activities was the result of spending related to company improvement projects.

Net cash provided by financing activities was the result of proceeds from short-term borrowing used for a variety of purposes, including reduction of long-term debt.

                        PART II.  OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibit 11  Computation of Earnings per Common Share

     (b)  Exhibit 27  Financial Data Schedule

          Summarized financial data; electronic filing only.

     (c)  Reports on Form 8-K

          The company filed Form 8-K on November 14, 1995. On November 2, 1995, following receipt of approval from the Internal Revenue Service, The Toro Company decided to change its fiscal year end from July 31 to October 31.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE TORO COMPANY
                               (Registrant)


                         By /s/ Gerald T. Knight
                            --------------------------------
                            Gerald T. Knight
                            Vice President, Finance
                            Chief Financial Officer
                            (principal financial officer)


Date:  December 15, 1995