Form 10-Q
period 1996-02-02
TORO CO
filed 1996-03-18
CIK 737758

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 2, 1996 Commission File Number  1-8649
                              -----------------                         ------

                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)


     Delaware                                          41-0580470
(State of Incorporation)                (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
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


     Yes     X      No
            ---          ---

The number of shares of Common Stock outstanding as of March 1, 1996 was 12,290,353.


--------------------------------------------------------------------------------

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                 Page Number
                                                                 -----------

PART I.   FINANCIAL INFORMATION:

          Condensed Consolidated Statements of Earnings and
          Retained Earnings (Unaudited) -
             Three Months Ended February 2, 1996 and February 3, 1995. . . 3

          Condensed Consolidated Balance Sheets (Unaudited) -
             February 2, 1996, February 3, 1995 and October 31, 1995 . . . 4

          Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended February 2, 1996 and February 3, 1995. . . 5

          Notes to Condensed Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . 6

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . 7-9


PART II.  OTHER INFORMATION:


          Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10

             Exhibit 11  Computation of Earnings per Common Share. . . . . 11

                          PART I. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended
                                             -------------------------------
                                             February 2,         February 3,
                                                1996                1995
                                             -----------         -----------

Net sales. . . . . . . . . . . . . . . . . . $  211,501          $  213,950
Cost of sales. . . . . . . . . . . . . . . .    135,172             137,882
                                             ----------          ----------
    Gross profit . . . . . . . . . . . . . .     76,329              76,068
Selling, general and administrative
 expense . . . . . . . . . . . . . . . . . .     63,824              63,994
                                             ----------          ----------
    Earnings from operations . . . . . . . .     12,505              12,074
Interest expense . . . . . . . . . . . . . .      2,969               2,595
Other income, net. . . . . . . . . . . . . .     (4,513)             (1,852)
                                             ----------          ----------
    Earnings before income taxes . . . . . .     14,049              11,331
Provision for income taxes . . . . . . . . .      5,551               4,532
                                             ----------          ----------
    Net earnings . . . . . . . . . . . . . . $    8,498          $    6,799

Retained earnings at beginning of period . .    142,891             116,482
Dividends on common stock of $0.12
 per share . . . . . . . . . . . . . . . . .     (1,465)             (1,530)
                                             ----------          ----------
Retained earnings at end of period . . . . . $  149,924          $  121,751
                                             ----------          ----------
                                             ----------          ----------

Net earnings per share of common stock and
 common stock equivalent . . . . . . . . . . $     0.67          $     0.51
                                             ----------          ----------
                                             ----------          ----------
Net earnings per share of common stock and
 common stock equivalent - assuming
 full dilution . . . . . . . . . . . . . . . $     0.67          $     0.51
                                             ----------          ----------
                                             ----------          ----------



See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   February 2,    February 3,    October 31,
                                                      1996           1995           1995
                                                   -----------    -----------    -----------
ASSETS
Cash and cash equivalents. . . . . . . . . .       $   4,322      $   9,198      $   7,702
Receivables (net). . . . . . . . . . . . . .         262,473        221,924        198,816
Inventories. . . . . . . . . . . . . . . . .         163,575        165,053        145,862
Other current assets . . . . . . . . . . . .          32,106         31,216         33,879
                                                   ---------      ---------      ---------
   Total current assets. . . . . . . . . . .         462,476        427,391        386,259
                                                   ---------      ---------      ---------

Property, plant and equipment. . . . . . . .         213,256        196,816        211,681
   Less accumulated depreciation
     and amortization. . . . . . . . . . . .         145,319        133,752        141,726
                                                   ---------      ---------      ---------
                                                      67,937         63,064         69,955
Other assets . . . . . . . . . . . . . . . .          17,244         19,150         16,439
                                                   ---------      ---------      ---------
   Total assets. . . . . . . . . . . . . . .      $  547,657     $  509,605     $  472,653
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . .       $  10,331      $  16,055      $  15,334
Short-term borrowing . . . . . . . . . . . .         114,909         55,854         41,575
Accounts payable . . . . . . . . . . . . . .          45,977         41,957         51,052
Other accrued liabilities. . . . . . . . . .         116,547        140,147        113,212
                                                   ---------      ---------      ---------
   Total current liabilities . . . . . . . .         287,764        254,013        221,173
                                                   ---------      ---------      ---------

Long-term debt, less current portion . . . .          53,365         65,384         53,365
Other long-term liabilities. . . . . . . . .           7,178          5,250          7,223

Common stockholders' equity:
 Common stock par value $1.00,
  authorized 35,000,000 shares; issued and
  outstanding 12,279,360 shares at February
  2, 1996 (net of 562,965 treasury shares),
  12,770,584 shares at February 3,
  1995 (net of 4,467 treasury shares),
  and 12,167,835 shares at October 31, 1995
  (net of 674,490 treasury shares) . . . . .          12,279         12,771         12,168
 Additional paid-in capital. . . . . . . . .          37,766         53,063         35,712
 Retained earnings . . . . . . . . . . . . .         149,924        121,751        142,891
 Foreign currency translation adjustment . .            (619)           (15)           121
                                                   ---------      ---------      ---------
                                                     199,350        187,570        190,892
 Receivable from ESOP. . . . . . . . . . . .               -         (2,612)             -
                                                   ---------      ---------      ---------
 Total common stockholders' equity . . . . .         199,350        184,958        190,892
                                                   ---------      ---------      ---------
   Total liabilities and common
     stockholders' equity. . . . . . . . . .      $  547,657     $  509,605     $  472,653
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                    Three Months Ended
                                                                --------------------------
                                                                February 2,    February 3,
                                                                    1996           1995
                                                                -----------    -----------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . . . .    $     8,498    $     6,799
  Adjustments to reconcile net earnings to net cash
     used in operating activities:
  Provision for depreciation and amortization. . . . . . . .          4,693          4,441
  Gain on disposal of property, plant and equipment. . . . .            (18)          (106)
  Deferred income taxes. . . . . . . . . . . . . . . . . . .              -           (297)
  Changes in operating assets and liabilities:
      Receivables (net). . . . . . . . . . . . . . . . . . .        (63,657)       (27,941)
      Inventories. . . . . . . . . . . . . . . . . . . . . .        (17,713)       (32,199)
      Other current assets . . . . . . . . . . . . . . . . .          1,773         (2,997)
      Accounts payable and accrued expenses. . . . . . . . .         (3,585)        10,805
      Accrued income taxes . . . . . . . . . . . . . . . . .          1,844         (4,833)
                                                                -----------    -----------
        Net cash used in operating activities. . . . . . . .        (68,165)       (46,328)
                                                                -----------    -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . .         (2,492)        (7,394)
  Proceeds from asset disposals. . . . . . . . . . . . . . .             18            233
  Increase in other assets . . . . . . . . . . . . . . . . .           (987)          (910)
                                                                -----------    -----------
        Net cash used in investing activities. . . . . . . .         (3,461)        (8,071)
                                                                -----------    -----------
Cash flows from financing activities:
  Increase in sale of receivables. . . . . . . . . . . . . .              -          5,927
  Increase in short-term borrowing . . . . . . . . . . . . .         73,334         55,854
  Repayments of long-term debt . . . . . . . . . . . . . . .         (5,003)       (10,015)
  Change in other long-term liabilities. . . . . . . . . . .            (45)             -
  Proceeds from sale of common stock . . . . . . . . . . . .          2,814            931
  Purchases of common stock. . . . . . . . . . . . . . . . .           (649)          (191)
  Dividends on common stock. . . . . . . . . . . . . . . . .         (1,465)        (1,530)
                                                                -----------    -----------
        Net cash provided by financing activities. . . . . .         68,986         50,976
                                                                -----------    -----------

Foreign currency translation adjustment. . . . . . . . . . .           (740)           219
                                                                -----------    -----------

Net decrease in cash and cash equivalents. . . . . . . . . .         (3,380)        (3,204)
Cash and cash equivalents at beginning of period . . . . . .          7,702         12,402
                                                                -----------    -----------

Cash and cash equivalents at end of period . . . . . . . . .    $     4,322    $     9,198
                                                                -----------    -----------
                                                                -----------    -----------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 2, 1996



BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. The Toro Company's business is seasonal. Operating results for the three months ended February 2, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996.

In November 1995, the company changed its fiscal year from a fiscal year ended July 31 to a fiscal year ended October 31.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended July 31, 1995 (the company's former fiscal year end). The policies described in that report are used for preparing quarterly reports.

INVENTORIES

The majority of all inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $24,841,000 and $19,204,000 higher than reported at February 2, 1996, and February 3, 1995, respectively. Under the FIFO method, work-in-process inventories were $85,691,000 and $78,851,000 and finished goods inventories were $102,725,000 and $105,406,000 at February 2, 1996, and February 3, 1995, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth sales by product line.


                                                                      Three Months Ended
                                                  ---------------------------------------------------------
                                                  February 2,    February 3,
                                                     1996           1995         $ Change          % Change
                                                  ----------     ----------      ---------         --------
Consumer products. . . . . . . . . . . . . .      $  102,641     $  111,979      $  (9,338)          (8.3)%
Commercial products. . . . . . . . . . . . .          78,333         73,842          4,491            6.1
Irrigation products. . . . . . . . . . . . .          30,527         28,129          2,398            8.5
                                                  ----------     ----------      ---------
  Total *. . . . . . . . . . . . . . . . . .      $  211,501     $  213,950      $  (2,449)          (1.1)
                                                  ----------     ----------      ---------
                                                  ----------     ----------      ---------

* Includes international sales of. . . . . .      $   39,419     $   34,782      $   4,637           13.3%

Worldwide net sales for the three months ended February 2, 1996, of $211.5 million decreased by $2.4 million from the prior year primarily as a result of decreased consumer sales of snow removal equipment. Sales of snow removal equipment for the quarter ended February 3, 1995 were exceptional, and although snow sales for the quarter ended February 2, 1996 were strong they did not meet prior year levels. The decline in consumer product sales for the quarter was offset partially by an increase in commercial and irrigation product sales. Commercial product sales showed increases from golf courses and landscape contractors. The commercial vehicle line continued to gain momentum and two new fairway mowers were introduced. Irrigation sales of do-it-yourself (DIY) irrigation products to mass merchants continued strong with the Toro line now available in all 50 states. Irrigation golf sales also increased primarily from the overall growth of the market.
International sales, reported within the consumer, commercial and irrigation numbers above, increased from the prior year led by strong consumer sales of riding products to the Australian market, and strong commercial sales in Europe and Canada.

Gross profit of $76.3 million increased $0.3 million from the prior year. As a percent of sales, gross profit for the period ended February 2, 1996 was 36.1% compared with 35.6% for the period ended February 3, 1995 due primarily to favorable product costs resulting from a change in product mix. Manufacturing variances were relatively flat as compared to last year.


                  Selling General and Administrative Expense
-------------------------------------------------------------------------------------
                                  Feb 2,       % of Net         Feb 3,       % of Net
       S G & A                      1996          Sales           1995          Sales
-------------------------------------------------------------------------------------
Administrative                    $ 22.2          10.5%         $ 20.0           9.3%
Sales and Marketing                 20.4           9.6            22.1          10.3
Warranty                             6.4           3.0             7.6           3.6
Distributor/Dealer Financing         2.4           1.1             1.9           0.9
Research and Development             7.1           3.4             7.0           3.3
Warehousing                          3.4           1.6             3.5           1.6
Service/Quality Assurance            1.9           0.9             1.8           0.8
                                     ---            ---            ---            ---
     Total                        $ 63.8          30.1%         $ 63.9          29.8%


Selling, General and Administrative Expense (S G & A) decreased $0.1 million from the prior year and as a percent of sales increased to 30.1%. Administrative expense increased from the prior year as the company continues its implementation of a enterprise wide information system in addition to an overall increase in spending. Warranty decreased from the prior year as a result of a change in the sales mix of products. Distributor/Dealer financing was up slightly due to the flow of snow product to retail during the quarter as compared to the extraordinary flow to retail last year. Research and development expenditures were above the prior year reflecting the company's continued commitment to product innovation. These increases were offset partially by a decrease in sales and marketing expense primarily because of reduced sales and the company's efforts to reduce marketing costs.

Other income increased during the quarter due primarily to the favorable settlement of a patent infringement lawsuit.


FINANCIAL POSITION AS OF FEBRUARY 2, 1996

     FEBRUARY 2, 1996 COMPARED TO FEBRUARY 3, 1995

Total assets as of February 2, 1996 were $547.7 million, up $38.1 million from February 3, 1995. The primary increases occurred in accounts receivable and property, plant and equipment. Property, plant and equipment increased compared with the prior year because of spending on a variety of projects such as increased tooling and an addition to the Windom, Minnesota manufacturing facility, offset by the normal accumulation of depreciation.

Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to the company's customers and decrease in late spring when payments become due. Accounts receivable showed an increase of $40.5 million over the prior year. Of this increase, approximately $10.1 million occurred due to increases in the Commercial, Irrigation and International divisions as a result of their increased sales of 6.1%, 8.5% and 13.3%, respectively. Approximately, $10.0 million occurred due to a change in the timing of payments, with customers having paid earlier due to better retail flow in the prior year. $7.4 million occurred due to an expansion of the dealer financing customer base. $5.9 million can be attributed to the company's sale of accounts receivable in the prior year. No receivables were sold in the current year.

Total current liabilities of $287.8 million at February 2, 1996 increased $33.8 million compared with current liabilities at February 3, 1995. The majority of this increase occurred in short-term borrowing, which was up $59.1 million over the prior year. The increase in short-term borrowing reflects the company's cash management strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. The company's peak borrowing usually occurs in late winter/early spring. The company also acquired $26.2 million of Toro stock in 1995. The purchased stock will be used primarily to fulfill the company's obligations under a variety of benefit plans. The increase in short-term borrowing was offset by a decrease in other accrued liabilities which reflects reductions in marketing programs due to a combination of the consumer sales decline and the company's efforts to reduce marketing costs.

     FEBRUARY 2, 1996 COMPARED TO OCTOBER 31, 1995

Total assets as of February 2, 1996 were $547.7 million, up $75.0 million from October 31, 1995. The primary increases were in accounts receivable and inventory. The increase in accounts receivable is primarily attributable to the following: sales increases in the Commercial, Irrigation and International divisions of 6.1%, 8.5% and 13.3%, respectively, a change in the timing of payments, with customers having paid earlier due to better retail flow in the prior year, an expansion of the dealer financing customer base, and the company's sale of accounts receivable in the prior year.

Total current liabilities of $287.8 million at February 2, 1996 increased $66.6 million compared with current liabilities at October 31, 1995. The majority of this increase was the result of additional short-term borrowing of $73.3 million offset by reductions in long-term debt and accounts payable. The increase in short-term borrowing reflects the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. The company also acquired $26.2 million of Toro stock in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     EQUITY

Equity increased $14.4 million compared with the prior year. Retained earnings increased because of earnings growth. This was offset by a decrease in additional paid in capital because of the purchase of the company's stock. The company acquired $26.2 million of Toro stock in 1995. The purchased stock will be used primarily to fulfill the company's obligations under a variety of benefit plans.

Equity as of February 2, 1996 increased $8.5 million compared to October 31, 1995. The increase reflects the earnings over the period.

     CASH FLOWS

The seasonal working capital requirements of the business are financed primarily with short-term debt. Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the capital resources for its anticipated needs.

Cash used in operating activities was primarily to support the increase in accounts receivable and inventory primarily as a result of normal seasonal increases, offset slightly by payments of accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net earnings.

Net cash used in investment activities was the result of spending related to company improvement projects of property, plant, and equipment as described above.

Net cash provided by financing activities was the result of proceeds from short-term borrowing used to fulfill the operating cash flow requirements described above in addition to reducing long-term debt.

     INFLATION

The company is subject to the effects of changing prices. The Company has, however, generally been able to pass along inflationary increases in its costs by increasing the prices of its products.

                           PART II.  OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibit 11  Computation of Earnings per Common Share

     (b)  Exhibit 27  Financial Data Schedule

          Summarized financial data; electronic filing only.

     (c)  Reports on Form 8-K

          The company did not file any Form 8-K reports during the first quarter of fiscal 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE TORO COMPANY
                                  (Registrant)


                              By   /s/ Gerald T. Knight
                                   ------------------------------
                                   Gerald T. Knight
                                   Vice President, Finance
                                   Chief Financial Officer
                                   (principal financial officer)


Date:  March 18, 1996

                                                                      Exhibit 11


                        THE TORO COMPANY AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended
                                                  -------------------------
                                                  February 2,    February 3,
                                                     1996           1995
                                                  ----------     ----------
Net earnings . . . . . . . . . . . . . . . .      $    8,498     $    6,799
                                                  ----------     ----------
                                                  ----------     ----------
Primary:
   Shares of common stock and common
   stock equivalents:
       Weighted average number of common
         shares outstanding. . . . . . . . .      12,219,360     12,748,891
       Dilutive effect of outstanding
         stock options (1) . . . . . . . . .         442,857        505,812
                                                  ----------     ----------
                                                  12,662,217     13,254,703
                                                  ----------     ----------
   Net earnings per share of common stock
       and common stock equivalent . . . . .      $     0.67     $     0.51
                                                  ----------     ----------
                                                  ----------     ----------
Fully Diluted:
   Shares of common stock and common
   stock equivalents:
       Weighted average number of common
         shares outstanding. . . . . . . . .      12,219,360     12,748,891
       Dilutive effect of outstanding
         stock options (2) . . . . . . . . .         497,522        519,207
                                                  ----------     ----------
                                                  12,716,882      3,268,098
                                                  ----------     ----------
   Net earnings per share of common stock
       and common stock equivalent . . . . .      $     0.67     $     0.51
                                                  ----------     ----------
                                                  ----------     ----------


1) Outstanding stock options and options exercised in the current period are converted to common stock equivalents by the treasury stock method using the average market price of the company's stock during each period.

2) Outstanding stock options and options exercised in the current period are converted to common stock equivalents by the treasury stock method using the greater of the average market price or the period-end market price of the company's stock during each period.