Form 10-Q
period 1996-05-03
TORO CO
filed 1996-06-17
CIK 737758

________________________________________________________________________________

________________________________________________________________________________
________________________________________________________________________________




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           __________________________

                             WASHINGTON, D.C.  20549

                           __________________________



                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the Quarter Ended May 3, 1996 Commission File Number 1-8649
                              ------------                        ------

                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)


     DELAWARE                                               41-0580470
     (State of Incorporation)                          (I.R.S. Employer
                                                        Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
                        TELEPHONE NUMBER: (612) 888-8801

                          _____________________________

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

The number of shares of Common Stock outstanding as of May 31, 1996 was 12,147,691.

________________________________________________________________________________

________________________________________________________________________________
________________________________________________________________________________

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                 Page Number
                                                                 -----------
PART I.   FINANCIAL INFORMATION:

          Condensed Consolidated Statements of Operations and
          Retained Earnings -
               Three and Six Months Ended
               May 3, 1996 and April 28, 1995. . . . . . . . . . . .  3

          Condensed Consolidated Balance Sheets
               May 3, 1996, April 28, 1995 and October 31, 1995, . .  4

          Consolidated Statements of Cash Flows -
               Six Months Ended May 3, 1996 and April 28, 1995 . . .  5

          Notes to Condensed Consolidated Financial Statements . . .  6-7

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . .  8-10


PART II.  OTHER INFORMATION:

          Item 4  Results of Votes of Security Holders . . . . . . .  11

          Item 6  Exhibits and Reports on Form 8-K . . . . . . . . .  11

               Exhibit 11  Computation of Earnings
                           Per Common Share. . . . . . . . . . . . .  12

                          PART I. FINANCIAL INFORMATION
                        THE TORO COMPANY AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                            Three Months Ended               Six Months Ended
                                      -----------------------------   -----------------------------
                                         May 3,         April 28,        May 3,         April 28,
                                          1996            1995            1996            1995
                                      ------------  ----------------  -------------  --------------
Net sales. . . . . . . . . . . . . . .$    288,646     $    310,613    $    500,147    $    524,563
Cost of sales. . . . . . . . . . . . .     184,836          203,271         320,008         341,153
                                      ------------     ------------    ------------    ------------
     Gross profit  . . . . . . . . . .     103,810          107,342         180,139         183,410
Selling, general and administrative
     expense . . . . . . . . . . . . .      73,540           76,245         137,364         140,239
                                      ------------     ------------    ------------    ------------
     Earnings from operations  . . . .      30,270           31,097          42,775          43,171
Interest expense . . . . . . . . . . .       4,134            3,428           7,103           6,023
Other income, net. . . . . . . . . . .     (1,640)          (1,563)         (6,153)         (3,415)
                                      ------------     ------------    ------------    ------------
     Earnings before income taxes  . .      27,776           29,232          41,825          40,563
Provision for income taxes . . . . . .      10,956           11,693          16,507          16,225
                                      ------------     ------------    ------------    ------------
     Net earnings  . . . . . . . . . .$     16,820     $     17,539    $     25,318    $     24,338
                                      ------------     ------------    ------------    ------------
                                      ------------     ------------    ------------    ------------


Retained earnings at beginning
      of period. . . . . . . . . . . .     149,924          121,751         142,891         116,482
Dividends on common stock of
      $0.12, $0.12,$0.24 and $0.24
      per share, respectively. . . . .     (1,470)          (1,528)         (2,935)         (3,058)
                                      ------------     ------------    ------------    ------------
Retained earnings at end of period . .$    165,274     $    137,762    $    165,274    $    137,762
                                      ------------     ------------    ------------    ------------
                                      ------------     ------------    ------------    ------------
Net earnings per share of
      common stock and common stock
      equivalent . . . . . . . . . . .$       1.33     $       1.32    $       2.00    $       1.83
                                      ------------     ------------    ------------    ------------
                                      ------------     ------------    ------------    ------------
Net earnings per share of common
    stock and common stock
    equivalent - assuming full
    dilution . . . . . . . . . . . . .$       1.33     $       1.32    $       2.00    $       1.83
                                      ------------     ------------    ------------    ------------
                                      ------------     ------------    ------------    ------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                            May 3,              April 28,          October 31,
                                             1996                 1995                1995
                                          ----------          -------------      ---------------
ASSETS
Cash and cash equivalents. . . . . . . . .$    4,238           $    11,709         $      7,702
Receivables, net . . . . . . . . . . . . .   343,344               329,447              198,816
Inventories. . . . . . . . . . . . . . . .   158,841               138,018              145,862
Other current assets . . . . . . . . . . .    32,270                30,093               33,879
                                          ----------           -----------         ------------
     Total current assets. . . . . . . . .   538,693               509,267              386,259
                                          ----------           -----------         ------------
Property, plant and equipment. . . . . . .   216,806               203,928              211,681
     Less accumulated depreciation
     and amortization. . . . . . . . . . .   148,100               138,128              141,726
                                          ----------           -----------         ------------
                                              68,706                65,800               69,955
Other assets . . . . . . . . . . . . . . .    17,676                17,397               16,439
                                          ----------           -----------         ------------
     Total assets. . . . . . . . . . . . .$  625,075           $   592,464         $    472,653
                                          ----------           -----------         ------------
                                          ----------           -----------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . .$   10,353           $    16,055         $     15,334
Short-term borrowing . . . . . . . . . . .   148,585                91,863               41,575
Accounts payable . . . . . . . . . . . . .    39,565                44,650               51,052
Other accrued liabilities. . . . . . . . .   142,853               167,245              113,212
                                          ----------           -----------         ------------
     Total current liabilities . . . . . .   341,356               319,813              221,173
                                          ----------           -----------         ------------
Long-term debt, less current portion . . .    53,339                65,369               53,365
Other long-term liabilities. . . . . . . .    20,201                 5,250                7,223

Common stockholders' equity:
   Common stock par value $1.00,
     authorized 35,000,000 shares;
     issued and outstanding 12,099,223
     shares at May 3, 1996 (net of
     743,102 treasury shares),
     12,763,886 shares at April 28, 1995
     (net of 63,281 treasury shares),
     and 12,167,835 shares at
     October 31, 1995 (net of 674,490
     treasury shares). . . . . . . . . . .    12,099                12,764               12,168
   Additional paid-in capital. . . . . . .    33,359                53,604               35,712
   Retained earnings . . . . . . . . . . .   165,274               137,762              142,891
   Foreign currency translation
     adjustment. . . . . . . . . . . . . .     (553)                   514                  121
                                          ----------           -----------         ------------
                                             210,179               204,644              190,892
   Receivable from ESOP. . . . . . . . . .         -               (2,612)                    -
                                          ----------           -----------         ------------
   Total common stockholders' equity . . .   210,179               202,032              190,892
                                          ----------           -----------         ------------
     Total liabilities and common
     stockholders' equity. . . . . . . . .$  625,075           $   592,464         $    472,653
                                          ----------           -----------         ------------
                                          ----------           -----------         ------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      Six Months Ended
                                                               ----------------------------
                                                                    May 3,        April 28,
                                                                     1996           1995
                                                               -----------       ----------
Cash flows from operating activities:
Net earnings. . .. . . . . . . . . . . . . . . . . . . . . . .  $   25,318          $24,338
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
   Provision for depreciation and amortization . . . . . . . .       8,831            8,906
   Loss on disposal of property, plant and equipment . . . . .       (115)            (234)
   Deferred income taxes . . . . . . . . . . . . . . . . . . .           -            (297)
   Tax benefits related to employee stock option transactions.       1,490            1,178
   Changes in operating assets and liabilities:
      Receivables, net . . . . . . . . . . . . . . . . . . . .   (144,528)        (146,954)
      Inventories. . . . . . . . . . . . . . . . . . . . . . .    (12,979)          (5,164)
      Other current assets . . . . . . . . . . . . . . . . . .       1,609          (1,874)
      Accounts payable and accrued expenses. . . . . . . . . .      14,597           38,542
      Accrued income taxes . . . . . . . . . . . . . . . . . .       3,557          (2,779)
                                                               -----------       ----------

         Net cash used in operating activities . . . . . . . .   (102,220)         (84,338)
                                                               -----------       ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . . .     (7,236)         (14,683)
   Proceeds from asset disposals . . . . . . . . . . . . . . .         184              633
   (Increase) decrease in other assets . . . . . . . . . . . .     (1,652)              658
                                                               -----------       ----------
         Net cash used in investing activities . . . . . . . .     (8,704)         (13,392)
                                                               -----------       ----------
Cash flows from financing activities:
   Increase in sale of receivables . . . . . . . . . . . . . .           -           17,417
   Increase in short-term borrowing. . . . . . . . . . . . . .     107,010           91,863
   Repayments of long-term debt. . . . . . . . . . . . . . . .     (5,007)         (10,030)
   Change in other long-term liabilities . . . . . . . . . . .      12,978                -
   Proceeds from sale of common stock. . . . . . . . . . . . .       3,238            2,015
   Purchases of common stock . . . . . . . . . . . . . . . . .     (7,150)          (1,919)
   Dividends on common stock . . . . . . . . . . . . . . . . .     (2,935)          (3,058)
                                                               -----------       ----------
         Net cash provided by financing activities . . . . . .     108,134           96,288
                                                               -----------       ----------

Foreign currency translation adjustment. . . . . . . . . . . .       (674)              749
                                                               -----------       ----------

Net decrease in cash and cash equivalents. . . . . . . . . . .     (3,464)            (693)
Cash and cash equivalents at beginning of period . . . . . . .       7,702           12,402
                                                               -----------       ----------

Cash and cash equivalents at end of period . . . . . . . . . . $     4,238       $   11,709
                                                               -----------       ----------
                                                               -----------       ----------

     See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MAY 3, 1996


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. The Toro Company's business is seasonal. Operating results for the six months ended May 3, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996.

     In November 1995, the company changed its fiscal year from a fiscal year ended July 31 to a fiscal year ended October 31.

     The quarter ended May 3, 1996 had thirteen weeks of results versus the prior quarter ended April 28, 1995 which had twelve weeks. Both six month periods ended May 3, 1996 and April 28, 1996 had 26 weeks of actual results.

     For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended July 31, 1995 (the company's former fiscal year end). The policies described in that report are used for preparing quarterly reports.

2.   INVENTORIES

     The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $24,841,000 and $19,204,000 higher than reported at May 3, 1996, and April 28, 1995, respectively. Under the FIFO method, work-in-process inventories were $78,977,000 and $76,042,000 and finished goods inventories were $104,705,000 and $81,180,000 at May 3, 1996, and April 28, 1995, respectively.

3.   DEFERRED INCOME


     The company entered into a forward starting interest rate exchange agreement with a bank on March 6, 1996 to hedge the anticipated refinancing of its $50 million, 11% long-term sinking fund debentures callable August 1, 1997, and to realize the benefit of current favorable interest rates. Simultaneously with entering into this interest rate exchange agreement, the company terminated its interest rate exchange agreement entered into during February 1994. The effect of this transaction was to extend the original forward starting interest rate exchange agreement from 5 years to 30 years. As a result of this transaction, the net cash received was increased from $5.25 million in 1994 to $17.3 in March of 1996. The net proceeds to the company in March 1996 were $12.1 million. In return for the net proceeds, the company will pay the bank 10.55% on a notational amount of $50 million from August 1, 1997 through July 31, 2027 and the company will receive payments based on a floating rate equal to LIBOR on the notational amount over the same period.

     The net interest rate differential to be received or paid and the $17.3 million deferred income will be recognized commencing August 1, 1997 as a reduction to interest expense over the term of the agreement.

     In accordance with FASB statement 107 "Disclosures about Fair Value of Financial Instruments" the cost to terminate this agreement at May 3, 1996, had management elected to do so, was approximately $17.4 million which would have resulted in a loss of approximately $0.1 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth sales by product line.

                                                             Three Months Ended
                                      -------------------------------------------------------------
(Dollars in thousands)                   May 3,         April 28,
                                          1996            1995          $ Change       % Change
                                      ------------  ----------------  -------------  --------------
Consumer products. . . . . . . . . . .$    137,791     $    172,925  $     (35,134)     (20.3)%
Commercial products. . . . . . . . . .     108,523          100,448           8,075       8.0
Irrigation products. . . . . . . . . .      42,332           37,240           5,092      13.7
                                      ------------     ------------    ------------
    Total *. . . . . . . . . . . . . .$    288,646     $    310,613  $     (21,967)      (7.1)%
                                      ------------     ------------    ------------
                                      ------------     ------------    ------------
* Includes international sales of: . .$     64,339     $     56,461   $       7,878      14.0%

                                                              Six Months Ended
                                      -------------------------------------------------------------
(Dollars in thousands)                   May 3,         April 28,
                                          1996            1995          $ Change       % Change
                                      ------------  ----------------  -------------  --------------

Consumer products. . . . . . . . . . .$    240,432     $    284,904   $    (44,472)     (15.6)%
Commercial products. . . . . . . . . .     186,856          174,290          12,566       7.2
Irrigation products. . . . . . . . . .      72,859           65,369           7,490      11.5
                                      ------------     ------------    ------------
    Total *. . . . . . . . . . . . . .$    500,147     $    524,563   $    (24,416)      (4.7)%
                                      ------------     ------------    ------------
                                      ------------     ------------    ------------
* Includes international sales of: . .$    103,758     $     91,243    $     12,515      13.7%

Worldwide net sales for the three months ended May 3, 1996 of $288.6 million decreased by $22.0 million from the prior year. This decrease was diminished because the quarter ended May 3, 1996 included thirteen weeks of results versus the prior quarter ended April 28th, 1995 which included twelve weeks. The $21.9 million decrease occurred primarily as a result of decreased consumer sales due to an unusually slow start to the lawn and garden retail season because of unseasonable weather over most of the United States. The decline in consumer product sales for the quarter was offset partially by an increase in commercial and irrigation product sales. Although commercial product sales also had a delayed impact due to the unseasonable weather, they rebounded late in the quarter as sales of equipment to golf courses improved. Sales of irrigation products to mass merchants gained momentum and irrigation sales to golf courses remained strong. International sales, reported within the consumer, commercial and irrigation results above, increased from the prior year due to stronger economies and improved weather conditions.

Gross profit of $103.8 million decreased $3.5 million from the prior year. As a percent of sales, gross profit for the period ended May 3, 1996 was 36.0% compared with 34.6% for the period ended April 28, 1995 due primarily to favorable product costs and mix.

                   Selling General and Administrative Expense

          ------------------------------------------------------------------------------------------
                    S G & A                      May 3,       % of Net        Apr 28,       % of Net
                                                   1996          Sales           1995          Sales
          ------------------------------------------------------------------------------------------
          Administrative                         $ 21.7           7.5%         $ 23.1           7.4%
          Sales and Marketing                      24.3           8.4            28.9           9.3
          Warranty                                 11.0           3.8             9.6           3.1
          Distributor/Dealer Financing              2.8           1.0             3.0           1.0
          Research and Development                  7.5           2.6             6.4           2.1
          Warehousing                               4.4           1.5             3.6           1.1
          Service/Quality Assurance                 1.8           0.6             1.6           0.5
                                                    ---           ---             ---           ---
               Total                             $ 73.5          25.4%         $ 76.2          24.5%


Selling, General and Administrative Expense (S G & A) decreased $2.7 million from the prior year and as a percent of sales increased to 25.4%.
Administrative expense decreased $1.4 million from the prior year primarily because the company was beginning its implementation of an enterprise wide information system in fiscal 1995. Sales and marketing expense decreased primarily because of reduced sales and the company's efforts to reduce marketing costs. Warranty expense increased from the prior year primarily as a result of a reserve established for required rework on a lawnmower product and gas tank was offset partially because warranty reserve requirements were lower. Distributor/Dealer financing was down primarily due to a reduction in distributor financing expense because of the sales decline. Research and development expenditures were above the prior year reflecting the company's continued commitment to product innovation. Warehousing was up due in part to expenses related to the opening of a new parts warehouse/distribution center late in fiscal 1995 and also increased temporary labor and consulting fees.


FINANCIAL POSITION AS OF MAY 3, 1996

     MAY 3, 1996 COMPARED TO APRIL 28, 1995

Total assets as of May 3, 1996 were $625.1 million, up $32.6 million from April 28, 1995. The primary increases occurred in accounts receivable and inventory. The increase in inventory comes as a result of the slow retail season in many product categories. Production changes and a pick up in retail demand is expected to bring inventory levels back in line with prior periods by October 31, 1996.

Historically, accounts receivable balances increase throughout the winter months as a result of extended payment terms made available to the company's customers and decrease in late spring when payments become due. Accounts receivable showed an increase of $13.9 million over the prior year. Of this increase, approximately $17.4 million relates to the sale of receivables in the prior period with no receivables being sold in the current year. The offsetting decrease occurred primarily due to reduced consumer sales of 20.3% which was offset by the increases in the commercial, irrigation and international sales.

Total current liabilities of $341.4 million at May 3, 1996 increased $21.5 million compared with current liabilities at April 28, 1995. The majority of this increase occurred in short-term borrowing, which was up $56.7 million over the prior year. The increase in short-term borrowing reflects the company's cash management strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. The company's peak borrowing usually occurs in late winter/early spring. The company also acquired $6.5 million of Toro stock in the second quarter. The purchased stock will be used primarily to fulfill the company's obligations under a variety of benefit plans. The increase in short-term borrowing was offset by a decrease in other accrued liabilities which reflects reductions in marketing programs due to a combination of the consumer sales decline and the company's efforts to reduce marketing costs.

Other long-term liabilities increased $15.0 million over the prior year because the company entered into a forward starting interest rate exchange agreement. See footnote 3 on page 7.

     MAY 3, 1996 COMPARED TO OCTOBER 31, 1995

Total assets as of May 3, 1996 were $625.1 million, up $152.4 million from October 31, 1995. The majority of this increase occurred in accounts receivable ($144.5 million). The increase in accounts receivable is attributable to the company's business cycle with receivables increasing as sales increase in the winter months and extended payment terms are offered to customers. In addition, accounts receivable have increased due to the expansion of the dealer financing customer base.

Total current liabilities of $341.4 million at May 3, 1996 increased $120.2 million compared with current liabilities at October 31, 1995. The majority of this increase was the result of additional short-term borrowing of $107.0 million. The increase in short-term borrowing reflects the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. The company also acquired $7.2 million of Toro stock in the six months ended May 3, 1996.

Other long-term liabilities increased $13.0 million because the company entered into a forward starting interest rate exchange agreement. See footnote 3 on page 7.

LIQUIDITY AND CAPITAL RESOURCES

     EQUITY

Equity increased $8.1 million compared with the prior year. Retained earnings increased $27.5 million. This was offset by a decrease in additional paid in capital. The company acquired $31.3 million of Toro stock in the twelve months ended May 3, 1996. The purchased stock will be used primarily to fulfill the company's obligations under a variety of benefit plans.

Equity as of May 3, 1996 increased $19.3 million compared to October 31, 1995. The increase reflects the earnings over the period.

     CASH FLOWS

The seasonal working capital requirements of the business are financed with short-term debt. Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the capital resources for its anticipated needs.

Cash used in operating activities was primarily to support the increase in accounts receivable and inventory primarily as a result of normal seasonal increases, offset slightly by payments of accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net earnings.

Net cash used in investment activities was the result of spending related to company improvement projects of property, plant, and equipment. Investment in property, plant, and equipment is down due to the prior year investments including several one-time expenditures on facility expansions.

Net cash provided by financing activities was the result of proceeds from short-term borrowing used to fulfill the operating cash flow requirements described above in addition to reducing long-term debt. The cash provided from the change in other long-term liabilities is the cash received from the forward starting interest rate exchange agreement entered into on March 6, 1996. See footnote 3 on page 7.

     INFLATION

The company is subject to the effects of changing prices. The Company has, however, generally been able to pass along inflationary increases in its costs by increasing the prices of its products.

                           PART II.  OTHER INFORMATION


Item 4  Results of Votes of Security Holders

     The Annual Meeting of Stockholders was held on March 12, 1996.

     The results of the stockholder votes were as follows: on the election of directors, 10,556,001 were voted for election and some of the proxies were cast against the three directors, but not more than 3.7% of the shares represented in person or by proxy at the meeting; on the Annual Management Incentive Plan 9,944,819 shares were voted for, 831,440 shares were voted against and 181,735 shares abstained; and on the amendment of Continuous Performance Award Plan 9,803,760 shares were voted for, 950,554 shares were voted against, and 203,680 shares abstained; and on the Amendment of 1989 and 1993 Stock Option Plans 5,810,547 shares were voted for, 3,861,708 shares were voted against, and 240,234 shares abstained; and on the Amendment of The Toro Company 1992 Directors Stock Plan 7,213,856 shares were voted for, 2,488,113 shares were voted against, and 210,520 shares abstained; on the appointment of the independent auditors 10,698,164 shares were voted for, 153,598 shares were voted against and 106,232 shares abstained.

Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibit 11  Computation of Earnings per Common Share

     (b)  Exhibit 27  Financial Data Schedule

          Summarized financial data; electronic filing only.

     (c)  Reports on Form 8-K

          The Company did not file any Form 8-K reports during the second quarter of 1996.


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


Date:  June 17, 1996