Form 10-Q
period 1996-08-02
TORO CO
filed 1996-09-16
CIK 737758

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 ---------------

                             WASHINGTON, D.C.  20549

                                 ---------------

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the Quarter Ended August 2, 1996 Commission File Number 1-8649
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

                          -----------------------------

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

The number of shares of Common Stock outstanding as of August 30, 1996 was 11,997,663.

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

           Condensed Consolidated Statements of Earnings and
           Retained Earnings -
             Three and Nine Months Ended
             August 2, 1996 and July 31, 1995. . . . . . . . . . . . . .   3

           Condensed Consolidated Balance Sheets
             August 2, 1996, July 31, 1995 and October 31, 1995, . . . .   4

           Consolidated Statements of Cash Flows -
             Nine Months Ended August 2, 1996 and July 31, 1995. . . . .   5

           Notes to Condensed Consolidated Financial Statements. . . . .  6-7

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 8-11


PART II. OTHER INFORMATION:

           Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 12

           Exhibit 11  Computation of Earnings Per Common Share. . . . . . 13

                          PART I. FINANCIAL INFORMATION
                        THE TORO COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended                 Nine Months Ended
                                                               --------------------------------   -------------------------------
                                                                 August 2,            July 31,      August 2,          July 31,
                                                                   1996                1995           1996               1995
                                                                -----------         -----------   ------------        -----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .    $   232,565         $    202,586  $    732,712        $   727,149
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .        146,681             127,483        466,689            468,636
                                                                -----------         -----------   ------------        -----------
     Gross profit. . . . . . . . . . . . . . . . . . . . . .         85,884              75,103        266,023            258,513
Selling, general and administrative
     expense . . . . . . . . . . . . . . . . . . . . . . . .         72,909              66,841        210,273            207,080
                                                                -----------         -----------   ------------        -----------
     Earnings from operations. . . . . . . . . . . . . . . .         12,975               8,262         55,750             51,433
Interest expense . . . . . . . . . . . . . . . . . . . . . .          3,755               3,399         10,858              9,422
Other income, net. . . . . . . . . . . . . . . . . . . . . .         (1,489)             (1,849)        (7,642)            (5,264)
                                                                -----------         -----------   ------------        -----------
     Earnings before income taxes. . . . . . . . . . . . . .         10,709               6,712         52,534             47,275
Provision for income taxes . . . . . . . . . . . . . . . . .          4,244               2,685         20,751             18,910
                                                                -----------         -----------   ------------        -----------
     Net earnings. . . . . . . . . . . . . . . . . . . . . .    $     6,465         $     4,027   $     31,783        $    28,365
                                                                -----------         -----------   ------------        -----------
                                                                -----------         -----------   ------------        -----------


Retained earnings at beginning of period . . . . . . . . . .        165,274             137,762        142,891            116,482
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            164                  --            164                 --
Dividends on common stock of $0.12, $0.12,
     $0.36 and $0.36 per share, respectively . . . . . . . .         (1,458)             (1,436)        (4,393)            (4,494)
                                                                -----------         -----------   ------------        -----------
Retained earnings at end of period . . . . . . . . . . . . .    $   170,445         $   140,353   $    170,445        $   140,353
                                                                -----------         -----------   ------------        -----------
                                                                -----------         -----------   ------------        -----------
Net earnings per share of common stock and
     common stock equivalent . . . . . . . . . . . . . . . .    $      0.52         $      0.32   $       2.52        $      2.17
                                                                -----------         -----------   ------------        -----------
                                                                -----------         -----------   ------------        -----------
Net earnings per share of common stock and
     common stock equivalent -
     assuming full dilution . . . . . . . . . . . . . . .       $      0.52         $      0.32   $       2.52        $      2.17
                                                                -----------         -----------   ------------        -----------
                                                                -----------         -----------   ------------        -----------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            August 2,       July 31,      October 31,
                                                              1996           1995            1995
                                                           -----------    -----------     -----------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .     $     1,151    $    11,924      $   7,702
Receivables, net . . . . . . . . . . . . . . . . . . .         265,772        210,125        198,816
Inventories. . . . . . . . . . . . . . . . . . . . . .         143,339        123,720        145,862
Other current assets . . . . . . . . . . . . . . . . .          34,370         35,841         33,879
                                                           -----------    -----------      ---------
     Total current assets. . . . . . . . . . . . . . .         444,632        381,610        386,259
                                                           -----------    -----------      ---------

Property, plant and equipment. . . . . . . . . . . . .         220,443        208,621        211,681
     Less accumulated depreciation and amortization. .         151,626        138,550        141,726
                                                           -----------    -----------      ---------
                                                                68,817         70,071         69,955
Other assets . . . . . . . . . . . . . . . . . . . . .          18,481         16,634         16,439
                                                           -----------    -----------      ---------
     Total assets. . . . . . . . . . . . . . . . . . .     $   531,930    $   468,315      $ 472,653
                                                           -----------    -----------      ---------
                                                           -----------    -----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt. . . . . . . . . . .     $       373    $    16,090      $  15,334
Short-term borrowing . . . . . . . . . . . . . . . . .          83,600         22,535         41,575
Accounts payable . . . . . . . . . . . . . . . . . . .          26,160         41,072         51,052
Other accrued liabilities. . . . . . . . . . . . . . .         136,603        132,962        113,212
                                                           -----------    -----------      ---------
     Total current liabilities . . . . . . . . . . . .         246,736        212,659        221,173
                                                           -----------    -----------      ---------

Long-term debt, less current portion . . . . . . . . .          53,046         64,935         53,365
Other long-term liabilities. . . . . . . . . . . . . .          22,586          5,250          7,223

Common stockholders' equity:
   Common stock par value $1.00,
     authorized 35,000,000 shares; issued and
     outstanding 11,990,873 shares at August 2,
     1996 (net of 919,131 treasury shares),
     12,039,776 shares at July 31, 1995
     (net of 802,549 treasury shares), and
     12,167,835 shares at October 31, 1995 (net
     of 674,490 treasury shares) . . . . . . . . . . .          11,991         12,040         12,168
   Additional paid-in capital. . . . . . . . . . . . .          27,817         33,145         35,712
   Retained earnings . . . . . . . . . . . . . . . . .         170,445        140,353        142,891
   Foreign currency translation adjustment . . . . . .            (691)           (67)           121
                                                           -----------    -----------      ---------
   Total common stockholders' equity . . . . . . . . .         209,562        185,471        190,892
                                                           -----------    -----------      ---------

     Total liabilities and common stockholders' equity     $   531,930    $   468,315      $ 472,653
                                                           -----------    -----------      ---------
                                                           -----------    -----------      ---------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               Nine Months Ended
                                                                           --------------------------
                                                                            August 2,       July 31,
                                                                              1996           1995
                                                                           ----------     -----------
Cash flows from operating activities:
Net earnings. . .. . . . . . . . . . . . . . . . . . . . . . . . . . .     $   31,783     $   28,365
   Adjustments to reconcile net earnings to net cash
       (used) provided in operating activities:
   Provision for depreciation and amortization . . . . . . . . . . . .         13,228         13,395
   Loss on disposal of property, plant and equipment . . . . . . . . .           (176)          (113)
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .              -         (1,283)
   Tax benefits related to employee stock option transactions. . . . .          1,490          1,178
   Changes in operating assets and liabilities:
      Net receivables. . . . . . . . . . . . . . . . . . . . . . . . .        (66,956)       (12,546)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,523          9,133
      Other current assets . . . . . . . . . . . . . . . . . . . . . .           (491)        (7,621)
      Accounts payable and accrued expenses. . . . . . . . . . . . . .         (1,502)         1,133
      Accrued income taxes . . . . . . . . . . . . . . . . . . . . . .              -         (3,231)
                                                                           ----------     ----------
        Net cash (used) provided in operating activities . . . . . . .        (20,101)        28,410
                                                                           ----------     ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . . . . . . .        (11,655)       (23,556)
   Proceeds from asset disposals . . . . . . . . . . . . . . . . . . .            439            807
   (Increase) decrease in other assets . . . . . . . . . . . . . . . .         (2,740)         2,225
                                                                           ----------     ----------
        Net cash used in investing activities. . . . . . . . . . . . .        (13,956)       (20,524)
                                                                           ----------     ----------
Cash flows from financing activities:
   Increase in sale of receivables . . . . . . . . . . . . . . . . . .              -          2,331
   Increase in short-term borrowing. . . . . . . . . . . . . . . . . .         42,025         22,535
   Repayments of long-term debt. . . . . . . . . . . . . . . . . . . .        (15,280)       (10,429)
   Change in other long-term liabilities . . . . . . . . . . . . . . .         15,363               -
   Proceeds from exercise of stock options . . . . . . . . . . . . . .          3,673          4,033
   Purchases of common stock . . . . . . . . . . . . . . . . . . . . .        (13,071)       (25,120)
   Dividends on common stock . . . . . . . . . . . . . . . . . . . . .         (4,393)        (4,494)
   Repayments from ESOP. . . . . . . . . . . . . . . . . . . . . . . .              -          2,612
                                                                           ----------     ----------
        Net cash (used) provided by financing activities . . . . . . .         28,317         (8,532)
                                                                           ----------     ----------
Foreign currency translation adjustment. . . . . . . . . . . . . . . .           (811)           168
                                                                           ----------     ----------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .         (6,551)          (478)
Cash and cash equivalents at beginning of period . . . . . . . . . . .          7,702         12,402
                                                                           ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .     $    1,151     $   11,924
                                                                           ----------     ----------
                                                                           ----------     ----------

     See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 AUGUST 2, 1996



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. The Toro Company's business is seasonal. Operating results for the nine months ended August 2, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996.

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

2.   INVENTORIES

     The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $24,841,000 and $24,730,000 higher than reported at August 2, 1996, and July 31, 1995, respectively. Under the FIFO method, work-in-process inventories were $68,952,000 and $68,683,000 and finished goods inventories were $99,228,000 and $79,767,000 at August 2, 1996, and July 31, 1995,
     respectively.

3.   DEFERRED INCOME

     The company entered into a forward starting interest rate exchange agreement with a bank on March 6, 1996 to hedge the anticipated refinancing of its $50 million, 11% long-term sinking fund debentures callable August 1, 1997, and to realize the benefit of current favorable interest rates. Simultaneously with entering into this interest rate exchange agreement, the company terminated its interest rate exchange agreement entered into during February 1994. The effect of this transaction was to extend the original forward starting interest rate exchange agreement from 5 years to
     30 years.   As a result of this transaction, the deferred income balance was increased from $5.25 million in 1994 to $17.3 in March of 1996. The net additional cash received in March 1996 was $12.1 million. In return for the net proceeds, the company will pay the bank 10.55% on a notational amount of $50 million from August 1, 1997 through August 2, 2027 and the company will receive payments based on a floating rate equal to LIBOR on the notational amount over the same period.

     The net interest rate differential to be received or paid and the $17.3 million deferred income will be recognized commencing August 1, 1997 as an adjustment to interest expense over the term of the agreement.

     In accordance with FASB statement 107 "Disclosures about Fair Value of Financial Instruments" the cost to terminate this agreement at August 2, 1996, had management elected to do so, was approximately $18.5 million which would have resulted in a loss of approximately $0.8 million.

     Subsequent to August 2, 1996 the company entered into a forward starting interest rate exchange agreement with a bank to hedge the anticipated refinancing of $50 million currently financed under short-term credit agreements. The company received or paid no cash as a result of this transaction.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward looking statements may be made orally in the future by or on behalf of the company.

Forward looking statements involve risks and uncertainties, including, but not limited to, changes in business conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand; seasonal factors affecting the company's industry; lack of growth in the company's markets; litigation; financial market changes including interest rates and foreign exchange rates; trend factors including housing starts, new golf course starts and market demographics; government actions including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce and infrastructure, and health and safety; labor relations; availability of materials; actions of competitors; ability to integrate acquisitions; and the company's ability to profitably develop, manufacture and sell both new and existing products. Actual results could differ materially from those projected in the forward looking statements as a result of these risk factors, and should not be relied upon as a prediction of actual future results. Further, Toro undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth sales by product line.




                                                              Three Months Ended
                                              ------------------------------------------------------
(Dollars in thousands)                         August 2,      July 31,
                                                 1996           1995        $ CHANGE       % CHANGE
                                              ----------     ---------      --------       ---------
Consumer products. . . . . . . . . . . .       $102,290       $ 76,375      $ 25,915         33.9 %
Commercial products. . . . . . . . . . .         84,828         82,372         2,456          3.0
Irrigation products. . . . . . . . . . .         45,447         43,839         1,608          3.7
   Total * . . . . . . . . . . . . . . .       $232,565       $202,586      $ 29,979         14.8 %
                                              ---------       --------      --------
                                              ---------       --------      --------
* Includes international sales of. . . .       $ 43,238       $ 37,426      $  5,812         15.5 %



                                                             Nine Months Ended
                                            --------------------------------------------------------
(Dollars in thousands)                         August 2,     July 31,
                                                 1996           1995        $ CHANGE       % CHANGE
                                            -----------     ----------     ---------       --------
Consumer products. . . . . . . . . . . .       $342,722       $361,279      $(18,557)        (5.1)%
Commercial products. . . . . . . . . . .        271,684        256,662        15,022          5.9
Irrigation products. . . . . . . . . . .        118,306        109,208         9,098          8.3
                                              ---------       --------     ---------
    Total *. . . . . . . . . . . . . . .       $732,712       $727,149      $  5,563          0.8 %
                                              ---------       --------     ---------
                                              ---------       --------     ---------
* Includes international sales of. . . .       $146,996       $128,669      $ 18,327         14.2 %

Worldwide net sales for the three months ended August 2, 1996 of $232.6 million increased by $30.0 million from the prior year. The increase in consumer product sales occurred primarily as a result of significant snow sales early in the season. Good performance for riding products and electric products also contributed to the increase. The commercial product sales increase was primarily the result of a strong European golf market and increased sales to the landscape contractors market, fueled by a new product introduced in the quarter and successful marketing programs. Sales of irrigation products increased as sales of do-it-yourself products remained strong. International sales, reported within the consumer, commercial and irrigation results above, increased from the prior year due to strong commercial sales to the European golf market. Consumer riding product sales to Australia and early snow shipments also fueled the increase.

Worldwide net sales for the nine months ended August 2, 1996 of $732.7 million increased $5.6 million from the prior year. The consumer product sales decline is the result of the slow start to the lawn and garden retail season because of the unseasonable weather over most of the United States. This decline was partially offset by the early snow sales described above. The increase in commercial products was primarily the result of strong sales to the European golf market. Irrigation sales are up with increases in both the golf and do-it-yourself markets. International sales for the nine months are above the prior year due to the reasons previously noted.

Gross profit of $85.9 million for the third quarter increased $10.8 million from the prior year. As a percent of sales, gross profit for the third quarter ended August 2, 1996 was 36.9% compared with 37.1% for the period ended July 31, 1995 due primarily to a change in product mix. Gross profit of $266.0 million for the nine months ended August 2, 1996 increased $7.5 million from the prior year. As a percent of sales, gross profit for the nine months ended August 2, 1996 was 36.3% compared with 35.6% for the prior period. This increase was also due primarily to favorable product costs and product mix.

                      Selling General and Administrative Expense
     -----------------------------------------------------------------------------
                                        Aug 2,    % of Net      Jul 31,  % of Net
          S G & A                         1996       Sales         1995     Sales
     -----------------------------------------------------------------------------
     Administrative                    $ 25.6      11.0 %       $ 25.5    12.6 %
     Sales and Marketing                 22.8       9.8           17.3     8.5
     Warranty                             7.3       3.1            8.1     4.0
     Distributor/Dealer Financing         2.7       1.2            2.8     1.4
     Research and Development             8.3       3.6            7.1     3.5
     Warehousing                          3.9       1.7            4.4     2.2
     Service/Quality Assurance            2.3       0.9            1.6     0.8
                                          ---       ---            ---     ---
        Total                          $ 72.9      31.3 %       $ 66.8    33.0 %


Selling, General and Administrative Expense (S G & A) for the third quarter increased $6.1 million from the prior year but as a percent of sales decreased to 31.3%. Administrative expense was flat from the prior year and as a percent of sales was down 1.6% as the company leverages fixed expenses on increased sales. Sales and marketing expense increased primarily because of the sales increase. The percent of sales change in sales and marketing expense was the result of marketing incentives used in the quarter to stimulate lawn and garden sales. Warranty expense decreased from the prior year primarily as a result of lower warranty reserve requirements due to product quality improvement. Research and development expenditures were above the prior year reflecting the company's continued commitment to product innovation.

FINANCIAL POSITION AS OF AUGUST 2, 1996

     AUGUST 2, 1996 COMPARED TO JULY 31, 1995

Total assets as of August 2, 1996 were $531.9 million, up $63.6 million from July 31, 1995. The primary increases occurred in accounts receivable and inventory. The increase in inventory comes as a result of the slow retail season in some product categories. Production schedule changes and a pick up in retail demand is expected to bring inventory levels back in line with prior periods by October 31, 1996.

Historically, accounts receivable balances increase in March and April as a result of extended payment terms made available to the company's customers and decrease throughout the summer months as payments become due. Accounts receivable at August 2, 1996 showed an increase of $55.6 million over the prior year. Of the receivables increase approximately $38.8 million is due to the large volume of snow sales made at the end of the quarter and a slowdown in retail commercial product movement. Approximately $5.3 million relates to the expansion of the dealer financing customer base which is financed by the company. Approximately $2.3 million of the increase was due to the sale of receivables in the prior year with no receivables being sold in the current year. The remaining change is primarily due to increases in consumer and international sales.

Total current liabilities of $246.7 million at August 2, 1996 increased $34.1 million compared with current liabilities at July 31, 1995. The majority of this increase occurred in short-term borrowing, which was up $61.1 million over the prior year. The increase in short-term borrowing reflects the company's cash management strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. The company's peak borrowing usually occurs in late winter/early spring. The company also acquired $5.9 million of Toro stock in the third quarter. The purchased stock will be used primarily to fulfill the company's obligations under a variety of benefit plans. The increase in short-term borrowing was offset by a decrease in both accounts payable, due to normal seasonal production slowdowns within the past few months, and a reduction in the current portion of long-term debt due to scheduled payments.

Other long-term liabilities increased $17.3 million over the prior year because the company entered into a forward starting interest rate exchange agreement. See footnote 3 on page 7.


     AUGUST 2, 1996 COMPARED TO OCTOBER 31, 1995

Total assets as of August 2, 1996 were $531.9 million, up $59.3 million from October 31, 1995. The majority of this increase occurred in accounts receivable ($67.0 million). The increase in accounts receivable is attributable to the fact that the company's business is cyclical with receivables increasing in the winter months as extended payment terms are offered to customers. Receivable balances are highest at the end of the second quarter with third quarter the next largest. In addition, accounts receivable have increased due to the expansion of the dealer financing customer base.

Total current liabilities of $246.7 million at August 2, 1996 increased $25.6 million compared with current liabilities at October 31, 1995. The majority of this increase was the result of additional short-term borrowing of $42.0 million and other accrued liabilities of $23.4 million. The increase in short-term borrowing reflects the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. The company also acquired $13.1 million of Toro stock in the nine months ended August 2, 1996.

Other long-term liabilities increased $15.4 million mainly because the company entered into a forward starting interest rate exchange agreement. See footnote 3 on page 7.

LIQUIDITY AND CAPITAL RESOURCES

     EQUITY

Equity increased $24.1 million compared with the prior year. Retained earnings increased $30.1 million. This was offset by a decrease in additional paid in capital because the company acquired $14.0 million of Toro stock in the twelve months ended August 2, 1996. The purchased stock will be used primarily to fulfill the company's obligations under a variety of benefit plans.

Equity as of August 2, 1996 increased $18.7 million compared to October 31, 1995. The increase reflects the earnings over the period offset by the acquisition of Toro stock.

     CASH FLOWS

The seasonal working capital requirements of the business are financed with short-term debt. Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the capital resources for its anticipated needs.

Net cash used in operating activities was primarily to support the increase in accounts receivable explained above. Partially offsetting these operating cash outflows was cash provided from net earnings and the provision for depreciation and amortization.

Net cash used in investing activities was the result of spending related to consumer tooling, and several new molding machines used in the irrigation facilities and building improvements at the Windom plant. Purchases of property, plant, and equipment are down due to several one-time expenditures on facility expansions in the prior year.

Net cash provided by financing activities was the result of proceeds from short-term borrowing used to fulfill the operating cash flow requirements described above in addition to reducing long-term debt. The cash provided from the change in other long-term liabilities is the cash received from the forward starting interest rate exchange agreement entered into on March 6, 1996. See footnote 3 on page 7. In addition, the company acquired $13.1 million of Toro stock in the nine months ended August 2, 1996.

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

     (c)  Reports on Form 8-K

          The Company did not file any Form 8-K reports during the third quarter of 1996.


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


Date:  September 16, 1996