Form 10-K
period 1996-10-31
TORO CO
filed 1997-01-29
CIK 737758

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED OCTOBER 31, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                         COMMISSION FILE NUMBER  1-8649
                                                --------

                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       41-0580470
(State of incorporation)                (I.R.S. Employer Identification Number)

                            8111 LYNDALE AVENUE SOUTH
                       BLOOMINGTON, MINNESOTA  55420-1196
                        TELEPHONE NUMBER: (612) 888-8801

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                           --------------------------
           Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                -----------------------------------------
Common Stock, par value
   $1.00 per share                 New York Stock Exchange
Preferred Share Purchase Rights    New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Yes  /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price of the Common Stock on December 27, 1996 as reported by the New York Stock Exchange, was approximately $423,922,000.

The number of shares of Common Stock outstanding as of December 27, 1996 was 12,116,732.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1996, are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held March 13, 1997 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Part I

--------------------------------------------------------------------------------


                                ITEM 1. BUSINESS

INTRODUCTION

The company designs, manufactures and markets consumer and professional turf maintenance equipment, snow removal products and irrigation systems. The company produced its first lawn mower for golf course fairways in 1922 and its first lawn mower for home use in 1939 and has continued to enhance its product lines ever since.

The company emphasizes quality and innovation in its products, manufacturing and marketing. The company strives to provide well built, dependable products supported by an extensive service network. Innovation is emphasized through the introduction of new and enhanced products. The company's substantial funding of research and development, as well as its acquisition strategy and its licensing and related agreements, all contribute to its new product development efforts. Through these efforts the company also attempts to be responsive to trends which may affect its target markets, now and in the future. The company believes that a significant portion of its revenues in recent years have been attributable to its new and enhanced products. Examples of recently introduced products include the Recycler-Registered Trademark- lawn mower which reduces the need for disposal of grass clippings, a high pressure water jet turf aerator for maintenance of golf course putting greens and an enhanced electronic controller for residential irrigation systems which features programmable timing and zone control functions.

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

OUTDOOR MAINTENANCE EQUIPMENT

The company classifies its operations into one industry segment, outdoor maintenance equipment. The company continues to be a leader in transforming advanced technologies into products and services that provide solutions for landscape and turf care maintenance and beautification demands. Following is a summary of Toro's product lines:

CONSUMER PRODUCTS

     WALK-BEHIND MOWERS. The company has manufactured walk-behind mowers for residential use since 1939. Its walk-behind lawn mowers are gasoline and electric powered. The company manufactures numerous models of walk-behind mowers under its brand names Toro-Registered Trademark- and Lawn-Boy-Registered Trademark-, including both four-cycle and two-cycle engine models, and new battery and electric models. Models differ as to cutting width, type of starter mechanism, type of bagging, controls and power sources, and are either self-propelled or push mowers. Certain of the company's lawn mowers are backed by the company's "Guaranteed To Start" program and some Lawn-Boy-Registered Trademark- models are equipped with a two-cycle, oil injected engine manufactured by the company.

     RIDING MOWERS AND LAWN AND GARDEN TRACTORS. The company manufactures riding lawn mowers and lawn and garden tractors under its brand name Toro-Registered Trademark-Wheel Horse-Registered Trademark- which range from an eight horsepower, 25 inch deck, rear engine model to a 20 horsepower, front engine model. The front engine model is available with a variety of decks and accessories (Recycler technology is available in select models). Some recently introduced models are equipped with hydrostatic transmissions and/or low emission engines.

     HOME SOLUTIONS PRODUCTS. The company designs and markets electrical and gas products under the Toro-Registered Trademark- brand name for mass merchandisers and "do-it-yourself" home improvement markets. These products, which include homeowner-installed low voltage lighting, flexible line trimmers and electric blowers, are intended to require little or no after sales service. Among recently introduced products are a complete line of handheld products which include a cordless trimmer, hedge trimmers, gas edgers, gas trimmers, and a gas blower.

     SNOW REMOVAL PRODUCTS. The company manufactures and markets lightweight and larger self-propelled walk-behind snowthrowers and electric Power Shovel snowthrowers under the Toro-Registered Trademark- and Lawn-Boy-Registered Trademark- brand names. Single-stage snowthrowers, developed by the company and first introduced in 1965, are walk-behind units with a lightweight gasoline engine or electric motor and the Power Curve-Registered Trademark- snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas with engines ranging from 5 to 12 horsepower. Units with 8 horsepower and above are equipped with the Power Shift-Registered Trademark- snowthrower technology.

PROFESSIONAL TURF PRODUCTS

     COMMERCIAL PRODUCTS. Professional turf maintenance equipment marketed under the Toro-Registered Trademark- brand name is the company's oldest product line, which began in 1922 with the sale of tractor-pulled reel mowers to golf courses. Today the company's expanded product line includes products designed for the large turf areas of schools, parks, cemeteries, sports fields, plant sites, apartment buildings and townhouse complexes, as well as golf courses. Management believes that golf courses will continue to be a significant market for turf maintenance equipment as new golf course construction continues throughout the world. Increasing emphasis is being placed on the sports field and landscape contractor markets.

     Products for the golf course include turf sprayer equipment, riding and walk-behind reel mowers for the putting green, and riding and pull-behind large reel products for the fairway, rough and trim cutting, turf aeration, and sandtrap/bunker maintenance.

     Other products which service all commercial markets include riding rotary units with out-front cutting decks ranging from 52 inches to 16 feet widths of cut, turf sweepers, and multipurpose vehicles and attachments designed for flexibility.

     IRRIGATION PRODUCTS. Turf irrigation products marketed under the Toro-Registered Trademark- brand name include sprinkler heads and electric and hydraulic control devices designed to be used in turf irrigation systems for residential, commercial and golf course use. These products are installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Sprinkler heads are buried underground and pop up when in operation. Control valves activate the sprinkler heads and controllers typically activate electric or hydraulic lines to control the valves and sprinkler heads. Recently introduced products include more efficient sprinkler heads and automatic electronic controllers for residential, commercial and golf course irrigation systems. The acquisition of the James Hardie Irrigation Group enhances Toro's product line for residential and commercial irrigation systems and also provides products for the agricultural micro-irrigation segment, including drip tape, hose, emitters and other micro-irrigation products. See "Recent Developments" included within Part I. The company's irrigation products are used in 75 of the golf courses rated among the top 100 courses in the United States by GOLF DIGEST.

See the tables entitled "Sales By Product Line" under the captions "Results of Operations" in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 25 of the company's Annual Report to Stockholders for the fiscal year ended October 31, 1996 for information regarding revenues in the consumer, commercial and irrigation product lines, which information is incorporated herein by reference.

INTERNATIONAL OPERATIONS

The company currently distributes its products worldwide with sales and/or distribution offices in Canada,Belgium, United Kingdom, Australia, Singapore, Japan, Italy and Greece.

New product development is primarily pursued in the United States using a global product platform strategy. Products marketed outside of North America are sold in compliance with local safety standards. All products shipped to Europe conform to the European Community Certification standards.

In addition to developing new market-specific products, the International division is adding customers in new regions. Emerging markets in Eastern Europe (such as the Czech Republic, Slovakia and Hungary) have been added to the distribution base in the last year.

RECENT DEVELOPMENTS

On December 3, 1996, the company announced the completion of the acquisition of James Hardie Irrigation Group (JHI) from James Hardie Limited of Australia. JHI is a worldwide leader in the production of irrigation systems to the commercial landscape market. JHI manufactures products for all major segments of the irrigation market, except for the golf market, and sells to distributors and retailers worldwide. JHI offers a broad range of irrigation products and has leading positions in valves and controllers worldwide. In Australia, JHI has a leading position in hose, hose-end and micro-irrigation products. Unless otherwise indicated, the historical financial and statistical data included herein does not reflect the completion of such acquisition.

The company also completed in fiscal 1996 the acquisition of Liquid Ag Systems of Florida, a leader in fertigation systems, whereby an eco-product feeds turf through existing irrigation systems resulting in less harmful runoff into ponds and streams. Also acquired was National Service Network of Abilene, TX., which provides technology and integrated services support to the company's customers. The company teamed with Walt Disney World Sports to provide the turf expertise to maintain the grounds for the new Wide World of Sports complex in Florida, scheduled to open in the spring of 1997. A partnership with GeoFlow provided the company with an important irrigation product for rootzone irrigation on media strips, recreation areas and residential properties that can reduce water consumption by up to 50%. The company also partnered with Ryobi Outdoor Products, and Maruyama Manufacturing, Inc., in alliances that provide enhanced visibility and expanded product lines in emerging markets such as the landscape contractor business. This line includes cultivators, battery trimmers, hedge trimmers and blower vacuums.

In 1996, the company continued to develop world class manufacturing processes leading to more efficient plant operations through robotics, cellular manufacturing, and just in time sourcing of products. Both the company's Shakopee component manufacturing plant and the Bloomington headquarters' commercial operations received ISO 9000 designations. Prior to 1996, both the Riverside and Tomah manufacturing facilities achieved such designations.

The company continues to provide 2-cycle and 4-cycle gasoline walk-behind power mowers that produce lower emissions. The company introduced electric mowers for both the Toro-Registered Trademark- and Lawn-Boy-Registered Trademark- brands in 1996, including the Toro Carefree-TM- line which integrates Toro-Registered Trademark- mulching technology in an electric mower. In addition, Lawn-Boy-Registered Trademark- introduced a new line of snowthrowers and the E-engine, a new low-emission 2-cycle engine for lawn mowers. Lawn-Boy-Registered Trademark- also offers emission-free battery powered mowers. Consistent with its long-term goal of expanding the professional turf maintenance market, the company introduced an extensive line of new handheld, walk-behind and riding products for the landscape contractor and has increased sales to this market.

The company improved truck fleet efficiency during the year using the QualComm satellite tracking system to monitor and guide shipping and weather patterns. The company also developed Consumer Gateway, an integrated hardware and software computer system for outdoor power equipment dealers.

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

TRADEMARKS AND PATENTS

Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks Toro-Registered Trademark-, Wheel Horse-Registered Trademark- and Lawn-Boy-Registered Trademark-, all of which are registered in the United States and in the principal foreign countries in which the company markets its products. The company holds patents in the United States and foreign countries and applies for patents as applicable. Although management believes patents have value to the company, patent protection does not deter competitors from attempting to develop similar products. Although patent protection is considered to be very beneficial, the company is not dependent on any one or more of its patents.

In connection with the recent acquisition of James Hardie Irrigation Group, the following brand names were acquired: Lawn Genie-Registered Trademark-, Irritrol-Registered Trademark-, Richdel-Registered Trademark-, Hardie Pope, Hardie, Blue Stripe, Hardie Tape and Aqua-Traxx. The company has agreed to discontinue use of the term "Hardie" or any similar name within one year of the acquisition. However, inventory manufactured prior to that one year may continue to carry the term "Hardie" or similar name.

SEASONALITY

Sales of the company's consumer products, which accounted for approximately 50% of total sales in fiscal 1996, are seasonal with greater sales of consumer products, excluding snow removal equipment, occurring between February and April and snow removal equipment between August and January. Opposite seasons in some global markets somewhat moderate this seasonality in consumer product sales. Seasonality in irrigation and commercial product sales also exists, but is tempered because the selling season in west coast and southern states continues for a longer portion of the year than in northern states. Overall, worldwide sales levels are highest in the second quarter. Historically, accounts receivable balances increase between January and March as a result of extended payment terms made available to the company's customers. Accounts receivable balances decrease between April and June when payments are made. The seasonal requirements of the business are financed from operations and with short-term bank lines of credit and off-balance sheet financing.

DISTRIBUTION AND MARKETING

The company markets the majority of its products principally through approximately 40 domestic and 96 foreign distributors and a number of mass merchandisers worldwide. Toro-Registered Trademark- and Lawn-Boy-Registered Trademark- consumer products such as walk-behind power mowers, riding mowers and snowthrowers are sold to distributors for resale to retail dealers throughout the United States. Home solutions products and most Lawn-Boy-Registered Trademark- products are sold directly to mass merchandisers and "do-it-yourself" home improvement retailers. Commercial and irrigation products are sold to distributors for resale to irrigation contractors and golf courses. Irrigation products are also sold through distributors to irrigation dealers and direct to irrigation dealers, mass merchandisers and "do-it-yourself" home improvement retailers for resale to contractors, golf courses and end-users. Internationally, consumer products are sold to distributors for resale to retail dealers and mass merchandisers outside the United States, principally in Canada and Western Europe. Some irrigation and consumer products are sold directly to retail dealers in Canada, Australia and Western Europe.

The company's current marketing strategy is to maintain distinct and separate brands and brand identification for Toro-Registered Trademark-, Toro-Registered Trademark-Wheel Horse-Registered Trademark- and Lawn-Boy-Registered Trademark-products. The company is currently evaluating its marketing strategies with respect to the brand names acquired in connection with the acquisition of the James Hardie Irrigation Group.

The company's distribution systems for the sale of its products are intended to assure quality of sales and market presence as well as effective after-market service. The company considers its distribution network to be a significant competitive asset in marketing Toro-Registered Trademark-, Toro-Registered Trademark-Wheel Horse-Registered Trademark- and Lawn-Boy-Registered Trademark-products.

The company advertises its products during appropriate seasons throughout the year on television, radio and in print. Most of the company's advertising emphasizes its brand names. Advertising is directly paid by the company as well as through cooperative programs with distributors, dealers and mass merchants.

BACKLOG OF ORDERS

The order backlog at October 31, 1996 and 1995 was as follows:

                        1996                         1995
                    -------------               --------------
Consumer             $ 51,373,000                $ 46,087,000

Commercial             55,138,000                  49,624,000

Irrigation              4,333,000                   4,417,000

The increase in consumer product backlog reflects the sell-out of gas snow products in fiscal 1996. This resulted in increased orders of gas snow products at the end of fiscal 1996 in anticipation of another hard winter season. The increase for commercial products reflects continued sales growth in most product lines. The existing backlog is expected to be filled in the succeeding fiscal year.

COMPETITION

The principal competitive factors in the company's markets are product innovation, quality, service and pricing. Management believes the company offers high quality products with the latest technology and design innovations. Also, by selling Toro-Registered Trademark-, Toro-Registered Trademark-Wheel Horse-Registered Trademark- and Lawn-Boy-Registered Trademark- brand products through a network of distributors, dealers and mass merchants who provide service, the company offers competitive service during and after the relevant warranty period.

The company competes in all product lines with numerous manufacturers, many of which have substantially greater financial resources than the company. Management believes that its commitment to product innovation, its distribution systems and its focus on target markets, position it well to compete in these various markets.

     CONSUMER

     The company's principal competitors for mowing and snow equipment are American Yard Products, Inc. (a subsidiary of Electrolux AB), Deere & Company, Honda Motor Co., Ltd., MTD Products, Inc., Murray Ohio Manufacturing Co., Inc. (a subsidiary of Tompkins Corp.), Sears, Roebuck and Co., Snapper Power Equipment (a division of ACT), Ariens Company, Bolens Corporation (a division of Garden Way, Incorporated), Noma Outdoor Products, Simplicity Manufacturing Company and Yamaha Motor Corporation, USA. The principal competitors in home solutions products are The Black and Decker Corporation, K & S Industries, Inc., Malibu Lighting (a registered trademark of Intermatic, Inc.) and Poulan/Weed Eater (a division of Electrolux AB).

     COMMERCIAL

     The company's commercial products compete with products from numerous manufacturers, but the principal competitors across most of the company's commercial product lines are Deere & Company, American Honda Motor Co., Inc., Echo Inc., Stihl Inc., Scag Power Equipment, Shindaiwa Inc., Snapper Inc., Gravely International, Exmark Manufacturing Co., Inc., Lesco Inc., Walker Manufacturing Co., Cub Cadet Power Equipment, American Yard Products, Husqvarna Forest and Garden Co., The Ariens Co., MTD Products Inc., Textron Jacobsen and Ransomes Sims & Jefferies PLC, (based in the United Kingdom).

     IRRIGATION

     The company's principal competitors in irrigation products are Hunter Industries and Rain Bird Sprinkler Manufacturing Corporation.

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

RESEARCH AND DEVELOPMENT

The company conducts research and development activities in an effort to improve existing products and develop new products. Amounts expended on such activities, including engineering costs, aggregated approximately $31.3 million, or 3.4% of net sales for the year ended October 31, 1996, $6.9 million, or 3.6% of net sales for the 3 months ended October 31, 1995, $26.5 million, or 2.8% of net sales for the year ended July 31, 1995, and $24.6 million, or 3.1% of net sales for the year ended July 31, 1994. Management believes that the company's research and development efforts are important to the quality, mix and growth of its businesses and plans to continue its strong commitment to such activities.

GOVERNMENTAL REGULATION

The company's products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the federal Consumer Product Safety Commission. The company is also subject to certain federal and state environmental, occupational safety and other regulations, none of which has had a material adverse affect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June of 1995. Toro's four-cycle engine suppliers are required to comply with the EPA regulations on or before September 1997. The company expects its own two-cycle walk-behind power mower engines to be able to comply with Phase I regulations beginning in September of 1997. This will allow the company to continue producing its two-cycle walk-behind power mower engines at its Oxford, Mississippi plant through the year 2002.

EMPLOYEES

During fiscal 1996 the company employed an average of 3,509 employees. The total number of employees at October 31, 1996 was 3,280, reflecting the company's normal seasonal fluctuation in employment. Approximately 20 % of these employees are covered by four collective bargaining agreements, one expiring in May 1997, two expiring in September 1997, and one expiring in November 1999.

As a result of the acquisition of the James Hardie Irrigation Group, the company added approximately 1,070 employees. JHI's Australian employees have three local agreements with the National Union of Workers and the Australian Workers Union which cover approximately 15% of all JHI employees. These agreements will expire in June 1997. None of the JHI U.S. employees are represented by unions.

Management considers its overall relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

With the exception of the newly added JHI production facilities in Australia, all of the company's production facilities are located within the United States. Except for the sales of the company's foreign subsidiaries, which are not significant when compared to total company sales, substantially all financial transactions have been made in U.S. dollars. Consequently, the company did not realize any significant impact to earnings due to fluctuations in foreign currencies during the fiscal year ended October 31, 1996.

A portion of the company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the company enters into forward exchange and range forward option contracts. These contracts are designed to hedge firm and anticipated foreign currency transactions. With the acquisition of the James Hardie Irrigation Group, the company expects an increase in transactions denominated in Australian dollars.

Export sales were $154,716,000 for the year ended October 31, 1996, $18,557,000 for the 3 months ended October 31, 1995, and $126,560,000 and $109,344,000 for the years ended July 31 1995 and 1994, respectively. The identifiable assets attributable to foreign operations were not significant as of October 31, 1996.

See Note 8 to the Consolidated Financial Statements of the company contained in the company's Annual Report to Stockholders for the fiscal year ended October 31, 1996 for additional information relating to international and export sales, which information is incorporated herein by reference.

                               ITEM 2. PROPERTIES

The company utilizes manufacturing and office facilities which total approximately 4,437,000 square feet of space. The manufacturing facilities, excluding JHI, operated at about 62% of total plant capacity in fiscal 1996. Actual plant utilization varies during the year depending upon the production cycle. Management believes that the current facilities are sufficient for current production needs. The following schedule outlines the company's facilities by location, plant size, ownership and function:

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
            Location               Square Feet       Ownership                        Products Manufactured / Use
-----------------------------------------------------------------------------------------------------------------------------
 Plymouth, WI                         420,000          Owned       Parts distribution center, office
 Windom, MN                           305,000          Owned       Consumer components and products
 Lakeville, MN                        304,000          Leased      Finished Goods distribution center, office
 Bloomington, MN                      300,000          Owned       Corporate headquarters
 Tomah, WI                            274,000          Owned       Consumer and Commercial products
 Sardis, MS                           245,000          Owned       Consumer products
 Baraboo, WI                          228,000          Leased      Finished Goods distribution center, office
 South Bend, IN                       226,000          Owned       Facility closed in 1993 and is being held for resale
 Riverside, CA                        217,000          Owned       Irrigation products
 Evansville, IN                       178,000          Leased      Consumer and Commercial products
 Olathe, KS                           176,000          Leased      Commercial products
 Mound, MN                            162,000          Leased      Consumer products
 Shakopee, MN                         146,000          Owned       Components for consumer and commercial products
 El Paso, TX                          143,000          Owned       JHI irrigation products and warehouse
 Springvale, Australia                109,000          Leased      JHI irrigation products and warehouse
 Beverley, Australia                  109,000          Owned       JHI Corporate office and distribution center
 Murray Bridge, Australia             101,000          Owned       JHI irrigation products and warehouse
 El Cajon, California                  92,000          Owned       JHI irrigation products and warehouse
 Oxford, MS                            67,000          Owned       Components for consumer products
 Oevel, Belgium                        63,000          Owned       Finished goods distribution center, office
-----------------------------------------------------------------------------------------------------------------------------
 Total Square Feet                  3,865,000


Other leased office and warehouse space located in various cities in the United States, Australia, Canada, France, Singapore, Japan and the United Kingdom totaled approximately 572,000 square feet.


                            ITEM 3. LEGAL PROCEEDINGS

The company is a party to litigation in the ordinary course of its business. Ongoing litigation primarily involves claims for damages arising out of the use of the company's products, some of which include claims for punitive as well as compensatory damages. The company is also subject to administrative proceedings in respect to certain claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and clean up costs. Management is of the opinion that the amounts which may be awarded or assessed in connection with these matters will not have a material effect on the company's financial position. Further, the company maintains insurance against product liability losses. Such insurance presently covers claims in excess of $1,000,000 per claim or $2,000,000 in the aggregate during any fiscal year. The company regularly reviews these dollar limits.

        ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons deemed to be executive officers of the company, discloses their age and position with the company as of January 20, 1997, and positions held by them during the last five years. Officers are elected or appointed annually. A complete list of all officers of the company is found on the inside back cover of the Registrant's Annual Report for the year ended October 31, 1996.


-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
       Name, Age and Position with the Company                       Business Experience During the Last Five Years
-----------------------------------------------------------------------------------------------------------------------------------
 Randy B. James                                       Appointed Vice President and Controller in December 1988.
 53, Vice President and Controller
-----------------------------------------------------------------------------------------------------------------------------------
 Gerald T. Knight                                     Elected Vice President-Finance and Chief Financial Officer in April 1992.
 49, Vice President-Finance and                       From December 1990 to April 1992, was Executive Director - Finance and
 Chief Financial Officer                              Corporate Controller of NeXT Computer, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
 Charles B. Lounsbury                                 Elected Group Vice President September 17, 1996.  From November 1993 to
 53, Group Vice President                             September 16, 1996 was appointed Vice President, Distribution Parts and
 Office of the President                              Debris Management.  From May 1991 to November 1993 was President and Chief
                                                      Operating Officer of Leaseway Transportation Corporation. While Mr. Lounsbury
                                                      served as President and a director of Leaseway, it filed for protection under
                                                      Chapter 11 and during that period it was discharged.
-----------------------------------------------------------------------------------------------------------------------------------
 J. David McIntosh                                    Elected Group Vice President September 17, 1996.  From February 1992 to
 53, Group Vice President                             September 16, 1996 was appointed Vice President, Consumer Division.
 Office of the President                              Appointed Vice President and General Manager, Home Improvement Division in
                                                      May 1986.
-----------------------------------------------------------------------------------------------------------------------------------
 J. Lawrence McIntyre                                 Elected Vice President in July 1993.  Elected Secretary and General Counsel
 54, Vice President, Secretary and General Counsel    in August 1993.  Prior to July 1993, was a shareholder with Doherty, Rumble &
                                                      Butler Professional Association.
-----------------------------------------------------------------------------------------------------------------------------------
 Kendrick B. Melrose                                  Elected Chairman of the Board in December 1987. Elected Chief Executive
 56, Chairman and Chief Executive Officer             Officer in December 1983.
 Office of the President
-----------------------------------------------------------------------------------------------------------------------------------
 Karen M. Meyer                                       Has served as Vice President, Human Resources/Administrative Services since
 46, Vice President,                                  December 1988.
 Human Resources/Administrative Services
-----------------------------------------------------------------------------------------------------------------------------------
 Richard R. Pollick                                   Appointed Vice President, International Division in March 1990.
 57, Vice President and General Manager
 International Division
-----------------------------------------------------------------------------------------------------------------------------------
 Stephen P. Wolfe                                     Appointed Vice President in August 1994.  Elected President, Toro Credit
 48, Vice President, The Toro Company and President,  Company in July 1990.
 Toro Credit Company
-----------------------------------------------------------------------------------------------------------------------------------

There are no family relationships between any director, executive officer or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.

                                     Part II

--------------------------------------------------------------------------------

All information incorporated by reference in this Part II is from the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1996 ("Annual Report").

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Toro Common Stock (including related Preferred Share Purchase Rights) is listed for trading on the New York Stock Exchange. As of October 31, 1996 there were 6,841 holders of record of the company's common stock.

See "Quarterly Financial Data" on page 44 of the Annual Report for dividends paid on and range of high and low quotations for the company's common stock on the New York Stock Exchange for the period from August 1, 1995 to October 31, 1996, which information is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

See "Selected Financial Data" on page 24 of the Annual Report for financial data for the year ended October 31, 1996, for the 3 month period ended October 31, 1995 and for the years ended July 31, 1995, 1994, 1993 and 1992 which information for these periods is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on pages 16 through 21 and pages 25 through 29 which sections are incorporated herein by reference.

FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K contains various forward-looking statements, included under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report which sections are incorporated herein by reference, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking. When used in this document, the words "expect", "anticipate", "estimate", and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements are contained in Part I of this report and may be made orally in the future by or on behalf of the company.

Forward-looking statements involve risks and uncertainties, including, but not limited to, changes in business conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand; seasonal factors affecting the company's industry; lack of growth in the company's markets; litigation; financial market changes including interest rates and foreign exchange rates; trend factors including housing starts, new golf course starts and market demographics; government actions including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce and infrastructure, and health and safety; labor relations; availability of materials; actions of competitors; ability to integrate acquisitions; and the company's ability to profitably develop, manufacture and sell both new and existing products. Actual results could differ materially from those projected in the forward-looking statements as a result of these risk factors, and should not be relied upon as a prediction of actual future results. The company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of this report are incorporated herein by reference.

See "Quarterly Financial Data" appearing on page 44 of the Annual Report which is incorporated herein by reference.

          ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   Part III
-------------------------------------------------------------------------------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this report for information regarding the executive officers of the company, which information is herein incorporated by reference.

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


                         ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to the information to be contained in the Proxy Statement to be filed with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within such 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management of The Toro Company is incorporated herein by reference to the information to be contained in the Proxy Statement to be filed with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within such 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                      Part IV

--------------------------------------------------------------------------------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Incorporated by reference into Part II, Item 8 of this report:   Pages in Fiscal
                                                                      1996
                                                                  Annual Report
                                                                 To Stockholders
                                                                 ---------------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . 30

Consolidated Statements of Earnings for the year ended
   October 31, 1996, the 3 months ended October 31, 1995 and
   the years ended July 31, 1995 and 1994. . . . . . . . . . . . . . . 30

Consolidated Balance Sheets
   as of October 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . 31

Consolidated Statements of Cash Flows for the year ended
   October 31, 1996, the 3 months ended October 31, 1995 and
   the years ended July 31, 1995 and 1994. . . . . . . . . . . . . . . 32

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .33-44

(a)  2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . 18

   Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . 19

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes to the consolidated financial statements.

(a)  3.  EXHIBITS
-----------------

     2 and 10(iii)(j)      Stock Purchase Agreement among The Toro Company,
                           James Hardie (USA) Inc., James Hardie Industries
                           Limited and RCI Pty. Ltd. (incorporated by reference to the Exhibit to Registrant's Current Report on Form
                           8-K dated September 18, 1996).

     3(i)(a) and 4(a)      Certificate of Incorporation of the Registrant as
                           amended and corrected through May 18, 1987
                           (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3,
                           Registration No. 33-16125).

     3(i)(b) and 4(b)      Certificate of Amendment to Certificate of
                           Incorporation of the Registrant dated December 8,
                           1987 (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1988, Commission File No.
                           1-8649).

     3(ii) and 4(c)        Bylaws of the Registrant (incorporated by reference
                           to Exhibit 3.3 to the Registrant's Annual Report on
                           Form 10-K for the year ended July 31, 1991,
                           Commission File No. 1-8649)

     4(d) Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement on Form S-8, Registration No. 2-94417).

     4(e) Rights Agreement dated as of June 14, 1988, between the Registrant and Norwest Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A dated June 17, 1988, Commission File No. 1-8649, as amended).

     4(f) Indenture dated as of July 15, 1987, between the Registrant and Manufacturers Hanover Trust Company, Trustee, relating to the Registrant's 11% Sinking Fund Debentures Due August 1, 2017 (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3, Registration No. 33-15385).

     10(iii)(a)            * Form of Employment Agreement in effect for certain
                           officers of Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form
                           10-K for the year ended July 31, 1995).

     10(iii)(b)            * 1992 Directors Stock Plan, as amended.

     10(iii)(c)            * Annual Management Incentive Plan for certain key
                           employees and officers of Registrant (incorporated by reference to Exhibit A to Registrant's Proxy
                           Statement dated February 5, 1996).

     10(iii)(d)            * 1985 Incentive Stock Option Plan, as amended
                           (incorporated by reference Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1993).

     10(iii)(e)            * 1989 Stock Option Plan, as amended.

     10(iii)(f)            * 1993 Stock Option Plan, as amended.

     10(iii)(g)            * Continuous Performance Award Plan, as amended.

     10(iii)(h)            * The Toro Company Supplemental Management Retirement
                           Plan.

     10(iii)(i)            * Chief Executive Officer Succession Incentive
                           Agreement dated as of July 31, 1995.

     11 Computation of Earnings per Share of Common Stock and Common Stock Equivalents (page 19 of this report).

     13                    Registrant's Fiscal 1996 Annual Report to
                           Stockholders.

     21                    Subsidiaries of Registrant (page 20 of this report).

     23 Independent Auditors' Consent (page 21 of this report).

     27                    Supplemental Data Schedule; electronic filing only.

* Management contract or compensatory plan or arrangements required to be filed as an exhibit to this form 10-K pursuant to Item 14(c).

(b)  REPORTS ON FORM 8-K

Registrant filed its Current Report on Form 8-K dated October 17, 1996, reporting the September 18, 1996 agreement entered into with James Hardie Industries Limited of Australia and related companies, pursuant to which Registrant agreed to purchase the stock of James Hardie Irrigation, Inc. and certain related companies, all known as the James Hardie Irrigation Group, subject to certain terms and conditions.

Registrant filed its Current Report on Form 8-K dated December 16, 1996, reporting the completion of the acquisition of James Hardie Irrigation Group from James Hardie Industries Limited of Australia on December 2, 1996 through the acquisition of all of the outstanding stock of James Hardie Irrigation, Inc., a Nevada corporation, James Hardie Irrigation Pty. Limited, a corporation organized under the laws of South Australia, Australia, and James Hardie Irrigation Europe S.p.A., a corporation organized under the laws of Italy.

--------------------------------------------------------------------------------

The company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          THE TORO COMPANY
     --------------------------
            (Registrant)
                                                       Dated: January 20, 1997
     /s/  Gerald T. Knight
     ---------------------
          Gerald T. Knight
          Vice President - Finance
          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
          Signature                     Title                      Date
--------------------------------------------------------------------------------

/s/  Kendrick B. Melrose      Chairman, Chief Executive       January 20, 1997
-------------------------     Officer, and Director
     Kendrick B. Melrose      (principal executive officer)

/s/  Gerald T. Knight         Vice President - Finance,       January 20, 1997
-------------------------     Chief Financial Officer
     Gerald T. Knight         (principal financial officer)

/s/  Randy B. James           Vice President, Controller      January 20, 1997
-------------------------     (principal accounting officer)
     Randy B. James

/s/  Ronald O. Baukol         Director                        January 20, 1997
-------------------------
     Ronald O. Baukol

/s/  Robert C. Buhrmaster     Director                        January 20, 1997
-------------------------
     Robert C. Buhrmaster

/s/  Janet K. Cooper          Director                        January 20, 1997
-------------------------
     Janet K. Cooper

/s/  Alex A. Meyer            Director                        January 20, 1997
-------------------------
     Alex A. Meyer

/s/  Robert H. Nassau         Director                        January 20, 1997
-------------------------
     Robert H. Nassau

/s/  Dale R. Olseth           Director                        January 20, 1997
-------------------------
     Dale R. Olseth

/s/  Edwin H. Wingate         Director                        January 20, 1997
-------------------------
     Edwin H. Wingate

[Letterhead]




                             INDEPENDENT AUDITORS' REPORT



The Board of Directors
The Toro Company:

Under date of December 16, 1996, we reported on the consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the year ended October 31, 1996, the three-month period ended October 31, 1995 and the years ended July 31, 1995 and 1994, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 KPMG Peat Marwick LLP



Minneapolis, Minnesota
December 16, 1996

                          THE TORO COMPANY AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS



-------------------------------------------------------------------------------------------------------------------------------
                                                       BALANCE      CHARGED TO
              DESCRIPTION                           AT BEGINNING    COSTS AND       OTHER (a)      DEDUCTIONS    BALANCE AT
                                                       OF YEAR       EXPENSES                         (b)        END OF YEAR
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

Year Ended October 31, 1996

Allowance for doubtful accounts                     $  7,542,000   $  3,358,000    $   330,000   $  1,225,000   $ 10,005,000
-------------------------------------------------------------------------------------------------------------------------------

Three Months Ended October 31, 1995

Allowance for doubtful accounts                     $  7,343,000   $    720,000    $         0   $    521,000   $  7,542,000
-------------------------------------------------------------------------------------------------------------------------------

Year Ended July 31, 1995

Allowance for doubtful accounts                     $  7,702,000   $  1,543,000    $    20,000   $  1,922,000   $  7,343,000
-------------------------------------------------------------------------------------------------------------------------------

Year Ended July 31, 1994

Allowance for doubtful accounts                     $  5,589,000   $  3,032,000    $   765,000   $  1,684,000   $  7,702,000
-------------------------------------------------------------------------------------------------------------------------------


         (a) Additions to allowance for doubtful accounts due to reclassification and acquisitions.
         (b)  Uncollectible accounts charged off, net of recoveries.