Form 10-Q
period 1997-01-31
TORO CO
filed 1997-03-17
CIK 737758

                                    UNITED STATES


                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 1997 Commission File Number  1-8649
                               ----------------                        --------



                                   THE TORO COMPANY
                (Exact name of registrant as specified in its charter)


            DELAWARE                                  41-0580470
    (State of Incorporation)           (I.R.S. Employer Identification Number)


                              8111 LYNDALE AVENUE SOUTH
                            BLOOMINGTON, MINNESOTA  55420
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


The number of shares of Common Stock outstanding as of February 28, 1997 was 12,174,979.

                                   THE TORO COMPANY
                                  INDEX TO FORM 10-Q




                                                                                 Page Number
                                                                                 -----------
PART I.  FINANCIAL INFORMATION:

         Condensed Consolidated Statements of Earnings and
         Retained Earnings (Unaudited) -
           Three Months Ended January 31, 1997 and February 2, 1996. . . . . . . . . .3

         Condensed Consolidated Balance Sheets (Unaudited) -
           January 31, 1997, February 2, 1996 and October 31, 1996 . . . . . . . . . .4

         Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended January 31, 1997 and February 2, 1996. . . . . . . . . .5

         Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . . 6-7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . . . . . 8-12


PART II. OTHER INFORMATION:


         Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .13

         Exhibit 11  Computation of Earnings per Common Share. . . . . . . . . . . . .14


                            PART I. FINANCIAL INFORMATION

                          THE TORO COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 Three Months Ended
                                                             ----------------------------
                                                             January 31,      February 2,
                                                                1997             1996
                                                             -----------      -----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .     $   208,957      $   211,501
Cost of sales. . . . . . . . . . . . . . . . . . . . . .         133,730          135,172
                                                             -----------      -----------
  Gross profit . . . . . . . . . . . . . . . . . . . . .          75,227           76,329
Selling, general and administrative expense. . . . . . .          68,469           63,824
                                                             -----------      -----------
  Earnings from operations . . . . . . . . . . . . . . .           6,758           12,505
Interest expense . . . . . . . . . . . . . . . . . . . .           3,847            2,969
Other income, net. . . . . . . . . . . . . . . . . . . .          (1,206)          (4,513)
                                                             -----------      -----------
  Earnings before income taxes . . . . . . . . . . . . .           4,117           14,049
Provision for income taxes . . . . . . . . . . . . . . .           1,626            5,551
                                                             -----------      -----------
  Net earnings . . . . . . . . . . . . . . . . . . . . .     $     2,491      $     8,498
                                                             -----------      -----------
                                                             -----------      -----------

Retained earnings at beginning of period . . . . . . . .         173,630          142,891
Dividends on common stock of $0.12 per share . . . . . .          (1,450)          (1,465)
                                                             -----------      -----------
Retained earnings at end of period . . . . . . . . . . .     $   174,671      $   149,924
                                                             -----------      -----------
                                                             -----------      -----------

Net earnings per share of common stock and
  common stock equivalent. . . . . . . . . . . . . . . .     $      0.20      $      0.67
                                                             -----------      -----------
                                                             -----------      -----------





See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          January 31,    February 2,    October 31,
                                                             1997           1996           1996
                                                          -----------    -----------    -----------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .    $        76    $     4,322    $        66
Receivables (net). . . . . . . . . . . . . . . . . . .        263,662        262,473        239,637
Inventories. . . . . . . . . . . . . . . . . . . . . .        175,215        163,575        130,288
Other current assets . . . . . . . . . . . . . . . . .         44,593         32,106         35,010
                                                          -----------    -----------    -----------
   Total current assets. . . . . . . . . . . . . . . .        483,546        462,476        405,001
                                                          -----------    -----------    -----------

Property, plant and equipment. . . . . . . . . . . . .        308,902        213,256        229,080
   Less accumulated depreciation and amortization. . .        200,646        145,319        155,270
                                                          -----------    -----------    -----------
 . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,256         67,937         73,810
Other assets . . . . . . . . . . . . . . . . . . . . .         68,547         17,244         18,066
                                                          -----------    -----------    -----------
   Total assets. . . . . . . . . . . . . . . . . . . .    $   660,349    $   547,657    $   496,877
                                                          -----------    -----------    -----------
                                                          -----------    -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . .    $       350    $    10,331    $       350
Short-term borrowing . . . . . . . . . . . . . . . . .        194,296        114,909         41,025
Accounts payable . . . . . . . . . . . . . . . . . . .         38,474         45,977         43,524
Other accrued liabilities. . . . . . . . . . . . . . .        133,808        116,547        122,958
                                                          -----------    -----------    -----------
   Total current liabilities . . . . . . . . . . . . .        366,928        287,764        207,857
                                                          -----------    -----------    -----------

Long-term debt, less current portion . . . . . . . . .         53,330         53,365         53,015
Other long-term liabilities. . . . . . . . . . . . . .         23,176          7,178         22,438

Common stockholders' equity:
 Common stock par value $1.00,
   authorized 35,000,000 shares; issued and
   outstanding 12,154,257 shares at January
   31, 1997 (net of 755,747 treasury shares),
   12,279,360 shares at February 2,
   1996 (net of 562,965 treasury shares),
   and 12,032,143 shares at October 31, 1996
   (net of 877,861 treasury shares). . . . . . . . . .         12,154         12,279         12,032
 Additional paid-in capital. . . . . . . . . . . . . .         32,688         37,766         28,462
 Retained earnings . . . . . . . . . . . . . . . . . .        174,671        149,924        173,630
 Foreign currency translation adjustment . . . . . . .         (2,598)          (619)          (557)
                                                          -----------    -----------    -----------
 Total common stockholders' equity . . . . . . . . . .        216,915        199,350        213,567
                                                          -----------    -----------    -----------
   Total liabilities and common stockholders' equity .    $   660,349    $   547,657    $   496,877
                                                          -----------    -----------    -----------
                                                          -----------    -----------    -----------



See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)



                                                                             Three Months Ended
                                                                         --------------------------
                                                                         January 31,    February 2,
                                                                            1997           1996
                                                                         -----------    -----------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     2,491    $     8,498
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
   Provision for depreciation and amortization . . . . . . . . . . .           5,359          4,693
   Gain on disposal of property, plant and equipment . . . . . . . .              (6)           (18)
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           1,529              -
   Tax benefits related to employee stock option transactions. . . .           1,501              -
   Changes in operating assets and liabilities:
      Receivables (net). . . . . . . . . . . . . . . . . . . . . . .           1,084        (63,657)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .         (14,138)       (17,713)
      Other current assets . . . . . . . . . . . . . . . . . . . . .          (8,914)         1,773
      Accounts payable and accrued expenses. . . . . . . . . . . . .         (15,192)        (3,585)
      Accrued income taxes . . . . . . . . . . . . . . . . . . . . .           1,100          1,844
                                                                         -----------    -----------
         Net cash used in operating activities . . . . . . . . . . .         (25,186)       (68,165)
                                                                         -----------    -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . . . . . .          (6,655)        (2,492)
   Proceeds from asset disposals . . . . . . . . . . . . . . . . . .              28             18
   Increase in other assets. . . . . . . . . . . . . . . . . . . . .          (3,829)          (987)
   Acquisition of James Hardie Irrigation, net of cash acquired. . .        (117,622)             -
                                                                         -----------    -----------
         Net cash used in investing activities . . . . . . . . . . .        (128,078)        (3,461)
                                                                         -----------    -----------

Cash flows from financing activities:
   Increase in short-term borrowing. . . . . . . . . . . . . . . . .         153,271         73,334
   Repayments of long-term debt. . . . . . . . . . . . . . . . . . .              72         (5,003)
   Change in other long-term liabilities . . . . . . . . . . . . . .             575            (45)
   Proceeds from sale of common stock. . . . . . . . . . . . . . . .           2,847          2,814
   Purchases of common stock . . . . . . . . . . . . . . . . . . . .               -           (649)
   Dividends on common stock . . . . . . . . . . . . . . . . . . . .          (1,450)        (1,465)
                                                                         -----------    -----------
         Net cash provided by financing activities . . . . . . . . .         155,315         68,986
                                                                         -----------    -----------

Foreign currency translation adjustment. . . . . . . . . . . . . . .          (2,041)          (740)
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents . . . . . . . .              10         (3,380)
Cash and cash equivalents at beginning of period . . . . . . . . . .              66          7,702
                                                                         -----------    -----------

Cash and cash equivalents at end of period . . . . . . . . . . . . .     $        76    $     4,322
                                                                         -----------    -----------
                                                                         -----------    -----------



See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JANUARY 31, 1997



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal operating results for the three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1996. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $25,642,000 and $24,841,000 higher than reported at January 31, 1997, and February 2, 1996, respectively. Under the FIFO method, work-in-process inventories were $86,593,000 and $85,691,000 and finished goods inventories were $114,264,000 and $102,725,000 at January 31, 1997, and February 2, 1996, respectively.

BUSINESS ACQUISITIONS

On December 2, 1996, the company completed the acquisition of James Hardie Irrigation Group (Hardie) from James Hardie Limited of Australia. The purchase price of approximately $119 million is subject to adjustment based on the audit of the closing date balance sheet. The acquisition has been initially financed with temporary bank debt, which the company intends to refinance during the current fiscal year through the issuance of long-term debt. The company has filed a shelf registration which will facilitate the issuance of long-term debt to replace the temporary bank debt. The acquisition is being accounted for under the purchase method of accounting. The purchase price has been initially allocated to the assets and liabilities acquired based on their estimated fair values. The final purchase price allocation may be adjusted based upon appraisals and other information relating to the fair values of assets and liabilities acquired and the final purchase price. The excess of the purchase price over the estimated fair value of net assets acquired plus additional capitalized acquisition costs was approximately $43.6 million and is being amortized on a straight-line basis over 20 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the company and Hardie as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with the related income tax effects.

                                                    Three Months Ended
                                                 January 31,    February 2,
(Dollars in thousands, except per share data)       1997           1996
                                              --------------------------------

Net sales                                      $  223,123      $  243,116
Net earnings                                          234           6,167
Earnings per share                                   0.02            0.49

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the company.

Forward-looking statements involve risks and uncertainties, including, but not limited to, changes in business conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand; seasonal factors affecting the company's industry; lack of growth in the company's markets; litigation; financial market changes including interest rates and foreign exchange rates; trend factors including housing starts, new golf course starts and market demographics; government actions including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce and infrastructure, and health and safety; labor relations; availability of materials; actions of competitors; ability to integrate acquisitions; and the company's ability to profitably develop, manufacture and sell both new and existing products. Actual results could differ materially from those projected in the forward-looking statements as a result of these risk factors, and should not be relied upon as a prediction of actual future results. Further, Toro undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

First quarter net earnings of $2.5 million or 20 cents per share were down significantly from the net earnings of $8.5 million or 67 cents per share for the same period in the previous year. Revenues declined slightly from $211.5 million in the first quarter of 1996 to $209.0 million in the first quarter of 1997, as a result of factors discussed in the following paragraphs. The decline in net earnings was due to a number of unusual factors which affected the first quarter of 1997, including the acquisition of James Hardie Irrigation Group (Hardie) which added $19.2 million in sales revenue, but had a negative impact on first quarter earnings. A shift in shipping patterns bringing inventory closer to retail and softening in several core markets also contributed to the decline in first quarter earnings. In addition, several of the company's new businesses have continued to show positive sales results, but have not yet reached profitable levels.

The following table sets forth net sales by product line.


                                                             Three Months Ended
                                           --------------------------------------------------------
                                           January 31,    February 2,
                                              1997           1996          $ Change       % Change
                                           -----------    -----------    -----------    -----------
(Dollars in thousands)

Consumer products. . . . . . . . . . . .   $    83,642    $   102,641    $   (18,999)      (18.5)%
Commercial products. . . . . . . . . . .        77,957         78,333           (376)       (0.5)
Irrigation products. . . . . . . . . . .        47,358         30,527         16,831        55.1
                                           -----------    -----------    -----------
  Total *. . . . . . . . . . . . . . . .   $   208,957    $   211,501    $    (2,544)       (1.2)
                                           -----------    -----------    -----------

* Includes international sales of. . . .   $    54,026    $    39,419    $    14,607         37.1%


CONSUMER PRODUCT SALES

Worldwide net sales of consumer products for the three months ended January 31, 1997 of $83.6 million decreased by $19.0 million from the prior year, primarily as a result of decreased sales of consumer lawn and garden equipment. Traditionally, lawn and garden equipment has been shipped to distributors and dealers from November through January; however, the company's strategy of producing and shipping consumer products to more closely match retail demand has resulted in a shift of sales of these products from this period to the second quarter of the current fiscal year. In addition, inclement weather caused a ten day plant shutdown that resulted in lower production and sales of riding equipment. These declines were offset slightly by increased sales of electric products, especially in the western United States, and increased sales of snow removal equipment, topping off a successful introduction of the LawnBoy-Registered Trademark- snow product series. International consumer sales increased from $13.5 million to $15.3 million as a result of strong demand in Canada and continued growth in new markets overseas.

COMMERCIAL PRODUCT SALES

Worldwide commercial product net sales were flat compared to the same period in the prior year. The company's efforts to more closely match commercial product production and sales to retail demand have shifted sales from the first quarter into the second quarter of the current year. Commercial sales were also impacted by ongoing competitive pressures; however, several new product introductions in the second quarter are expected to reinforce sales. International commercial sales increased to $22.6 million from $19.4 million in the prior year, primarily as a result of lower than normal sales in the first quarter of 1996 due to product availability. International golf sales are continuing to strengthen as new markets in emerging countries are developed.

IRRIGATION PRODUCT SALES

The decline in consumer and commercial product net sales for the quarter was largely offset by an increase in irrigation product net sales which rose 55.1% from the same period in the previous year. This increase is attributable to the acquisition of the James Hardie Irrigation Group (Hardie) which contributed approximately $20.0 million in irrigation sales. Without Hardie, irrigation sales declined by $2.3 million due primarily to field inventory adjustments and wet weather in southern California and other key markets. Excluding Hardie's international sales of $10.7 million, international irrigation sales decreased from $6.5 million to $5.4 million due to inclement weather and overall weakening in the European economy.

GROSS PROFIT

Gross profit was $75.2 million, a decrease of $1.1 million from the prior year. As a percent of sales, gross profit for the period ended January 31, 1997 was 36.0% compared with 36.1% for the period ended February 2, 1996. The gross margin contributed by Hardie product sales was slightly lower than the overall gross margin, but this was largely offset by higher gross margin contributions from other new businesses. Manufacturing variances were relatively flat as compared to last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


                      Selling General and Administrative Expense
                                (Dollars in millions)
    -----------------------------------------------------------------------
                                     Jan 31,  % of Net    Feb 2,  % of Net
              SG&A                      1997     Sales     1996      Sales
    -----------------------------------------------------------------------
    Administrative                    $ 24.0      11.5%   $ 22.2      10.5%
    Sales and Marketing                 23.4      11.2      20.4       9.6
    Warranty                             4.9       2.3       6.4       3.0
    Distributor/Dealer Financing         2.6       1.2       2.4       1.1
    Research and Development             7.7       3.7       7.1       3.4
    Warehousing                          3.5       1.7       3.4       1.6
    Service/Quality Assurance            2.4       1.2       1.9       0.9
                                         ---       ---       ---       ---
       Total                          $ 68.5      32.8%   $ 63.8      30.1%
                                        ----                ----


Selling, general and administrative expense (SG&A) increased $4.7 million from the prior year, and as a percent of sales increased to 32.8% from 30.1% for the same period in fiscal 1996. Hardie added $6.0 million in SG&A expense, which was partially offset by lower SG&A expense in other areas. Administrative, sales and marketing, research and development and warehousing expenses, net of Hardie, were flat compared to the same period in fiscal 1996. Warranty expense as a percent of sales, net of Hardie expenses, decreased from the prior year as a result of a change in the mix of products sold and a warranty related refund received from a vendor. Distributor/Dealer financing increased slightly over the same period in fiscal 1996 due to Toro Credit Company's (TCC) addition of financing for commercial accessories. Service/quality assurance expenses increased as a result of additional expenses related to new businesses.

OTHER INCOME, NET

Other income, net, decreased during the quarter due primarily to income received in the prior period as a result of a favorable settlement of a patent infringement lawsuit.


FINANCIAL POSITION AS OF JANUARY 31, 1997

    JANUARY 31, 1997 COMPARED TO FEBRUARY 2, 1996

Total assets at January 31, 1997 were $660.3 million, up $112.7 million from February 2, 1996. This increase is comprised of an increase in total assets of approximately $140.0 million related to the acquisition of Hardie, offset by a decline in total assets of the remaining business. Cash decreased from the prior period as the result of improved asset management policies. Accounts receivable increased by $1.2 million, with $28.9 million in receivables attributable to the Hardie acquisition and a decline in the remaining business receivables of $27.7 million. This decline in non-Hardie receivables is the result of lower levels of shipments driven by the shift of sales closer to retail demand. Inventory balances, net of Hardie inventories of approximately $31.5 million, declined by $19.9 million due to asset management strategies which match production more closely with the retail demand and result in lower overall inventory levels. Other current assets increased from the prior year due primarily to an increase in prepaid income taxes. Net property, plant and equipment, increased by approximately $40.3 million, with $30.7 million of this increase related to Hardie and the remaining increase related to the corporate headquarters expansion and new tooling projects. Other assets increased by $51.3 million as a result of capitalization of the excess of the purchase price of Hardie over the fair value of Hardie net assets acquired plus additional capitalized acquisition costs of approximately $43.6 million, in addition to the acquired other assets of Hardie.

Total current liabilities of $366.9 million at January 31, 1997 increased $79.2 million compared with current liabilities at February 2, 1996. The majority of this increase was short-term borrowing, which increased by $79.4 million over the prior year due primarily to the financing of both the purchase price and working capital needs of Hardie. In addition, the variance in short-term borrowing reflects the company's cash management strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. The increase in short-term borrowing was offset by a decrease in trade payables primarily as a result of reduced inventory levels, net of Hardie. Other accrued liabilities increased by $17.3 million, primarily as a result of expenses related to the Hardie acquisition, and Hardie accrued liabilities acquired. The current portion of long-term debt was also reduced from the first quarter of fiscal 1996 due to the repayment of Toro Credit Company's (TCC) debt. All TCC debt financing is now being provided by the parent company. Other long-term liabilities also increased over the prior period, primarily as a result of an interest rate swap agreement entered into during second quarter of fiscal 1996.


    JANUARY 31, 1997 COMPARED TO OCTOBER 31, 1996

Total assets at January 31, 1997 were $660.3 million, up $163.5 million from October 31, 1996. As indicated previously, the Hardie acquisition accounted for approximately $140.0 million of this increase. Accounts receivable, net of Hardie, declined slightly from October 31, 1996. Inventory increased by $44.9 million, with $31.5 million of this increase attributable to the Hardie acquisition. The remaining increase in inventory is a result of the normal buildup of consumer lawn and garden products manufactured in the first quarter. Other current assets increased by $9.6 million, primarily as the result of an increase in prepaid income taxes. Net property, plant and equipment increased from $73.8 million to $108.3 million due to the addition of Hardie net property, plant and equipment of $30.7 million, the expansion of the corporate headquarters and routine capital expenditures. Other assets increased as a result of the excess of the purchase price of Hardie over the fair value of the net assets acquired of approximately $26.9 million plus additional capitalized acqusition costs of approximately $16.7 million and the acquisition of Hardie's other assets.

Total current liabilities of $366.9 million at January 31, 1997 increased $159.1 million compared with current liabilities at October 31, 1996. The majority of this increase was the result of additional short-term borrowings of $117.6 million which was used to finance the purchase price of Hardie. The remaining increase in short-term borrowing reflects the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs.
Other accrued liabilities increased as a result of expenses related to the acquisition of Hardie. There were no significant changes in long-term debt and other long-term liabilities from October 31, 1996 to January 31, 1997.


                           LIQUIDITY AND CAPITAL RESOURCES

The primary use of cash during the current fiscal quarter was $117.6 million used for the acquisition of Hardie. The purchase price has been initially funded with temporary bank debt. The company has filed a shelf registration which will facilitate the issuance of long-term debt to replace this temporary bank debt, and intends to refinance this temporary debt with long-term financing during the current fiscal year. The company believes that financing is also available through other sources.

Cash used in operating activities for the three month period ended January 31, 1997, was primarily for the payment of accounts payable and accrued liabilities and the seasonal build-up of inventories in anticipation of the spring selling season. The company's working capital needs are funded with $190.0 million of unsecured bank credit lines. An agreement for an additional $150.0 million unsecured bank credit line expiring in December 1997 was executed in conjunction with the acquisition of Hardie. The company also has banker's acceptance financing agreements under which an additional $40.0 million is available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

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

    (c)  Reports on Form 8-K

         The company filed its Current Report on Form 8K dated December 16, 1996, reporting the completion of the acquisition of James Hardie Irrigation Group from James Hardie Industries Limited of Australia on December 2, 1996 through the acquisition of all of the outstanding common stock of James Hardie Irrigation, Inc., a Nevada corporation, James Hardie Irrigation Pty. Limited, a corporation organized under the laws of South Australia, Australia, and James Hardie Irrigation Europe S.p.A., a corporation organized under the laws of Italy.

         The company filed Amendment 1 to its Current Report on Form 8K dated December 16, 1996 on Form 8K/A dated February 18, 1997, providing financial information of the business acquired and pro forma financial information related to the acquisition of James Hardie Irrigation Group.




                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE TORO COMPANY
                                     (Registrant)


                             By  /s/ Gerald T. Knight
                                 -------------------------------------
                                 Gerald T. Knight
                                 Vice President, Finance
                                 Chief Financial Officer
                                 (principal financial officer)


Date:  March 17, 1997