Form 10-Q
period 1997-05-02
TORO CO
filed 1997-06-16
CIK 737758

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarterly Period Ended May 2, 1997 Commission File Number 1-8649
                                  -----------                         ------



                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)


       DELAWARE                                        41-0580470
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA  55420
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


The number of shares of Common Stock outstanding as of May 30, 1997 was 12,076,474.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION:

          Condensed Consolidated Statements of Earnings and
          Retained Earnings -
             Three and Six Months Ended
             May 2, 1997 and May 3, 1996 . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Balance Sheets -
             May 2, 1997, May 3, 1996 and October 31, 1996 . . . . . . . .4

          Condensed Consolidated Statements of Cash Flows -
             Six Months Ended May 2, 1997 and May 3, 1996. . . . . . . . .5

          Notes to Condensed Consolidated Financial Statements . . . . .6-7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 8-12


PART II.  OTHER INFORMATION:

          Item 4  Results of Votes of Security Holders . . . . . . . . . 13

          Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . 13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 14

          Exhibit 11  Computation of Earnings Per Common Share . . . . . 15

                          PART I. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                    Three Months Ended             Six Months Ended
                                                                 -------------------------     -------------------------
                                                                   May 2,         May 3,         May 2,         May 3,
                                                                    1997           1996           1997           1996
                                                                 ----------     ----------     ----------     ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .     $  352,203     $  288,646     $  561,160     $  500,147
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .        227,086        184,836        360,816        320,008
                                                                 ----------     ----------     ----------     ----------
     Gross profit. . . . . . . . . . . . . . . . . . . . . .        125,117        103,810        200,344        180,139
Selling, general and administrative
     expense . . . . . . . . . . . . . . . . . . . . . . . .         89,160         73,540        157,629        137,364
                                                                 ----------     ----------     ----------     ----------
     Earnings from operations. . . . . . . . . . . . . . . .         35,957         30,270         42,715         42,775
Interest expense . . . . . . . . . . . . . . . . . . . . . .          6,085          4,134          9,932          7,103
Other income, net. . . . . . . . . . . . . . . . . . . . . .         (1,600)        (1,640)        (2,806)        (6,153)
                                                                 ----------     ----------     ----------     ----------
     Earnings before income taxes. . . . . . . . . . . . . .         31,472         27,776         35,589         41,825
Provision for income taxes . . . . . . . . . . . . . . . . .         12,432         10,956         14,058         16,507
                                                                 ----------     ----------     ----------     ----------
     Net earnings. . . . . . . . . . . . . . . . . . . . . .     $   19,040     $   16,820     $   21,531     $   25,318
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
Retained earnings at beginning of period . . . . . . . . . .        174,671        149,924        173,630        142,891
Dividends on common stock of $0.12, $0.12,
     $0.24 and $0.24 per share, respectively . . . . . . . .         (1,435)        (1,470)        (2,885)        (2,935)
                                                                 ----------     ----------     ----------     ----------
Retained earnings at end of period . . . . . . . . . . . . .     $  192,276     $  165,274     $  192,276     $  165,274
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
Net earnings per share of common stock and
     common stock equivalent . . . . . . . . . . . . . . . .     $     1.53     $     1.33     $     1.73     $     2.00
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
Net earnings per share of common stock and
     common stock equivalent -
     assuming full dilution. . . . . . . . . . . . . . . . .     $     1.52     $     1.33     $     1.72     $     2.00
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   May 2,         May 3,       October 31,
                                                                    1997           1996           1996
                                                                 ----------     ----------     -----------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . .     $    5,593     $    4,238     $       66
Receivables, net . . . . . . . . . . . . . . . . . . . . . .        412,725        343,344        239,637
Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        159,014        158,841        130,288
Other current assets . . . . . . . . . . . . . . . . . . . .         34,429         32,270         35,010
                                                                 ----------     ----------     -----------
     Total current assets. . . . . . . . . . . . . . . . . .        611,761        538,693        405,001
                                                                 ----------     ----------     -----------
Property, plant and equipment. . . . . . . . . . . . . . . .        319,010        216,806        229,080
     Less accumulated depreciation and amortization. . . . .        203,859        148,100        155,270
                                                                 ----------     ----------     -----------
                                                                    115,151         68,706         73,810
Other assets . . . . . . . . . . . . . . . . . . . . . . . .         73,102         17,676         18,066
                                                                 ----------     ----------     -----------
     Total assets. . . . . . . . . . . . . . . . . . . . . .     $  800,014     $  625,075     $  496,877
                                                                 ----------     ----------     -----------
                                                                 ----------     ----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . . . . .     $      350     $   10,353     $      350
Short-term borrowing . . . . . . . . . . . . . . . . . . . .        278,000        148,585         41,025
Accounts payable . . . . . . . . . . . . . . . . . . . . . .         57,064         39,565         43,524
Other accrued liabilities. . . . . . . . . . . . . . . . . .        160,252        142,853        122,958
                                                                 ----------     ----------     -----------
     Total current liabilities . . . . . . . . . . . . . . .        495,666        341,356        207,857
                                                                 ----------     ----------     -----------
Long-term debt, less current portion . . . . . . . . . . . .         53,015         53,339         53,015
Other long-term liabilities. . . . . . . . . . . . . . . . .         23,591         20,201         22,438

Common stockholders' equity:
  Common stock par value $1.00,
     authorized 35,000,000 shares; issued and
     outstanding 11,979,539 shares at May 2,
     1997 (net of 930,465 treasury shares),
     12,099,223 shares at May 3, 1996
     (net of 743,102 treasury shares), and
     12,032,143 shares at October 31, 1996 (net
     of 877,861 treasury shares) . . . . . . . . . . . . . .         11,980         12,099         12,032
Additional paid-in capital . . . . . . . . . . . . . . . . .         26,309         33,359         28,462
Retained earnings. . . . . . . . . . . . . . . . . . . . . .        192,276        165,274        173,630
Foreign currency translation adjustment. . . . . . . . . . .         (2,823)          (553)          (557)
                                                                 ----------     ----------     -----------
Total common stockholders' equity. . . . . . . . . . . . . .        227,742        210,179        213,567
                                                                 ----------     ----------     -----------
     Total liabilities and common stockholders' equity . . .     $  800,014     $  625,075     $  496,877
                                                                 ----------     ----------     -----------
                                                                 ----------     ----------     -----------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      Six Months Ended
                                                                   May 2,         May 3,
                                                                    1997           1996
                                                                 ----------     ----------
Cash flows from operating activities:
Net earnings. . .. . . . . . . . . . . . . . . . . . . . . .      $  21,531      $  25,318
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
   Provision for depreciation and amortization . . . . . . .         10,521          8,831
   Gain on disposal of property, plant and equipment . . . .            (65)          (115)
   Deferred income taxes . . . . . . . . . . . . . . . . . .          1,529              -
   Tax benefits related to employee stock
      option transactions. . . . . . . . . . . . . . . . . .          1,766          1,490
   Changes in operating assets and liabilities:
      Receivables, net . . . . . . . . . . . . . . . . . . .       (147,979)      (144,528)
      Inventories. . . . . . . . . . . . . . . . . . . . . .          2,063        (12,979)
      Other current assets . . . . . . . . . . . . . . . . .          1,250          1,609
      Accounts payable and accrued expenses. . . . . . . . .         26,634         14,597
      Accrued income taxes . . . . . . . . . . . . . . . . .          4,308          3,557
                                                                 ----------     ----------
         Net cash used in operating activities . . . . . . .        (78,442)      (102,220)
                                                                 ----------     ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . .        (17,551)        (7,236)
   Proceeds from asset disposals . . . . . . . . . . . . . .            227            184
   Increase in other assets. . . . . . . . . . . . . . . . .         (9,685)        (1,652)
   Acquisition of James Hardie Irrigation,
      net of cash acquired . . . . . . . . . . . . . . . . .       (117,622)             -
                                                                 ----------     ----------
         Net cash used in investing activities . . . . . . .       (144,631)        (8,704)
                                                                 ----------     ----------
Cash flows from financing activities:
   Increase in short-term borrowing. . . . . . . . . . . . .        236,975        107,010
   Repayments of long-term debt. . . . . . . . . . . . . . .           (243)        (5,007)
   Change in other long-term liabilities . . . . . . . . . .            990         12,978
   Proceeds from sale of common stock. . . . . . . . . . . .          3,981          3,238
   Purchases of common stock . . . . . . . . . . . . . . . .         (7,952)        (7,150)
   Dividends on common stock . . . . . . . . . . . . . . . .         (2,885)        (2,935)
                                                                 ----------     ----------
         Net cash provided by financing activities . . . . .        230,866        108,134
                                                                 ----------     ----------
Foreign currency translation adjustment. . . . . . . . . . .         (2,266)          (674)
                                                                 ----------     ----------
Net increase (decrease) in cash and cash equivalents . . . .          5,527         (3,464)
Cash and cash equivalents at beginning of period . . . . . .             66          7,702
                                                                 ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . .      $   5,593      $   4,238
                                                                 ----------     ----------
                                                                 ----------     ----------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MAY 2, 1997


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal operating results for the six months ended May 2, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

     For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1996. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

     The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $25,642,000 and $24,841,000 higher than reported at May 2, 1997, and May 3, 1996, respectively. Under the FIFO method, work-in-process inventories were $79,736,000 and $78,977,000 and finished goods inventories were $104,920,000 and $104,705,000 at May 2, 1997, and May 3, 1996,
     respectively.

BUSINESS ACQUISITIONS

     Effective December 1, 1996, The Toro Company acquired the James Hardie Irrigation Group ("Hardie") from James Hardie Industries Limited under an agreement dated September 18, 1996. The initial purchase price pursuant to the agreement was estimated to be $131,500,000. The purchase price was subsequently adjusted to $119,125,000 based on estimated, unaudited aggregate shareholders' equity of Hardie on December 1, 1996, subject to further adjustment based on final audit results.

     Based on the financial statements of Hardie as of the acquisition date, shareholders' equity at the acquisition date was approximately $10,545,000 less than the estimated equity used as the closing date purchase price, and this $10,545,000 is to be returned from James Hardie Industries Limited to Toro. In addition, under the procedures established in the purchase agreement, Toro has delivered a letter of objections to James Hardie Industries Limited related to the valuation of assets, accounting methods applied, estimates used and other items. The resolution of these objections may result in an additional reduction of the purchase price.

     The acquisition is accounted for using the purchase accounting method and, accordingly, the adjusted purchase price of $108,580,000 has initially been allocated based on the estimated fair values of assets acquired and liabilities assumed on the date of acquisition. The excess of the purchase price over the estimated fair value of net tangible assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. Any additional reductions in the purchase price as a result of resolution of the objections discussed in the preceding paragraph will result in a reduction of goodwill and/or other net assets. The related effect of these adjustments on the Consolidated Statement of Earnings of The Toro Company is not expected to be material.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the company and Hardie as if the acquisition had occurred at the beginning of fiscal 1996, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with the related income tax effects.

                                                                Three Months Ended             Six Months Ended
                                                              May 2,         May 3,         May 2,         May 3,
(Dollars in thousands, except per share data)                  1997           1996           1997           1996
                                                            -------------------------------------------------------
Net sales                                                   $  352,203     $  332,509     $  575,326     $  576,231
Net earnings                                                    19,040         16,914         19,834         22,649
Earnings per share                                                1.53           1.34           1.59           1.79


SUBSEQUENT EVENT

On June 4, 1997, the company announced that it had signed a non-binding letter of intent to acquire Exmark Manufacturing Company, Inc., a leading manufacturer of equipment for the professional landscape contractor industry. Exmark is headquartered in Beatrice, Nebraska, and produces mid-sized walk-behind mowers and zero-turning-radius riding mowers for professional contractors. Exmark employs approximately 190 people in a 164,000 square foot facility and had sales of $38.4 million for the fiscal year ended August 31, 1996. Consummation of the acquisition is subject to preparation and execution of a definitive agreement, approval by Exmark's shareholders and regulatory approvals. Management believes that the consideration to be paid by the company will not be material to the company.

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

RESULTS OF OPERATIONS

Second quarter net earnings rose 13.1% to $19.0 million from the net earnings of $16.8 million for the same period in the previous year. Earnings per share for the second quarter improved 15.0% to $1.53 from $1.33 in the previous period. Revenues increased from $288.6 million in the second quarter of 1996 to $352.2 million in the second quarter of 1997, as a result of factors discussed in the following paragraphs. The increase in sales was due in part to the acquisition of Hardie.

For the six months ended May 2, 1997 net sales increased from the same period in 1996 by $61.0 million or 12.2%. Net earnings for the six months ended May 2, 1997 were $21.5 million as compared to $25.3 million for the same period last year.

In both fiscal 1996 and 1997 the spring mowing season was cold and late in many key markets. In fiscal 1997 these unpredictable weather patterns heightened a conservative buying attitude among dealers and distributors. The company continues to focus on more efficient asset management, and integration of the Hardie acquisition.

The following table sets forth net sales by product line.

                                                                   Three Months Ended
                                                  ------------------------------------------------------
(Dollars in thousands)                              May 2,         May 3,
                                                     1997           1996         $  Change      % Change
                                                  ----------     ----------      ---------      --------
Consumer products. . . . . . . . . . . . . .      $  137,913     $  137,791      $     122            .1%
Commercial products. . . . . . . . . . . . .         122,030        108,523         13,507          12.4
Irrigation products. . . . . . . . . . . . .          92,260         42,332         49,928         117.9
                                                  ----------     ----------      ---------
    Total *. . . . . . . . . . . . . . . . .      $  352,203     $  288,646      $  63,557          22.0%
                                                  ----------     ----------      ---------
                                                  ----------     ----------      ---------
* Includes international sales of: . . . . .      $   81,954     $   64,339      $  17,615          27.4%

                                                                       Six Months Ended
                                                  ------------------------------------------------------
(Dollars in thousands)                              May 2,         May 3,
                                                     1997           1996         $  Change      % Change
                                                  ----------     ----------      ---------      --------
Consumer products. . . . . . . . . . . . . .      $  221,555     $  240,432      $(18,877)          (7.9)%
Commercial products. . . . . . . . . . . . .         199,987        186,856         13,131           7.0
Irrigation products. . . . . . . . . . . . .         139,618         72,859         66,759          91.6
                                                  ----------     ----------      ---------
    Total *. . . . . . . . . . . . . . . . .      $  561,160     $  500,147      $  61,013          12.2%
                                                  ----------     ----------      ---------
                                                  ----------     ----------      ---------
* Includes international sales of: . . . . .      $  135,980     $  103,758      $  32,222          31.1%


CONSUMER PRODUCT SALES

Worldwide net sales of consumer products for the three months ended May 2, 1997 of $137.9 million were flat as compared to the prior year and down $18.9 million for the six months ended May 2, 1997. Again, as in fiscal 1996, this quarter had a slow start to the lawn and garden retail season because of unseasonably cool weather. Although retail demand was stronger this period than a year ago, dealers and distributors remained conservative and kept their inventories at a minimum. A snow storm also caused a ten day plant shutdown that resulted in lower production and sales of riding equipment during the first six months. These decreases in sales were offset slightly by sales of newly introduced electric and battery-operated walk-behind mowers.

International consumer net sales for the three months ended May 2, 1997 increased from $20.7 million to $21.5 million and from $34.3 million to $36.8 million for the six months ended May 2, 1997 as a result of continued strong demand in Canada and the introduction of products in France's largest mass merchant. The new electric walk-behind mower has been well received in the international market.

COMMERCIAL PRODUCT SALES

Worldwide commercial product net sales for the three months ended May 2, 1997 were $122.0 million compared to $108.5 million in the same period in the prior year. Net sales for the six months ended May 2, 1997 were $200.0 million compared to $186.9 million in the same period in the prior year. Sales of equipment to golf courses did well, reflecting the continued growth of the golf market, and several new product introductions in the second quarter also reinforced sales.

International commercial net sales increased to $39.5 million for the three months ended May 2, 1997 from $36.5 million in the prior year. Net sales increased to $62.2 million for the six months ended May 2, 1997 from $55.9 million in the prior year. Equipment sales to the golf market were up as new courses were added in the Philippines, Korea and Egypt. Golf equipment sales also did well in Europe despite generally weak economic conditions.

IRRIGATION PRODUCT SALES

Worldwide irrigation product net sales rose 117.9% from $42.3 million in the same three month period last year to $92.3 million in the current year. Net sales for the six months ended May 2, 1997 were $139.6 compared to $72.9 in the same period in the prior year. This increase is almost entirely attributable to the acquisition of Hardie.

International irrigation net sales, excluding Hardie sales, increased by 17.7% for the second quarter and 1.5% for the first six months of fiscal 1997, as compared to the corresponding period in the prior year.

GROSS PROFIT

Gross profit was $125.1 million and $200.3 million for the three and six months ended May 2, 1997, respectively, an increase of $21.3 million and $20.2 million from the three and six months ended May 3, 1996, respectively. As a percent of sales, gross profit for the three month period ended May 2, 1997 was 35.5% compared with 36.0% for the three month period ended May 3, 1996 and 35.7% for the six months ended May 2, 1997 versus 36.0% for the six month period ended May 3, 1996. The lower gross margin was primarily due to lower gross margins contributed by Hardie product sales. Manufacturing variances were relatively flat as compared to last year.

                             Selling, General and Administrative Expense
                                        (Dollars in millions)
----------------------------------------------------------------------------------------------------
                                              3 Months                      3 Months
                                                Ended                         Ended
----------------------------------------------------------------------------------------------------
                                               May 2,        % of Net        May 3,        % of Net
          S G & A                               1997           Sales          1996           Sales
----------------------------------------------------------------------------------------------------
Administrative                                  $  26.7            7.6%       $  21.7          7.5%
Sales and Marketing                                33.0            9.3           24.3          8.4
Warranty                                            9.8            2.8           11.0          3.8
Distributor/Dealer Financing                        2.8            0.8            2.8          1.0
Research and Development                            9.1            2.6            7.5          2.6
Warehousing                                         5.4            1.5            4.4          1.5
Service/Quality Assurance                           2.4            0.7            1.8          0.7
                                                -------           ----        -------         ----
     Total                                      $  89.2           25.3%       $  73.5         25.5%


Selling, general and administrative expense (SG&A) for the three months ended May 2, 1997 increased $15.7 million from the prior year, and as a percent of sales decreased slightly to 25.3% from 25.5% for the same period in fiscal 1996. Hardie added $10.0 million in SG&A expense during the second quarter of fiscal 1997. SG&A expense for the six months ended May 2, 1997 increased $20.3 million from the prior year, including Hardie's SG&A expense of $16.1 million, and as a percent of sales increased to 28.1% from 27.5% for the same period in fiscal 1996. Administrative expenses, net of Hardie, increased $2.0 million for the quarter and $2.2 million for the six months ended May 2, 1997 due mainly to increased costs for information systems and overall increases in administrative expenses. Sales and marketing expenses, net of Hardie, increased by $4.9 million for the quarter and $5.1 million for the six months ended May 2, 1997 due to increased promotional costs of new products for the landscape contractor group. The percent of sales change in sales and marketing expense was the result of timing of marketing program expenses. Warranty expense, net of Hardie, decreased $1.9 million for the quarter and $3.7 million for the six months ended May 2, 1997 due primarily to a reserve established in the prior period for required rework on a lawnmower product. Warranty expense as a percent of sales also decreased from the prior year as a result of a change in the mix of products sold and a warranty related refund received from a vendor. Distributor/dealer financing, research and development, and warehousing expenses, net of Hardie, were flat as compared to the same period in fiscal 1996.

FINANCIAL POSITION AS OF MAY 2, 1997

     MAY 2, 1997 COMPARED TO MAY 3, 1996

Total assets at May 2, 1997 were $800.0 million, up $174.9 million from May 3, 1996. Of this increase, Hardie accounted for $168.3 million. Cash, net of Hardie of $4.4 million, decreased from the prior period as the result of improved asset management policies. Accounts receivable, net, increased by $69.4 million, with $60.7 million in net receivables attributable to Hardie. The remaining increase in receivables is the result of higher sales in both the commercial and international divisions. Inventory balances, net of Hardie inventories of approximately $24.9 million, declined by $24.8 million due to asset management strategies which match production more closely with retail demand and result in lower overall inventory levels. Net property, plant and equipment, increased by approximately $46.4 million, with $30.4 million of this increase related to Hardie and the remaining increase related to the corporate headquarters expansion and new tooling projects. Other assets increased by $55.4 million with Hardie accounting for $47.2 million. The remainder of the increase was the result of the purchase of patents, additional acquisition costs for Hardie and the purchase of property for possible future corporate expansion.

Total current liabilities of $495.7 million at May 2, 1997 increased $154.3 million compared with current liabilities at May 3, 1996. The majority of this increase was short-term borrowing, which increased by $129.4 million over the prior year due primarily to the financing of both the purchase price and working capital needs of Hardie. The increase in short-term borrowing was offset by a decrease in trade payables, net of Hardie, primarily as a result of the timing of vendor payments. Other accrued liabilities increased by $17.4 million, primarily as a result of expenses related to the Hardie acquisition, and Hardie accrued liabilities acquired. The current portion of long-term debt was also reduced due to the repayment of Toro Credit Company ("TCC") debt. TCC is now being financed by the parent company on a consolidated basis. Other long-term liabilities also increased over the prior period, primarily as a result of accrued interest related to the interest rate swap agreement entered into during second quarter of fiscal 1996.


     MAY 2, 1997 COMPARED TO OCTOBER 31, 1996

Total assets at May 2, 1997 were $800.0 million, up $303.1 million from October 31, 1996. As indicated previously, Hardie accounted for approximately $168.3 million of this increase. Accounts receivable, net of Hardie, increased from October 31, 1996 primarily due to increased sales volumes. Inventory, net of Hardie, increased by $3.8 million primarily as a result of the normal buildup of consumer lawn and garden products manufactured in the first six months of the year. Net property, plant and equipment increased from $73.8 million to $115.2 million due to the addition of Hardie net property, plant and equipment of $30.4 million, the expansion of the corporate headquarters and routine capital expenditures. Other assets increased as a result of the excess of the purchase price of Hardie over the fair value of the net assets acquired of approximately $26.9 million plus additional capitalized acquisition costs of approximately $16.7 million and the acquisition of Hardie's other assets.

Total current liabilities of $495.7 million at May 2, 1997 increased $287.8 million compared with current liabilities at October 31, 1996. The majority of this increase was the result of additional short-term borrowings of $237.0 million a portion of which was used to finance the purchase price and working capital needs of Hardie. The remaining increase in short-term borrowing reflects the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. Other accrued liabilities increased as a result of expenses related to the acquisition of Hardie and accruals for various seasonal sales and marketing programs which are at their peak during the spring selling season. There were no significant changes in long-term debt and other long-term liabilities from October 31, 1996 to May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The primary use of cash during the first six months of fiscal 1997 was $117.6 million used for the acquisition of Hardie. The purchase price has been initially funded with temporary bank debt. The company has filed a shelf registration which will facilitate the issuance of long-term debt to replace this temporary bank debt, and intends to refinance this temporary debt with long-term financing during the current fiscal year. The company believes that financing is also available through other sources.

Cash used in operating activities for the first six months of fiscal 1997 was primarily for the seasonal increase in accounts receivable. The company's working capital needs are funded with $190.0 million of unsecured bank credit lines. An agreement for an additional $150.0 million unsecured bank credit line expiring in December 1997 was executed in conjunction with the acquisition of Hardie. The company also has banker's acceptance financing agreements under which an additional $40.0 million is available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

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

                           PART II.  OTHER INFORMATION


Item 4  Results of Votes of Security Holders

     The Annual Meeting of Stockholders was held on March 13, 1997.

     The results of the stockholder votes were as follows:

                                                               For           Against        Abstain
                                                               ---           -------        -------
     1.   Election of Directors
          Janet K. Cooper                                   10,086,165       179,512
          Kendrick B. Melrose                               10,080,644       185,033
          Edwin H. Wingate                                  10,077,796       187,881
     2.   Approval of Amendment of Continuous
          Performance Award Plan                             9,381,511       768,642        115,524
     3.   Approval of Amendment of Annual Management
          Incentive Plan                                     9,391,586       744,455        129,636
     4.   Approval of Selection of Independent Auditors     10,060,566       115,283         89,828


Item 6  Exhibits and Reports on Form 8-K

   (a)  Exhibit 11  Computation of Earnings per Common Share

   (b)  Exhibit 27  Financial Data Schedule

        Summarized financial data; electronic filing only.

   (c)  Reports on Form 8-K

        On February 18, 1997, the company filed Amendment No. 1 to its Current Report on Form 8-K dated December 16, 1996 on Form 8-K/A providing financial information for the business acquired and pro forma financial information related to the acquisition of the James Hardie Irrigation Group.

        On June 6, 1997, the company filed Amendment No. 2 to its Current Report on Form 8-K dated December 16, 1996 on Form 8-K/A providing financial information for the business acquired and pro forma financial information related to the acquisition of the James Hardie Irrigation Group which supersedes the information provided in Amendment No. 1 referenced in the previous paragraph.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE TORO COMPANY
                                             (Registrant)

                                       By /s/ Stephen P. Wolfe
                                          ---------------------------
                                          Stephen P. Wolfe
                                          Vice President, Finance
                                          Chief Financial Officer
                                          (principal financial officer)




Date:  June 16, 1997