Form 10-Q
period 1997-08-01
TORO CO
filed 1997-09-10
CIK 737758

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

For the Quarterly Period Ended  August 1, 1997 Commission File Number  1-8649
                              ---------------                        --------


                                   THE TORO COMPANY
                (Exact name of registrant as specified in its charter)



       DELAWARE                                   41-0580470
  (State of Incorporation)           (I.R.S. Employer Identification Number)


                              8111 LYNDALE AVENUE SOUTH
                            BLOOMINGTON, MINNESOTA  55420
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

                  Yes    X                         No
                      ------                           -------

The number of shares of Common Stock outstanding as of August 29, 1997 was 12,115,415.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                   THE TORO COMPANY
                                  INDEX TO FORM 10-Q



                                                                    Page Number
                                                                    -----------

PART I.  FINANCIAL INFORMATION:

           Condensed Consolidated Statements of Earnings and
           Retained Earnings -
              Three and Nine Months Ended
              August 1, 1997 and August 2, 1996. . . . . . . . . . . . . . .3

           Condensed Consolidated Balance Sheets -
              August 1, 1997, August 2, 1996 and October 31, 1996. . . . . .4

           Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended August 1, 1997 and August 2, 1996. . . . . .5

           Notes to Condensed Consolidated Financial Statements. . . . . .6-9

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . .10-14


PART II. OTHER INFORMATION:

           Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 15

           Exhibit 11  Computation of Earnings Per Common Share. . . . . . 16

                            PART I. FINANCIAL INFORMATION

                          THE TORO COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                                 Three Months Ended          Nine Months Ended
                                                             ------------------------      ------------------------
                                                             August 1,       August 2,     August 1,       August 2,
                                                               1997             1996         1997           1996
                                                             ---------      ---------      ---------      ---------
Net sales. . . . . . . . . . . . . . . . . . . . . . .      $ 249,274      $ 232,565      $ 810,434      $ 732,712
Cost of sales. . . . . . . . . . . . . . . . . . . . .        156,879        146,681        517,695        466,689
                                                             ---------      ---------      ---------      ---------
  Gross profit . . . . . . . . . . . . . . . . . . . .         92,395         85,884        292,739        266,023
Selling, general and administrative
  expense. . . . . . . . . . . . . . . . . . . . . . .         73,626         72,909        231,255        210,273
                                                             ---------      ---------      ---------      ---------
  Earnings from operations . . . . . . . . . . . . . .         18,769         12,975         61,484         55,750
Interest expense . . . . . . . . . . . . . . . . . . .          5,476          3,755         15,408         10,858
Other income, net. . . . . . . . . . . . . . . . . . .         (3,151)        (1,489)        (5,957)        (7,642)
                                                             ---------      ---------      ---------      ---------
  Earnings before income taxes . . . . . . . . . . . .         16,444         10,709         52,033         52,534
Provision for income taxes . . . . . . . . . . . . . .          6,495          4,244         20,553         20,751
                                                             ---------      ---------      ---------      ---------
  Net earnings before extraordinary loss . . . . . . .          9,949          6,465         31,480         31,783
Extraordinary loss, net of income tax benefit of
  $1,087 . . . . . . . . . . . . . . . . . . . . . . .         (1,663)             -         (1,663)             -
                                                             ---------      ---------      ---------      ---------
  Net earnings . . . . . . . . . . . . . . . . . . . .      $   8,286      $   6,465      $  29,817      $  31,783
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------


Retained earnings at beginning of period . . . . . . .        192,276        165,274        173,630        142,891
Other  . . . . . . . . . . . . . . . . . . . . . . . .              -            164              -            164
Dividends on common stock of $0.12, $0.12,
  $0.36 and $0.36 per share, respectively. . . . . . .         (1,452)        (1,458)        (4,337)        (4,393)
                                                             ---------      ---------      ---------      ---------
Retained earnings at end of period . . . . . . . . . .      $ 199,110      $ 170,445      $ 199,110      $ 170,445
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

Net earnings per share of common stock and
  common stock equivalent before extraordinary
  loss . . . . . . . . . . . . . . . . . . . . . . . .            .80            .52           2.53           2.52
Extraordinary loss, net of income tax benefit. . . . .           (.13)             -           (.13)             -
                                                             ---------      ---------      ---------      ---------
Net earnings per share of common stock and
  common stock equivalent. . . . . . . . . . . . . . .      $     .67      $     .52      $    2.40      $    2.52
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

Net earnings per share of common stock and
  common stock equivalent -
  assuming full dilution before extraordinary
  loss . . . . . . . . . . . . . . . . . . . . . . . .            .80            .52           2.52           2.52
Extraordinary loss, net of income tax benefit. . . . .           (.13)             -           (.13)             -
                                                             ---------      ---------      ---------      ---------
Net earnings per share of common stock and
  common stock equivalent -
  assuming full dilution . . . . . . . . . . . . . . .      $     .67      $     .52      $    2.39      $    2.52
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------




See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)



                                                                             August 1,      August 2,    October 31,
                                                                               1997           1996          1996
                                                                            ----------    -----------   ------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .            $      4       $  1,151       $     66
Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .             308,234        265,772        239,637
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .             161,825        143,339        130,288
Other current assets . . . . . . . . . . . . . . . . . . . . . .              39,285         34,370         35,010
                                                                             --------       --------       --------
     Total current assets. . . . . . . . . . . . . . . . . . . .             509,348        444,632        405,001
                                                                             --------       --------       --------
Property, plant and equipment. . . . . . . . . . . . . . . . . .             322,708        220,443        229,080
     Less accumulated depreciation and amortization. . . . . . .             206,105        151,626        155,270
                                                                             --------       --------       --------
                                                                             116,603         68,817         73,810
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .              79,019         18,481         18,066
                                                                             --------       --------       --------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . .            $704,970       $531,930       $496,877
                                                                             --------       --------       --------
                                                                             --------       --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . . . . . . .            $    365       $    373       $    350
Short-term borrowing . . . . . . . . . . . . . . . . . . . . . .              95,000         83,600         41,025
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .              46,531         26,160         43,524
Other accrued liabilities. . . . . . . . . . . . . . . . . . . .             146,358        136,603        122,958
                                                                             --------       --------       --------
     Total current liabilities . . . . . . . . . . . . . . . . .             288,254        246,736        207,857
                                                                             --------       --------       --------

Long-term debt, less current portion . . . . . . . . . . . . . .             177,650         53,046         53,015
Other long-term liabilities. . . . . . . . . . . . . . . . . . .               5,399         22,586         22,438

Common stockholders' equity:
   Common stock par value $1.00,
     authorized 35,000,000 shares; issued and
     outstanding 12,112,310 shares at August 1,
     1997 (net of 797,694 treasury shares),
     11,990,873 shares at August 2, 1996
     (net of 919,131 treasury shares), and
     12,032,143 shares at October 31, 1996 (net
     of 877,861 treasury shares) . . . . . . . . . . . . . . . .              12,112         11,991         12,032
   Additional paid-in capital. . . . . . . . . . . . . . . . . .              28,241         27,817         28,462
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .             199,110        170,445        173,630
   Foreign currency translation adjustment . . . . . . . . . . .              (5,796)          (691)          (557)
                                                                             --------       --------       --------
   Total common stockholders' equity . . . . . . . . . . . . . .             233,667        209,562        213,567
                                                                             --------       --------       --------
     Total liabilities and common stockholders' equity . . . . .            $704,970       $531,930       $496,877
                                                                             --------       --------       --------
                                                                             --------       --------       --------



See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)




                                                                               Nine Months Ended
                                                                            -------------------------
                                                                              August 1,     August 2,
                                                                               1997          1996
                                                                            -----------    ----------
Cash flows from operating activities:
Net earnings. . .. . . . . . . . . . . . . . . . . . . . . . . .           $  29,817      $  31,783
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
  Extraordinary loss on early extinguishment of debt . . . . . .               1,663              -
  Provision for depreciation and amortization. . . . . . . . . .              16,675         13,228
  Gain on disposal of property, plant and equipment. . . . . . .                 (70)          (176)
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . .               1,528              -
  Tax benefits related to employee stock option
    transactions . . . . . . . . . . . . . . . . . . . . . . . .               1,224          1,490
  Changes in operating assets and liabilities:
     Receivables, net. . . . . . . . . . . . . . . . . . . . . .             (43,488)       (66,956)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .                (747)         2,523
     Other current assets. . . . . . . . . . . . . . . . . . . .              (3,606)          (491)
     Accounts payable and accrued expenses . . . . . . . . . . .               7,601         (1,502)
                                                                            ---------      ---------
       Net cash provided by (used in) operating
        activities . . . . . . . . . . . . . . . . . . . . . . .              10,597        (20,101)
                                                                            ---------      ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . . . .             (24,729)       (11,655)
  Proceeds from asset disposals. . . . . . . . . . . . . . . . .               1,160            439
  Change in other assets/liabilities . . . . . . . . . . . . . .              (7,877)        (2,740)
  Acquisition of James Hardie Irrigation, net of
     cash acquired . . . . . . . . . . . . . . . . . . . . . . .            (117,622)             -
                                                                            ---------      ---------
       Net cash used in investing activities . . . . . . . . . .            (149,068)       (13,956)
                                                                            ---------      ---------
Cash flows from financing activities:
  Increase in short-term borrowing . . . . . . . . . . . . . . .              53,975         42,025
  Proceeds from issuance of long-term debt . . . . . . . . . . .             175,000              -
  Repayments of long-term debt . . . . . . . . . . . . . . . . .             (50,350)       (15,280)
  Payment of debt issue costs and prepayment penalty . . . . . .              (5,625)             -
  Payments for termination of interest rate swaps. . . . . . . .             (23,650)             -
  Proceeds from forward-starting interest rate swap. . . . . . .                   -         15,363
  Proceeds from sale of common stock . . . . . . . . . . . . . .               6,587          3,673
  Purchases of common stock. . . . . . . . . . . . . . . . . . .              (7,952)       (13,071)
  Dividends on common stock. . . . . . . . . . . . . . . . . . .              (4,337)        (4,393)
                                                                            ---------      ---------
       Net cash provided by financing activities . . . . . . . .             143,648         28,317
                                                                            ---------      ---------
Foreign currency translation adjustment. . . . . . . . . . . . .              (5,239)          (811)
                                                                            ---------      ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . .                 (62)        (6,551)
Cash and cash equivalents at beginning of period . . . . . . . .                  66          7,702
                                                                            ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . . . .           $       4      $   1,151
                                                                            ---------      ---------
                                                                            ---------      ---------


See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    AUGUST 1, 1997



BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the nine months ended August 1, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

    For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1996. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

    The majority of inventories are valued at the lower of net realizable value or cost with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $25,642,000 and $24,841,000 higher than reported at August 1, 1997, and August 2, 1996, respectively. Under the FIFO method, work-in-process inventories were $72,008,000 and $68,952,000 and finished goods inventories were $115,459,000 and $99,228,000 at August 1, 1997, and August 2, 1996, respectively.

LONG-TERM DEBT

    In June 1997, the company issued $175.0 million of debt securities consisting of $75.0 million of 7.125 % coupon 10-year Notes and $100.0
    million of 7.80 % 30-year Debentures.   The proceeds from the debt
    securities issued were used in part to repay short-term indebtedness, which was primarily related to the acquisition of the James Hardie Irrigation Group, and to redeem on August 1, 1997, the company's $50.0 million principal amount of 11 % Sinking Fund Debentures. The company paid a prepayment penalty of approximately $2.8 million for the early retirement of the Debentures. This penalty is reported in the condensed consolidated statement of earnings as an extraordinary loss, net of the related income tax benefit.

    In connection with the issuance of the $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notational amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. At the inception of one of the swap agreements, the company had received payments which were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. At the date the swaps were terminated, this deferred income totaled $18.7 million. The excess of the termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the new debt securities issued.

DERIVATIVE FINANCIAL INSTRUMENTS

    A portion of the company's sales and purchases are denominated in foreign currencies. The company enters into forward exchange and range forward option contracts to reduce exposure to foreign currency exchange risk. These contracts are designated to hedge firm anticipated foreign currency transactions. Gains and losses on foreign currency contracts are deferred and recognized upon settlement of the underlying hedged transaction.

    As discussed under the "Long-term Debt" caption in these notes to the condensed consolidated financial statements, the company entered into interest rate exchange or swap agreements to hedge interest rate exposure on the anticipated issuance of new long-term debt securities. The net loss on these swap agreements has been deferred and is being amortized as an adjustment to interest expense over the term of the debt securities. In June 1997, the company terminated all of its outstanding interest rate exchange agreements upon the issuance of the new long-term debt securities.

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


                                                                          Three Months Ended          Nine Months Ended
                                                                          ------------------          -----------------
                                                                       Aug 1,           Aug 2,       Aug 1,         Aug 2,
(Dollars in thousands, except per share data)                           1997             1996         1997           1996
                                                                  ---------------------------------------------------------
 Net sales                                                        $   249,274       $  267,774  $   824,600      $  842,793

 Net earnings before extraordinary loss                                 9,949            5,634       29,783          28,283
 Extraordinary loss, net of income tax benefit                         (1,663)             -         (1,663)            -
                                                                  -----------       ----------  -----------      ----------
 Net earnings                                                     $     8,286       $    5,634  $    28,120      $   28,283
                                                                  -----------       ----------  -----------      ----------
                                                                  -----------       ----------  -----------      ----------
 Primary earnings per share before extraordinary loss             $      0.80       $     0.45  $      2.39      $     2.24
 Extraordinary loss, net of income tax benefit                          (0.13)             -          (0.13)            -
                                                                  -----------       ----------  -----------      ----------
 Primary earnings per share                                       $      0.67       $     0.45  $      2.26      $     2.24
                                                                  -----------       ----------  -----------      ----------
                                                                  -----------       ----------  -----------      ----------


    On June 4, 1997, the company announced that it had signed a letter of intent to acquire Exmark Manufacturing Company, Inc., a leading manufacturer of equipment for the professional landscape contractor industry. Exmark is headquartered in Beatrice, Nebraska, and produces mid-sized walk-behind mowers and zero-turning-radius riding mowers for professional contractors. Exmark employs approximately 190 people in a 164,000 square foot facility and had sales of $38.4 million for the fiscal year ended August 31, 1996. Consummation of the acquisition is subject to preparation and execution of a definitive agreement, approval by Exmark's shareholders and regulatory approvals. Management believes that the consideration to be paid by the company will not have a material impact on the financial condition of the company.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share information. The company will be required to adopt the new standard beginning in the first quarter of fiscal 1998; earlier application is not permitted. Prior period information is required to be restated to conform with the requirements of the new standard. Pro forma earnings per share for the three and nine month periods ended August 1, 1997 and August 2, 1996 as computed under SFAS No. 128 are as follows:





                                                                      Pro forma EPS                Pro forma EPS
                                                                    Three months ended           Nine months ended
                                                                 -----------------------------------------------------
                                                                 August 1,     August 2,       August 1,     August 2,
                                                                   1997          1996            1997          1996
                                                                 -----------------------------------------------------
 Basic earnings per share, before extraordinary loss              $ 0.83          $ 0.53        $ 2.61         $ 2.61
 Extraordinary loss, net of income tax benefit                     (0.14)             -          (0.14)            -
                                                                  ------          ------        ------         ------
 Basic earnings per share                                         $ 0.69          $ 0.53        $ 2.47         $ 2.61
                                                                  ------          ------        ------         ------
                                                                  ------          ------        ------         ------

 Diluted earnings per share, before extraordinary loss            $ 0.80          $ 0.52        $ 2.53         $ 2.52
 Extraordinary loss, net of income tax benefit                     (0.13)             -          (0.13)            -
                                                                  ------          ------        ------         ------
 Diluted earnings per share                                       $ 0.67          $ 0.52        $ 2.40         $ 2.52
                                                                  ------          ------        ------         ------
                                                                  ------          ------        ------         ------


    Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (SFAS 129) which consolidates existing requirements regarding capital structure. SFAS 129 will be required to be adopted in the first quarter of fiscal 1998, and is not expected to have a material impact on the company's current capital structure disclosures.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income," (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131).

    SFAS 130 establishes standards for reporting and displaying the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. The company is required to adopt SFAS 130 beginning in the second quarter of fiscal 1998, with reclassification of prior period information for comparative purposes required. The adoption of SFAS 130 will require additional disclosures, but is not expected to have a material impact on the company's consolidated financial statements.

    SFAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data, as well as descriptive information about how operating segments are determined and the
    products and services provided by the segments.   Generally, financial
    information will be required to be reported on the same basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The company will be required to adopt SFAS 131 beginning with its 1999 fiscal year end annual report. The adoption of SFAS 131 will require additional disclosures but is not expected to have a material impact on the company's consolidated financial statements.

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

RESULTS OF OPERATIONS

Third quarter net earnings before the effect of an extraordinary loss rose 53.9% to $9.9 million from the net earnings of $6.5 million for the same period in the previous year. Earnings per share before the effect of an extraordinary loss for the third quarter improved 53.8% to $0.80 from $0.52 in the previous period. An extraordinary loss on the prepayment of $50.0 million of 11% Debentures was recognized in the third quarter of fiscal 1997, reducing net earnings for the third quarter to $8.3 million or $0.67 per share. The prepayment was part of an overall debt restructuring (See "Liquidity and Capital Resources"). Net sales increased from $232.6 million in the third quarter of 1996 to $249.3 million in the third quarter of 1997, as a result of factors discussed in the following paragraphs.

For the nine months ended August 1, 1997 net sales increased from the same period in 1996 by $77.7 million or 10.6%. Net earnings before the extraordinary loss for the nine months ended August 1, 1997 were $31.5 million as compared to $31.8 million for the same period last year.

In both fiscal 1996 and 1997 the spring mowing season was late and wet in many key markets. In fiscal 1997 these unpredictable weather patterns heightened a conservative buying attitude among dealers and distributors. The company continues to focus on more efficient asset management, the integration of the Hardie acquisition, and other new strategic alliances and acquisitions to promote further diversification and growth.

The following table sets forth net sales by product line.

                                                  Three Months Ended
                                       -------------------------------------
(Dollars in thousands)                 August 1,  August 2,
                                          1997     1996    $ CHANGE  % CHANGE
                                       --------- ---------- -------- --------
Consumer products. . . . . . . . . . $ 81,888  $102,290    $(20,402)   (19.9)%
Commercial products. . . . . . . . .   89,832    84,828       5,004      5.9
Irrigation products. . . . . . . . .   77,554    45,447      32,107     70.6
                                      --------  --------    --------
    Total *. . . . . . . . . . . . . $249,274  $232,565    $ 16,709      7.2%
                                      --------  --------    --------
                                      --------  --------    --------

* Includes international sales of: . $ 48,972  $ 43,238    $  5,734     13.3%

                                                  Nine Months Ended
                                       -------------------------------------
(Dollars in thousands)                 August 1,  August 2,
                                          1997      1996    $ Change  % Change
                                       --------- ---------- --------  --------
Consumer products. . . . . . . . . . $303,443  $342,722    $(39,279)   (11.5)%
Commercial products. . . . . . . . .  289,819   271,684      18,135      6.7
Irrigation products. . . . . . . . .  217,172   118,306      98,866     83.6
                                      --------  --------    --------
      Total *. . . . . . . . . . . . $810,434  $732,712    $ 77,722     10.6%

                                      --------  --------   --------
                                      --------  --------   --------

* Includes international sales of:   $184,952  $146,996    $ 37,956     25.8%

CONSUMER PRODUCT SALES

Worldwide net sales of consumer products for the three and nine months ended August 1, 1997 declined by $20.4 million and $39.3 million, respectively, compared to the same periods in the previous year. Early season snowthrower sales in the third quarter of fiscal 1996 were unusually high as dealers replenished abnormally low inventory levels. This, combined with lower than expected sales of mowing products due to poor weather conditions and conservative buying patterns among dealers caused a decline in consumer product sales for the three and nine month periods as compared to the previous year.

International consumer product net sales for the three months ended August 1, 1997 increased from $11.5 million to $12.6 million and from $45.8 million to $49.4 million for the nine months ended August 1, 1997 as new products were introduced in both Europe and Canada.

COMMERCIAL PRODUCT SALES

Worldwide commercial product net sales for the three months ended August 1, 1997 were $89.8 million compared to $84.8 million in the same period in the prior year. Net sales for the nine months ended August 1, 1997 increased by 6.7% to $289.8 million compared to $271.7 million in the same period in the prior year. Despite strong competition, sales of equipment to golf courses did well, reflecting the continued growth of the golf market. Several new product introductions in the second quarter also reinforced sales.

International commercial product net sales decreased to $17.6 million for the three months ended August 1, 1997 from $23.9 million in the prior year due to continued inclement weather in Europe. Net sales were flat at $79.8 million for the nine months ended August 1, 1997. Sales weakened due to generally weak economic conditions in Europe.

IRRIGATION PRODUCT SALES

Worldwide irrigation product net sales rose 70.6% from $45.4 million in the same three month period last year to $77.6 million in the current year. Net sales for the nine months ended August 1, 1997 were $217.2 million compared to $118.3 million in the same period in the prior year. This increase is almost entirely attributable to the acquisition of Hardie.

International irrigation product net sales, excluding Hardie sales, increased by 8.4% for the third quarter and 4.1% for the first nine months of fiscal 1997, as compared to the corresponding period in the prior year.

GROSS PROFIT

Gross profit was $92.4 million and $292.7 million for the three and nine months ended August 1, 1997, respectively, an increase of $6.5 million and $26.7 million from the three and nine months ended August 2, 1996, respectively. As a percent of sales, gross profit for the three month period ended August 1, 1997 was 37.1% compared with 36.9% for the same period in 1996 and 36.1% for the nine months ended August 1, 1997 versus 36.3% for the same period in 1996. The lower gross margin for the nine month period was primarily due to the effect of lower margins contributed by Hardie product sales. For the three month period, the impact of lower Hardie gross margins was offset by production efficiencies.


                     Selling, General and Administrative Expense
                                (Dollars in millions)




                         3 Months                 3 Months                9 Months                         9 Months
                            Ended                    Ended                   Ended                            Ended
- ------------------------------------------------------------------------------------------------------------------------------
                          Aug 1,    % of Net        Aug 2,    % of Net      Aug 1,      % of Net             Aug 2,   % of Net
         S G & A           1997        Sales          1996       Sales        1997         Sales              1996       Sales
- ------------------------------------------------------------------------------------------------------------------------------
 Administrative          $ 23.8        9.5%         $ 25.6       11.0%      $ 74.4            9.2%            $69.7        9.5%
 Sales and Marketing       22.4        9.0            22.8        9.8         78.7            9.7              67.5        9.2
 Warranty                   9.0        3.6             7.3        3.1         23.6            2.9              24.7        3.4
 Distributor/Dealer
  Financing                 2.8        1.1             2.7        1.2          8.2            1.0               7.9        1.1
 Research and
  Development               8.8        3.5             8.3        3.6         25.7            3.2              22.9        3.1
 Warehousing                4.7        1.9             3.9        1.7         13.7            1.7              11.6        1.6
 Service/Quality
  Assurance                 2.1        0.9             2.3        0.9          7.0            0.8               6.0        0.8
                            ---        ---             ---        ---          ---            ---               ---        ---
      Total              $ 73.6       29.5%         $ 72.9       31.3%      $231.3           28.5%          $ 210.3       28.7%



Selling, general and administrative expense (SG&A) for the three months ended August 1, 1997 increased $0.7 million from the prior year, and as a percent of sales decreased to 29.5% from 31.3% for the same period in fiscal 1996. Hardie added $8.3 million in SG&A expense during the third quarter of fiscal 1997.
SG&A expense for the nine months ended August 1, 1997 increased $21.0 million from the prior year, including Hardie's SG&A expense of $24.3 million, and as a percent of sales decreased to 28.5% from 28.7% for the same period in fiscal 1996. Administrative expenses, net of Hardie, decreased $4.8 million for the quarter and $3.0 million for the nine months ended August 1, 1997 due mainly to cost containment efforts. Sales and marketing expenses, net of Hardie, decreased by $3.4 million for the quarter due to both reduced sales and reductions in spending for marketing programs and increased $1.7 million for the nine months ended August 1, 1997 due primarily to increased promotional costs of new products for the landscape contractor group. Warranty expense, net of Hardie, increased $1.4 million for the quarter due to an adjustment to the warranty accrual rate based upon higher than anticipated claims and decreased $2.3 million for the nine months ended August 1, 1997 due primarily to reduced consumer product sales. Research and development, net of Hardie, was flat for both the three month and the nine month periods ended August 1, 1997. Service/quality assurance, net of Hardie, declined due to lower sales volume in this three month period in fiscal 1997 versus the same period in fiscal 1996. Warehousing expenses, net of Hardie, were flat for the three month period and down slightly for the nine month period. Distributor/dealer financing was flat as compared to the same period in fiscal 1996.

FINANCIAL POSITION AS OF AUGUST 1, 1997

    August 1, 1997 COMPARED TO OCTOBER 31, 1996

Total assets at August 1, 1997 were $705.0 million, up $208.1 million from October 31, 1996. Hardie accounted for approximately $149.1 million of this increase. Net accounts receivable, net of Hardie, increased by $22.4 million from October 31, 1996. Historically, the highest sales volumes and receivables occur starting in March and ending in May. The accounts receivable balance declines over the following months as payments under the company's extended payment plans become due. Inventory, net of Hardie, increased by $6.1 million primarily as a result of the normal buildup of consumer snow products manufactured in the third quarter of the year. Net property, plant and equipment increased from $73.8 million to $116.6 million due to the addition of Hardie net property, plant and equipment of $29.5 million, the expansion of the corporate headquarters and various tooling projects. Other assets, net of the effect of the Hardie acquisition, increased due to the acquisition of marketing rights to a central irrigation system for the large turf irrigation market, and capitalized costs related to the issuance of public debt securities(See "Liquidity and Capital Resources").

Total current liabilities of $288.3 million at August 1, 1997 increased $80.4 million compared with current liabilities at October 31, 1996. The majority of this increase was the result of additional short-term borrowings of $54.0 million reflecting the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. Long-term debt increased from October 31, 1996 to August 1, 1997 as a result of the issuance of $175.0 million of debt securities which were used to redeem $50.0 million of 11% Debentures and as long-term funding for the purchase of Hardie. Other accrued liabilities increased primarily as a result of expenses related to the acquisition of Hardie. Other long-term liabilities decreased by approximately $17.0 million due primarily to the termination of a forward-starting interest rate contract initiated as a hedge against interest rate fluctuations prior to the issuance of $175.0 million in public debt securities during the third quarter of fiscal 1997.

    AUGUST 1, 1997 COMPARED TO AUGUST 2, 1996

Total assets at August 1, 1997 were $705.0 million, up $173.0 million from August 2, 1996. Of this increase, Hardie accounted for $149.1 million. Cash, net of Hardie, decreased from the prior period as the result of improved asset management policies. Accounts receivable, net, increased by $42.5 million, with $46.2 million in net receivables attributable to Hardie. Inventory balances, net of Hardie inventories of approximately $25.5 million, declined by $7.0 million due to asset management strategies which match production more closely with retail demand and result in lower overall inventory levels. Both accounts receivable and inventory were also impacted by reduced sales in this current quarter as compared to the prior quarter, net of Hardie. Net property, plant and equipment, increased by approximately $47.8 million, with $29.5 million of this increase related to Hardie and the remaining increase related to the corporate headquarters expansion and tooling projects. Other assets increased by $60.5 million with Hardie accounting for $45.9 million. The remainder of the increase was the result of the purchase of patents, the purchase of property for possible future corporate expansion, and those additions in the current fiscal year identified above.

Total current liabilities of $288.3 million at August 1, 1997 increased $41.5 million compared with current liabilities at August 2, 1996. Short-term borrowing increased by $11.4 million over the prior year due primarily to the financing of working capital needs of Hardie and payables and accruals of Hardie. Other accrued liabilities increased by $9.8 million, primarily as a result of expenses related to the Hardie acquisition and Hardie accrued liabilities acquired. Long-term debt and other long-term liabilities increased over the prior period as identified above.

LIQUIDITY AND CAPITAL RESOURCES

The primary use of cash during the first nine months of fiscal 1997 was $117.6 million used for the acquisition of Hardie. The purchase price was initially funded with temporary bank debt. The company issued $175.0 million of long-term debt securities in June 1997 and used a portion of the net proceeds received from the sale of the securities to repay short-term indebtedness to banks. The balance of the net proceeds was used to redeem the company's $50.0 million principal amount of outstanding 11% Sinking Fund Debentures. In connection with the issuance of the $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notational amounts totaling $125.0 million. These swap agreements had been entered into to reduce interest rate risk prior to the issuance of the new long-term debt securities. At the inception of one of the swap agreements, the company had received payments which were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. At the date the swaps were terminated, this deferred income totaled $18.7 million. The excess of the termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the new debt securities issued.

Cash used in operating activities for the first nine months of fiscal 1997 was primarily for the seasonal increase in accounts receivable. The company's working capital needs are funded with $190.0 million of unsecured bank credit lines. The company also has banker's acceptance financing agreements under which an additional $40.0 million is available. The company's business is seasonal, with peak borrowing under these working capital lines generally occurring between February and May each year.

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

         On June 27, 1997, the company filed its Current Report on Form 8-K dated June 24, 1997 reporting the closing of its public offering of $175.0 million of Notes and Debentures.



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






Date:  September 10, 1997