Form 10-K405
period 1997-10-31
TORO CO
filed 1998-01-29
CIK 737758

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For Fiscal Year Ended October 31, 1997.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                      to
                                    --------------------    --------------------

                          Commission File Number  1-8649

                                  THE TORO COMPANY
               (Exact name of registrant as specified in its charter)

               DELAWARE                                41-0580470
     (State of incorporation)           (I.R.S. Employer Identification Number)

                             8111 LYNDALE AVENUE SOUTH
                         BLOOMINGTON, MINNESOTA  55420-1196
                          TELEPHONE NUMBER: (612) 888-8801
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             --------------------------
            Securities registered pursuant to Section 12(b) of the Act:


 TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, par value $1.00
  per share                            New York Stock Exchange
 Preferred Share Purchase Rights       New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the closing price of the Common Stock on January 16, 1998 as reported by the New York Stock Exchange, was approximately $499,841,000.

The number of shares of Common Stock outstanding as of January 16, 1998 was 12,823,964.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1997 are incorporated by reference into Parts I, II and IV.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held March 18, 1998 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                       Part I
-------------------------------------------------------------------------------

                                  ITEM 1. BUSINESS

INTRODUCTION
The company designs, manufactures and markets consumer and professional turf maintenance equipment, snow removal products and irrigation systems and provides landscaping and turf maintenance services. The company produced its first lawn mower for golf course fairways in 1922 and its first lawn mower for home use in 1939 and has continued to enhance its product lines ever since.

The company emphasizes quality and innovation in its products, manufacturing and marketing. The company strives to provide well built, dependable products supported by an extensive service network. The company's substantial funding of research and development, as well as its acquisition strategy and its licensing and related agreements, have all contributed to its new product development efforts. Through these efforts the company also attempts to be responsive to trends which may affect its target markets, now and in the future. The company believes that a significant portion of its revenues in recent years have been attributable to its new and enhanced products. Examples of recently introduced products include Toro's Contour Deck for undulating terrain, the Toro-Registered Trademark-Wheel Horse-Registered Trademark- 5xi garden tractor which completed the redesign of the entire Toro riding product line and a new low emission snowthrower engine scheduled for introduction in 1998. Other new products include a new line of solar-powered and metal low voltage outdoor lighting for landscapes, a more powerful Toro-Registered Trademark- Super BlowerVac and a redesigned string trimmer line.

The company has also expanded its product lines and services by making acquisitions and strategic alliances. See "Recent Developments" below.

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

CONSUMER PRODUCTS

     WALK-BEHIND POWER MOWERS. The company has manufactured walk-behind power mowers for residential use since 1939. Its walk-behind power lawn mowers are gasoline and electric powered. The company manufactures numerous models of walk-behind power mowers under its brand names Toro-Registered Trademark- and Lawn-Boy-Registered Trademark-, including both four-cycle and two-cycle engine models, battery and electric models. Models differ as to cutting width, type of starter mechanism, type of bagging, controls and power sources, and are either self-propelled or push mowers. Certain of the lawn mowers are backed by the company's "Guaranteed To Start" program and some Lawn-Boy-Registered
     Trademark- models are equipped with a two-cycle engine manufactured by the company.

     RIDING MOWERS AND LAWN AND GARDEN TRACTORS. The company manufactures riding lawn mowers and lawn and garden tractors under its brand name Toro-Registered Trademark-Wheel Horse-Registered Trademark- which range from an eight horsepower, 25 inch deck, rear engine model to a 23 horsepower, front engine, air and liquid cooled, gas and diesel models. The front engine model is available with a variety of decks and accessories. Recycler technology is available in select models. Some models are equipped with hydrostatic transmissions and/or low emission engines. The company introduced in 1997 the new Toro-Registered Trademark-Wheel Horse-Registered Trademark- 5xi garden tractor which completed the redesign of the entire Toro riding product line.

     HOME SOLUTIONS PRODUCTS. The company designs and markets electrical and gas products under the Toro-Registered Trademark- brand name for dealers, mass merchandisers and "do-it-yourself" home improvement markets. These products, which include homeowner-installed, plastic and metal low voltage and solar lighting, flexible line trimmers and electric blowers, are intended to require little or no after sales service. Among recently introduced products include a new line of solar-powered and metal low voltage outdoor lighting, a more powerful Toro-Registered Trademark- Super BlowerVac and a redesigned string trimmer line.

     SNOW REMOVAL PRODUCTS. The company manufactures and markets lightweight and larger self-propelled walk-behind snowthrowers and electric Power Shovel snowthrowers under the Toro-Registered Trademark- and Lawn-Boy-Registered Trademark- brand names. Single-stage snowthrowers, developed by the company and first introduced in 1965, are walk-behind units with a lightweight gasoline engine or electric motor and the Power Curve-Registered Trademark- snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas with engines ranging from five to 12 horsepower. Units with eight horsepower and above can be equipped with the Power Shift-Registered Trademark- snowthrower technology.

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

     Products for the golf course include turf sprayer equipment, riding and walk-behind reel mowers for the putting green, and riding and pull-behind large reel products for the fairway, rough and trim cutting, turf aeration and sandtrap/bunker maintenance.

     Exmark, one of the company's recent acquisitions, produces mid-sized walk-behind power mowers and zero-turning-radius riding mowers for professional contractors.

     Other products which service all commercial markets include riding rotary units with out-front cutting decks ranging from 52 inches to 16 feet widths of cut, turf sweepers and multipurpose vehicles and attachments designed for flexibility. Among recently introduced products include the Toro Contour Deck and a small liquid-cooled riding rotary.

     IRRIGATION PRODUCTS. Turf irrigation products marketed under the Toro-Registered Trademark- and Irritrol-Registered Trademark- Systems brand names include sprinkler heads and electric and hydraulic control devices designed to be used in turf irrigation systems for residential, commercial and golf course use. These products are installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Control valves activate the sprinkler heads and controllers typically activate electric or hydraulic lines to control the valves and sprinkler heads. The acquisition of the James Hardie Irrigation Group enhanced Toro's product line for residential and commercial irrigation systems and provided products for the agricultural micro-irrigation segment, including drip tape, hose, emitters and other micro-irrigation products. Recently introduced products include more efficient sprinkler heads and automatic electronic controllers for residential, commercial and golf course irrigation systems. Specific introductions in 1997 included the SitePro-TM- central controller which has made computer technology an easy and effective way for superintendents to manage the irrigation lifeblood of a golf course. The company's irrigation products are used in 75 of the golf courses rated among the top 100 courses in the United States by GOLF DIGEST.

See the table entitled "Net Sales By Product Line" under the caption "Results of Operations" in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 of the company's Annual Report to Stockholders for the fiscal year ended October 31, 1997 for information regarding revenues in the consumer, commercial and irrigation product lines, which information is incorporated herein by reference.

INTERNATIONAL OPERATIONS

The company currently distributes its products worldwide with sales and/or distribution offices in Canada, Belgium, the United Kingdom, Australia, Singapore, Japan, Italy and Greece.

New product development is primarily pursued in the United States. Products marketed outside of North America are sold in compliance with local safety standards. All products shipped to Europe conform to the European Community Certification standards.

In addition to developing new market-specific products, the International business is adding customers in new regions. Emerging markets in Eastern Europe (such as the Czech Republic, Slovakia and Hungary) and in South
America (such as Argentina) have recently been added to the distribution base.

RECENT DEVELOPMENTS

On December 1, 1996 the company acquired James Hardie Irrigation Group (Hardie) from James Hardie Industries Limited of Australia (JHI Limited). Hardie is a worldwide leader in the production of irrigation systems to the commercial landscape market. Hardie manufactures products for all major segments of the irrigation market, except for the golf market, and sells to distributors and retailers worldwide. Hardie offers a broad range of irrigation products and has leading positions in valves and controllers worldwide. In Australia, Hardie has a leading position in hose, hose-end and micro-irrigation products. Hardie products are marketed under the Irritrol-Registered Trademark- Systems brand through Hardie's existing global distribution network. Toro and Hardie's Lawn Genie-Registered Trademark-brand for the mass merchant retail market is expected to become a leading presence in do-it-yourself home irrigation.

Effective November 1, 1997 the company acquired Exmark Manufacturing Company Incorporated (Exmark), a leading manufacturer of equipment for the professional landscape contractor industry. Exmark is headquartered in Beatrice, Nebraska and produces mid-sized walk-behind power mowers and zero-turning-radius riding mowers for professional contractors. Exmark employs approximately 280 people in a 164,000 square-foot facility.

In September 1997, the company acquired the manufacturing, sales and distribution rights to Dingo Digging Systems (Dingo). The Dingo utility loader is the cornerstone product for the newly established Toro Sitework-TM-Systems product line. The Dingo is a rugged, compact and powerful piece of equipment with more than 35 attachments that dramatically increase productivity. The company will manufacture and sell Dingo landscape products under the Toro Siteworks-TM- brand name for North and South American markets. Dingo began distributing its products in North America in 1995 under an agreement with Dingo Mini Diggers of Australia. These products will be manufactured at the company's manufacturing facility in Tomah, Wisconsin.

The company also completed several other alliances in key business areas. Product alliances with Bluebird International and Parker Sweeper Company contributed to development of the company's landscape contractor business. The company also formed alliances with Pinehurst Resort, home of the 1999 U.S. Men's Open, and Whitbread-Marriott, a European chain of golfing resorts. As the official turf maintenance provider to Disney's Wide World of Sports complex in central Florida, the company's scientists and engineers developed "tomorrowland" turf solutions for Disney's new complex. The Wide World of Sports and the Toro Town Green, centerpiece of the complex, opened in 1997 and featured the latest in Toro equipment, irrigation systems and organic nutrient applications utilizing the company's "fertigation" technology.

In 1997, the company launched a major initiative to increase the speed, efficiency and cost effectiveness of its supply chain, including raw material procurement, customer ordering, manufacturing, distribution and product delivery. The company focused on reducing costs and realizing synergies and efficiencies of combined resources. The company transferred valve and controller production to El Paso, Texas and sprinkler head production to Riverside, California to take advantage of each plant's expertise. The company also closed a facility and moved consumer electric product manufacturing to the El Paso plant and other manufacturing facilities.

New innovations like Toro's Contour Deck for undulating terrain were developed from the company's longstanding knowledge and understanding of the golf course superintendent. The Toro-Registered Trademark- Wheel Horse-Registered Trademark- 5xi garden tractor completed the redesign of the entire Toro riding product line and received acclaim from national news media for breakthrough technology. A new, low emission snowthrower engine is scheduled for 1998 introduction. Other new products include a new line of solar-powered and metal low voltage outdoor lighting for landscapes, a more powerful Toro-Registered Trademark- Super BlowerVac, and a redesigned string trimmer line.

In 1997, the company completed the second year of an enterprise-wide software system implementation that consolidates and integrates all of the company's operations. ISO 9000 continues to be a high priority for the company. Facilities at Riverside, California, Tomah, Wisconsin and Shakopee, Minnesota were again certified in 1997 and Sardis and Oxford, Mississippi and Windom, Minnesota are working toward ISO 9000 certification in 1998.

MANUFACTURING
The company's consumer spring and summer products are generally manufactured in the winter and spring months and its consumer fall and winter products are generally manufactured in the summer and fall months. The company's irrigation and commercial products are manufactured throughout the year.

In some areas of its business the company is primarily an assembler while in others it is a fully integrated manufacturer. Most of the components for the company's products are commercially available from a number of sources and the company is generally not dependent on any one supplier. The largest component costs are generally engines, transmissions and electric motors.
The company purchases most of its engines and motors for consumer and commercial products from several suppliers. In addition, the company manufactures two types of two-cycle engines for its consumer products.

Management continues to seek greater efficiencies and improve work processes throughout the company. Toro's total quality process is focused upon improving product quality, customer response time and reducing overall product cost.

TRADEMARKS AND PATENTS
Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks Toro-Registered Trademark-, Wheel Horse-Registered Trademark-, Lawn-Boy-Registered Trademark- and Irritrol-Registered Trademark- Systems, all of which are registered in the United States and in the principal foreign countries in which the company markets its products. The company holds patents in the United States and foreign countries and applies for patents as applicable. Although management believes patents have value to the company, patent protection does not deter competitors from attempting to develop similar products. Although patent protection is considered to be very beneficial, the company is not materially dependent on any one or more of its patents.

In connection with the acquisition of Hardie, the following brand names were acquired: Lawn Genie-Registered Trademark-, Irritrol-Registered Trademark-, Richdel-Registered Trademark-, Pope, Blue Stripe, and Aqua-Traxx. The company agreed to discontinue use of the name "Hardie" or any similar name within one year after the acquisition and therefore, Toro will now market former Hardie brand name products under the Irritrol-Registered Trademark-brand name. Inventory manufactured prior to that one year may continue to carry the name "Hardie" or similar name.

With the recent acquisition of Exmark, the company acquired the Exmark brand name. The company will also manufacture and sell Dingo landscape products under the Toro Siteworks-Registered Trademark- brand name for North and South American markets.

SEASONALITY
Sales of the company's consumer products, which accounted for approximately 43% of total sales in fiscal 1997, are seasonal with greater sales of consumer products, excluding snow removal equipment, occurring between February and April and snow removal equipment between August and January. Opposite seasons in some global markets somewhat moderate this seasonality in consumer product sales. Seasonality in irrigation and commercial product sales also exists, but is tempered because the selling season in west coast and southern states continues for a longer portion of the year than in northern states. Overall, worldwide sales levels are highest in the second quarter. Historically, accounts receivable balances increase between January and March as a result of extended payment terms made available to the company's customers. Accounts receivable balances decrease between April and July when payments are made. The seasonal requirements of the business are financed from operations and with short-term bank lines of credit.

DISTRIBUTION AND MARKETING
The company markets the majority of its Toro branded products principally through approximately 40 domestic and 96 foreign distributors and a number of mass merchandisers worldwide. Toro-Registered Trademark- and Lawn-Boy-Registered Trademark- consumer products such as walk-behind power mowers, riding mowers and snowthrowers are sold to distributors for resale to retail dealers throughout the United States. Home solutions products and most Lawn-Boy-Registered Trademark- products are sold directly to mass merchandisers and "do-it-yourself" home improvement retailers. Commercial and irrigation products are sold to distributors for resale to irrigation contractors and golf courses. Irrigation products are also sold through distributors to irrigation dealers and direct to irrigation dealers, mass merchandisers and "do-it-yourself" home improvement retailers for resale to contractors, golf courses and end-users. Internationally, consumer products are sold to distributors for resale to retail dealers and mass merchandisers outside the United States, principally in Canada and Western Europe. Some irrigation and consumer products are sold directly to retail dealers in Canada, Australia and Western Europe.

The company's current marketing strategy is to maintain distinct and separate brands and brand identification for Toro-Registered Trademark-, Toro-Registered Trademark- Wheel Horse-Registered Trademark- and Lawn-Boy-Registered Trademark- products and the recently acquired Hardie and Exmark products. The product lines included in the acquisition of Hardie have been branded Irritrol and are distributed through both Toro and non-Toro irrigation dealers. The Exmark brand is distributed through approximately 25 distributors for resale to retail dealers throughout North America.

The company's distribution systems for the sale of its products are intended to assure quality of sales and market presence as well as effective after-market service. The company considers its distribution network to be a significant competitive asset in marketing Toro-Registered Trademark-, Toro-Registered Trademark- Wheel Horse-Registered Trademark-,
Lawn-Boy-Registered Trademark-, Irritrol and Exmark products.

The company advertises its products during appropriate seasons throughout the year on television, radio and in print. Most of the company's advertising emphasizes its brand names. Advertising is directly paid by the company as well as through cooperative programs with distributors, dealers and mass merchants.

BACKLOG OF ORDERS
The approximate backlog of orders believed to be firm at October 31, 1997 and 1996 was as follows:

                                    1997                         1996
                                ------------                 ------------
Consumer                        $ 21,729,000                 $ 51,373,000
Commercial                        38,695,000                   55,138,000
Irrigation                         8,101,000                    4,333,000

The decline in the consumer product backlog resulted primarily from a reduction in the overall snow sales for the current season. In addition, with the increase in sales to mass merchants as some sales have shifted from dealers to mass merchants, there has been a reduction in order lead time.
The reduction in commercial backlog was caused by a change in the way orders are taken, from an order covering a three month period to an order covering a one month period. Irrigation backlog is up due to increased sales from the Hardie acquisition. The company expects that all of the existing backlog can be filled in fiscal 1998.

COMPETITION
The principal competitive factors in the company's markets are product innovation, quality, service and pricing. Management believes the company offers high quality products with the latest technology and design innovations. Also, by selling Toro-Registered Trademark-, Toro-Registered Trademark-Wheel Horse-Registered Trademark-, Lawn-Boy-Registered Trademark- and Irritrol-Registered Trademark- Systems brand products through a network of distributors, dealers and mass merchants who provide service, the company offers competitive service during and after the relevant warranty period.

The company competes in all product lines with numerous manufacturers, many of which have substantially greater financial resources than the company. Management believes that its commitment to product innovation, its distribution systems and its focus on target markets, position it well to compete in these various markets.

     CONSUMER
     The company's principal competitors for mowing and snow equipment are Frigidaire Home Products, Inc. (a subsidiary of Electrolux AB), Deere & Company, Honda Motor Co., Ltd., MTD Products, Inc., Murray Ohio Manufacturing Co., Inc. (a subsidiary of Tompkins Corp.), Sears, Roebuck and Co., Snapper Power Equipment (a division of Metro Media), Ariens Company, Garden Way, Incorporated and Simplicity Manufacturing Company. The principal competitors in home solutions products are The Black and Decker Corporation, Malibu Lighting (a registered trademark of Intermatic, Inc.), Poulan/Weed Eater and Homelite(a division of Deere & Company).

     COMMERCIAL
     The company's commercial products compete with products from numerous manufacturers, but the principal competitors across most of the company's commercial product lines are Deere & Company, American Honda Motor Co., Inc., Echo Inc., Stihl Inc., Scag Power Equipment, Shindaiwa Inc., Snapper Inc., Gravely International, Lesco Inc., Walker Manufacturing Co., Cub Cadet Power Equipment, American Yard Products, Husqvarna Forest and Garden Co., The Ariens Co., MTD Products Inc., Textron Jacobsen and Ransomes Sims & Jefferies PLC (based in the United Kingdom).

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

RESEARCH AND DEVELOPMENT
The company conducts research and development activities in an effort to improve existing products and develop new products. Amounts expended on such activities, including engineering costs, aggregated approximately $36.6 million, or 3.5% of net sales for the year ended October 31, 1997, $31.3 million, or 3.4% of net sales for the year ended October 31, 1996, $6.9 million, or 3.6% of net sales for the 3 months ended October 31, 1995 and $26.5 million, or 2.8% of net sales for the year ended July 31, 1995. Management believes that the company's research and development efforts are important to the quality, mix and growth of its businesses and plans to continue its strong commitment to such activities.

GOVERNMENTAL REGULATION
The company's products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The company is also subject to certain federal and state environmental, occupational safety, transportation and other regulations, none of which has had a material adverse affect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency
(EPA) released Phase I regulations for all gas engines under 25 horsepower in June of 1995. Toro's four-cycle engine suppliers are currently in compliance with these regulations. The company received certification in January 1998 on its own two-cycle walk-behind power mower engines and earlier on the two-cycle walk-behind power snowthrowers engines. Both now comply with Phase I regulations. This will allow the company to continue producing its two-cycle walk-behind power mower engines at its Oxford, Mississippi plant through the year 2002.

EMPLOYEES
During fiscal 1997 the company employed an average of 3,911 employees. The total number of employees at October 31, 1997 was 3,908. Approximately 20 % of these employees are covered by four collective bargaining agreements, one expiring in May 2000, two expiring in September 2000 and one expiring in October 1999.

As a result of the acquisition of Hardie, the company added approximately 1,070 employees. Hardie's Australian employees have three local agreements with the National Union of Workers and the Australian Workers Union which cover approximately 15% of all Hardie employees. These agreements will expire in June 2000. None of the Hardie U.S. employees are represented by unions.

As a result of the acquisition of Exmark, the company added approximately 260 employees, none of which are represented by a union.

Management considers its overall relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
With the exception of the Hardie production facilities in Australia, all of the company's production facilities are located within the United States. Except for the sales of the company's foreign subsidiaries, which are not significant when compared to total company sales, substantially all financial transactions have been made in U.S. dollars. Consequently, although the Hardie acquisition has brought an increase in transactions denominated in Australian dollars, the company did not realize any significant impact to earnings due to fluctuations in foreign currencies during the fiscal year ended October 31, 1997.

A portion of the company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the company enters into foreign currency exchange contracts. These contracts are designed to hedge firm and anticipated foreign currency transactions.

Export sales were $161,836,000 for the year ended October 31, 1997, $140,919,000 for the year ended October 31, 1996, $18,557,000 for the 3 months ended October 31, 1995, and $126,560,000 for the year ended July 31 1995. The identifiable assets attributable to foreign operations were not significant as of October 31, 1997.

See Notes to the Consolidated Financial Statements of the company contained in the company's Annual Report to Stockholders for the fiscal year ended October 31, 1997 for additional information relating to international and export sales, which information is incorporated herein by reference.

                                 ITEM 2. PROPERTIES

The company utilizes manufacturing and office facilities which total approximately 4,115,000 square feet of space. The manufacturing facilities, excluding Hardie, operated at about 57% of total plant capacity in fiscal 1997. Actual plant utilization varies during the year depending upon the production cycle. In fiscal 1997, the company announced the closing of its production facility at Mound, Minnesota. Management believes that its current facilities are sufficient for current production needs. The following schedule outlines the company's facilities by location, plant size, ownership and function:



------------------------------------------------------------------------------------------------------------------------------------
            Location            Square Feet          Ownership                     Products Manufactured / Use
------------------------------------------------------------------------------------------------------------------------------------
 Plymouth, WI                    420,000              Owned        Parts distribution center, office
 Windom, MN                      305,000              Owned        Consumer components and products
 Lakeville, MN                   304,000              Leased       Finished Goods distribution center, office
 Bloomington, MN                 300,000              Owned        Corporate headquarters
 Tomah, WI                       274,000              Owned        Consumer and Commercial products
 Sardis, MS                      245,000              Owned        Consumer products and Finished Goods distribution center, office
 Baraboo, WI                     228,000              Leased       Finished Goods distribution center, office
 Riverside, CA                   217,000              Owned        Irrigation and Consumer products
 Evansville, IN                  178,000              Leased       Consumer and Commercial products
 Beatrice, NE                    164,000              Owned        Commercial products, office
 Olathe, KS                       98,000              Leased       Commercial products
 Mound, MN                       162,000              Leased       Plant to be closed and production moved to other manufacturing plants in fiscal 1998.
 Shakopee, MN                    146,000              Owned        Components for consumer and commercial products
 El Paso, TX                     143,000              Owned        Hardie irrigation products and warehouse
 Braeside, Australia              47,000              Leased       Hardie irrigation products warehouse
 Beverley, Australia             109,000              Owned        Hardie Corporate office and distribution center
 Murray Bridge, Australia        101,000              Owned        Hardie irrigation products and warehouse
 El Cajon, California             92,000              Owned        Hardie irrigation products and warehouse
 Oxford, MS                       67,000              Owned        Components for consumer products
 Oevel, Belgium                   63,000              Owned        Finished goods distribution center, office
------------------------------------------------------------------------------------------------------------------------------------
 Total Square Feet             3,663,000


Other leased office and warehouse space located in various cities in the United States, Australia, Canada, France, Singapore, Japan and the United Kingdom totaled approximately 452,000 square feet.

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

          ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons deemed to be executive officers of the company, discloses their age and position with the company as of January 21, 1998 and positions held by them during the last five years. Officers are elected or appointed annually. A complete list of all officers of the company is found on the inside back cover of the company's Annual Report to Stockholders for the year ended October 31, 1997.

   Name, Age and Position with   Business Experience During the Last Five Years
    the Company
------------------------------   ----------------------------------------------

Randy B. James                   Appointed Vice President and Controller in
54, Vice President and           December 1988.
Controller

Stephen P. Wolfe                 Elected Chief Financial Officer May 1997 and
49, Vice President-Finance and   Vice President-Finance/Treasurer June 1997.
Chief Financial Officer          Appointed Vice President in August 1994.
                                 Elected President, Toro Credit Company in July
                                 1990.

Charles B. Lounsbury             Elected Group Vice President September 1996.
55, Group Vice President         From November 1993 to September 1996 was
Office of the President          appointed Vice President, Distribution Parts
                                 and Debris Management.  From May 1991 to
                                 November 1993 was President and Chief
                                 Operating Officer of Leaseway Transportation
                                 Corporation. While Mr. Lounsbury served as
                                 President and a director of Leaseway, it filed for protection under Chapter 11 and during that period it was discharged.

J. David McIntosh                Elected Group Vice President September 1996.
54, Group Vice President         From January 1992 to September 1996 was
Office of the President          appointed Vice President and General Manager,
                                 Consumer Division.

J. Lawrence McIntyre             Elected Vice President in July 1993.  Elected
55, Vice President, Secretary    Secretary and General Counsel in August 1993.
and General Counsel              Prior to July 1993, was a shareholder with
                                 Doherty, Rumble & Butler Professional
                                 Association.

Kendrick B. Melrose              Elected Chairman of the Board in December 1987
57, Chairman and Chief           and Chief Executive Officer in December 1983.
Executive Officer
Office of the President

Karen M. Meyer                   Elected Vice President, Human
48, Vice President,              Resources/Administrative Services in December
Human Resources/Administrative   1991.
Services

Richard R. Pollick               Appointed Vice President, International
58, Vice President and General   Division in March 1990.
Manager
International Division

James H. Beardsley               Appointed Vice President and General Manager,
54, Vice President and General   Consumer Business June 1997.  From October
Manager                          1990 to October 1996 was President and Chief
Consumer Business                Executive Officer of Master Lock Company.

Michael J. Hoffman               Appointed Vice President and General Manager,
42, Vice President and General   Commercial Business November 1997.  From
Manager                          November 1996 to November 1997 he served as
Commercial Business              General Manager of the Commercial Division.
                                 He served as Managing Director, Recycling
                                 Division from March 1994 to October 1996 and as Director of Marketing and Service, Commercial Division from September 1989 to
                                 March 1994.

William J. Miller                Appointed Vice President, Operations June
50, Vice President, Operations   1997.  From January 1992 to June 1997 he
                                 served as Group Vice President of the
                                 Frigidaire Company in various divisions.

Richard W. Parod                 Appointed Vice President and General Manager,
44, Vice President and General   U.S. Irrigation Business March 1997.  From
Manager                          December 1993 to March 1997 he served as
U.S. Irrigation Business         President of James Hardie Irrigation, Inc. and
                                 from September 1993 to December 1993 as Chief
                                 Financial Officer of James Hardie Irrigation,
                                 Inc.

There are no family relationships between any director, executive officer or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.

                                      Part II
-------------------------------------------------------------------------------

All information incorporated by reference in this Part II is from the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1997 ("Annual Report").

                 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                          AND RELATED STOCKHOLDER MATTERS

Toro Common Stock (including related Preferred Share Purchase Rights) is listed for trading on the New York Stock Exchange. As of January 19, 1998 there were 6,564 holders of record of the company's common stock.

See "Quarterly Financial Data" on page 39 of the Annual Report for dividends paid on and range of high and low sales prices for the company's common stock on the New York Stock Exchange on a quarterly basis for the period from November 1, 1995 to October 31, 1997 which information is incorporated herein by reference.

                           ITEM 6. SELECTED FINANCIAL DATA

See "Selected Financial Data" on page 23 of the Annual Report for financial data for the years ended October 31, 1997 and 1996, the 3 month period ended October 31, 1995 and the years ended July 31, 1995, 1994 and 1993 which information for these periods is incorporated herein by reference.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders on pages 16 through 22 which section is incorporated herein by reference.

FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Part I of this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the company's Annual Report to Stockholders for fiscal 1997 referred to above contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the company.

Statements that are not historical are forward-looking. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend" and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include political and economic uncertainty and instability in many of the company's markets in Asia; the warm winter being experienced in many of the company's markets; the strong dollar which increases the cost of the company's products in foreign markets and limits the company's ability to increase prices; more cautious buying patterns affecting the company's consumer business and European sales; increased competition in the company's businesses; the company's ability to integrate business acquisitions and to manage alliances successfully; changes in distributor, dealer or mass merchant purchasing practices; and occasional production delays affecting selected consumer products.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and summer weather; lack of growth in the company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; unanticipated problems or costs associated with implementation by the company of computer applications that will accommodate the Year 2000; the inability of the company's suppliers, customers, creditors and financial service organizations to implement computer applications accommodating the Year 2000; the company's ability to develop, manufacture and sell both new and existing products profitably; seasonal factors in the company's industry; unforeseen litigation; government actions including budget levels, regulation and legislation, primarily legislation relating to the environment, commerce, infrastructure spending and health and safety; labor relations; and availability of materials.

The company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, as a result of the risks and uncertainties described, as well as others not now anticipated. The foregoing statements are not exclusive and are in addition to other factors discussed elsewhere in the company's filings with the Securities and Exchange Commission. The company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of this report are incorporated herein by reference.

See "Quarterly Financial Data" appearing on page 39 of the Annual Report to Stockholders which is incorporated herein by reference.

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

Information regarding the directors of the company and additional information regarding certain executive officers is incorporated herein by reference to the information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within such 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

                           ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to the information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within such 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management of the company is incorporated herein by reference to the information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within such 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

              ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                      Part IV
-------------------------------------------------------------------------------

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Incorporated by reference into Part II, Item 8 of             Pages in Fiscal
this report:                                                 1997 Annual Report
                                                              to Stockholders
                                                              ---------------

Independent Auditors' Report.........................................  24

Consolidated Statements of Earnings for the years ended
  October 31, 1997 and 1996, the 3 months ended October
  31, 1995 and the year ended July 31, 1995..........................  24

Consolidated Balance Sheets
  as of October 31, 1997 and 1996....................................  25

Consolidated Statements of Cash Flows for the
   years ended October 31, 1997 and 1996,
   the 3 months ended October 31, 1995 and
   the year ended July 31, 1995.....................................   26

Notes to Consolidated Financial Statements..........................   27-39

(a) 2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report.

   Independent Auditors' Report....................................    22

   Schedule II - Valuation and Qualifying Accounts.................    23

All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3. EXHIBITS

    2 and 10(i)       Stock Purchase Agreement among The Toro Company, James
                      Hardie (USA) Inc., James Hardie Industries Limited and
                      RCI Pty. Ltd. (incorporated by reference to the Exhibit to Registrant's Current Report on Form 8-K dated
                      September 18, 1996).

    2 and 10(ii)      Agreement and Plan of Merger, dated as of October 23,
                      1997 by and among Exmark, Merger Subsidiary and The
                      Toro Company, as amended (incorporated by reference to Exhibit Number 2.1 to Registrant's Registration
                      Statement on Form S-4, Registration No. 333-39769).

    3(i)(a) and 4(a)  Certificate of Incorporation of Registrant
                      (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-16125).

    3(i)(b) and 4(b)  Certificate of Amendment to Certificate of
                      Incorporation of Registrant dated December 9, 1986 (incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 30, 1987, Commission File No. 1-8649).

    3(ii) and 4(c)    Bylaws of Registrant (incorporated by reference to
                      Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, Commission
                      File No. 1-8649).

    4(d) Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant's Registration Statement on Form S-8, Registration No. 2-94417).

    4(e) Rights Agreement dated as of June 14, 1988, between Registrant and Norwest Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A dated June 17, 1988 and Exhibit 1 to Registrant's Current Report on Form 8-K dated August 14, 1990, Commission File No. 1-8649).

    4(f) Indenture as dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant's 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

    10(iii)(a)        Form of Employment Agreement in effect for certain
                      officers of Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form
                      10-K for the fiscal year ended July 31, 1995).*

    10(iii)(b)        1992 Directors Stock Plan, as amended (incorporated by
                      reference to Exhibit 10(iii)(b) to Registrant's Annual
                      Report on Form 10-K for the fiscal year ended October
                      31, 1996).*

    10(iii)(c)        Annual Management Incentive Plan for certain key
                      employees and officers of Registrant (incorporated by reference to Exhibit B to Registrant's Proxy Statement dated February 10, 1997).*

    10(iii)(d)        1985 Incentive Stock Option Plan, as amended
                      (incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993).*

    10(iii)(e)        1989 Stock Option Plan, as amended.*

    10(iii)(f)        1993 Stock Option Plan, as amended.*

    10(iii)(g)        Continuous Performance Award Plan, as amended
                      (incorporated by reference to Exhibit 10(iii)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).*

    10(iii)(h)        The Toro Company Supplemental Management Retirement
                      Plan (incorporated
                      by reference to Exhibit 10(iii)(h) to Registrant's
                      Annual Report on Form 10-K for the fiscal year ended
                      October 31, 1996).*

    10(iii)(i)        Chief Executive Officer Succession Incentive Agreement
                      dated as of July 31, 1995, as amended.*

    11 Computation of Earnings per Share of Common Stock and Common Stock Equivalent (page 24 of this report).

    12                Computation of Ratio of Earnings to Fixed Charges (page
                      25 of this report).

    13                Fiscal 1997 Annual Report to Stockholders for The Toro
                      Company.

    21                Subsidiaries of Registrant (page 26 of this report).

    23                Independent Auditors' Consent (page 27 of this report).

    27                Supplemental Data Schedule; electronic filing only.


*Management contract or compensatory plan or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

(b)  REPORTS ON FORM 8-K

None.

--------------------------------------------------------------------------------

The company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             THE TORO COMPANY
     --------------------------------
               (Registrant)
                                                         Dated: January 21, 1998
     /s/  Stephen P. Wolfe
     -----------------------
          Stephen P. Wolfe
          Vice President - Finance
          Chief Financial Officer

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

--------------------------------------------------------------------------------
     Signature                         Title                         Date
--------------------------------------------------------------------------------

/s/ Kendrick B. Melrose       Chairman, Chief Executive         January 21, 1998
--------------------------    Officer, and Director
     Kendrick B. Melrose      (principal executive officer)


/s/ Stephen P. Wolfe          Vice President - Finance,         January 21, 1998
--------------------------    Chief Financial Officer
     Stephen P. Wolfe         (principal financial officer)


/s/ Randy B. James            Vice President, Controller        January 21, 1998
--------------------------    (principal accounting officer)
     Randy B. James

/s/ Ronald O. Baukol          Director                          January 21, 1998
--------------------------
     Ronald O. Baukol

/s/ Robert C. Buhrmaster      Director                          January 21, 1998
--------------------------
     Robert C. Buhrmaster

/s/ Janet K. Cooper           Director                          January 21, 1998
--------------------------
     Janet K. Cooper

/s/ Alex A. Meyer             Director                          January 21, 1998
--------------------------
     Alex A. Meyer

/s/ Robert H. Nassau          Director                          January 21, 1998
--------------------------
     Robert H. Nassau

/s/ Dale R. Olseth            Director                          January 21, 1998
--------------------------
     Dale R. Olseth

/s/ Edwin H. Wingate          Director                          January 21, 1998
--------------------------
     Edwin H. Wingate

[LETTERHEAD]

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors
The Toro Company:

Under the date of December 12, 1997, we reported on the consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for the years ended October 31, 1997 and 1996, the three-month period ended October 31, 1995 and the year ended July 31, 1995, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   KPMG Peat Marwick LLP



Minneapolis, Minnesota
December 12, 1997


                                       22
[LOGO]

                                                                     Schedule II


                       THE TORO COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------
                                                 BALANCE          CHARGED TO
                  DESCRIPTION                  AT BEGINNING        COSTS AND       OTHER (a)      DEDUCTIONS (b)    BALANCE AT END
                                                 OF YEAR           EXPENSES                                            OF YEAR
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1997
 Allowance for doubtful accounts               $10,005,000      $    812,000     $ (425,000)      $   560,000       $  9,832,000
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1996
 Allowance for doubtful accounts               $ 7,542,000      $  3,358,000     $  330,000       $ 1,225,000       $ 10,005,000
------------------------------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED OCTOBER 31, 1995
 Allowance for doubtful accounts               $ 7,343,000      $    720,000     $        0       $   521,000       $  7,542,000
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED JULY 31, 1995
 Allowance for doubtful accounts               $ 7,702,000      $  1,543,000     $   20,000       $ 1,922,000       $  7,343,000
------------------------------------------------------------------------------------------------------------------------------------


     (a) Additions to allowance for doubtful accounts due to acquisitions and reductions due to reclassification.
     (b)  Uncollectible accounts charged off, net of recoveries.