Form 10-Q
period 1998-01-30
TORO CO
filed 1998-03-13
CIK 737758

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

For the Quarterly Period Ended  January 30, 1998 Commission File Number  1-8649
                                ----------------                         ------




                                   THE TORO COMPANY
                (Exact name of registrant as specified in its charter)


          DELAWARE                                   41-0580470
  (State of Incorporation)           (I.R.S. Employer Identification Number)


                              8111 LYNDALE AVENUE SOUTH
                            BLOOMINGTON, MINNESOTA  55420
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


                         Yes    X       No
                              -----         ------

The number of shares of Common Stock outstanding as of February 27, 1998 was 12,831,973.


--------------------------------------------------------------------------------


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

          Condensed Consolidated Statements of Operations and
          Retained Earnings (Unaudited) -
            Three Months Ended January 30, 1998 and January 31, 1997 . . .3

          Condensed Consolidated Balance Sheets (Unaudited) -
            January 30, 1998, January 31, 1997 and October 31, 1997. . . .4

          Condensed Statements of Cash Flows (Unaudited) -
            Three Months Ended January 30, 1998 and January 31, 1997 . . .5

          Notes to Condensed Consolidated Financial Statements
            (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . 7-11


PART II.  OTHER INFORMATION:

          Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . 12

          Exhibit 11 Computation of Earnings per Common Share. . . . . . 13



                            PART I. FINANCIAL INFORMATION

                          THE TORO COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            RETAINED EARNINGS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Three Months Ended
                                                     -------------------------
                                                     January 30,   January 31,
                                                         1998          1997
                                                     -----------   -----------

Net sales. . . . . . . . . . . . . . . . . . . . .   $ 210,059     $  208,957
Cost of sales. . . . . . . . . . . . . . . . . . .     137,007        133,730
                                                     -----------   -----------
    Gross profit . . . . . . . . . . . . . . . . .      73,052         75,227
Selling, general and administrative expense. . . .      71,864         68,469
                                                     -----------   -----------
    Earnings from operations . . . . . . . . . . .       1,188          6,758
Interest expense . . . . . . . . . . . . . . . . .       5,805          3,847
Other income, net. . . . . . . . . . . . . . . . .      (2,863)        (1,206)
                                                     -----------   -----------
   Earnings (loss) before income taxes . . . . . .      (1,754)         4,117
Provision (benefit) for income taxes . . . . . . .        (693)         1,626
                                                     -----------   -----------
   Net earnings (loss) . . . . . . . . . . . . . .   $  (1,061)    $    2,491
                                                     -----------   -----------
                                                     -----------   -----------
Retained earnings at beginning of period . . . . .     202,681        173,630
Dividends on common stock of $0.12 per share . . .      (1,535)        (1,450)
                                                     -----------   -----------
Retained earnings at end of period . . . . . . . .   $ 200,085     $  174,671
                                                     -----------   -----------
                                                     -----------   -----------
Basic net earnings (loss) per share of common stock  $    (.08)    $     0.21
                                                     -----------   -----------
                                                     -----------   -----------
Diluted net earnings (loss) per share of common
  stock and common stock equivalents . . . . . . .   $    (.08)    $     0.20
                                                     -----------   -----------
                                                     -----------   -----------

See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            January 30,    January 31,    October 31,
                                                               1998           1997           1997
                                                            -----------    -----------    -----------

ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .       $      16      $      76      $       8
Receivables (net). . . . . . . . . . . . . . . . . . .         287,813        263,662        259,134
Inventories. . . . . . . . . . . . . . . . . . . . . .         209,334        175,215        160,122
Other current assets . . . . . . . . . . . . . . . . .          57,922         44,593         52,780
                                                             ---------      ---------      ---------
  Total current assets . . . . . . . . . . . . . . . .         555,085        483,546        472,044
                                                             ---------      ---------      ---------

Property, plant and equipment. . . . . . . . . . . . .         308,466        308,902        297,841
  Less accumulated depreciation and amortization . . .         183,672        200,646        180,989
                                                             ---------      ---------      ---------
                                                               124,794        108,256        116,852
Other assets . . . . . . . . . . . . . . . . . . . . .          99,505         68,547         72,738
                                                             ---------      ---------      ---------
  Total assets . . . . . . . . . . . . . . . . . . . .       $ 779,384      $ 660,349      $ 661,634
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . .       $     664      $     350      $     365
Short-term borrowing . . . . . . . . . . . . . . . . .         134,500        194,296         41,000
Accounts payable . . . . . . . . . . . . . . . . . . .          72,157         38,474         58,397
Other accrued liabilities. . . . . . . . . . . . . . .         123,835        133,808        138,071
                                                             ---------      ---------      ---------
      Total current liabilities. . . . . . . . . . . .         331,156        366,928        237,833
                                                             ---------      ---------      ---------

Long-term debt, less current portion . . . . . . . . .         178,068         53,330        177,650
Other long-term liabilities. . . . . . . . . . . . . .           4,976         23,176          4,988

Common stockholders' equity:
   Common stock par value $1.00,
      authorized 35,000,000 shares; issued and
      outstanding 12,831,973 shares at January
      30, 1998 (net of 676,082 treasury shares),
      12,154,257 shares at January 31,
      1997 (net of 755,747 treasury shares),
      and 12,189,244 shares at October 31,
      1997 (net of 720,760 treasury shares). . . . . .          12,832         12,154         12,189
   Additional paid-in capital. . . . . . . . . . . . .          58,355         32,688         31,371
   Retained earnings . . . . . . . . . . . . . . . . .         200,085        174,671        202,681
   Foreign currency translation adjustment . . . . . .          (6,088)        (2,598)        (5,078)
                                                             ---------      ---------      ---------
   Total common stockholders' equity . . . . . . . . .         265,184        216,915        241,163
                                                             ---------      ---------      ---------
      Total liabilities and common stockholders' equity      $ 779,384      $ 660,349      $ 661,634
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

See accompanying notes to condensed consolidated financial statements.

                         THE TORO COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN THOUSANDS)



                                                                            Three Months Ended
                                                                     ---------------------------------
                                                                      January 30,         January 31,
                                                                          1998              1997
                                                                     -------------      --------------

  Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . .     $    (1,061)       $      2,491
     Adjustments to reconcile net earnings (loss) to net cash
        used in operating activities:
     Provision for depreciation and amortization . . . . . . . .           6,818               5,359
     Loss (gain) on disposal of property, plant and equipment. .             105                  (6)
     Deferred income taxes . . . . . . . . . . . . . . . . . . .              23               1,529
     Tax benefits related to employee stock option transactions.           1,815               1,501
     Changes in operating assets and liabilities:
          Receivables (net). . . . . . . . . . . . . . . . . . .         (23,762)              1,084
          Inventories. . . . . . . . . . . . . . . . . . . . . .         (39,185)            (14,138)
          Other current assets . . . . . . . . . . . . . . . . .          (2,599)             (8,914)
          Accounts payable and accrued expenses. . . . . . . . .         (12,599)            (14,092)
                                                                     -----------        ------------
           Net cash used in operating activities . . . . . . . .         (70,445)            (25,186)
                                                                     -----------        ------------

  Cash flows from investing activities:
     Purchases of property, plant and equipment. . . . . . . . .         (10,500)             (6,247)
     Proceeds from asset disposals . . . . . . . . . . . . . . .           1,321                  28
     Increase in other assets. . . . . . . . . . . . . . . . . .          (6,119)             (3,829)
     Acquisitions, net of cash acquired. . . . . . . . . . . . .          (6,349)           (118,030)
                                                                     -----------        ------------
           Net cash used in investing activities . . . . . . . .         (21,647)           (128,078)
                                                                     -----------        ------------
  Cash flows from financing activities:
     Increase in short-term borrowing. . . . . . . . . . . . . .          93,500             153,271
     Proceeds from long-term debt. . . . . . . . . . . . . . . .             114                  72
     Increase (decrease) in other long-term liabilities. . . . .             (12)                575
     Proceeds from exercise of stock options . . . . . . . . . .           1,043               2,847
     Dividends on common stock . . . . . . . . . . . . . . . . .          (1,535)             (1,450)
                                                                     -----------        ------------
           Net cash provided by financing activities . . . . . .          93,110             155,315
                                                                     -----------        ------------

  Foreign currency translation adjustment. . . . . . . . . . . .          (1,010)             (2,041)
                                                                     -----------        ------------

  Net increase in cash and cash equivalents. . . . . . . . . . .               8                  10
  Cash and cash equivalents at beginning of period . . . . . . .               8                  66
                                                                     -----------        ------------

  Cash and cash equivalents at end of period . . . . . . . . . .     $        16        $         76
                                                                     -----------        ------------
                                                                     -----------        ------------


See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   JANUARY 30, 1997



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the term "company" or "Toro" refers to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the three months ended January 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1997. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $27,219,000 and $25,642,000 higher than reported at January 30, 1998, and January 31, 1997, respectively. Under the FIFO method, work-in-process inventories were $98,985,000 and $86,593,000 and finished goods inventories were $137,568,000 and $114,264,000 at January 30, 1998, and January 31, 1997, respectively.

BUSINESS ACQUISITIONS

On November 25, 1997, the company completed the acquisition of Exmark Manufacturing Company Incorporated (Exmark). In exchange for all the capital stock of Exmark, the company issued 598,051 shares of its common stock and paid approximately $5.5 million in cash. In addition, under terms of the purchase agreement, the company will be required to make contingent payments to Exmark's former shareholders if Exmark's post-acquisition earnings and sales growth from November 1, 1997 through October 31, 1999 exceed minimum levels established in the purchase agreement. The maximum amount of these contingent payments is $28 million. Contingent payments will be paid with a combination of cash and the company's common stock. The acquisition is accounted for using the purchase method of accounting.

On February 19, 1998, the company completed the acquisition of GR Driplines, Inc. (Drip In) and various other assets. In exchange for all the capital stock of Drip In and other related assets, the company paid approximately $10.6 million in cash and issued approximately $15.8 million of promissory notes bearing an interest rate of 7%. The acquisition is accounted for using the purchase method of accounting.

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

Statements that are not historical are forward-looking. When used by or on behalf of the company, the words "expect", "anticipate", "believe", "intend" and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matter specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include political and economic uncertainty and instability in many of the company's markets in Asia; the warm winter being experienced in many of the company's markets; the strong dollar which increases the cost of the company's products in foreign markets and limits the company's ability to increase prices; more cautious buying patterns affecting the company's consumer business and European sales; increased competition in the company's businesses; the company's ability to integrate business acquisitions and to manage alliances successfully; changes in distributor, dealer or mass merchant purchasing practices; and occasional production delays affecting selected consumer products.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and summer weather; lack of growth in the company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; unanticipated problems or costs associated with implementation by the company of computer applications that will accommodate the Year 2000; the inability of the company's suppliers, customers, creditors and financial service organizations to implement computer applications accommodating the Year 2000; the company's ability to develop, manufacture and sell both new and existing products profitably; seasonal factors in the company's industry; unforeseen litigation; government action including budget levels, regulation and legislation, primarily legislation relating to the environment, commerce, infrastructure spending and health and safety; labor relations; and availability of materials.

The company wishes to caution readers not to place undo reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, as a result of the risks and uncertainties described, as well as others not now anticipated. The foregoing statements are not exclusive and are in addition to other factors discussed elsewhere in the company's filings with the Securities and Exchange Commission. The company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Although revenues increased slightly in the first quarter of fiscal 1998 compared to 1997, the company experienced a first quarter net loss of $1.1 million or 8 cents per share compared to net earnings of $2.5 million or 20 cents per share for the same period in 1997, both of which are calculated on a diluted per share basis. The decline in net earnings was due to weakness in consumer product sales, which was exacerbated by warm weather and lower than normal snowfalls associated with El Nino, reduced snowthrower sales, and production delays related to the redesign of a portion of the lawn mower product line delayed the shipment of lawn mower product during the first quarter. Further pressure on earnings resulted from increases in selling, general and administrative expenses and increases in interest expense due to higher borrowing levels.

     The following table sets forth net sales by product line.



                                                            Three Months Ended
                                        ---------------------------------------------------------
                                        January 30,    January 31,
                                           1998           1997            $ Change       % Change
                                        ---------------------------------------------------------
(Dollars in thousands)

Consumer products.......................$    57,444    $    87,439    $    (29,995)       (34.3)%
Commercial products.....................     98,167         77,957          20,210         25.9
Irrigation products.....................     54,448         43,561          10,887         25.0
                                        -----------    -----------    ------------
   Total *..............................$   210,059    $   208,957    $      1,102          0.5
                                        -----------    -----------    ------------
                                        -----------    -----------    ------------

* Includes international sales of.......$    55,172    $    54,026    $      1,146          2.1%
                                        -----------    -----------    ------------
                                        -----------    -----------    ------------


CONSUMER PRODUCT SALES

Worldwide net sales of consumer products for the three months ended January 30, 1998 declined 34.3% to $57.4 million from the prior year period, primarily as a result of decreased sales of consumer snowthrowers and lawn and garden equipment. The lack of snowfall in certain parts of the country during this winter season caused a significant reduction in snowthrower sales. Furthermore, the company's redesign of certain portions of its lawn mower product line led to the delay of product shipment. The company introduced a redesigned riding garden tractor that did not meet prior period sales levels or sales expectations. The company continues to experience the effects of distributors and dealers delaying purchases of lawn and garden equipment until closer to the retail season which has the effect of moving sales from the first to second quarter. The company also continues to experience a shift in consumer buying patterns from brand specific purchases from dealer outlets to price and value conscious purchases from hardware, home centers and mass merchant retailers, a trend throughout the industry.

COMMERCIAL PRODUCT SALES

Worldwide commercial product net sales for the three months ended January 30, 1998 of $98.2 million increased by $20.2 million compared to the same period in the prior year. The acquisition of Exmark in November 1997 accounted for the majority of the increase in commercial sales. The company also experienced strong domestic sales to the landscape contractor market. International commercial sales decreased to $18.1 million for the three months ended January 30, 1998 from $22.6 million for the three months ended January 31, 1997, primarily as a result of the Asian economic crisis which has led to the delay or cancellation of several golf projects. The Asian economic crisis could lead to continued delay or cancellation of golf projects in Asia that would negatively impact international commercial and irrigation sales for the current year.

IRRIGATION PRODUCT SALES

Irrigation product net sales for the three months ended January 30, 1998 of $54.4 million increased by $10.9 million as compared to the same period in the prior year. The increase is due to strong domestic golf course demand. This increase was also partially attributable to an additional month of James Hardie Irrigation Group (Hardie) related sales this quarter as compared to the three months ended January 31, 1997 because the Hardie acquisition was effective December 1, 1996. International irrigation sales increased from $16.1 million for the three months ended January 31, 1997 to $22.4 million for the three months ended January 30, 1998 due to healthy increases in micro-irrigation product sales to the worldwide agricultural market.

GROSS PROFIT

Gross profit was $73.1 million, a decrease of $2.2 million from the prior year. As a percent of sales, gross profit for the period ended January 30, 1998 was 34.8% compared with 36.0% for the period ended January 31, 1997. The decrease is primarily due to lower snowthrower sales, which have higher margins than other products. Exmark products, which were added to the company's sales effective November 1, 1997, have lower product margins than historical Toro margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense (SG&A) increased $3.4 million from the period ended January 31, 1997. As a percent of sales, SG&A for the period ended January 30, 1998 increased to 34.2% from 32.8% for the period ended January 31, 1997. Exmark added $3.7 million in SG&A expense during the current period. Without Exmark, SG&A as a percent of sales would have increased to 35.0% of sales. The increase is due to higher warranty expense as a result of a change in the sales mix to commercial products with overall higher historical warranty rates. SG&A expense as a percentage of sales also increased due to sales levels in the period that did not support fixed SG&A expenses.

OTHER INCOME, NET

Other income, net, increased during the quarter due primarily to income received as a result of a favorable settlement of a trade secret lawsuit and recovery of a previously written off note receivable.

FINANCIAL POSITION AS OF JANUARY 30, 1998

     JANUARY 30, 1998 COMPARED TO JANUARY 31, 1997

Total assets at January 30, 1998 were $779.4 million, up $119.0 million from January 31, 1997. This increase is comprised of approximately $41.1 million related to the acquisition of Exmark and various changes discussed below. Accounts receivable increased by $24.2 million due to the acquisition of Exmark and increased sales of landscape contractor equipment and agricultural micro-irrigation product partially offset by lower sales of consumer product. Inventory increased $34.1 million due to the acquisition of Exmark and higher consumer inventory levels due to delayed lawn mower shipments attributable to production delays and movement of sales from first to second quarters. Other current assets increased from the prior year due primarily to an increase in deferred income taxes. Net property, plant and equipment increased by approximately $16.5 million, with the increase due to the acquisition of Exmark, corporate headquarters expansion and new tooling projects. Other assets increased by $31.0 million as a result of capitalization of the excess purchase price of Exmark over the fair value of assets acquired plus additional capitalized debt financing costs.

Total current liabilities of $331.2 million at January 30, 1998 decreased $35.8 million as compared with current liabilities at January 31, 1997. The majority of this decrease was short-term borrowing, which decreased by $59.8 million from the prior year due primarily to the long term financing of both the purchase price and working capital needs of the Hardie acquisition completed in December 1996. Accounts payable increased due to timing of inventory purchases related to the increase of inventory as compared to the prior period. Other accrued liabilities decreased by $10.0 million, primarily as a result of adjusting Hardie related accruals. Long-term debt increased from January 31, 1997 to January 30, 1998 as a result of the issuance of $175.0 million of debt securities which were used to redeem $50.0 million of 11% Debentures and to replace the temporary short term funding used to purchase Hardie. Other long-term liabilities also decreased over the prior period, primarily as a result of terminating an interest rate swap agreement associated with the issuance of long term debt in fiscal 1997.

     JANUARY 30, 1998 COMPARED TO OCTOBER 31, 1997

Total assets at January 30, 1998 were $779.4 million, up $117.8 million from October 31, 1997. Accounts receivable increased $28.7 million from October 31, 1997 as result of the purchase of Exmark and due to increased sales to landscape contractor equipment and agricultural micro irrigation product partially offset by lower sales of consumer products. Inventory increased by $49.2 million that relates to the normal buildup of consumer lawn and garden products manufactured in the first quarter. Net property, plant and equipment increased $7.9 million due to the addition of Exmark net property, plant and equipment, the expansion of the corporate headquarters and routine capital expenditures. Other assets increased $26.8 million as a result of the excess of the purchase price of Exmark over the fair value of the net assets acquired.

Total current liabilities of $331.2 million at January 30, 1998 reflected an increase of $93.3 million compared with current liabilities at October 31, 1997. The majority of this increase was the result of additional short-term borrowing of $93.5 million which reflects the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. Accounts payable increased due to timing of inventory purchases related to the increase of inventory as compared to October 31, 1997. Other accrued liabilities decreased by $14.2 million, primarily as a result of the annual payment of profit sharing and related accruals. There were no significant changes in long-term debt and other long-term liabilities from October 31, 1997 to January 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the three month period ended January 30, 1998 was primarily for the payment of accounts payable and accrued liabilities and the seasonal build-up of inventories in anticipation of the spring selling season. The company's working capital needs are funded with $190 million of unsecured bank credit lines. The company is currently finalizing amendments to its unsecured bank credit lines to increase the available borrowing facility to $230 million. The company expects these amendments to be completed by the end of March 1998. The company also has banker's acceptance financing agreements under which an additional $40 million is available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

In February 1998, the company completed the acquisition of Drip In. The company financed the cash portion of the acquisition price of approximately $10.6 million by using the company's unsecured bank credit lines.

Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows and finalization of the amendments to the bank credit lines, will provide the capital resources for its anticipated needs.

INFLATION

The company is subject to the effects of changing prices. The company has been able to deal successfully with inflationary pressures through a combination of internal cost reduction efforts and selected increases in selling prices of products.

YEAR 2000 COMPLIANCE

The company is in the process of implementing a year 2000 compliant enterprise-wide information system. This process was initiated in 1995 and is currently operational in many locations within the company. This implementation will be largely completed during 1998. The company has also initiated an assessment project, which addresses those other significant systems that may have year 2000 compliance issues.

The company presently believes that with the implementation of the new system and modifications to existing software, year 2000 compliance will not pose a significant operational issue for the company. However, if these modifications and conversion are not completed on a timely basis, including implementation by its business partners, year 2000 compliance may have a material impact on the operations of the company.

                             PART II.  OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 Computation of Earnings (loss) per Common Share

          Exhibit 27 Financial Data Schedule - Summarized financial data; electronic filing only.

     (b)  Reports on Form 8-K

          The company did not file any Form 8-K reports during the first quarter of fiscal 1998.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE TORO COMPANY
                                               (Registrant)


                                        By   /s/ Stephen P. Wolfe
                                             --------------------------
                                             Stephen P. Wolfe
                                             Vice President, Finance
                                             Chief Financial Officer
                                             (principal financial officer)


Date:  March 13, 1998