Form 10-Q
period 1998-05-01
TORO CO
filed 1998-06-15
CIK 737758

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

   For the Quarterly Period Ended  MAY 1, 1998 Commission File Number  1-8649
                                   -----------                         ------





                                  THE TORO COMPANY
               (Exact name of registrant as specified in its charter)


             DELAWARE                                  41-0580470
     (State of Incorporation)          (I.R.S. Employer Identification Number)


                             8111 LYNDALE AVENUE SOUTH
                           BLOOMINGTON, MINNESOTA  55420
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


                    Yes   X                        No
                        ----                          ----


The number of shares of Common Stock outstanding as of May 29, 1998 was 12,843,461.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   THE TORO COMPANY
                                  INDEX TO FORM 10-Q



                                                                                    PAGE NUMBER
PART I.   FINANCIAL INFORMATION:

ITEM 1.   Condensed Consolidated Statements of Earnings and
          Retained Earnings (Unaudited) -
            Three and Six Months Ended
            May 1, 1998 and May 2, 1997. . . . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Balance Sheets (Unaudited) -
            May 1, 1998, May 2, 1997 and October 31, 1997. . . . . . . . . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Six Months Ended May 1, 1998 and May 2, 1997 . . . . . . . . . . . . . . . . 5

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . 6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . .7-12


PART II.  OTHER INFORMATION:

ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . .13

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 13-14

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

          Exhibit 11  Computation of Earnings Per Common Share . . . . . . . . . . . . .16


                       PART I.  ITEM 1.  FINANCIAL INFORMATION

                          THE TORO COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                      Three Months Ended             Six Months Ended
                                                    ------------------------      -----------------------
                                                     May 1,          May 2,         May 1,         May 2,
                                                      1998            1997           1998           1997
                                                   ---------      ---------      ---------      ---------
Net sales    . . . . . . . . . . . . . . . . . .   $ 379,686      $ 352,203      $ 589,745      $ 561,160
Cost of sales. . . . . . . . . . . . . . . . . .     246,737        227,086        383,744        360,816
                                                   ---------      ---------      ---------      ---------
     Gross profit. . . . . . . . . . . . . . . .     132,949        125,117        206,001        200,344
Selling, general and administrative
     expense . . . . . . . . . . . . . . . . . .      95,034         89,160        166,898        157,629
                                                   ---------      ---------      ---------      ---------
     Earnings from operations. . . . . . . . . .      37,915         35,957         39,103         42,715
Interest expense . . . . . . . . . . . . . . . .       6,911          6,085         12,716          9,932
Other income, net. . . . . . . . . . . . . . . .      (2,141)        (1,600)        (5,004)        (2,806)
                                                   ---------      ---------      ---------      ---------
     Earnings before income taxes. . . . . . . .      33,145         31,472         31,391         35,589
Provision for income taxes . . . . . . . . . . .      13,092         12,432         12,399         14,058
                                                   ---------      ---------      ---------      ---------
     Net earnings. . . . . . . . . . . . . . . .   $  20,053      $  19,040      $  18,992      $  21,531
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Retained earnings at beginning of period . . . .   $ 200,085      $ 174,671      $ 202,681      $ 173,630
Dividends on common stock of $0.12, $0.12,
     $0.24 and $0.24 per share, respectively . .      (1,541)        (1,435)        (3,076)        (2,885)
                                                   ---------      ---------      ---------      ---------
Retained earnings at end of period . . . . . . .   $ 218,597      $ 192,276      $ 218,597      $ 192,276
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
Basic net earnings per share of common stock . .       $1.56          $1.58          $1.49          $1.78
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
Diluted net earnings per share of common stock and
     common stock equivalents. . . . . . . . . .       $1.53          $1.53          $1.45          $1.73
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------



See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                               May 1,         May 2,      October 31,
                                                                1998           1997          1997
                                                            ----------     ----------     -----------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .      $      640     $    5,593     $        8
Receivables, net . . . . . . . . . . . . . . . . . . .         440,435        412,725        259,134
Inventories. . . . . . . . . . . . . . . . . . . . . .         212,425        159,014        160,122
Other current assets . . . . . . . . . . . . . . . . .          53,518         34,429         52,780
                                                            ----------     ----------     ----------
     Total current assets. . . . . . . . . . . . . . .         707,018        611,761        472,044
                                                            ----------     ----------     ----------

Property, plant and equipment. . . . . . . . . . . . .         318,977        319,010        297,841
     Less accumulated depreciation . . . . . . . . . .         188,226        203,859        180,989
                                                            ----------     ----------     ----------
                                                               130,751        115,151        116,852

Other assets . . . . . . . . . . . . . . . . . . . . .         114,409         73,102         72,738
                                                            ----------     ----------     ----------
     Total assets. . . . . . . . . . . . . . . . . . .      $  952,178     $  800,014     $  661,634
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt. . . . . . . . . . .      $    1,839     $      350     $      365
Short-term borrowing . . . . . . . . . . . . . . . . .         236,632        278,000         41,000
Accounts payable . . . . . . . . . . . . . . . . . . .          69,408         57,064         58,397
Other accrued liabilities. . . . . . . . . . . . . . .         155,825        160,252        138,071
                                                            ----------     ----------     ----------
     Total current liabilities . . . . . . . . . . . .         463,704        495,666        237,833
                                                            ----------     ----------     ----------
Long-term debt, less current portion . . . . . . . . .         198,251         53,015        177,650
Other long-term liabilities. . . . . . . . . . . . . .           6,610         23,591          4,988

Common stockholders' equity:
 Common stock par value $1.00,
     authorized 35,000,000 shares; issued and
     outstanding 12,841,273 shares at May 1,
     1998 (net of 666,782 treasury shares),
     11,979,539 shares at May 2, 1997
     (net of 930,465 treasury shares), and
     12,189,244 shares at October 31, 1997 (net
     of 720,760 treasury shares) . . . . . . . . . . .          12,841         11,980         12,189
 Additional paid-in capital. . . . . . . . . . . . . .          58,958         26,309         31,371
 Retained earnings . . . . . . . . . . . . . . . . . .         218,597        192,276        202,681
 Foreign currency translation adjustment . . . . . . .          (6,783)        (2,823)        (5,078)
                                                            ----------     ----------     ----------
     Total common stockholders' equity . . . . . . . .         283,613        227,742        241,163
                                                            ----------     ----------     ----------
     Total liabilities and common stockholders' equity      $  952,178     $  800,014     $  661,634
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)



                                                                                 Six Months Ended
                                                                           ---------------------------
                                                                               May 1,         May 2,
                                                                               1998           1997
                                                                          -----------    -----------
  Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    18,992    $    21,531
     Adjustments to reconcile net earnings to net cash
        used in operating activities:
     Provision for depreciation and amortization . . . . . . . . . . .         16,054         10,521
     Loss (gain) on disposal of property, plant and equipment. . . . .            295            (65)
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         (2,632)         1,529
     Tax benefits related to employee stock option transactions. . . .          1,815          1,766
     Changes in operating assets and liabilities:
       Receivables, net. . . . . . . . . . . . . . . . . . . . . . . .       (172,618)      (147,979)
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        (40,874)         2,063
       Other current assets. . . . . . . . . . . . . . . . . . . . . .          2,977          1,250
       Accounts payable and accrued expenses . . . . . . . . . . . . .         15,047         30,942
                                                                          -----------    -----------
            Net cash used in operating activities. . . . . . . . . . .       (160,944)       (78,442)
                                                                          -----------    -----------

  Cash flows from investing activities:
     Purchases of property, plant and equipment. . . . . . . . . . . .        (17,783)       (17,143)
     Proceeds from asset disposals . . . . . . . . . . . . . . . . . .          1,325            227
     Decrease (increase) in other assets . . . . . . . . . . . . . . .          2,887         (9,685)
     Acquisition of James Hardie Irrigation, net of cash acquired. . .              -       (118,030)
     Other acquisitions, net of cash acquired. . . . . . . . . . . . .         (17,173)             -
                                                                          -----------    -----------
             Net cash used in investing activities . . . . . . . . . .        (30,744)      (144,631)
                                                                          -----------    -----------

  Cash flows from financing activities:
     Increase in short-term borrowing. . . . . . . . . . . . . . . . .        195,632        236,975
     Repayments of long-term debt. . . . . . . . . . . . . . . . . . .         (1,142)          (243)
     Increase in other long-term liabilities . . . . . . . . . . . . .            956            990
     Proceeds from sale of common stock. . . . . . . . . . . . . . . .          1,655          3,981
     Purchases of common stock . . . . . . . . . . . . . . . . . . . .              -         (7,952)
     Dividends on common stock . . . . . . . . . . . . . . . . . . . .         (3,076)        (2,885)
                                                                          -----------    -----------
            Net cash provided by financing activities. . . . . . . . .        194,025        230,866
                                                                          -----------    -----------

  Foreign currency translation adjustment. . . . . . . . . . . . . . .         (1,705)        (2,266)
                                                                          -----------    -----------

  Net increase in cash and cash equivalents. . . . . . . . . . . . . .            632          5,527
  Cash and cash equivalents at beginning of period . . . . . . . . . .              8             66
                                                                          -----------    -----------
  Cash and cash equivalents at end of period . . . . . . . . . . . . .    $       640    $     5,593
                                                                          -----------    -----------
                                                                          -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                     MAY 1, 1998



BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements.
     Unless the context indicates otherwise, the term's "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the six months ended May 1, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

     For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1997. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

     The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $27,023,000 and $25,642,000 higher than reported at May 1, 1998, and May 2, 1997, respectively. Under the FIFO method, work-in-process inventories were $102,479,000 and $79,736,000 and finished goods inventories were $136,969,000 and $104,920,000 at May 1, 1998, and May 2, 1997, respectively.

BUSINESS ACQUISITIONS

     On November 25, 1997, the Company completed the acquisition of Exmark Manufacturing Company Incorporated (Exmark). In exchange for all the capital stock of Exmark, the company issued 598,051 shares of its common stock and paid approximately $5.5 million in cash. In addition, under terms of the purchase agreement, the Company will be required to make contingent payments to Exmark's former shareholders if Exmark's post-acquisition earnings and sales growth from November 1, 1997 through October 31, 1999 exceed minimum levels established in the purchase agreement. The maximum amount of these contingent payments is $28 million. Contingent payments will be paid with a combination of cash and the Company's common stock. The acquisition is accounted for using the purchase method of accounting. The transaction was not material to the results of operations reported for the period ended May 1, 1998.

     On February 19, 1998, the Company completed the acquisition of GR Driplines, Inc. (Drip In) and various other assets. The acquisition is accounted for using the purchase method of accounting. The transaction was not material to the results of operations reported for the period ended May 1, 1998.

     The Company and James Hardie Irrigation Limited (Hardie) entered into an arbitration process related to the valuation and accounting issues used in determining the purchase price of Hardie. This process was completed on April 20, 1998 resulting in a further reduction of the purchase price of $1.8 million.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the company.

Statements that are not historical are forward-looking. When used by or on behalf of the Company, the words "expect", "anticipate", "believe", "intend", and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matter specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present includes political and economic uncertainty; whether an announced profit improvement plan can be successfully implemented; instability in many of the company's markets in Asia; the strong dollar which increases the cost of the Company's products in foreign markets resulting in cancellation of planned projects and limiting the company's ability to increase prices; changing buying patterns affecting the company's consumer business from dealer outlets to price and value conscious purchases from hardware, home centers, and mass merchant retailers; increased competition in the Company's businesses; the Company's ability to integrate business acquisitions and to manage alliances successfully; changes in distributor, dealer or mass merchant purchasing practices; the company's ability to rationalize its product lines and plant configurations; and continuing production delays affecting selected consumer products.

In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions, and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and summer weather; lack of growth in the Company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; unanticipated problems or costs associated with implementation by the Company of computer applications that will accommodate the year 2000; the inability of the Company's suppliers, customers, creditors and financial service organizations to implement computer applications accommodating the year 2000; the Company's ability to develop, manufacture and sell both new and existing products profitably; seasonal factors in the Company's industry; unforeseen litigation; government action including budget levels, regulation and legislation, primarily legislation relating to the environment, commerce, infrastructure spending and health and safety; labor relations; and availability of materials.

The Company wishes to caution readers not to place undo reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Second quarter net sales were $379.7 million versus $352.2 million last year, an increase of 7.8%. Net earnings were $20.1 million versus $19.0 million for the same quarter in the previous year, and diluted earnings per share for the quarter were unchanged from last year at $1.53 per share. Sales would have been down slightly without the incremental revenue from the acquisitions of Exmark-Registered Trademark- and Drip In. The increase in net earnings was due to strong demand for the professional turf equipment products, golf irrigation products, worldwide agricultural irrigation products, and the acquisitions of Drip In and Exmark-Registered Trademark-. The increase, however, was offset partially by lower consumer sales due to less than expected demand for garden tractors, residential/commercial and do-it-yourself irrigation products, and production delays for lawn tractors and the Dura-Force-TM- Lawn Boy-Registered Trademark- walk power mowers.

Year-to-date net sales were $589.7 million versus $561.2 million last year, an increase of 5.1%. Without the incremental revenue of Exmark-Registered Trademark- and Drip In, sales would have been down slightly. The decline in net sales without Exmark-Registered Trademark- and Drip In was due to weak consumer sales of snowthrowers and riding products, and production delays related to the redesign of a portion of the Lawn Boy-Registered Trademark- lawn mower product line that delayed the shipment of lawn mower product during the first quarter of fiscal 1998. Net earnings for the six months ended May 1, 1998 were $19.0 million versus $21.5 million last year, 3.2% of net sales as compared to 3.8% of net sales for the same period last year. Diluted earnings per share for the six months ended May 1, 1998 were $1.45 versus $1.73 for the same period last year. Lower operating margins from consumer sales and higher interest expense due to higher borrowing levels contributed to the decline in net earnings.

The Company is in the process of formulating a profit improvement program to reposition the consumer business and make the Company as a whole more competitive. The expected primary elements of this strategy include broad organizational initiatives for profit improvement, distribution and logistic changes, product line and business rationalizations, and future plant reconfigurations. The Company expects this program will result in restructuring and other one-time charges totaling less than $20 million, of which approximately $9-12 million of that will be charged in the second half of fiscal 1998. The expected savings are estimated to be at least $20 million by the end of fiscal 2000.

The following table sets forth-net sales by product line.

                                                       Three Months Ended
                                          ----------------------------------------------------------
(Dollars in thousands)                          May 1,          May 2,
                                                1998            1997         $ Change       % Change
                                             ----------     ----------     ----------       --------
Consumer products. . . . . . . . . . . . .   $  140,273     $  152,623     $  (12,350)          (8.1%)
Commercial products. . . . . . . . . . . .      158,424        122,030         36,394           29.8
Irrigation products. . . . . . . . . . . .       80,989         77,550          3,439            4.4
                                             ----------     ----------     ----------
     Total * . . . . . . . . . . . . . . .   $  379,686     $  352,203     $   27,483           7.8%
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------
* Includes international sales of. . . . .   $   79,205     $   81,954     $   (2,749)         (3.4%)

                                                       Six Months Ended
                                          ----------------------------------------------------------
(Dollars in thousands)                         May 1,          May 2,
                                                 1998           1997         $ Change       % Change
                                             ----------     ----------     ----------       --------
Consumer products. . . . . . . . . . . . .   $  197,717     $  240,062     $  (42,345)         (17.6%)
Commercial products. . . . . . . . . . . .      256,591        199,987         56,604           28.3
Irrigation products. . . . . . . . . . . .      135,437        121,111         14,326           11.8
                                             ----------     ----------     ----------
     Total * . . . . . . . . . . . . . . .   $  589,745     $  561,160      $  28,585           5.1%
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------
* Includes international sales of: . . . .   $  134,377     $  135,980      $  (1,603)         (1.2%)

CONSUMER PRODUCT SALES

Second quarter net sales of worldwide consumer products were $140.3 million versus $152.6 million last year, a decline of 8.1%. Although the early spring season boosted retail demand in most product categories, sales of riding products, gas-powered trimmers and do-it-yourself irrigation were down for the quarter. International sales were down from last year as a result of product availability for the new Dura-Force-TM- Lawn Boy-Registered Trademark- walk power mowers due to late production in the first quarter of fiscal 1998. Lower than expected demand for garden tractors due to high levels of competition and production delays for lawn tractors resulted in the decrease of revenues from riding products. The wet spring weather in the key markets for do-it-yourself irrigation product also contributed to the decrease in sales. On the other hand, sales of walk power mowers were up indicating early acceptance of this year's reduced pricing on the Toro branded product and acceptance for the new Dura-Force-TM- Lawn Boy-Registered Trademark- product.

Year-to-date net sales of worldwide consumer products were $197.7 million versus $240.1 million last year, a decrease of 17.7%. The lack of snowfall in certain parts of the country during the winter season caused a significant reduction in snowthrower sales, predominately in the first quarter. In addition to the reasons mentioned above in the quarter comparison, the Company's redesign of certain portions of its lawn mower product line led to a delay of product shipment. The Company also continues to experience a shift in consumer buying patterns from brand specific purchases from dealer outlets to price and value conscious purchases from hardware, home centers, and mass merchant retailers, a trend throughout the industry.

COMMERCIAL PRODUCT SALES

Second quarter net sales of worldwide commercial products were $158.4 million versus $122.0 million last year, an increase of 29.8%. The sales increase was largely a result of the sales growth in the landscape contractor market due to the introduction of new products and the acquisition of Exmark in November 1997. Sales of equipment to domestic golf courses did well, reflecting the continued growth of the golf market. On the other hand, international commercial sales decreased from last year due to the continued weakness in certain foreign economies, particularly in Asia where many golf projects have been postponed or cancelled and to the strength of the dollar against many other currencies, which makes the Company's products more expensive to foreign purchasers.

Year-to-date net sales of worldwide commercial products were $256.6 million versus $200.0 million last year, a significant increase of 28.3%. The reasons for the six-month increase in sales parallel the contributing factors for the second quarter increase.

IRRIGATION PRODUCT SALES

Second quarter net sales of worldwide irrigation products were $81.0 million versus $77.6 million last year, an increase of 4.4%. Strong domestic golf revenues, the acquisition of Drip In during the second quarter, and the growth of the worldwide agricultural irrigation market contributed to the majority of the increase. International sales were up from the previous quarter due to an increase in agricultural irrigation product sales as well as strong turf irrigation revenues in Australia which is experiencing very dry weather. However, sales of residential/commercial irrigation products have decreased from the previous quarter due to the wet weather in certain key markets.

Year-to-date net sales of worldwide irrigation products were $135.4 million versus $121.1 million last year, an increase of 11.8%. As mentioned above in the quarter comparison, strong golf irrigation revenues and worldwide agricultural irrigation revenues contributed to the increase as did the addition of sales from Drip In following its acquisition in the second quarter, however, residential/commercial irrigation products decreased due to the wet weather in certain key markets.

GROSS PROFIT

Second quarter gross profit was $132.9 million versus $125.1 million last year, an increase of 6.2%. As a percent of sales, gross profit for the second quarter was 35.0% versus 35.5% last year. The lower gross margin was primarily due to lower pricing on Toro-Registered Trademark- branded walk power mowers and plant inefficiencies in the El Paso facility related to certain consumer products. Also contributing to the decline of gross profit margin was the addition of Exmark-Registered Trademark- products, for which gross margins are lower than historical Toro-Registered Trademark- product margins.

Year-to-date gross profit was $206.0 million versus $200.3 million last year.
As a percentage of sales, year-to-date gross profit was 34.9% versus 35.7% last year. The decrease in gross margins was due to the same contributing factors as in the quarter comparison with the additional contributing factor of reduced sales in the first quarter of higher gross margin snowthrower sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Second quarter selling, general and administrative expenses (SG&A) were $95.0 million versus $89.2 million last year, an increase of 6.5%. However, as a percent of sales, SG&A decreased slightly to 25.0% from 25.3% for the same quarter in fiscal 1997. The additions of Exmark-Registered Trademark- and Drip In contributed to $4.8 million of incremental SG&A expense during the second quarter of fiscal 1998. Without Exmark-Registered Trademark- and Drip In, SG&A increased .2% as a percent of sales due to higher warranty expense as a result of a change in the sales mix to commercial products where historical warranty rates are generally higher on average.

Year-to-date SG&A expenses were $166.9 million versus $157.6 million last year, an increase of $9.3 million. The increase was due mainly to the acquisitions of Exmark-Registered Trademark- and Drip In, increased warranty expense, and increased costs for information systems. Without Exmark-Registered Trademark-and Drip In, SG&A expenses increased $0.8 million and .9% as a percentage of sales.

INTEREST EXPENSE

Second quarter interest expense was $6.9 million versus $6.1 million last year, an increase of $.8 million. Year-to-date interest expense was $12.7 million versus $9.9 million last year, an increase of $2.8 million. Higher working capital levels as a result of higher inventory and accounts receivable balances represented the majority of the increase. Incremental cash required for the acquisitions of Exmark-Registered Trademark- and Drip In also contributed to the increase in interest expense.

OTHER INCOME, NET

Second quarter other income, net, was $2.1 million versus $1.6 million last year. In the prior period, the Company had recorded a $.5 million expense related to an unfavorable legal settlement. Year-to-date other income, net, was $5.0 million versus $2.8 million last year. The increase of $2.2 million was due to a favorable patent infringement settlement and recoveries of a note receivable previously written off.

FINANCIAL POSITION AS OF MAY 1, 1998

     MAY 1, 1998 COMPARED TO MAY 2, 1997

Total assets at May 1, 1998 were $952.2 million versus $800.0 million on May 2, 1997, an increase of $152.2 million. This increase is comprised of approximately $81.3 million related to the acquisitions of Exmark-Registered Trademark- and Drip In and various other changes discussed below. Net accounts receivable increased by $27.7 million due to increased sales of landscape contractor equipment that receives extended terms and agricultural irrigation product partially offset by lower levels of sales on consumer products. Exmark-Registered Trademark- and Drip In also contributed to the increase with $11.1 million in additional receivables. Inventory also increased $53.4 million due to lower than expected garden tractor sales, higher levels of residual snow product due to the warm winter and production delays in the El Paso facility that increased work-in-process inventory levels. Net property, plant, and equipment rose $15.6 million primarily due to the acquisition of Exmark-Registered Trademark- and Drip In, corporate headquarters expansion and new tooling projects. Other assets increased $41.3 million as a result of capitalization of the excess purchase price of Exmark-Registered Trademark- and Drip In over the fair value of the assets acquired.

Total current liabilities were $463.7 million versus $495.7 million last year, a decrease of $32.0 million. The majority of this decrease was in short-term borrowing, which decreased by $41.4 million from the prior quarter due primarily to the issuance of long-term debt during the third quarter of fiscal 1997. The refinancing of the short-term debt was partially offset by increases in working capital needs to fund increases in accounts receivable and inventory. Accounts payable increased $12.3 million due to higher levels of inventory as compared to the prior period. Other accrued liabilities decreased $4.5 million as a result of adjusting Hardie related accruals partially offset by higher warranty accruals. Long-term debt increased $145.2 million as a result of the issuance of $175.0 million of debt securities that were used to redeem $50.0 million of 11% debentures, refinancing of short-term debt in connection with the Hardie acquisition, and long-term debt issued or assumed related to the Drip In acquisition. Other long-term liabilities decreased $17.0 million as a result of terminating an interest rate swap agreement associated with the issuance of long-term debt in fiscal 1997.

     May 1, 1998 COMPARED TO OCTOBER 31, 1997

Total assets at May 1, 1998 were $952.2 million versus $661.6 million at October 31, 1997, an increase of $290.6 million. Accounts receivable increased $181.3 million from October 31, 1997 due to increased receivables from the acquisitions of Exmark-Registered Trademark- and Drip In and the seasonal increase in account receivables. Inventory increased by $52.3 million due to lower than projected consumer sales of riding and snow products and production delays in the El Paso facility. Net property, plant and equipment increased $13.9 million due primarily to the acquisition of Exmark-Registered Trademark- and Drip In along with the expansion of the corporate headquarters. Other assets increased $41.7 million as a result of the excess purchase price of Exmark-Registered Trademark-and Drip In over the fair value of the net assets acquired.

Total current liabilities at May 1, 1998 were $463.7 million versus $237.8 million at October 31, 1997, an increase of $225.9 million. The majority of this increase was the result of additional short-term borrowings of $195.6 million, reflecting the Company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. Accounts payable increased $11.0 million compared to October 31, 1997 due to the timing of inventory purchases that related to the higher levels of inventory. Other accrued liabilities increased $17.8 million as a result of higher warranty accruals and accruals for various seasonal sales and marketing programs which are at their peak during the spring selling season. Long-term debt increased $20.6 million due to long-term debt issued or assumed related to the acquisitions of Exmark-Registered Trademark- and Drip In.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first six months of fiscal 1998 was primarily for the seasonal increase in accounts receivable and inventory. The Company's working capital needs are funded with $230.0 million of unsecured bank credit lines. The Company also has banker's acceptance financing agreements under which an additional $40.0 million is available. The Company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

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

YEAR 2000 COMPLIANCE

The Company is in the process of implementing a year 2000 compliant enterprise-wide information system. This process was initiated in 1995 and is currently operational in many locations within the Company. This implementation is expected to be largely completed early fiscal 1999. The Company has also completed an assessment project, which addresses those other significant systems that may have year 2000 compliance issues. The Company is addressing issues raised by this analysis.

Year 2000 related costs are being expensed as incurred. The costs expected to be incurred during the remainder of fiscal 1998 and during fiscal 1999 that relate exclusively to addressing the year 2000 issues are expected to be immaterial to the Company.

The Company presently believes that with the implementation of the new system and modifications to existing software, year 2000 compliance will not pose a significant operational issue for the company. However, if these modifications and conversions are not completed on a timely basis, including implementation by its business partners, year 2000 compliance may have a material impact on the operations of the Company.

                             PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on March 18, 1998.

(b)  The results of the stockholder votes were as follows:

                                                                                                                 Broker
                                                                                                                 ------
                                                                   For             Against        Abstain      Non-Votes
                                                                   ---             -------        -------      ---------
     1.   Election of Directors
          Robert H. Buhrmaster                                   10,405,406        254,009            -              -
          Winslow H. Buxton                                      10,361,994        297,421            -              -
          Robert. H. Nassau                                      10,400,827        258,588            -              -
          Christopher A. Twomey                                  10,364,761        294,654            -              -
     2.   Approval of Selection of Independent Auditors          10,398,545        184,701         76,169            -
     3.   Approval of Amendment of Annual
          Management Incentive Plan II to add a stock
          retention feature                                       9,344,282      1,005,842        267,406         41,885



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

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

     3(i)(c) and 4(c)    Certificate of Designation to Certificate of
                         Incorporation of Registrant dated May 28, 1998
                         (incorporated by reference to Exhibit (1)(A) to Registrant's Current Report on Form 8-K dated May 27,
                         1998, Commission File No. 1-8649).

     3(ii) and 4(d)      Bylaws of Registrant (incorporated by reference to
                         Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended July 31, 1991, Commission File No.
                         1-8649).

     4(e) Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant's Registration Statement on Form S-8, Registration No. 2-94417).

     4(f) Rights Agreement dated as of May 20, 1998, between Registrant and Norwest Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant's Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

     4(g) Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant's 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

     10(iii)(a)          Form of Employment Agreement in effect for certain
                         officers of Registrant (incorporated by reference
                         Exhibit 10(b) to Registrant's Annual Report on Form
                         10-K for the fiscal year ended July 31, 1995).

     10(iii)(b)          1992 Directors Stock Plan, as amended (incorporated by
                         reference to Exhibit 10(iii)(b) to Registrant's Annual
                         Report on Form 10-K for the year ended  October 31,
                         1996).

     10(iii)(c)          Annual Management Incentive Plan II for officers of
                         Registrant (incorporated by reference to Exhibit A to Registrant's Proxy Statement dated February 2, 1998).

     10(iii)(d)          1985 Incentive Stock Option Plan, as amended
                         (incorporated by reference Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended July 31, 1993).

     10(iii)(e)          1989 Stock Option Plan, as amended (incorporated by
                         reference to Exhibit 10(iii)(e) to Registrant's Annual
                         Report on Form 10-K for the year ended October 31,
                         1997).

     10(iii)(f)          1993 Stock Option Plan, as amended (incorporated by
                         reference to Exhibit 10(iii)(f) to Registrant's Annual
                         Report on Form 10-K for the year ended October 31,
                         1997).

     10(iii)(g)          Continuous Performance Award Plan, as amended
                         (incorporated by reference Exhibit 10(iii)(g) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996).

     10(iii)(h)          The Toro Company Supplemental Management Retirement
                         Plan (incorporated by reference Exhibit 10(iii)(h) to
                         Registrant's Annual Report on Form 10-K for the year ended October 31, 1996).

     10(iii)(i)          Chief Executive Officer Succession Incentive Agreement
                         dated as of July 31, 1995, as amended (incorporated by reference to Exhibit 10(iii)(i) to Registrant's Annual
                         Report on Form 10-K for the year ended October 31, 1997

     10(iii)(j)          The Toro Company Deferred Compensation Plan for
                         Officers.

     11 Computation of Earnings per Share of Common Stock and Common Stock Equivalent (page 16 of this report).

     27                  Financial Data Schedule; electronic filing only.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE TORO COMPANY
                                     (Registrant)

                               By /s/ Stephen P. Wolfe
                                  ---------------------
                                  Stephen P. Wolfe
                                  Vice President, Finance
                                  Chief Financial Officer
                                  (principal financial officer)






Date:  June 15, 1998