Form 10-Q
period 1998-07-31
TORO CO
filed 1998-09-11
CIK 737758

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

   For the Quarterly Period Ended July 31, 1998 Commission File Number 1-8649
                                  -------------                        ------

                                THE TORO COMPANY

             (Exact name of registrant as specified in its charter)

       DELAWARE                                        41-0580470
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

The number of shares of Common Stock outstanding as of August 31, 1998 was 12,867,614.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       THE TORO COMPANY
                      INDEX TO FORM 10-Q


                                                                                    Page Number
                                                                                    -----------
PART I.   FINANCIAL INFORMATION:

ITEM 1.      Condensed Consolidated Statements of Operations and
             Retained Earnings -
                Three and Nine Months Ended
                July 31, 1998 and August 1, 1997..........................................3

             Condensed Consolidated Balance Sheets -
                July 31, 1998, August 1, 1997 and October 31, 1997........................4

             Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended July 31, 1998 and August 1, 1997........................5

             Notes to Condensed Consolidated Financial Statements........................6-7

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................8-14

PART II.  OTHER INFORMATION:

ITEM 5.      Other Information...........................................................15

ITEM 6.      Exhibits and Reports on Form 8-K...........................................15-16

             Signatures..................................................................17

             Exhibit 11 Computation of Earnings (Loss) Per Share of Common Stock.........18

                     PART I. ITEM 1. FINANCIAL INFORMATION

                       THE TORO COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                  Three Months Ended                      Nine Months Ended
                                                            ------------------------------          ------------------------------
                                                               July 31,          August 1,            July 31,           August 1,
                                                                 1998              1997                 1998                1997
                                                            -------------      -----------          -------------     ------------
Net sales .........................................          $ 290,993           $ 249,274           $ 880,738           $ 810,434
Cost of sales .....................................            189,713             156,879             573,457             517,695
                                                            -------------      -----------          -------------     ------------
      Gross profit ................................            101,280              92,395             307,281             292,739
Selling, general and administrative expense .......             89,532              73,626             256,431             231,255
Restructuring and other unusual expense ...........             10,452                   -              10,452                   -
                                                            -------------      -----------          -------------     ------------
      Earnings from operations ....................              1,296              18,769              40,398              61,484
Interest expense ..................................             (6,650)             (5,476)            (19,366)            (15,408)
Other income, net .................................              1,135               3,151               6,140               5,957
                                                            -------------      -----------          -------------     ------------
      Earnings (loss) before income taxes .........             (4,219)             16,444              27,172              52,033
Provision (benefit) for income taxes ..............             (1,666)              6,495              10,733              20,553
                                                            -------------      -----------          -------------     ------------
      Net earnings (loss) before extraordinary loss             (2,553)              9,949              16,439              31,480
Extraordinary loss, net of income tax benefit of
      $1,087 ......................................                  -              (1,663)                  -              (1,663)
                                                            -------------      -----------          -------------     ------------
      Net earnings (loss) .........................          $  (2,553)          $   8,286           $  16,439           $  29,817
                                                            -------------      -----------          -------------     ------------
                                                            -------------      -----------          -------------     ------------
Retained earnings at beginning of period ..........          $ 218,597           $ 192,276           $ 202,681           $ 173,630
Net earnings (loss) ...............................             (2,553)              8,286              16,439              29,817
Dividends on common stock of $0.12, $0.12,
      $0.36 and $0.36 per share, respectively .....             (1,543)             (1,452)             (4,619)             (4,337)
                                                            -------------      -----------          -------------     ------------
Retained earnings at end of period ................          $ 214,501           $ 199,110           $ 214,501           $ 199,110
                                                            -------------      -----------          -------------     ------------
                                                            -------------      -----------          -------------     ------------
Basic net earnings (loss) per share of common stock
      before extraordinary loss ...................          $   (0.20)          $    0.82           $    1.28           $    2.60
Extraordinary loss, net of income tax benefit .....                  -               (0.13)                  -               (0.13)
                                                            -------------      -----------          -------------     ------------
Basic net earnings (loss) per share of common
      stock .......................................          $   (0.20)          $    0.69           $    1.28           $    2.47
                                                            -------------      -----------          -------------     ------------
                                                            -------------      -----------          -------------     ------------
Diluted net earnings (loss) per share of common
         stock and common stock equivalents before
         extraordinary loss .......................          $   (0.20)          $    0.80           $    1.24           $    2.53
Extraordinary loss, net of income tax benefit .....                  -               (0.13)                  -               (0.13)
                                                            -------------      -----------          -------------     ------------
Diluted net earnings (loss) per share of common
         stock and common stock equivalents .......          $   (0.20)          $    0.67           $    1.24           $    2.40
                                                            -------------      -----------          -------------     ------------
                                                            -------------      -----------          -------------     ------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 July 31,           August 1,         October 31,
                                                                  1998                1997                1997
                                                              --------------     -------------       -------------
ASSETS
------

Cash and cash equivalents ...........................          $   2,800           $       4           $       8
Receivables, net ....................................            328,628             308,234             259,134
Inventories .........................................            202,999             161,825             160,122
Other current assets ................................             52,069              39,285              52,780
                                                              --------------     -------------       -------------
       Total current assets .........................            586,496             509,348             472,044
                                                              --------------     -------------       -------------
Property, plant, and equipment ......................            325,473             322,708             297,841
       Less accumulated depreciation ................            192,510             206,105             180,989
                                                              --------------     -------------       -------------
                                                                 132,963             116,603             116,852
Other assets ........................................            113,904              79,019              72,738
                                                              --------------     -------------       -------------
       Total assets .................................          $ 833,363           $ 704,970           $ 661,634
                                                              --------------     -------------       -------------
                                                              --------------     -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current portion of long-term debt ...................          $     684           $     365           $     365
Short-term borrowing ................................            158,031              95,000              41,000
Accounts payable ....................................             30,505              46,531              58,397
Other accrued liabilities ...........................            161,581             146,358             138,071
                                                              --------------     -------------       -------------
       Total current liabilities ....................            350,801             288,254             237,833
                                                              --------------     -------------       -------------
Long-term debt, less current portion ................            196,947             177,650             177,650
Other long-term liabilities .........................              6,625               5,399               4,988

Stockholders' equity:
   Common stock par value $1.00,
       authorized 35,000,000 shares; issued and
       outstanding 12,867,614 shares at July 31,
       1998 (net of 640,441 treasury shares),
       12,112,310 shares at August 1, 1997
       (net of 797,694 treasury shares), and
       12,189,244 shares at October 31, 1997 (net
       of 720,760 treasury shares) ..................             12,868              12,112              12,189
   Additional paid-in capital .......................             59,455              28,241              31,371
   Retained earnings ................................            214,501             199,110             202,681
   Foreign currency translation adjustment ..........             (7,834)             (5,796)             (5,078)
                                                              --------------     -------------       -------------
   Total stockholders' equity .......................            278,990             233,667             241,163
                                                              --------------     -------------       -------------
       Total liabilities and stockholders' equity ...          $ 833,363           $ 704,970           $ 661,634
                                                              --------------     -------------       -------------
                                                              --------------     -------------       -------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                  --------------------------------
                                                                                     July 31,            August 1,
                                                                                       1998                1997
                                                                                  --------------    -------------
Cash flows from operating activities:

Net earnings .............................................................          $  16,439           $  29,817
   Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
   Extraordinary loss on early extinguishment of debt ....................                  -               1,663
   Provision for depreciation and amortization ...........................             22,593              16,675
   Loss (gain) on disposal of property, plant and equipment ..............                301                 (70)
   Deferred income taxes .................................................             (2,490)              1,528
   Tax benefits related to employee stock option transactions ............              1,815               1,224
   Changes in operating assets and liabilities:
         Receivables, net ................................................            (60,811)            (43,488)
         Inventories .....................................................            (31,448)               (747)
         Other current assets ............................................              4,283              (3,606)
         Accounts payable and accrued expenses ...........................            (18,100)              8,009
                                                                                  --------------    -------------
             Net cash (used in) provided by operating activities .........            (67,418)             11,005
                                                                                  --------------    -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment ............................            (24,514)            (24,729)
   Proceeds from asset disposals .........................................              1,330               1,160
   Decrease (increase) in other assets ...................................              1,362              (7,877)
   Acquisition of James Hardie Irrigation, net of cash acquired ..........                  -            (118,030)
   Other acquisitions, net of cash acquired ..............................            (17,173)                  -
                                                                                  --------------    -------------
             Net cash used in investing activities .......................            (38,995)           (149,476)
                                                                                  --------------    -------------
Cash flows from financing activities:
   Increase in short-term borrowing ......................................            117,031              53,975
   Proceeds from issuance of long-term debt ..............................                  -             175,000
   Repayments of long-term debt ..........................................             (3,601)            (50,350)
   Payments for termination of interest rate swaps .......................                  -             (23,650)
   Payment of debt issue costs and prepayment penalty ....................                  -              (5,625)
   Increase in other long-term liabilities ...............................                972                   -
   Proceeds from exercise of stock options ...............................              2,176               6,587
   Purchases of common stock .............................................                  -              (7,952)
   Dividends on common stock .............................................             (4,619)             (4,337)
                                                                                  --------------    -------------
             Net cash provided by financing activities ...................            111,959             143,648
                                                                                  --------------    -------------
Foreign currency translation adjustment ..................................             (2,754)             (5,239)
                                                                                  --------------    -------------
Net increase (decrease) in cash and cash equivalents .....................              2,792                 (62)
Cash and cash equivalents at beginning of period .........................                  8                  66
                                                                                  --------------    -------------
Cash and cash equivalents at end of period ...............................          $   2,800           $       4
                                                                                  --------------    -------------
                                                                                  --------------    -------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JULY 31, 1998

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the term's "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the nine months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. Certain amounts from prior period's financial statements and financial information have been reclassified to conform to this period's presentation.

     For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1997. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

     The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method. Had the first-in, first-out (FIFO) method of cost determination been used, inventories would have been $27,023,000 and $25,642,000 higher than reported at July 31, 1998, and August 1, 1997, respectively. Under the FIFO method, work-in-process inventories were $84,360,000 and $72,008,000 and finished goods inventories were $145,662,000 and $115,459,000 at July 31, 1998, and August 1, 1997, respectively.

BUSINESS ACQUISITIONS

     On November 25, 1997, the company completed the acquisition of Exmark Manufacturing Company Incorporated (Exmark). In exchange for all the capital stock of Exmark, the company issued 598,051 shares of its common stock and paid approximately $5.5 million in cash. In addition, under terms of the purchase agreement, the company will be required to make contingent payments to Exmark's former shareholders if Exmark's post-acquisition earnings and sales growth from November 1, 1997 through October 31, 1999 exceed minimum levels established in the purchase agreement. The maximum amount of these contingent payments is $28.0 million. Contingent payments will be paid with a combination of cash and the company's common stock. The acquisition is accounted for using the purchase method of accounting.

     On February 19, 1998, the company completed the acquisition of GR Driplines, Inc. (Drip In) and various other assets. The acquisition was accounted for using the purchase method of accounting.

     The company and James Hardie Irrigation Limited (Hardie) entered into an arbitration process related to the valuation and accounting issues used in determining the purchase price of Hardie. This process was completed on April 20, 1998 resulting in a further $1.8 million reduction of the purchase price.

RESTRUCTURING AND OTHER UNUSUAL EXPENSE

     During the third quarter of fiscal 1998, the company recorded a charge of $10.5 million for restructuring and other unusual expense. The restructuring charges of $3.3 million consisted of $2.2 million for the severance and asset write-down related to the closure of a manufacturing facility and $1.1 million for other restructuring severance costs. Other unusual expense consisted of $3.5 million for the expected loss related to the sale of the recycling equipment division and $3.7 million for special marketing programs consisting of rebates and co-op credits in order to reduce certain consumer product field inventories to historically low levels in preparation of a new distribution logistical program next fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

     During fiscal 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

     SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The company will be required to adopt the new standard beginning with the first quarter of fiscal year 2000; earlier application is permitted. The adoption of SFAS 133 is not expected to have a material impact on the company's consolidated financial statements.

     SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The company will be required to adopt the SOP at the beginning of fiscal year 2000; earlier application is permitted. Costs incurred prior to the initial application of the SOP should not be adjusted to conform with SOP 98-1. However, costs incurred for all projects in process at the beginning of fiscal year 2000 should apply the provisions established in SOP 98-1. The adoption of SOP 98-1 is not expected to have a material impact on the company's consolidated financial statements.

     During fiscal 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     SFAS 130 establishes standards for reporting and displaying the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. The company is required to adopt SFAS 130 at the beginning of fiscal year 1999, with reclassification of prior period information for comparative purposes. The adoption of SFAS 130 will require additional disclosures, but will not have a material impact on the company's consolidated financial statements.

     SFAS 131 requires disclosure of selected information about operating segments including segment income, revenues, and asset data, as well as descriptive information about how operating segments are determined and the products and services provided by the segments. The company will be required to adopt SFAS 131 beginning with its 1999 fiscal year-end annual report. The company is in the process of evaluating SFAS 131 and the impact on the company's current disclosures.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include whether the announced profit improvement plan can be successfully implemented and expected cost savings can be achieved; the cost of closing certain plants and selling certain business units; the success of new marketing programs; instability in many of the company's markets in Asia and other parts of the world; the strong dollar which increases the cost of the company's products in foreign markets resulting in cancellation of planned projects and limiting the company's ability to increase prices; increased emphasis on price and value affecting consumer buying patterns which affect the company's consumer business; uncertainties inherent in modification of distribution of consumer products from dealer outlets to hardware, home centers, and mass merchant retailers; changes in distributor ownership; increased competition in the company's businesses; the company's ability to integrate recent business acquisitions and to manage alliances successfully; changes in the company's distribution logistics; changes in distributor, dealer or mass merchant purchasing practices; the company's ability to rationalize its product lines and plant configurations; the company's ability to negotiate expected covenant waivers with its banks; and continuing cost overruns affecting manufacturing efficiencies for selected consumer products.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions, and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and summer weather; lack of growth in the company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; unanticipated problems or costs associated with implementation by the company of computer applications that will accommodate the year 2000; the inability of the company's suppliers, customers, creditors and financial service organizations to implement computer applications accommodating the year 2000; the company's ability to develop, manufacture, and sell both new and existing products profitably; seasonal factors in the company's industry; unforeseen litigation; government action including budget levels, regulation and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, and health and safety; labor relations; and availability of materials.

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

RESULTS OF OPERATIONS

The company has experienced poor results for the nine months ended July 31, 1998 compared to last year. The company has been affected by several events outside its control. The lack of snow experienced this year negatively impacted highly profitable snowthrower sales, the wet spring led to lower irrigation sales in certain markets in the second quarter, and weakness in Asia has affected commercial and irrigation golf related sales in that market. The company also was affected by poor execution of the transfer of manufacturing certain consumer product from its closed Mound, Minnesota facility to its El Paso, Texas facility, which has resulted in significant manufacturing inefficiencies. The company also had delays in manufacturing the new Dura-Force(TM) Lawn Boy-Registered Trademark- walk power mower, which did not allow the company to fully capitalize on the acceptance of the new product. The company is focusing on improving the manufacturing efficiencies at its El Paso plant and expects the majority of the issues to be resolved by fiscal year-end. The company has begun a profit improvement plan noted below to improve overall company profitability.

Third quarter net sales were $291.0 million versus $249.3 million last year, an increase of 16.7 percent. Sales would have been up 8.8 percent without the incremental revenue from the acquisitions of Exmark-Registered Trademark- and Drip In. The increase in sales is due to a strong demand for professional turf equipment and parts and certain irrigation products, and the newly acquired Drip In and Exmark-Registered Trademark- products. The increase in sales is also due to a shift of revenue from the second to the third quarter for walk power mowers, which was partially caused by production delays in the first and second quarters. The increase, however, was offset partially by a planned reduction of sales of gas trimmers to certain home centers due to low product profitability. Net loss for the quarter was $2.6 million versus net income of $8.3 million for the same quarter in the previous year, and loss per basic share was $0.20 versus net income of $0.67 per dilutive share last year. The current period net loss was primarily due to restructuring and other unusual expense of $10.5 million along with lower operating margins due to manufacturing inefficiencies experienced at the El Paso facility. The change in results for the prior comparable period was also affected by higher interest expense resulting from higher levels of working capital and interest on debt related to the current year's acquisitions.

Year-to-date net sales were $880.7 million versus $810.4 million last year, an increase of 8.7 percent. Without the incremental revenue of Exmark-Registered Trademark- and Drip In products, sales would have been up only slightly. The increase in net sales without Exmark-Registered Trademark-and Drip In products were due to strong sales of professional turf equipment and irrigation products that were partially offset by the significantly lower levels of shipments for consumer products including snowthrowers, gas powered trimmers, and riding products. Net earnings were $16.4 million versus $29.8 million last year, 1.9 percent of net sales as compared to 3.7 percent of net sales for the same period last year. The reasons for the nine-month decrease in net earnings is due to the significant decrease in consumer sales and the reasons noted for the third quarter decrease.

The company is in the process of implementing a profit improvement plan and is formulating additional programs to reposition the consumer business and make the company as a whole more competitive. The expected primary elements of this strategy include decentralizing manufacturing and inventory management, changes in distribution logistics to an outside provider, sale of the recycling equipment division, and plant closings. The company expects this program will result in restructuring and other unusual expense totaling approximately $15.0 million in fiscal 1998, of which $10.5 million was recorded in the third quarter. Approximately $3.0 to $4.5 million will be expensed in the fourth quarter of fiscal 1998. The company is also reviewing other programs, which could result in additional expense of $3.0 to $5.0 million in fiscal 1999. Due to the additional restructuring and other unusual expense that will be recorded in the fourth quarter, in addition to the reasons discussed below, the company expects a significant loss for the fourth quarter. The expected savings from the profit improvement plan are estimated to be $20.0 million by the end of fiscal 2000.

The following table sets forth net sales by product line.

                                                                       Three Months Ended
                                                ---------------------------------------------------------------
(Dollars in thousands)                            July 31,          August 1,
                                                   1998               1997           $ Change         % Change
                                                ------------     -------------      ------------    -----------
Consumer products .....................          $ 96,138          $ 93,471          $  2,667             2.9%
Commercial products ...................           111,725            89,832            21,893            24.4%
Irrigation products ...................            83,130            65,971            17,159            26.0%
                                                ------------     -------------      ------------
    Total * ...........................          $290,993          $249,274          $ 41,719            16.7%
                                                ------------     -------------      ------------
                                                ------------     -------------      ------------
* Includes international sales of: ....          $ 51,661          $ 48,972          $  2,689             5.5%

                                                                       Nine Months Ended
                                               ---------------------------------------------------------------
(Dollars in thousands)                          July 31,          August 1,
                                                 1998               1997           $ Change    % Change
                                                ------------     -------------      ------------    -----------
Consumer products ....................          $293,855          $333,533          $(39,678)          (11.9)%
Commercial products ..................           368,316           289,819            78,497            27.1%
Irrigation products ..................           218,567           187,082            31,485            16.8%
                                                ------------     -------------      ------------
    Total * ..........................          $880,738          $810,434          $ 70,304             8.7%
                                                ------------     -------------      ------------
                                                ------------     -------------      ------------
* Includes international sales of: ...          $186,038          $184,952          $  1,086             0.6%

CONSUMER PRODUCT SALES

Third quarter net sales of worldwide consumer products were $96.1 million versus $93.5 million last year, an increase of 2.9 percent. The company experienced strong shipments of the Lawn-Boy-Registered Trademark- walk power mowers due to delays in production of the new Dura-Force-TM-Lawn-Boy-Registered Trademark- product that shipped this quarter instead of the second quarter. The Toro-Registered Trademark- branded walk power mower also experienced strong third quarter sales compared to the same period last year due to the prior year's weak spring sales. In addition, dealers are purchasing product closer to retail demand, which management believes may be causing sales to shift from the second to the third quarter. These increases were offset by the planned reduction of sales of gas powered trimmers to certain home centers and a reduction in snowthrower shipments due to inventory carryover at the dealers from last winter.

Year-to-date net sales of worldwide consumer products were $293.9 million versus $333.5 million last year, a decrease of 11.9 percent. Shipments were down for riding products as a result of lower demand for a new garden tractor priced higher than the prior year model and production delays for lawn tractors. Do-it-yourself irrigation sales were below last year due to the wet spring weather experienced this year and the discontinuance of several low margin products. Gas powered trimmer sales were significantly below last year as the company discontinued the product line in certain home centers due to product profitability. International sales were below last year due to product availability. The Canadian demand for the new Dura-Force-TM-Lawn-Boy-Registered Trademark- walk power mowers could not be met due to production delays. The company also believes that sales were lower as a result of a shift in consumer buying patterns from brand specific purchases from dealer outlets to price and value conscious purchases from hardware, home centers, and mass merchant retailers, a trend throughout the industry. Because the company expects this trend to continue, the company recently announced that certain Toro-Registered Trademark- branded walk power mowers will be sold in certain home centers next fiscal year.

As of July 31, 1998, dealer snowthrower inventory is abnormally high due to the lack of snow experienced during the company's first quarter. Sales for snowthrower products are expected to be significantly below prior years' levels in the fourth quarter of fiscal 1998.

COMMERCIAL PRODUCT SALES

Third quarter net sales of worldwide commercial products were $111.7 million versus $89.8 million last year, an increase of 24.4 percent. Despite strong competition, sales of equipment to golf courses did well, reflecting the continued growth of the golf market. Sales were also strong for service parts due to a new maintenance kit program. The acquisition of Exmark-Registered Trademark- in November 1997 also significantly contributed to the sales increase. However, Toro sales to the landscape contractor market were below prior year, when the company conducted a strong marketing effort to sell certain landscape contractor products. International sales were strong due to an increase in demand in the European market for golf course equipment and landscape contractor products, but were offset by weak sales in Asia.

Year-to-date net sales of worldwide commercial products were $368.3 million versus $289.8 million last year, a significant increase of 27.1 percent. The increase was mainly attributable to the addition of Exmark-Registered Trademark- along with strong sales to the landscape contractor market due to new product introductions and continued growth of sales to the golf market, except Asia.

IRRIGATION PRODUCT SALES

Third quarter net sales of worldwide irrigation products were $83.1 million versus $66.0 million last year, an increase of 26.0 percent. Strong domestic golf revenues, the acquisition of Drip In, the growth of the worldwide agricultural irrigation market, and the success of a new marketing program for certain irrigation products contributed to the majority of the increase.

Year-to-date net sales of worldwide irrigation products were $218.6 million versus $187.1 million last year, an increase of 16.8 percent. As mentioned in the quarter comparison, strong golf irrigation revenues and worldwide agricultural irrigation revenues contributed to the increase as did the addition of sales from Drip In. However, sales of certain residential/commercial irrigation products decreased due to wet weather in certain key markets during the spring of the current year.

GROSS PROFIT

Third quarter gross profit was $101.3 million versus $92.4 million last year, an increase of 9.6 percent. As a percentage of net sales, gross profit margin for the third quarter was 34.8 percent versus 37.1 percent last year. The lower gross margin percentage was primarily due to manufacturing inefficiencies at the El Paso facility related to certain consumer products and lower pricing on the Toro-Registered Trademark- branded walk power mowers.

Year-to-date gross profit was $307.3 million versus $292.7 million last year. As a percentage of net sales, year-to-date gross profit margin was 34.9 percent versus 36.1 percent last year. The decrease in gross margin percentage was due to the same contributing factors as in the quarter comparison with the addition of reduced sales of higher gross margin snowthrowers.

Dealer snowthrower inventory is abnormally high at July 31, 1998 due to the lack of snow experienced this past winter. Sales for snowthrower products are expected to be significantly below prior years' levels in the fourth quarter of fiscal 1998. Since snowthrowers tend to have a higher gross profit margin, this is expected to cause a reduction of gross profit in the fourth quarter. Also, continued inefficiencies in the manufacturing of certain consumer products will put a downward pressure on gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Third quarter selling, general and administrative expenses (SG&A) were $89.5 million versus $73.6 million last year, an increase of 21.6 percent. As a percentage of net sales, SG&A increased to 30.8 percent from 29.5 percent for the same quarter in fiscal 1997. The additions of Exmark-Registered Trademark-and Drip In contributed $4.7 million of incremental SG&A expense during the third quarter of fiscal 1998. Without Exmark-Registered Trademark-and Drip In, SG&A increased 1.8 percent as a percent of net sales due to higher costs of promotional programs and administrative expenses related to information services.

Year-to-date SG&A expenses were $256.4 million versus $231.3 million last year, an increase of $25.1 million. The increase was due to the same contributing factors outlined above for the quarter with the addition of higher warranty expense due to product mix from consumer to commercial products and higher overall warranty accrual rates when compared to last year.

RESTRUCTURING AND OTHER UNUSUAL EXPENSE

Third quarter restructuring and other unusual expense was $10.5 million. The restructuring charge consisted of $2.2 million for the severance and asset write-down to the closure of a manufacturing facility and $1.1 million for other restructuring severance costs. Other unusual expense consisted of $3.5 million for the expected loss on the sale of the recycling equipment division and $3.7 million for special consumer marketing programs consisting of rebates and co-op credits in order to reduce certain consumer field inventories to historically low levels in the preparation for a new distribution logistical program next year. Additional restructuring and other unusual expense of $3.0 to $4.5 million are expected to be recorded in the fourth quarter of fiscal 1998.

INTEREST EXPENSE

Third quarter interest expense was $6.7 million versus $5.5 million last year, an increase of $1.2 million. Year-to-date interest expense was $19.4 million versus $15.4 million last year, an increase of $4.0 million. Higher working capital levels as a result of higher inventory and accounts receivable balances and incremental cash required for the acquisitions of Exmark-Registered Trademark- and Drip In also contributed to the increase in interest expense.

OTHER INCOME, NET

Third quarter other income, net, was $1.1 million versus $3.1 million last year, a decrease of $2.0 million. In the prior period, the company received a worker's compensation insurance refund, and the company experienced higher currency losses in the current period. Year-to-date other income, net, was $6.1 million versus $6.0 million last year.

FINANCIAL POSITION AS OF JULY 31, 1998

     JULY 31, 1998 COMPARED TO AUGUST 1, 1997

Total assets at July 31, 1998 were $833.4 million versus $705.0 million on August 1, 1997, an increase of $128.4 million. This increase is comprised of approximately $77.0 million related to the acquisitions of Exmark-Registered Trademark- and Drip In and various other changes discussed below. Net accounts receivable increased by $20.4 million due to increased sales of irrigation and landscape contractor products this year, and the addition of Exmark-Registered Trademark- and Drip In receivables. Inventory also increased $41.2 million due to lower than expected garden tractor sales, higher levels of landscape contractor equipment, and the addition of Exmark-Registered Trademark- and Drip In. Net property, plant, and equipment rose $16.4 million due primarily to the acquisition of Exmark-Registered Trademark- and Drip In, expansion of the corporate headquarters, plant equipment additions, and new tooling projects. Other assets increased $34.9 million mainly as a result of the capitalization of the excess purchase price of Exmark-Registered Trademark- and Drip In over the fair value of the assets acquired.

Total current liabilities were $350.8 million versus $288.3 million last year, an increase of $62.5 million. The majority of this increase was the result of additional short-term borrowings of $63.0 million reflecting the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs and funding a portion of the cost of the acquisitions of Exmark-Registered Trademark- and Drip In. Accounts payable decreased $16.0 million due to the seasonal shut down of certain manufacturing facilities during July 1998. Other accrued liabilities increased $15.2 million, which reflects the restructuring and other unusual expense accrual, additional warranty reserves, and higher marketing reserves. Long-term debt increased $19.3 million as a result of the acquisitions of Exmark-Registered Trademark- and Drip In.

     JULY 31, 1998 COMPARED TO OCTOBER 31, 1997

Total assets at July 31, 1998 were $833.4 million versus $661.6 million at October 31, 1997, an increase of $171.8 million. Accounts receivable increased $69.5 million due to increased receivables from the acquisitions of Exmark-Registered Trademark- and Drip In, the seasonal increase in accounts receivable, and the increased sales of landscape contractor products earlier this year. Inventory increased by $42.9 million due to lower than projected sales of riding products and higher levels of landscape contractor products from lower sales experienced in the third quarter this year along with new product introductions. Net property, plant, and equipment increased $16.1 million due primarily to the acquisition of Exmark-Registered Trademark- and Drip In along with the expansion of the corporate headquarters and plant equipment additions. Other assets increased $41.2 million mainly as a result of the excess purchase price of Exmark-Registered Trademark- and Drip In over the fair value of the net assets acquired.

Total current liabilities at July 31, 1998 were $350.8 million versus $237.8 million at October 31, 1997, an increase $113.0 million. The majority of this increase was short-term borrowing, which increased by $117.0 million reflecting the company's strategy of utilizing short-term borrowing to fund seasonal working capital needs and the funding of a portion of the costs of the acquisitions of Exmark-Registered Trademark- and Drip In. Accounts payable decreased $27.9 million due to the seasonal shut down of certain manufacturing facilities during July 1998. Other accrued liabilities increased by $23.5 million due to the accrual for restructuring and other unusual expenses, higher warranty accruals, and higher sales and marketing accruals. Long-term debt increased $19.3 million as a result of the funding of a portion of the acquisitions of Exmark-Registered Trademark- and Drip In.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first nine months of fiscal 1998 was primarily for the seasonal increase in accounts receivable and inventory. A majority of the increase in inventory came from the consumer business inventory levels for riding products due to lower than expected demand and higher levels of landscape contractor products. Accounts payable has decreased due to the seasonal shut down of certain facilities in July. The Company's working capital needs are funded with $230.0 million of unsecured bank credit lines. The Company also has banker's acceptance financing agreements under which an additional $40.0 million is available.

Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated needs.

The company expects to be out of compliance with its debt interest coverage covenant related to its short-term debt facility in the fourth quarter of fiscal 1998. The company has begun discussions with its banks and anticipates being able to obtain waivers for the expected non-compliance.

INFLATION

The company is subject to the effects of changing prices, however, the company is not currently experiencing any material effects of rising costs. The company attempts to deal with inflationary pressures through a combination of internal cost reduction efforts and selected increases in selling prices of certain products.

YEAR 2000 ISSUE

During 1998, the company has continued with its company-wide program to prepare the company's systems for year 2000 compliance. The year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000.

STATE OF READINESS
The company is nearing completion of its project to replace all core-business information systems with a year 2000 compliant Enterprise Resource Planning
(ERP) software package. The plan is that this software will support all the company's facilities and business units by June 1999 with the exception of the company's European facilities, which are believed to be year 2000 compliant.

Based upon the company's initial assessment, the product that the company sells that contain embedded systems using date logic are irrigation control systems. These products are currently undergoing testing and the majority of them are year 2000 compliant. The testing is planned to be completed by June 1999.

The year 2000 issues list based on the company's initial assessment has over three hundred software and hardware items of which the majority are single-user, departmental or plant systems. The company continues to request year 2000 compliance information from the vendors of their software and hardware items and are in the process of prioritizing business-critical systems that require testing. The company also plan to test our ERP, payroll, and Product Data Management (PDM) systems even though the vendors claim they are year 2000 compliant.

Communications have been sent to the company's customers (dealers and distributors) informing them of the company's efforts and asking them to ensure their business operations are not impacted. Surveys have also been sent to all the company's suppliers requesting information on their year 2000 efforts. The company has also been communicating with certain home centers and mass merchants about the company's readiness as well as theirs for the year 2000.

COSTS
Costs through July 31, 1998 are approximately $1.0 million and have been expensed as incurred. These costs to address the year 2000 issues include contractor support and ERP implementation for recent acquisitions. Estimated identified remaining costs are less than $1.0 million, which include expenses for contract support, telephone system upgrades and business unit system upgrades. The estimated cost of year 2000 issues is less than 10 percent of the company's information system budget. No significant information system projects have been deferred to accommodate the year 2000 issues.

RISKS
The company is currently undergoing the testing of its core-business operating and financial systems and as such, the company is uncertain of the risks the year 2000 will have on its business operations. Another area of risk appears to be whether the company's business partners, including the dealers, distributors, banks, and suppliers will be compliant.

Testing remains to be performed to validate assumptions, which is planned to continue through June 1999. The company believes this should be enough time to fix or replace any business critical problems discovered during the testing phase.

CONTINGENCY PLANS
The company's contingency plans will evolve as the testing phase of the business-critical systems and technologies is completed. The company is in the early stages of defining a Business Resumption Plan, which will include documented manual processes for critical business functions that could be invoked for any type of business interruption, which would include any year 2000 issues.

Certain irrigation control systems discussed above that the company sells that contain embedded date logic are currently undergoing testing, which is estimated to be completed in June 1999. If the embedded systems are not year 2000 compliant, the worst case scenario is that the company would need to replace the hardware and software of the systems, which would cost approximately $1.0 to $2.0 million.

                       PART II.  OTHER INFORMATION

Item 5.  Other Information

Rule 14a-4 Notice of Deadline for Certain Stockholder Proposals

        A stockholder who wishes to make a proposal for consideration at the Annual Meeting of Stockholders expected to be held on March 11, 1999 (the "1999 Annual Meeting"), but does not seek to include the proposal in the company's proxy statement with respect to the meeting in accordance with Rule 14a-8 (a "non-14a-8 proposal"), must timely and properly notify the company in accordance with the provisions of the company's Bylaws, but not later than January 17, 1999 nor earlier than December 18, 1998. If a non-14a-8 proposal is not timely and properly made in accordance with the procedures set forth in the bylaws, the defective proposal shall not be brought before the meeting and shall be disregarded. If the proposal were nonetheless brought before the meeting and the chairman of the meeting did not exercise his power and duty to declare that such a defective proposal be disregarded, the persons named on the company's proxy card for the 1999 Annual Meeting would use their discretionary voting with respect to such proposal.

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

     3(ii) and 4(d)     Bylaws of Registrant (incorporated by reference to
                        Exhibit 3.3 toRegistrant's Annual Report on Form 10-K
                        for the year ended July 31, 1991, Commission File No.
                        1-8649).

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

     10(iii)(a)         Form of Employment Agreement in effect for certain
                        officers of Registrant, as amended.

     10(iii)(b)         1992 Directors Stock Plan, as amended.

     10(iii)(c)         Annual Management Incentive Plan II for officers of
                        Registrant, as amended.

     10(iii)(d)         1985 Incentive Stock Option Plan, as amended
                        (incorporated by reference Exhibit 10(b) to Registrant's
                        Annual Report on Form 10-K for the year ended July 31,
                        1993).

     10(iii)(e)         1989 Stock Option Plan, as amended.

     10(iii)(f)         1993 Stock Option Plan, as amended.

     10(iii)(g)         Continuous Performance Award Plan, as amended.

     10(iii)(h)         The Toro Company Supplemental Management Retirement Plan
                        (incorporated by reference Exhibit 10(iii)(h) to
                        Registrant's Annual Report on Form 10-K for the year
                        ended October 31, 1996).

     10(iii)(i)         Chief Executive Officer Succession Incentive Agreement dated as of
                        July 31, 1995, as amended.

     10(iii)(j)         The Toro Company Deferred Compensation Plan for Officers, as
                        amended.

     11                 Computation of Earnings per Share of Common Stock and Common
                         Stock Equivalent (page 18 of this report).

     27                 Financial Data Schedule; electronic filing only.

(b)    Reports on Form 8-K

     A current Report on Form 8-K dated May 27, 1998 was filed to report the Company's adoption of a Rights Agreement dated as of May 20, 1998 between the company and Norwest Bank of Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE TORO COMPANY
                                  (Registrant)

                                By /s/ Stephen P. Wolfe
                                   ------------------------------
                                   Stephen P. Wolfe
                                   Vice President, Finance
                                   Chief Financial Officer
                                   (principal financial officer)



Date:  September 11, 1998