Form 10-K
period 1998-10-31
TORO CO
filed 1999-01-29
CIK 737758

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-K


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Fiscal Year Ended October 31, 1998.


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

                              --------------------------

              Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
Common Stock, par value $1.00 per     New York Stock Exchange
   share
Preferred Share Purchase Rights       New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  / X /     No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on January 7, 1999 as reported by the New York Stock Exchange, was approximately $384,891,687.

The number of shares of Common Stock outstanding as of January 7, 1999 was 12,565,257.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1998 are incorporated by reference into Parts I, II, and IV.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held March 24, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   THE TORO COMPANY
                                      FORM 10-K
                                  TABLE OF CONTENTS

PART I.     DESCRIPTION                                            PAGE NUMBERS
ITEM 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . . .3-10

ITEM 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 12

ITEM 4.        Submission of Matters to a Vote of Security Holders . . . . 12

               Executive Officers of the Registrant. . . . . . . . . . . 13-14

PART II.

ITEM 5.        Market for the Registrant's Common Stock and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . . 15

ITEM 6.        Selected Financial Data . . . . . . . . . . . . . . . . . . 15

ITEM 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . 16-17

ITEM 7A.       Quantitative and Qualitative Disclosures about
                 Market Risk . . . . . . . . . . . . . . . . . . . . . . . 17

ITEM 8.        Financial Statements and Supplementary Data . . . . . . . . 17

ITEM 9.        Disagreements on Accounting and Financial Disclosure. . . . 17

PART III.

ITEM 10.       Directors and Executive Officers of the Registrant. . . . . 18

ITEM 11.       Executive Compensation. . . . . . . . . . . . . . . . . . . 18

ITEM 12.       Security Ownership of Certain Beneficial Owners and
                 Management. . . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 13.       Certain Relationships and Related Transactions. . . . . . . 18

ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . 19-21

               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 22

                                        Part I
--------------------------------------------------------------------------------

                                   ITEM 1. BUSINESS

INTRODUCTION

The company designs, manufactures, and markets professional turf maintenance equipment, irrigation systems, landscaping equipment, agricultural irrigation systems, and consumer products. The company produced its first lawn mower for golf course fairways in 1921 and its first lawn mower for home use in 1939 and has continued to enhance its product lines ever since.

Toro's web sites on the Internet are at www.toro.com, www.exmark.com, www.irritrolsystems.com, www.lawnboy.com, www.lawngenie.com, www.nsn.com. You can learn about the company and its products by visiting these web sites.

The company emphasizes quality and innovation in its products, manufacturing, and marketing. The company strives to provide well built, dependable products supported by an extensive service network. The company's commitment and funding for engineering costs, as well as acquisition strategy and its licensing and related agreements, have all contributed to improvement of existing products and new product development efforts. Through these efforts, the company is responsive to trends, which may affect its target markets now and in the future. The company believes that a significant portion of its revenues in recent years have been attributable to its new and enhanced products.

The company has expanded its product lines and services in recent years by making acquisitions and strategic alliances. See "Acquisitions, Divestitures, and Strategic Alliances" below.

The company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914. It was reincorporated in Delaware in 1983. The company's executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota 55420-1196, telephone number (612) 888-8801. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. The company finances a significant portion of its receivables through Toro Credit Company ("Toro Credit"), its wholly owned finance subsidiary.


OUTDOOR MAINTENANCE EQUIPMENT

The company classifies its operations into one industry segment, outdoor maintenance equipment. The company continues to be a leader in transforming advanced technologies into products and services that provide solutions for landscape and turf care maintenance and beautification demands. Following is a summary of Toro's product lines:


CONSUMER PRODUCTS
Toro markets its consumer products to homeowners through a variety of distribution channels, including distributors, dealers, home centers, and mass retailers. These products are sold mainly in North America, Europe, Asia, and Australia, with the exception of snow removal products which are only sold in North America and Europe.

     WALK POWER MOWERS. The company has manufactured walk power mowers for residential use since 1939. Its walk power lawn mowers are gasoline, battery, and electric powered. The company manufactures numerous models of walk power mowers under its brand names Toro-Registered Trademark- and Lawn-Boy-Registered Trademark-, including both four-cycle and two-cycle gas engine models, and corded and battery electric models. Models differ as to cutting width, type of starter mechanism, type of bagging, controls, and power sources, and are either self-propelled or push mowers. Certain of the lawn mowers are backed by the company's "Guaranteed To Start" program and some Lawn-Boy-Registered Trademark- models are equipped with a two-cycle engine manufactured by the company. In fiscal 1998, the company introduced its new two-cycle low-emission Lawn-Boy-Registered Trademark-DuraForce-TM- walk power mower and a new line of shorter-width European Toro-Registered Trademark- walk power mowers.

     RIDING MOWERS AND LAWN AND GARDEN TRACTORS. The company manufactures riding lawn mowers and lawn and garden tractors under its brand name Toro-Registered Trademark-Wheel Horse-Registered Trademark-, which range from an eight horsepower rear engine rider model with a 25 inch deck, to a 23 horsepower diesel engine garden tractor model with a 60 inch side-discharge deck. The front engine model's are available with a variety of decks and accessories. Recycler-Registered Trademark- technology is available in select models. Some models are equipped with hydrostatic transmissions and/or low-emission engines.

     HOME SOLUTIONS PRODUCTS. The company designs and markets electrical and gas products under the Toro-Registered Trademark- brand name. These products, which include homeowner-installed, plastic and metal, low-voltage and solar lighting, gas and electric flexible line trimmers, and electric blowers, are intended to require little or no after sales service. In fiscal 1998, Toro introduced a more powerful and quieter version of its electric blower, the Toro-Registered Trademark- QuieTech-TM-. Toro also sells do-it-yourself irrigation products under the Toro-Registered Trademark- and Lawn Genie-Registered Trademark- brand names to certain home centers and mass retailers.

     SNOW REMOVAL PRODUCTS. The company manufactures and markets a range of electric and gas single-stage and gas two-stage snowthrower models under the Toro-Registered Trademark- and Lawn-Boy-Registered Trademark- brand names. Single-stage snowthrowers, developed by the company and first introduced in 1965, are walk-behind units with a lightweight gasoline engine or electric motor or some including Power Curve-Registered Trademark- snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas with engines ranging from five to twelve horsepower. Units with eight horsepower and above can be equipped with the Power Shift-Registered Trademark- snowthrower technology.

PROFESSIONAL TURF PRODUCTS
Toro markets professional turf products worldwide through a network of distributors and dealers. The products are then sold to the end user professional who maintains golf courses, sports fields, municipality properties, and landscapes.

     COMMERCIAL PRODUCTS. Professional turf maintenance equipment marketed under the Toro-Registered Trademark- brand name is the company's oldest product line, which began in 1921 with tractor-pulled reel mowers for golf courses. Today, the company's expanded product line includes products designed for large turf areas of schools, parks, cemeteries, sports fields, plant sites, apartment buildings, and townhouse complexes, as well as golf courses. Management believes that golf courses will continue to be a significant market for turf maintenance equipment as new golf course construction continues throughout the world, with the exception of Asia which is experiencing an economic recession, and existing courses continue to provide the greatest market for Toro products. Increasing emphasis is being placed on the golf and landscape contractor markets.

     Products for the golf course include turf sprayer equipment, utility vehicles, riding and walk power reel mowers for the putting green, and riding and pull-behind large reel and rotary products for the fairway, rough and trim cutting, turf aeration, and sandtrap/bunker maintenance.

     Products for the landscape contractor market include mid-size walk power mowers, zero-turning radius riding mowers, handheld trimmers, and compact utility vehicles. The company markets products for landscape contractors under both the Toro-Registered Trademark- and Exmark-Registered Trademark-brands. See "Recent Developments - Acquisitions, Divestitures, and Strategic Alliances" below for information on the company's recent acquisition of Exmark products.

     The company acquired the manufacturing, sales, and distribution rights to Dingo-Registered Trademark- Digging Systems (Dingo) in fiscal 1997. The Dingo-Registered Trademark- utility vehicle is a cornerstone product for the newly established Toro-Registered Trademark- Sitework-TM- Systems product line, which improves efficiency in the construction and creation of landscapes. The company began manufacturing and selling the Toro-Registered Trademark- Sitework-TM- Systems in fiscal 1998 for the U.S. market.

     Other products for all commercial markets include riding rotary units with out-front cutting decks ranging from 52 inches to 16 feet, turf sweepers, and multipurpose vehicles and attachments designed for flexibility of use.

     IRRIGATION PRODUCTS. Turf irrigation products marketed under the Toro-Registered Trademark- and Irritrol-Registered Trademark- Systems brand names include sprinkler heads and electric and hydraulic control devices designed to be used in turf irrigation systems for residential, commercial, golf course, and agricultural use. These products are installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems.
     Control valves activate the sprinkler heads and controllers typically activate electric or hydraulic lines to control the valves and sprinkler heads. The acquisition of Drip In in fiscal 1998 enhanced Toro's product line for the agricultural micro-irrigation market, including drip tape, hose, emitters, and other micro-irrigation products. The company's irrigation products are used in 74 of the golf courses rated among the top 100 courses in the United States by GOLF DIGEST, dated May 1997.

See the table entitled "Net Sales By Product Line" under the caption "Results of Operations" in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 of the company's Annual Report to Stockholders for the fiscal year ended October 31, 1998 for information regarding revenues in the consumer, commercial, and irrigation product lines, which information is incorporated herein by reference.

INTERNATIONAL OPERATIONS
The company currently distributes its products worldwide with sales and/or distribution offices in the United States, Canada, Belgium, the United Kingdom, Australia, Singapore, Japan, and Italy. New product development is pursued primarily in the United States.

Products marketed outside of North America are sold in compliance with local safety standards. All products shipped to Europe are designed to conform to European Community Certification standards. In addition to developing new market-specific products, the International business is adding customers in new regions. Emerging markets in Argentina, Russia, and the Czech Republic have recently been added to the distribution base.

RECENT DEVELOPMENTS

     PROFIT IMPROVEMENT PLAN
     In fiscal 1998, Toro implemented a profit improvement plan to reposition the consumer business and improve overall company profitability and competitiveness. This strategy included organizational changes in the consumer division, decentralizing manufacturing and inventory management, initiating a multi-year strategy for warehousing and transportation services with third party vendors, sale of the recycling equipment business, the restructuring of the professional fertilizer business, and plant closings.

     ACQUISITIONS, DIVESTITURES, AND STRATEGIC ALLIANCES
     In fiscal 1998, Toro announced the establishment of Logistics 2000, a multi-year supply chain management program to streamline the supply chain and provide greater inventory control and management. Toro entered into a contract with GATX Logistics, Inc. for logistics management and systems integration services. These services include transportation, storage, and distribution of selected Toro products. The first phase of the plan includes closing leased warehouses in Riverside and Laguna Niguel, California, and transferring their irrigation inventories to GATX's facility in Mira Loma, California. Also, GATX will assume management and warehousing responsibilities of the recently closed Sardis, Mississippi manufacturing facility. The company is currently evaluating expansion of Logistics 2000. Phase two of the program could include additional GATX-managed regional distribution centers for all Toro goods. The expected benefits after Logistics 2000 is fully implemented are greater efficiency along with better fill rates, improved time of delivery, and reduced overall system inventories.

     In February 1998, the company acquired GR Driplines, Incorporated (Drip
     In), a manufacturer of agricultural micro-irrigation products with a reputation for quality and innovation. Drip In is headquartered in Madera, California and employs approximately 60 people in a 58,000 square foot facility.

     In November 1997, the company acquired Exmark Manufacturing Company Incorporated (Exmark), a leading manufacturer of equipment for the professional landscape contractor industry. Exmark is headquartered in Beatrice, Nebraska and produces mid-sized walk-behind power mowers and zero-turning radius riding mowers for professional contractors. Exmark employs approximately 280 people in a 164,000 square foot facility.

     In September 1997, the company acquired the manufacturing, sales, and distribution rights to Dingo-Registered Trademark- Digging Systems (Dingo). The Dingo-Registered Trademark- utility vehicle is the cornerstone product for the newly established Toro-Registered Trademark- Sitework-TM- Systems product line. The Dingo-Registered Trademark- is a rugged, compact, and powerful piece of equipment with more than 35 attachments that can dramatically increase landscape contractors' productivity. The company manufactures and sells Dingo-Registered Trademark- landscape products under the Toro-Registered Trademark- Sitework-TM- brand name for U.S markets.

     In December 1996, the company acquired James Hardie Irrigation Group (Hardie) from James Hardie Industries Limited of Australia (JHI Limited). Hardie was a worldwide leader in the production of irrigation systems to the residential/commercial landscape market. Hardie manufactured products for all major segments of the irrigation market, except for the golf market, and sold to distributors and retailers worldwide. Hardie offered a broad range of irrigation products and had leading positions in valves and controllers worldwide. Hardie products are now marketed under the Irritrol-Registered Trademark- Systems brand through its existing global distribution network. The Lawn Genie-Registered Trademark- brand for the mass retailer market is expected to become a leading presence in do-it-yourself home irrigation.

     In the fourth quarter of fiscal 1998, Toro completed the sale of its non-core recycling equipment business. The company also announced that it is restructuring its non-core professional fertilizer business, including the possibility of selling portions of the business.

     SOFTWARE AND ISO 9000
     In 1998, the company continued integrating its operations to an enterprise-wide software system, which is expected to be completed in fiscal 1999 with the exception of two domestic subsidiaries and the company's European subsidiaries. ISO 9000 continues to be a priority for the company's manufacturing facilities. The manufacturing facilities at Tomah, Wisconsin, Shakopee, Minnesota, Riverside, California, and the commercial business unit at Bloomington, Minnesota maintained their certification in fiscal 1998 and Windom, Minnesota and Oxford, Mississippi are working towards ISO 9000 certification in fiscal 1999.

MANUFACTURING AND PRODUCTION
In some areas of its business, the company is primarily an assembler while in others it is a fully integrated manufacturer. The company's consumer spring and summer products are generally manufactured in the winter and spring months and its consumer fall and winter products are generally manufactured in the summer and fall months. The company's irrigation and commercial products are manufactured throughout the year. A majority of the company's manufacturing facilities are located in the United States, with the exception of some irrigation production facilities that are located in Australia and Italy.

Sales to independent distributors and dealers closely correspond with Toro's production levels, which are based on its estimates of the demand for its products, taking into account the timing of shipments, distributor and dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for the manufacture of new or different models, the efficient use of manpower and facilities, labor disruptions, and other matters not within Toro's control.

Management continues to seek greater efficiencies and improve work processes throughout the company. Toro's total quality process is focused on improving product quality, customer response time, and reducing overall product cost.

SOURCES AND AVAILABILITY OF RAW MATERIALS
Most of the components for the company's products are commercially available from a number of sources and the company is generally not dependent on any one supplier. In fiscal 1998, Toro experienced no significant or unusual problems in the purchase of raw materials or commodities. The largest component costs are generally engines, transmissions, and electric motors. The company purchases most of its engines and motors for consumer and commercial products from several suppliers from around the world. In addition, the company manufactures two-cycle engines for some of its consumer products.

SERVICE AND WARRANTY
Toro products are warranted to the end-user to ensure end-user confidence in design, workmanship, and material quality. Warranty lengths vary depending on whether use is "residential" or "commercial" within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. In general, warranties tend to be for six months to five years, and cover all parts and labor for non-maintenance repairs and wear items, provided the repair was not necessitated by operator abuse, improper use, or negligence. An authorized independent Toro distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement to Toro and are credited for the cost of repairs and labor as long as the repairs meet Toro's prescribed standards. Warranty expense is accrued at the time of sale based upon historical claims by individual products. Special warranty reserves are also accrued for specific known product modifications. Service support outside of the warranty period is provided by independent Toro distributors and dealers at the customer's expense.

TRADEMARKS AND PATENTS
Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks Toro-Registered Trademark-, Wheel Horse-Registered Trademark-, Lawn-Boy-Registered Trademark-, Irritrol-Registered Trademark- Systems, and Lawn Genie-Registered Trademark-, all of which are registered in the United States and in the principal foreign countries in which the company markets its products. With the recent acquisitions of Exmark and Drip In, the company acquired the Exmark-Registered Trademark- and Drip In-Registered Trademark- brand names. The company also manufactures and sells Dingo-Registered Trademark- landscape products under the Toro-Registered Trademark- Sitework-TM- Systems brand name for U.S. markets.

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

SEASONALITY
Sales of the company's consumer products, which accounted for approximately 34 percent of total sales in fiscal 1998, are seasonal with greater sales of lawn and garden products occurring between February and July, and of snow removal equipment occurring between August and January. Opposite seasons in some global markets somewhat moderate this seasonality in consumer product sales. Seasonality in irrigation and commercial product sales also exists, but is tempered because the selling season in West Coast and Southern states continues for a longer portion of the year than in northern states. Overall, worldwide sales levels are highest in the second quarter. Historically, accounts receivable balances increase between January and April as a result of extended payment terms made available to the company's customers. Accounts receivable balances decrease between May and August when payments are made. The seasonal requirements of the business are financed from operations and with short-term bank lines of credit, where the peak borrowing usually occurs between February and May.

DISTRIBUTION AND MARKETING
The company markets the majority of its Toro branded products principally through 39 domestic and 107 foreign distributors, and a number of home centers and mass retailers in more than 70 countries worldwide. Toro-Registered Trademark- and certain Lawn-Boy-Registered Trademark- consumer products such as walk power mowers, riding mowers, and snowthrowers are sold to distributors for resale to retail dealers throughout the United States. Home solutions products and most Lawn-Boy-Registered Trademark- products are also sold directly to home centers and mass retailers. Beginning in the spring of fiscal 1999, the Toro-Registered Trademark- Recycler-Registered Trademark- walk power mower will be sold in certain home centers. Commercial and irrigation products are sold to distributors for resale to irrigation contractors, municipalities, and golf courses. Irrigation products are also sold through distributors to irrigation dealers and direct to irrigation dealers, mass retailers, and home centers for resale to contractors, golf courses, and end-users. Internationally, consumer products are sold to distributors for resale to retail dealers and mass merchandisers outside the United States, principally in Canada and Western Europe. Some irrigation and consumer products are sold directly to retail dealers in Canada, Australia, and Western Europe.

The company's current marketing strategy is to maintain distinct and separate brands and brand identification for Toro-Registered Trademark-, Toro-Registered Trademark- Wheel Horse-Registered Trademark-, Lawn-Boy-Registered Trademark-, and Irritrol-Registered Trademark- products, as well as the recently acquired Exmark-Registered Trademark- and Drip In-Registered Trademark- products. The Exmark-Registered Trademark- brand is distributed through approximately 25 distributors for resale to retail dealers throughout North America.

The company's distribution systems for the sale of its products are intended to assure quality of sales and market presence as well as effective after-market service. The company considers its distribution network to be a competitive asset in marketing Toro-Registered Trademark-, Toro-Registered Trademark- Wheel Horse-Registered Trademark-, Lawn-Boy-Registered Trademark-, Irritrol-Registered Trademark-, and Exmark-Registered Trademark- products.

The company advertises its products during appropriate seasons throughout the year on television, radio, and in print. Most of the company's advertising emphasizes its brand names. Advertising is paid by the company as well as through cooperative programs with distributors, dealers, home centers, and mass retailers.

CUSTOMERS
No material part of the company's business is dependent upon a single customer. While the loss of any substantial customer could have a material short-term impact on the company's business, Toro believes that its diverse distribution channels should minimize the long-term impact on any such loss.

BACKLOG OF ORDERS
The approximate backlog of orders believed to be firm at October 31, 1998 was $27,693,000.

Due to the company's implementation of its enterprise-wide software system that was in progress at the time, it was necessary to estimate the backlog of orders at October 31, 1997. That estimate at October 31, 1997 was $68,525,000, which was an estimate based on sales for the first quarter of fiscal 1998. The backlog of orders for October 31, 1998 was based on an actual run from the company's now-installed operating system at October 31, 1998 and should not be compared to the October 31, 1997 number.

The company expects that all existing backlog can be filled in fiscal 1999.

COMPETITION
The company's products are sold in highly competitive markets throughout the world. The principal competitive factors in the company's markets are pricing, product innovation, quality, and service. Pricing has become more of a factor, especially for the consumer and commercial products. Management believes the company offers total solution, full service packages with high quality products
that have the latest technology and design innovations.   Also, by selling
Toro-Registered Trademark-, Toro-Registered Trademark-Wheel Horse-Registered Trademark-, Lawn-Boy-Registered Trademark-, Exmark-Registered Trademark-, and Irritrol-Registered Trademark- Systems branded products through a network of distributors, dealers, hardware, home center, and mass retailers, the company offers comprehensive service support during and after the relevant warranty period. The company competes in all product lines with numerous manufacturers, many of which have substantially greater financial resources than the company. Management believes that its commitment to product innovation, its distribution systems, and its focus on target markets, position it well to compete in these various markets.

     CONSUMER
     The company's principal competitors for mowing and snow equipment are Frigidaire Home Products, Inc. (a subsidiary of Electrolux AB), Deere & Company, Honda Motor Co., Ltd., MTD Products, Inc., Murray Ohio Manufacturing Co., Inc. (a subsidiary of Tompkins Corp.), Sears, Roebuck and Co., Snapper Power Equipment (a division of Metro Media), Ariens Company, Cub Cadet Power Equipment, Garden Way, Incorporated, and Simplicity Manufacturing Company. The principal competitors in home solutions products are The Black and Decker Corporation, Malibu Lighting (a registered trademark of Intermatic, Inc.), Poulan/Weed Eater, and Homelite (a division of Deere & Company).

     COMMERCIAL
     The company's commercial products compete with products from numerous manufacturers, but the principal competitors across most of the company's commercial product lines are Deere & Company, Lesco Inc., National Mower, Jacobsen/Textron, and Ransomes Sims & Jefferies PLC (recently acquired by Textron, Inc.)

     IRRIGATION
     The company's principal competitors in irrigation products are Hunter Industries, Rain Bird Sprinkler Manufacturing Corporation, Netafim, and T-Systems International.

     INTERNATIONAL
     The international market is generally fragmented so that the degree of competition varies among the different countries in which the company markets its consumer, commercial, and irrigation products. Most competitors in the irrigation and commercial product lines are based in the United States. Consumer product lines can face more competition where foreign competitors manufacture and market competing products in their countries at a lower cost. In addition, fluctuations in the value of the U.S. dollar may affect the price of the company's products in such markets, thereby affecting their competitiveness.

GOVERNMENTAL REGULATION
The company's consumer products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The company is also subject to certain federal and state environmental, occupational safety, transportation, and other regulations, none of which has had a material adverse effect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June of 1995. Toro's four-cycle engine suppliers are currently in compliance with these regulations. The company received certification in January 1998 on its own two-cycle walk power mower engines and earlier on the two-cycle snowthrower engines. Both now comply with Phase I regulations. This will allow the company to continue producing its two-cycle engines at its Oxford, Mississippi plant through the calendar year 2002.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
With the exception of irrigation production facilities in Australia and Italy, all of the company's production facilities are located in the United States. Substantially all financial transactions are in U.S. dollars, although sales of the company's foreign subsidiaries, which are insignificant when compared to total company sales, may be conducted in local currencies.

A portion of the company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the company enters into foreign currency exchange contracts. These contracts are designed to hedge firm and anticipated foreign currency transactions.

Export sales were $153,500,000 for the year ended October 31, 1998, $161,836,000 for the year ended October 31, 1997, and $140,919,000 for the year ended October 31, 1996. The identifiable assets attributable to foreign operations were not significant as of October 31, 1998.

See Notes to the Consolidated Financial Statements of the company contained in the company's Annual Report to Stockholders for the fiscal year ended October 31, 1998 for additional information relating to currency risk management on page 18 and for information on international and export sales by geographic area on page 32, which information is incorporated herein by reference.

WHOLESALE FINANCING
Toro Credit Company, a wholly owned finance subsidiary of the company, provides financing of products manufactured by Toro for North American distributors and approximately 250 domestic dealers. Toro Credit Company purchases selected receivables from Toro and its independent consumer product distributors for extended periods, which enables the independent distributors and dealers to carry representative inventories of equipment. Down payments are not required, and for each product line, finance charges during the pre-season period are incurred primarily by Toro. During the in-season period, finance charges are accrued to the accounts of the distributor or dealers, and during the carry-over period, finance charges may be shared. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payments as the equipment which secures the indebtedness is sold to customers. Rates are generally based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based upon the product that is financed.

Independent Toro dealers that do not finance through the Toro Credit Company finance their inventories with a third party financing source. The finance charges represent interest for a pre-established length of time at a predefined rate from a contract with this third party financing source.

Dealer and distributor defaults in recent years have not been significant.

YEAR 2000
The discussion of year 2000 issues in the Management Discussion and Analysis section in the Annual Report, on page 17, is incorporated herein by reference.

EMPLOYEES
During fiscal 1998, the company employed an average of 4,695 employees. The total number of employees at October 31, 1998 was 4,381. Four collective bargaining agreements, one expiring in October 1999, one expiring in May 2000, one expiring in August 2000, and one expiring in September 2001 cover approximately 22 percent of these employees.

As a result of the acquisitions of Exmark and Drip In, the company added approximately 320 non-union employees.

Management considers its overall relations with its employees to be good.

                                  ITEM 2. PROPERTIES

The company utilizes manufacturing and office facilities, which total approximately 3,751,000 square feet of space. Toro also utilizes 20.34 acres as a testing facility. Plant utilization varies during the year depending upon the production cycle. In fiscal 1998, the company announced the closing of its production facilities at Sardis, Mississippi and Olathe, Kansas. The company considers each of its current facilities in use to be in good operating condition and adequate for its present use. Management believes that it has sufficient capacity to meet its current production needs. The following schedule outlines the company's significant facilities by location, ownership and function:

---------------------------------------------------------------------------------------------------------------
          Location                    Ownership                       Products Manufactured / Use
---------------------------------------------------------------------------------------------------------------
 Plymouth, WI                           Owned            Parts distribution center, office
 Windom, MN                         Owned/Leased         Consumer components and products and warehouse
 Lakeville, MN                         Leased            Finished Goods distribution center, office
 Bloomington, MN                    Owned/Leased         Corporate headquarters and test facility
 Tomah, WI                          Owned/Leased         Consumer and Commercial products and warehouse
 Baraboo, WI                           Leased            Finished Goods distribution center, office
 Riverside, CA                      Owned/Leased         Irrigation and Consumer products and warehouse, office
 Evansville, IN                        Leased            Consumer and Commercial products
 Beatrice, NE                           Owned            Commercial products, office
 Shakopee, MN                           Owned            Components for consumer and commercial products
 El Paso, TX                        Owned/Leased         Irrigation and Consumer products and warehouse
 Beverley, Australia                    Owned            Office and distribution center
 Murray Bridge, Australia               Owned            Irrigation products and warehouse
 El Cajon, California                   Owned            Irrigation products and warehouse
 Oxford, MS                             Owned            Components for consumer products
 Oevel, Belgium                         Owned            Finished goods distribution center, office
 Madera, CA                             Owned            Agricultural irrigation products and warehouse, office
 Laguna, CA                            Leased            Irrigation products warehouse
 Braeside, Australia                   Leased            Irrigation products warehouse
 Lincoln, NE                           Leased            Commercial products warehouse
 DFW Airport, TX                       Leased            Distribution facility
 Mountaintop, PA                       Leased            Parts distribution center



Toro also owns and leases other facilities that are currently idle and available for sale or subleasing.

                              ITEM 3. LEGAL PROCEEDINGS

The company is a party to litigation in the ordinary course of its business. Ongoing litigation primarily involves claims for damages arising out of the use of the company's products, some of which include claims for punitive as well as compensatory damages. The company is also subject to administrative proceedings in respect to certain claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and clean up costs. Management is of the opinion that amounts which may be awarded or assessed in connection with these matters will not have a material effect on the company's financial position. Further, the company maintains insurance against product liability losses.

           ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons deemed to be executive officers of the company, discloses their age and position with the company as of January 7, 1999 and positions held by them during the last five years. Officers are elected or appointed annually. A complete list of all officers of the company is found on page 36 of the company's Annual Report to Stockholders for the year ended October 31, 1998.

------------------------------------------------------------------------------------------------------------------------------------
       Name, Age and Position with the Company                          Business Experience During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
 Kendrick B. Melrose                                  Elected Chairman of the Board in December 1987 and Chief Executive Officer in
 58, Chairman and Chief Executive Officer             December 1983.
------------------------------------------------------------------------------------------------------------------------------------
 J. David McIntosh                                    Elected Executive Vice President, Professional Businesses and International
 55, Executive Vice President, Professional           August 1998.  From September 1996 to August 1998, he served as Group Vice
 Businesses and International                         President.  From January 1992 to September 1996, he was appointed Vice
                                                      President and General Manager, Consumer Division.
------------------------------------------------------------------------------------------------------------------------------------
 Stephen P. Wolfe                                     Elected Vice President Finance, Treasurer in June 1997 and Chief Financial
 50, Vice President Finance, Treasurer and            Officer in May 1997.  Appointed Vice President in August 1994.  Elected
 Chief Financial Officer                              President, Toro Credit Company in July 1990.
------------------------------------------------------------------------------------------------------------------------------------
 J. Lawrence McIntyre                                 Elected Vice President in July 1993.  Elected Secretary and General Counsel in
 56, Vice President, Secretary and General Counsel    August 1993.  Prior to July 1993, he was a shareholder with Doherty, Rumble &
                                                      Butler Professional Association.
------------------------------------------------------------------------------------------------------------------------------------
 Karen M. Meyer                                       Elected Vice President, Administration August 1998.  From December 1991 to
 49, Vice President, Administration                   August 1998, she served as Vice President, Human Resources/Administrative
                                                      Services.
------------------------------------------------------------------------------------------------------------------------------------
 Dennis P. Himan                                      Appointed Vice President and General Manager, Landscape Contractor Businesses
 54, Vice President and General Manager Landscape     August 1998. From June 1997 to August 1998, he served as Vice President,
 Contractor Businesses                                Distributor Development and Mergers/Acquisitions.  From March 1996 to June
                                                      1997, he served as Vice President and Treasurer.
------------------------------------------------------------------------------------------------------------------------------------
 Michael J. Hoffman                                   Appointed Vice President and General Manager, Commercial Business November
 43, Vice President and General Manager               1997.  From November 1996 to November 1997, he served as General Manager of
 Commercial Business                                  the Commercial Division.  He served as Managing Director, Recycling Division from March 1994 to October 1996 and as Director of Marketing and Service,
                                                      Commercial Division from September 1989 to March 1994.
------------------------------------------------------------------------------------------------------------------------------------
 William D. Hughes                                    Appointed Vice President and General Manager, Consumer Business August 1998.
 48, Vice President and General Manager               From September 1983 to August 1998, he was Chairman and Chief Operating
 Consumer Business                                    Officer of Turf Equipment and Supply Company, Inc.
------------------------------------------------------------------------------------------------------------------------------------
 Randy B. James                                       Appointed Vice President and Controller in December 1988.
 55, Vice President and Controller
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
 Richard W. Parod                                     Appointed Vice President and General Manager, Irrigation Business March 1997.
 45, Vice President and General Manager               From December 1993 to March 1997, he served as President of James Hardie
 Irrigation Business                                  Irrigation, Inc.  From September 1993 to December 1993, he served as Chief
                                                      Financial Officer of James Hardie Irrigation, Inc.
------------------------------------------------------------------------------------------------------------------------------------
 Richard R. Pollick                                   Appointed Vice President and General Manager, International Business in March
 59, Vice President and General Manager               1990.
 International Business
------------------------------------------------------------------------------------------------------------------------------------


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

                                       Part II
--------------------------------------------------------------------------------

All information incorporated by reference in this Part II is from the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1998 ("Annual Report").

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Toro Common Stock (including related Preferred Share Purchase Rights) is listed for trading on the New York Stock Exchange. As of January 7, 1999 there were 6,393 holders of record of the company's common stock.

See "Quarterly Financial Data" on page 33 of the Annual Report for dividends paid and range of high and low sales prices for the company's common stock on the New York Stock Exchange on a quarterly basis for the period from November 1, 1996 to October 31, 1998, which information is incorporated herein by reference.

Although the company intends to declare cash dividends on a quarterly basis in the future, the determination as to the payment and the amount of any cash dividend will depend upon the company's then current financial condition, capital requirements, results of operations, and other factors deemed relevant by the company's board of directors.

                           ITEM 6. SELECTED FINANCIAL DATA

See "Selected Financial Data" on page 20 of the Annual Report for financial data for the years ended October 31, 1998, 1997, 1996, the 3 month period ended October 31, 1995, and the years ended July 31, 1995 and 1994, which information for these periods is incorporated herein by reference.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders on pages 12 through 19, which section is incorporated herein by reference.

FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Part I of this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the company's Annual Report to Stockholders for fiscal 1998 referred to above contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports or otherwise, in the future by or on behalf of the company.

Statements that are not historical are forward-looking. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend" and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include political and economic uncertainty throughout the world; whether the announced profit improvement plan can be successfully implemented; increased competition in the company's businesses from competitors that have greater financial resources; the cost of closing certain plants and selling certain business units; the success of new marketing programs; continued deterioration in the company's markets in Asia and softening in other international markets; the strong dollar which increases the cost of the company's products in foreign markets resulting in cancellation of planned projects and limiting the company's ability to increase prices; competitive implications and price transparencies related to the euro conversion; changing buying patterns affecting the company's consumer business, including but not limited to a trend away from purchases at dealer outlets to price and value conscious purchases at hardware, home center, and mass retailers; changes in distributor ownership; the company's expansion into selected home center markets; the company's ability to integrate business acquisitions and to manage alliances successfully; the addition of outside providers for warehousing and transportation services; the company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; changes in distributors, dealers, home center, or mass retailers' purchasing practices; the company's ability to rationalize its product lines and plant configurations; the ability to eliminate cost overruns affecting selected consumer and irrigation products at the El Paso, Texas facility; the company's ability to maintain good relations with its union employees; and the ability to retain and hire quality employees.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and summer weather; slower growth in the company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; unanticipated problems or costs associated with accommodation of the year 2000 in computer applications or products; the inability of the company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations to implement computer applications accommodating the year 2000; the inability of the company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations to implement computer applications accommodating the year 2000; seasonal factors in the company's industry; unforeseen litigation; government actions including budget levels, regulation and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; and availability of materials.

The company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the company and its businesses, including factors that potentially could materially affect the company's financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the company's business.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY
The company is exposed to foreign currency exchange risk arising from transactions that are entered into during the normal course of business. To mitigate the risk from foreign currency exchange rate fluctuations, the company will generally enter into forward currency exchange contracts for the purchase or sale of a currency. Decisions on whether to use forward currency exchange contracts to hedge transactions exposed to foreign exchange rate changes are made based on the amount of those exposures, by currency, and an assessment of the near-term market value for each currency. These instruments used as hedges are managed to reduce the risk associated with the exposure being hedged and are designated as a hedge at the inception of the contract. Accordingly, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Gains and losses on foreign currency contracts are recorded on the Consolidated Statements of Earnings.

The following forward exchange contracts held by the company have maturity dates in fiscal year 1999. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at October 31, 1998 were as follows:

--------------------------------------------------------------------------------
                                            AVERAGE                  FAIR VALUE
  DOLLARS IN THOUSANDS                    CONTRACTED   NOTIONAL        IMPACT
  (EXCEPT AVERAGE CONTRACTED RATE)           RATE       AMOUNT       GAIN (LOSS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  Buy Australian dollar/Sell US dollar       .6368   $    1,022.8    $   (18.2)
--------------------------------------------------------------------------------
  Buy US dollar/Sell Australian dollar       .6040        5,614.1       (206.9)
--------------------------------------------------------------------------------
  Buy US dollar/Sell Canadian dollar        1.5135        7,168.8         140.0
--------------------------------------------------------------------------------
  Buy German mark/Sell US dollar            1.7808        2,948.2         251.5
--------------------------------------------------------------------------------

DEBT FINANCING
The company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The company's short-term borrowing rates are dependent upon the LIBOR rate plus an additional percentage based on the company's current borrowing level.

At October 31, 1998, the estimated fair value of long-term debt with fixed interest rates was $182,273,000 compared to its carrying value of $197,424,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

                 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of this report are incorporated herein by reference.

See "Quarterly Financial Data" appearing on page 33 of the Annual Report to Stockholders which is incorporated herein by reference.

             ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       Part III
--------------------------------------------------------------------------------

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this report for information regarding the executive officers of the company, which information is herein incorporated by reference.

Information regarding the directors of the company and additional information regarding certain executive officers is incorporated herein by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

                           ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management of the company is incorporated herein by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next meeting of stockholders which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

               ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                       Part IV
--------------------------------------------------------------------------------

       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Incorporated by reference into Part II,                    Pages in Fiscal 1998
    Item 8 of this report:                                    Annual Report
                                                             to Stockholders
                                                             ---------------
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .21

Consolidated Statements of Earnings for the years ended
  October 31, 1998, 1997, and 1996. . . . . . . . . . . . . . . . .22

Consolidated Balance Sheets
  as of October 31, 1998 and 1997 . . . . . . . . . . . . . . . . .23

Consolidated Statements of Cash Flows for the
   years ended October 31, 1998, 1997 and 1996. . . . . . . . . . .24

Notes to Consolidated Financial Statements. . . . . . . . . . . . .25-33

(a) 2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report.

   Independent Auditors' Report . . . . . . . . . . . . . . . . . .23

   Schedule II - Valuation and Qualifying Accounts. . . . . . . . .24

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

     3(i)(c) and 4(c)    Certificate of Designation to Certificate of
                         Incorporation of Registrant dated May 28, 1998
                         (incorporated by reference to Exhibit (1)(A) to
                         Registrants' Current Report on Form 8-K dated May 27,
                         1998).

     3(ii) and 4(d)      Bylaws of Registrant, as amended.

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

     4(g) Indenture as dated as of January 31, 1997, between Registrant and First National Trust Association, as
                         Trustee, relating to the Registrant's 7.125% Notes due
                         June 15, 2007 and its 7.80% Debentures due June 15,
                         2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K for June 24,
                         1997, Commission File No. 1-8649).

     10(a) Form of Employment Agreement in effect for certain officers of Registrant (incorporated by reference
                         Exhibit 10(iii)(a) to Registrant's Quarterly Report on
                         Form 10-Q for the quarter ended May 1, 1998).*

     10(b)               Directors Stock Plan, as amended.*

     10(c)               Annual Management Incentive Plan II for officers of
                         Registrant, as amended.*

     10(d) 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(b) to Registrant's Annual
                         Report on Form 10-K for the fiscal year ended July 31,
                         1993).*

     10(e)               1989 Stock Option Plan, as amended.*

     10(f)               1993 Stock Option Plan, as amended.*

     10(g)               Continuous Performance Award Plan, as amended.*

     10(h)               The Toro Company Supplemental Management Retirement
                         Plan (incorporated by reference to Exhibit 10(iii)(h) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996).*

     10(i) Chief Executive Officer Succession Incentive Agreement dated as of July 31, 1995 (incorporated by reference to Exhibit 10(iii)(i) to Registrant's Annual Report on
                         Form 10-K for the year ended October 31, 1997).*

     10(j)               The Toro Company Deferred Compensation Plan for
                         Officers, (incorporated by reference Exhibit 10(iii)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1998).*

     12                  Computation of Ratio of Earnings to Fixed Charges.

     13                  Fiscal 1998 Annual Report to Stockholders for The Toro
                         Company.

     21                  Subsidiaries of Registrant.

     23                  Independent Auditors' Consent.

     27                  Supplemental Data Schedule.

*Management contract or compensatory plan or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

(b)  REPORTS ON FORM 8-K

None.

--------------------------------------------------------------------------------

The company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           THE TORO COMPANY
     -----------------------
              (Registrant)
                                                      Dated: January 29, 1999
     /s/   Stephen P. Wolfe
     ----------------------
           Stephen P. Wolfe
           Vice President - Finance
           Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------------------------------
             Signature                        Title                                   Date
--------------------------------------------------------------------------------------------------------

/s/ Kendrick B. Melrose            Chairman, Chief Executive                    January 29, 1999
------------------------------     Officer, and Director
    Kendrick B. Melrose            (principal executive officer)

/s/ Stephen P. Wolfe               Vice President - Finance,                    January 29, 1999
------------------------------     Treasurer and Chief Financial Officer
    Stephen P. Wolfe               (principal financial officer)

/s/ Randy B. James                 Vice President, Controller                   January 29, 1999
------------------------------     (principal accounting officer)
    Randy B. James

/s/ Ronald O. Baukol               Director                                     January 29, 1999
------------------------------
    Ronald O. Baukol

/s/ Robert C. Buhrmaster           Director                                     January 29, 1999
------------------------------
    Robert C. Buhrmaster

/s/ Winslow H. Buxton              Director                                     January 29, 1999
------------------------------
    Winslow H. Buxton

/s/ Janet K. Cooper                Director                                     January 29, 1999
------------------------------
    Janet K. Cooper

/s/ Alex A. Meyer                  Director                                     January 29, 1999
------------------------------
    Alex A. Meyer

/s/ Robert H. Nassau               Director                                     January 29, 1999
------------------------------
    Robert H. Nassau

/s/ Dale R. Olseth                 Director                                     January 29, 1999
------------------------------
    Dale R. Olseth

/s/ Christopher A. Twomey          Director                                     January 29, 1999
------------------------------
    Christopher A. Twomey

/s/ Edwin H. Wingate               Director                                     January 29, 1999
------------------------------
    Edwin H. Wingate

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors
The Toro Company:

Under the date of December 11, 1998, we reported on the consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 1998 and 1997, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended October 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





KPMG Peat Marwick LLP






Minneapolis, Minnesota
December 11, 1998

                                                                     Schedule II


                          THE TORO COMPANY AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------
                                                   BALANCE         CHARGED TO
                  DESCRIPTION                    AT BEGINNING      COSTS AND        OTHER (a)      DEDUCTIONS (b)    BALANCE AT END
                                                   OF YEAR          EXPENSES                                            OF YEAR
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1998

 Allowance for doubtful accounts                 $  9,832,000     $    623,000     $   250,000     $  1,381,000       $  9,324,000
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1997

 Allowance for doubtful accounts                 $ 10,005,000     $    812,000     $ (425,000)     $    560,000       $  9,832,000
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1996

 Allowance for doubtful accounts                 $  7,542,000     $  3,358,000     $   330,000     $  1,225,000       $ 10,005,000
------------------------------------------------------------------------------------------------------------------------------------


          (a) Additions to allowance for doubtful accounts due to acquisitions and reductions due to reclassification.
          (b)  Uncollectible accounts charged off, net of recoveries.

------------------------------------------------------------------------------------------------------------------------------------
                                                    BALANCE        CHARGED TO
                  DESCRIPTION                    AT BEGINNING      COSTS AND        OTHER (c)      DEDUCTIONS (d)    BALANCE AT END
                                                   OF YEAR          EXPENSES                                            OF YEAR
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1998

 Accrued warranties                              $ 40,792,000     $ 39,877,000     $   951,000     $ 35,276,000       $ 46,344,000
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1997

 Accrued warranties                              $ 34,722,000     $ 35,045,000     $ 5,940,000     $ 34,915,000       $ 40,792,000
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED OCTOBER 31, 1996

 Accrued warranties                              $ 35,065,000     $ 28,567,000     $         0     $ 28,910,000       $ 34,722,000
------------------------------------------------------------------------------------------------------------------------------------

          (c)  Additions to accrued warranties due to acquisitions.

          (d)  Warranty claims processed.