Form 10-Q
period 1999-01-29
TORO CO
filed 1999-03-12
CIK 737758

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

  For the Quarterly Period Ended January 29, 1999 Commission File Number 1-8649



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


The number of shares of Common Stock outstanding as of February 26, 1999 was 12,938,773.

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

ITEM 1.      Condensed Consolidated Statements of Operations (Unaudited) -
               Three Months Ended January 29, 1999 and January 30, 1998...........3

             Condensed Consolidated Balance Sheets (Unaudited) -
               January 29, 1999, January 30, 1998 and October 31, 1998............4

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended January 29, 1999 and January 30, 1998...........5

             Notes to Condensed Consolidated Financial Statements (Unaudited)....6-8

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................9-15


PART II.    OTHER INFORMATION:

ITEM 6.      Exhibits and Reports on Form 8-K .................................16-17

             Signatures...........................................................18

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                                        Three Months Ended
                                                                          ----------------------------------------------
                                                                               January 29,              January 30,
                                                                                  1999                      1998
                                                                          --------------------        ------------------
Net sales.................................................................$            250,761        $          210,059
Cost of sales.............................................................             162,817                   137,007
                                                                          --------------------        ------------------
    Gross profit..........................................................              87,944                    73,052
Selling, general, and administrative expense..............................              82,361                    71,864
                                                                          --------------------        ------------------
    Earnings from operations..............................................               5,583                     1,188
Interest expense..........................................................              (5,029)                   (5,805)

Other income, net.........................................................                 784                     2,863
                                                                          --------------------        ------------------
    Earnings (loss) before income taxes...................................               1,338                    (1,754)
Provision (benefit) for income taxes......................................                 542                      (693)
                                                                          --------------------        -------------------
    Net earnings (loss)...................................................$                796        $           (1,061)
                                                                          --------------------        ------------------
                                                                          --------------------        ------------------
Basic net earnings (loss) per share of common stock.......................$               0.06        $            (0.08)
                                                                          --------------------        ------------------
                                                                          --------------------        ------------------
Diluted net earnings (loss) per share of common stock.....................$               0.06        $            (0.08)
                                                                          --------------------        ------------------
                                                                          --------------------        ------------------
Weighted average number of common shares outstanding
    and assumed issuance of contingent shares.............................              13,139                    12,636

Weighted average number of common shares outstanding, assumed issuance of contingent shares, and assumed conversion shares
    outstanding...........................................................              13,321                    12,636

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXPECT SHARE AMOUNTS)

                                                                       January 29,       January 30,       October 31,
                                                                          1999              1998              1998
                                                                      ------------      -------------     -------------
ASSETS

Cash and cash equivalents.............................................$         95      $          16     $          90
Receivables, net......................................................     287,772            287,813           241,426
Inventories, net......................................................     216,730            209,334           184,306
Prepaid expenses and other current assets.............................      17,036             15,336            14,618
Deferred income taxes.................................................      38,460             42,586            38,997
                                                                      ------------       ------------      ------------
        Total current assets..........................................     560,093            555,085           479,437
                                                                      ------------       ------------      ------------
Property, plant, and equipment........................................     333,908            308,466           330,539
        Less accumulated depreciation.................................     208,217            183,672           203,402
                                                                      ------------       ------------      ------------
                                                                           125,691            124,794           127,137

Deferred income taxes.................................................       3,786              1,182             3,763
Goodwill and other assets.............................................     128,563             98,323           113,654
                                                                      ------------       ------------      ------------
        Total assets................................................. $    818,133       $    779,384      $    723,991
                                                                      ------------       ------------      ------------
                                                                      ------------       ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.....................................$        715       $        664      $        580
Short-term borrowing..................................................     140,385            134,500            31,000
Accounts payable......................................................      61,248             72,157            65,273
Other accrued liabilities.............................................     147,051            123,835           161,357
                                                                      ------------       ------------      ------------
        Total current liabilities.....................................     349,399            331,156           258,210
                                                                      ------------       ------------      ------------
Long-term debt, less current portion..................................     196,796            178,068           196,844
Other long-term liabilities...........................................       5,590              4,976             5,538

Stockholders' equity:
   Stock par value $1.00, authorized 35,000,000 shares;
        issued and outstanding 12,960,334 shares at January 29,
        1999 (net of 547,721 treasury shares), 12,831,973 shares
        at January 30, 1998 (net of 676,082 treasury shares), and
        12,769,560 shares at October 31, 1998 (net of
        738,495 treasury shares)......................................      12,960             12,832            12,770
   Additional paid-in capital.........................................      60,190             58,355            56,546
   Retained earnings..................................................     199,884            200,085           200,609
   Foreign currency translation adjustment............................      (6,686)            (6,088)           (6,526)
                                                                      ------------       ------------      ------------
        Total stockholders' equity....................................     266,348            265,184           263,399
                                                                      ------------       ------------      ------------
        Total liabilities and stockholders' equity....................$    818,133       $    779,384      $    723,991
                                                                      ------------       ------------      ------------
                                                                      ------------       ------------      ------------

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                Three Months Ended
                                                                         -------------------------------
                                                                           January 29,       January 30,
                                                                              1999               1998
                                                                         --------------     ------------
Cash flows from operating activities:
Net earnings (loss)......................................................$       796        $   (1,061)
   Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities:
   Provision for depreciation and amortization............................     7,890             6,818
   (Gain) loss on disposal of property, plant, and equipment..............      (106)              105
   Deferred income taxes..................................................       976                23
   Tax benefits related to employee stock option transactions.............         -             1,815
   Changes in operating assets and liabilities:
        Receivables, net..................................................   (46,346)          (23,762)
        Inventories, net..................................................   (32,424)          (39,185)
        Prepaid expenses and other current assets.........................    (2,856)           (2,599)
        Accounts payable and accrued expenses.............................   (18,076)          (12,599)
                                                                          -----------     ------------
            Net cash used in operating activities.........................   (90,146)          (70,445)
                                                                          -----------     ------------

Cash flows from investing activities:
   Purchases of property, plant, and equipment............................    (4,958)          (10,500)
   Proceeds from asset disposals..........................................       340             1,321
   Increase in investment in affiliates...................................    (2,939)                -
   Increase in other assets...............................................      (776)           (6,119)
   Acquisitions, net of cash acquired.....................................         -            (6,349)
                                                                          -----------     ------------
            Net cash used in investing activities.........................    (8,333)          (21,647)
                                                                          -----------     ------------

Cash flows from financing activities:
   Increase in short-term borrowings......................................   109,385           93,500
   (Repayments) proceeds from long-term debt..............................       (27)             114
   Increase (decrease) in other long-term liabilities.....................        28              (12)
   Proceeds from exercise of stock options................................       909            1,043
   Purchases of common stock..............................................   (10,130)               -
   Dividends on common stock..............................................    (1,521)          (1,535)
                                                                          -----------     ------------
            Net cash provided by financing activities.....................    98,644           93,110
                                                                          -----------     ------------

Foreign currency translation adjustment...................................      (160)          (1,010)
                                                                          -----------     ------------

Net increase in cash and cash equivalents..................................        5                8
Cash and cash equivalents at beginning of period...........................       90                8
                                                                          -----------     ------------
Cash and cash equivalents at end of period................................. $     95        $      16
                                                                          -----------     ------------
                                                                          -----------     ------------

   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 29, 1999


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the three months ended January 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method.

Inventories were as follows:

       (Dollars in thousands)                       January 29,       January 30,
                                                       1999              1998
                                                  -------------      ------------
       Raw materials and work in process..........$     105,225      $    105,153

       Finished goods.............................      157,316           146,141
                                                  -------------      ------------

                                                        262,541           251,294
       Less LIFO and other reserves...............       45,811            41,960
                                                  -------------      ------------

       Total......................................$     216,730      $    209,334
                                                  -------------      ------------
                                                  -------------      ------------

RESTRUCTURING AND OTHER UNUSUAL EXPENSE

At January 29, 1999, the company had $7.5 million of restructuring and other unusual expense remaining in other accrued liabilities. The company has utilized $3.2 million of these reserves since October 31, 1998. The company expects the majority of these reserves to be utilized by the end of fiscal 1999.

COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of two components: net earnings
(loss) and other comprehensive income (loss). Other comprehensive income
(loss) refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net earnings. Toro's other comprehensive loss is comprised of foreign currency translation adjustments from certain foreign subsidiaries.

The components of comprehensive income (loss) were as follows:

                                                                      Three Months Ended
                                                            ---------------------------------
      (Dollars in thousands)                                   January 29,        January 30,
                                                                 1999                1998
                                                            -------------        ------------

      Net earnings (loss)...................................$         796        $     (1,061)

      Other comprehensive loss..............................         (160)             (1,010)
                                                            -------------        ------------
      Comprehensive income (loss)...........................$         636        $     (2,071)
                                                            -------------        ------------
                                                            -------------        ------------

NET EARNINGS PER SHARE

Reconciliation of basic and dilutive weighted average shares of common stock outstanding is as follows:


BASIC                                                        January 29,        January 30,
(Shares in thousands)                                           1999                 1998
                                                            -------------       -------------
Weighted average number of common
       shares outstanding...................................       12,627              12,636
Assumed issuance of contingent shares ......................          512                   -
                                                            -------------       -------------
Weighted average number of common shares
       and assumed issuance of contingent shares............       13,139              12,636
                                                            -------------       -------------
                                                            -------------       -------------

DILUTIVE                                                     January 29,         January 30,
(Shares in thousands)                                           1999                1998
                                                            -------------       -------------
Weighted average number of common shares and
       assumed issuance of contingent shares................       13,139              12,636
Assumed conversion of stock options.........................          182                   -
                                                            -------------       -------------
Weighted average number of common shares,
       assumed issuance of contingent shares, and
       assumed conversion shares outstanding................       13,321              12,636
                                                            -------------       -------------
                                                            -------------       -------------

BUSINESS ACQUISITIONS, INVESTMENTS, AND DIVESTITURES

During the first quarter of fiscal 1999, Toro announced that it became an equity partner in ProShot Golf, Inc. (ProShot). ProShot is a Newport Beach, California based provider of information and communication products to the golf industry, featuring Global Positioning Satellite (GPS)-based measurement and course management systems for golf applications. Under the terms of this agreement, Toro and ProShot will share engineering expertise as well as leverage Toro's distribution network.

During the first quarter of fiscal 1999, Toro also announced the signing of a letter of intent to purchase the assets of Multi-Core Aerators Limited, a European distributor of large turf aeration equipment. The purchase of Multi-Core Aerators augments Toro's full-line of turf aeration equipment that is expected to have an immediate appeal to the company's customer base.

Under the terms of the purchase agreement with Exmark dated November 25, 1997, the company is required to make contingent payments to the former Exmark stockholders if Exmark's post-acquisition earnings and sales growth from November 1, 1997 through October 31, 1999 exceed minimum levels established in the purchase agreement. The maximum value of these contingent payments is $28.0 million. The company issued 511,991 shares of Toro Common Stock valued at $13.1 million and paid $1.8 million of cash in January 1999 as the fiscal 1998 contingent payment.

Effective February 1999, Toro entered into an agreement to sell a portion of its professional fertilizer business. The company recognized an impairment loss of $1.8 million in the fourth quarter of fiscal 1998 related to the restructuring of its professional fertilizer business, including the expected sale of this portion of the business.

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

SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The company plans to adopt the new standard beginning with the first quarter of fiscal year 2000, as required. The company is in the process of evaluating SFAS 133 and the impact on the company.

SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The company plans to adopt the SOP in the beginning of fiscal year 2000, as required. Costs incurred prior to the initial application of the SOP will not be adjusted to conform to SOP 98-1. The adoption of SOP 98-1 is not expected to have a material impact on the company's consolidated financial statements.

During fiscal 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires disclosure of selected information about operating segments including segment income, revenues, and asset data, as well as descriptive information about how operating segments are determined and the products and services provided by the segments. The company will be required to adopt SFAS 131 beginning with its 1999 fiscal year-end annual report. The company is in the process of evaluating SFAS 131 and the impact on the company's current disclosures.

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

Statements that are not historical are forward-looking. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include political and economic uncertainty throughout the world; whether an announced profit improvement plan will be successful; increased competition in the company's businesses from competitors that have greater financial resources; the cost of closing certain plants and selling certain business units; the success of marketing programs; continued deterioration in the company's markets in Asia and softening in other international markets; the strong dollar which increases the cost of the company's products in foreign markets resulting in cancellation of planned projects and limiting the company's ability to increase prices; competitive implications and price transparencies related to the euro conversion; changing buying patterns affecting the company's consumer business, including but not limited to a trend away from purchases at dealer outlets to price and value conscious purchases at hardware, home center, and mass retailers; changes in distributor ownership; the company's expansion into selected home center markets; the company's ability to integrate business acquisitions and to manage alliances successfully; successful implementation of strategies to use outside providers for warehousing and transportation services; the company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; changes in distributors, dealers, home center, or mass retailers' purchasing practices; success in rationalizing product lines and plant configurations; the company's ability manage costs at its manufacturing facilities; the company's ability to obtain resources from its suppliers on a timely basis in order to meet consumer demands; the company's ability to maintain good relations with its union employees; and the ability to retain and hire quality employees.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions, and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and summer weather; slower growth in the company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; unanticipated problems or costs associated with accommodation of the year 2000 in computer applications or products; the inability of the company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations to implement computer applications accommodating the year 2000; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; and availability of raw materials.

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

RESULTS OF OPERATIONS

First quarter net sales were $250.8 million compared to $210.1 million last year, an increase of 19.4 percent. Sales were strong for consumer products due introduction of new products, introduction of Toro-Registered Trademark-brand lawn mowers to home centers, and timing of snowthrower shipments. Sales were also strong for professional turf products led by a significant increase in revenues to the landscape contractor market, new product introductions, and continued growth of the agricultural irrigation market as well as the domestic golf market for irrigation and commercial products. International sales were also up for the quarter due to strong sales to the Canadian and European regions for commercial products.

First quarter net earnings were $0.8 million compared to a net loss of $1.1 million for the same quarter in the previous year. Diluted earnings per share for the quarter was $0.06 compared to basic and dilutive loss per share of $0.08 for the same quarter in the previous year. The increase in net earnings was due to a significant increase in net sales as noted above.

The following table sets forth net sales by product line:

                                                                      Three Months Ended
                                             ------------------------------------------------------------
(Dollars in thousands)                        January 29,          January 30,
                                                 1999                 1998         $ Change     % Change
                                             -------------       -------------    ----------    ---------
Consumer products............................$    87,161         $     57,444     $   29,717      51.7%

Commercial products..........................    108,307               98,167         10,140      10.3
Irrigation products..........................     55,293               54,448            845       1.6
                                             -------------        -------------   ----------
    Total*.................................. $   250,761          $   210,059     $   40,702      19.4%
                                             -------------        -------------   ----------
                                             -------------        -------------   ----------
* Includes international sales of:...........$    58,470          $   55,172      $    3,298       6.0%

CONSUMER PRODUCT SALES

Net sales of worldwide consumer products in the first quarter of fiscal 1999 were $87.2 million compared to $57.4 million for the first quarter of fiscal 1998, a significant increase of 51.7 percent. Initial orders from home centers, a new distribution channel for the Toro-Registered Trademark- brand walk power mowers, contributed to the sales increase, as did strong sales from traditional dealers. The newly introduced Toro-Registered Trademark-Personal Pace-Registered Trademark- lawn mower had strong first quarter sales. DuraForce-TM- Lawn-Boy-Registered Trademark- walk power mower sales were also higher due to better availability of engines compared to the first quarter of fiscal 1998. Sales were higher for snowthrowers due to the timing of shipments from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999 as compared to the prior year due mainly to customers ordering product closer to retail demand. Sales of blower vacuums, including a new quieter version of electric leaf blower, were also strong due to the warm fall weather experienced in 1998. Offsetting those positive factors were lower sales for riding products due to lower demand for garden tractors and an availability of engines from a key supplier. International consumer product sales were also down due mainly to continued weakness in foreign currencies against the US dollar.

Retail sales for domestic consumer products were strong in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Field inventory levels were down for all domestic consumer products, especially snowthrower and riding products. This reduction was a result of heavy snowfall in certain key markets during the winter of 1998-1999 and Toro's special one-time marketing programs introduced in the fall of fiscal 1998 designed to reduce field inventory levels for riding and walk power mower products. Management believes that the reduction of snowthrower domestic field inventories positions Toro for higher snowthrower sales in the fourth quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998.

COMMERCIAL PRODUCT SALES

Net sales of worldwide commercial products in the first quarter of fiscal 1999 were $108.3 million compared to $98.2 million for the first quarter of fiscal 1998, an increase of 10.3 percent. The increase was largely a result of the sales growth due to increased demand in the landscape contractor market and market acceptance of newly introduced products. Sales of equipment to golf courses also did well due to market acceptance of new products and continued growth of the golf market. International commercial sales increased significantly from the comparable period in fiscal 1998 due to strong stocking orders from Canada and Europe as well as market acceptance of new products.

IRRIGATION PRODUCT SALES

Net sales of worldwide irrigation products in the first quarter of fiscal 1999 were $55.3 million compared to $54.4 million for the first quarter of fiscal 1998, an increase of 1.6 percent. Without the incremental revenue of Drip In, which was acquired during the second quarter of fiscal 1998, sales would have been down slightly. Strong domestic golf revenues, Drip In sales, and a growing worldwide agricultural irrigation market were offset by weak sales of Irritrol-Registered Trademark- residential/commercial irrigation product compared to an unusually large volume of sales in the comparable quarter of fiscal 1998. International sales were down from the previous quarter due to the conversion of the Australian denominated dollar sales into U.S. dollars at a lower exchange rate and production delays for certain international irrigation products. International sales of agricultural irrigation products were strong and helped minimize the impact of these negative factors.

GROSS PROFIT

First quarter gross profit was $87.9 million compared to $73.1 million last year, an increase of 20.4 percent. As a percentage of net sales, gross profit for the first quarter was 35.1 percent compared to 34.8 percent last year. The higher gross margin resulted primarily from higher sales that spread fixed manufacturing overhead over higher sales volumes and from slightly higher margins for the consumer product line.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

First quarter selling, general, and administrative expenses (SG&A) were $82.4 million compared to $71.9 million in the same period last year, an increase of $10.5 million. However, as a percentage of net sales, SG&A decreased to
32.8 percent from 34.2 percent for the same quarter in fiscal 1998. The dollar increase is mainly due to increases for direct marketing expenses, warehousing costs, and warranty expenses due to higher sales levels and the inclusion of Drip In. Incentive expenses were also higher due to improved financial performance of the company in the first quarter of fiscal 1999. Information system costs were higher due to the continued implementation of an enterprise-wide software system.

INTEREST EXPENSE

First quarter interest expense was $5.0 million compared to $5.8 million in the same period last year, a decrease of $0.8 million. Interest expense declined primarily due to lower levels of average working capital as a result of better asset management.

OTHER INCOME, NET

First quarter other income, net, was $0.8 million compared to $2.9 million in the same period last year, a decrease of $2.1 million. The decrease was due to one-time income items recognized in the first quarter of fiscal 1998 for a favorable patent infringement action settlement and recoveries notes receivable that had previously been written off.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter was 40.5 percent compared to
39.5 percent last year. The increase was due to higher levels of non-deductible goodwill amortization, resulting from the company's recent acquisitions.

FINANCIAL POSITION AS OF JANUARY 29, 1999

     JANUARY 29, 1999 COMPARED TO JANUARY 30, 1998

Total assets at January 29, 1999 were $818.1 million compared to $779.4 million on January 30, 1998, an increase of $38.7 million. Net accounts receivable was consistent with the prior period at $287.8 million. Net accounts receivable increased in most divisions due to increased sales volumes, which was offset by lower receivables for the Toro Credit Company due to lower consumer field inventory levels resulting in lower levels of financing and the collection of a receivable from James Hardie Irrigation Limited (Hardie) related to the adjustment of the purchase price for the acquisition of Hardie in fiscal 1997. Inventory increased $7.4 million due to new product introductions and building of inventory in advance of the spring selling season due to capacity limitations at certain manufacturing facilities caused by seasonal demand for certain product lines. Inventory also increased due to changes in distribution, including selling product directly to commercial customers in Australia. Goodwill and other assets increased $30.2 million primarily as a result of the Exmark contingent payment made during the quarter and the capitalization of the excess purchase price of Drip In over the fair value of the assets acquired in the second quarter of fiscal 1998.

Total current liabilities were $349.4 million compared to $331.2 million last year, an increase of $18.2 million. Short-term borrowings increased by $5.9 million for funding of repurchases of Common Stock on the open market, which were offset by lower levels of working capital. Accounts payable decreased $10.9 million due to timing of inventory purchases and payments. Other accrued liabilities increased $23.2 million as a result of higher accruals for warranty, sales and marketing programs, and restructuring and other unusual expense. Long-term debt increased $18.7 million as a result of long-term debt issued and assumed in the Drip In acquisition.

     JANUARY 29, 1999 COMPARED TO OCTOBER 31, 1998

Total assets at January 29, 1999 were $818.1 million compared to $724.0 million at October 31, 1998, an increase of $94.1 million. Net accounts receivable increased $46.3 million from October 31, 1998 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Inventory increased by $32.4 million due to the normal seasonal buildup of inventory in the first quarter. Goodwill and other assets increased $14.9 million as a result of the Exmark contingent payment.

Total current liabilities at January 29, 1999 were $349.4 million compared to $258.2 million at October 31, 1998, an increase of $91.2 million. The increase was the result of additional short-term borrowings of $109.4 million, reflecting the company's strategy of utilizing short-term borrowings to fund seasonal working capital needs. These requirements are historically greatest in the winter and spring months. Accounts payable decreased $4.0 million compared to October 31, 1998 due to the timing of inventory purchases and payments. Other accrued liabilities decreased $14.3 million primarily as a result of the annual payment of profit sharing and related accruals.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first three months of fiscal 1999 was primarily for the seasonal increase in accounts receivable and inventory. On December 30, 1998, the company entered into an agreement for an additional credit line with its domestic banks, which increased its committed bank credit line to $260 million from $160 million and eliminated its $70 million uncommitted bank credit line.

The company's domestic and international working capital needs are funded with approximately $274 million of committed unsecured bank credit lines. The company also has banker's acceptance financing agreements under which an additional $40 million is available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for its anticipated working capital, capital additions, acquisitions, and potential stock repurchases.

YEAR 2000 COMPLIANCE

During the first quarter of fiscal 1999, Toro continued its company-wide program to prepare the company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems will properly and accurately process information when the year changes to 2000. Incomplete or untimely resolution of year 2000 issues by the company, by its important suppliers and customers, by public utility providers, or by governmental entities could have a material adverse impact on the company's business, operations, or financial condition.

STATE OF READINESS - The company is nearing completion of its project to replace core-business information systems with an Enterprise Resource Planning (ERP) software package provided by a vendor that has certified it year 2000 compliant. The package includes software to support the company's facilities and business units with the exception of four domestic subsidiaries and business units, and the company's European subsidiaries, which are believed to be year 2000 compliant. The ERP is expected to be in place by the fourth quarter of fiscal 1999.

Toro assessed its products and believes them to be year 2000 compliant with the exception of six irrigation control systems. Soon after testing is completed, which is expected to be by mid-1999, Toro will distribute year 2000 remediations.

Toro's year 2000 issues list, based on the company's initial assessment, has over three hundred software and hardware items, the majority of which are single-user, departmental or plant systems. The company plans to test the following business-critical systems: ERP, payroll, Product Data Management
(PDM), all non-ERP core-business information systems, and associated infrastructure and support technologies. The company has experienced delays in testing progress because certain technology vendors have not supplied working, compliant versions of their products in a timely manner. The company has also experienced delays caused by internal programming resource limitations, which has slowed the de-installation of the non-compliant mainframe computer system. The current plan is to complete the de-installation from the mainframe computer by the fourth quarter of fiscal 1999.

Communications have been sent to all of Toro's customers informing them of the company's efforts and asking them to ensure that their business operations will not be adversely impacted by year 2000 issues. Surveys have also been sent to all of the company's production suppliers requesting information on their year 2000 efforts. Based on the surveys returned, the company's customers and key suppliers are either year 2000 compliant or are working on the issue with plans to be year 2000 compliant before the turn of the century.

COSTS - Year 2000 costs through January 29, 1999 were approximately $1.7 million and have been expensed as incurred. These costs include contractor support and ERP implementation for the company's recently acquired businesses. Costs remaining that have been identified are estimated to be less than $2.1 million, which include expenses for contractor support, telephone system upgrades, software modifications for irrigation systems, and business unit system upgrades. The estimated cost of year 2000 adaptation is less than 15 percent of the company's information system budget. No significant information system projects have been deferred to accommodate the year 2000 issues.

RISKS - The company is continuing to test its core-business operating and financial systems and remains uncertain of the risks the year 2000 will have on its business operations. In addition, the company remains uncertain about whether the company's business partners, including dealers, distributors, home center and mass retailers, banks, and suppliers will be year 2000 compliant. The scope of Toro's year 2000 project does not include ensuring public utility and governmental agency's readiness for the year 2000. Toro has little to no control over these institutions, thereby introducing some level of risk in the company's ability to continue normal operations through the turn of the century.

Testing remains to be performed to validate assumptions, which is planned to continue through mid-1999. The company believes this timetable should allow enough time to fix or replace any internal business-critical problems discovered during the testing phase.

The most reasonably likely worst-case scenarios revolve around failures experienced by entities outside the control of the company such as local electric utilities, telecommunication vendors, customers, suppliers, and governmental services. The effects of these scenarios vary with severity and duration of any failure.

CONTINGENCY PLANS - The company's contingency plans will continue to evolve as the testing phase of the business-critical systems and technologies is completed. The company is in the stage of defining a Business Resumption Plan, which will include documented manual processes for critical business functions that could be invoked for any type of business interruption, including any year 2000 issues.

The company is also planning on performing complete, system-wide backups on December 30 and 31, 1999 and is also discussing the possibility of shutting down all systems so they are not actually running at the turn of the century. Key information system personnel will also be on-site and on-call for the month of January 2000 to deal with any problems that may occur.

With respect to non-compliant irrigation systems that have been identified, the company intends to develop software modifications to correct the year 2000 problem and complete testing by mid-1999. The worst case scenario to make the irrigation systems year 2000 compliant would be to replace the Toro manufactured hardware and software systems, at an additional cost of approximately $2.0 million. However, the company believes a simple software modification or a minor upgrade will make the units compliant.

EURO CURRENCY

Beginning in January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the euro will be introduced in participating countries. Initially, this new currency will be used for financial transactions, and progressively, it will replace the old national currencies that will be withdrawn by July 2002. The transition to the euro currency will involve changing budgetary, accounting, contracts, and fiscal systems in companies and public administrations, as well as simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the conversion to euro currency will have on the marketplace. One of the primary unknowns for the company is the potential equalization of prices to customers among countries and the resulting competitive impact on Toro distributor sales and Toro direct sales, and financial support given to distributors in those countries. The euro will make price differences on goods in the various countries transparent to the customer and make comparisons much easier. The company recently formed a group to review this issue and develop a strategy by late-1999. The company does not have sufficient experience with the new currency to predict whether price transparency will affect its operations, cash flows, or financial condition in future periods.

The company continued its program to evaluate whether the company's computer systems and programs will experience operational problems when the euro is fully implemented. The company's European subsidiaries' financial systems have completed initial testing and no problems were discovered for their ability to function using the euro. These subsidiaries began disclosing the euro value on each customer's invoice in January 1999, and the company is considering to begin invoicing in euros in fiscal 2000. The company plans to continue testing its computer systems in fiscal 1999 for additional euro functionality. The risk is thought to be minimal as billing and banking functions are already being performed in multiple currencies within these entities. Further, the company is monitoring the rules and regulations as they become known in order to make any changes to its computer programs that are deemed necessary to comply. Although the company believes that it will be able to accommodate any required euro currency changes in its computer programs, there can be no assurance that once the EMU's final rules and regulations are adopted, the company's computer programs will contain all of the necessary changes or meet all of the euro currency requirements.

Based on its evaluation to date, management currently believes that, while the company will incur internal and external costs to adjust to the euro, such costs are not expected to have a material impact on operations, cash flows, or the financial condition of the company and its subsidiaries, taken as a whole, in future periods.

INFLATION

The company is subject to the effects of changing prices. However, the company is not currently experiencing any material effects of rising costs. The company attempts to deal with inflationary pressures through a combination of internal cost reduction efforts and selected increases in selling prices of certain products.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

The following forward exchange contracts held by the company have maturity dates in fiscal year 1999. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at January 29, 1999 were as follows:

---------------------------------------------------------------------------------------------
                                                    AVERAGE                       FAIR VALUE
DOLLARS IN THOUSANDS                              CONTRACTED      NOTIONAL          IMPACT
(EXCEPT AVERAGE CONTRACTED RATE)                     RATE          AMOUNT         GAIN (LOSS)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Buy Australian dollar/Sell US dollar                .6281        $   965.3        $      .2
---------------------------------------------------------------------------------------------
Buy US dollar/Sell Australian dollar                .6043          5,454.1           (239.9)
---------------------------------------------------------------------------------------------
Buy US dollar/Sell Canadian dollar                 1.5123          5,653.8             (3.3)
---------------------------------------------------------------------------------------------
Buy US dollar/Sell German mark                     1.6903            769.1              8.5
---------------------------------------------------------------------------------------------
Buy German mark/Sell US dollar                     1.7797          2,725.3            109.7
---------------------------------------------------------------------------------------------

DEBT FINANCING

The company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The company's short-term borrowing rates are dependent upon the LIBOR rate plus an additional percentage based on the company's current borrowing level. See the company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

                           PART II. OTHER INFORMATION

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

     3(ii) and 4(d)       Bylaws of Registrant, as amended (incorporated by
                          reference to Exhibits 3(ii) and 4(d) to Registrant's
                          Annual Report on Form 10-K for the fiscal year ended
                          October 31, 1998).

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

     10(b) Directors Stock Plan, as amended (incorporated by reference to Exhibits 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

     10(c) Annual Management Incentive Plan II for officers of Registrant, as amended (incorporated by reference to Exhibits 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

     10(d) 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31,
                          1993).*

     10(e) 1989 Stock Option Plan, as amended (incorporated by reference to Exhibits 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

     10(f) 1993 Stock Option Plan, as amended (incorporated by reference to Exhibits 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

     10(g) Continuous Performance Award Plan, as amended (incorporated by reference to Exhibits 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

     10(h) The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(iii)(h) to Registrant's Annual Report on Form 10-K for the year ended October 31, 1996).*

     10(i) Chief Executive Officer Succession Incentive Agreement dated as of July 31, 1995 (incorporated by reference to Exhibit 10(iii)(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).*

     10(j)                The Toro Company Deferred Compensation Plan for
                          Officers, as amended.*

     10(k) The Toro Company Deferred Compensation Plan for Non-Employee Directors.*

     27                   Supplemental Data Schedule; electronic filing only.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q pursuant to Item 14(c).

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE TORO COMPANY
                                         (Registrant)

                            By  /s/ Stephen P. Wolfe
                                --------------------------------------
                                Stephen P. Wolfe
                                Vice President Finance,
                                Treasurer and Chief Financial Officer
                                (principal financial officer)





Date:  March 12, 1999