Form 10-Q
period 1999-04-30
TORO CO
filed 1999-06-14
CIK 737758

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

                 For the Quarterly Period Ended April 30, 1999
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

The number of shares of Common Stock outstanding as of May 28, 1999 was 12,933,253.


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

Item 1.             Condensed Consolidated Statements of Earnings (Unaudited) -
                        Three and Six Months Ended April 30, 1999 and May 1, 1998.........................................3

                    Condensed Consolidated Balance Sheets (Unaudited) -
                        April 30, 1999, May 1, 1998 and October 31, 1998..................................................4

                    Condensed Consolidated Statements of Cash Flows (Unaudited) -
                        Six Months Ended April 30, 1999 and May 1, 1998...................................................5

                    Notes to Condensed Consolidated Financial Statements (Unaudited).....................................6-8

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................................................................9-16


PART II.          OTHER INFORMATION:

Item 4.             Submission of Matters to a Vote of Security Holders..................................................17

Item 6.             Exhibits and Reports on Form 8-K....................................................................17-18

                    Signatures...........................................................................................19


                  PART I.  ITEM 1.  FINANCIAL INFORMATION

                    THE TORO COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                  Three Months Ended                  Six Months Ended
                                                           -------------------------------   -------------------------------
                                                               April 30,         May 1,          April 30,            May 1,
                                                                 1999             1998             1999                1998
                                                           --------------   --------------   --------------   --------------
Net sales..................................................$      433,108   $      379,686   $      683,869   $      589,745
Cost of sales..............................................       280,255          246,737          443,072          383,744
                                                           --------------   --------------   --------------   --------------
       Gross profit........................................       152,853          132,949          240,797          206,001
Selling, general, and administrative expenses..............       106,775           95,034          189,136          166,898
                                                           --------------   --------------   --------------   --------------
       Earnings from operations............................        46,078           37,915           51,661           39,103
Interest expense...........................................        (6,697)          (6,911)         (11,727)         (12,716)
Other income, net..........................................            78            2,141              863            5,004
                                                           --------------   --------------   --------------   --------------
       Earnings before income taxes........................        39,459           33,145           40,797           31,391
Provision for income taxes.................................        15,369           13,092           15,911           12,399
                                                           --------------   --------------   --------------   --------------
       Net earnings........................................$       24,090   $       20,053   $       24,886   $       18,992
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------

Basic net earnings per share of common stock...............$         1.86   $         1.56   $         1.91   $         1.49
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------

Diluted net earnings per share of common stock.............$         1.83   $         1.53   $         1.88   $         1.45
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------

Weighted average number of shares of common stock
       outstanding and assumed issuance of
       contingent shares...................................        12,922           12,836           13,030           12,736

Weighted average number of shares of common stock
       outstanding, assumed issuance of contingent
       shares, and assumed conversion of options
       outstanding.........................................        13,163           13,149           13,241           13,082



See accompanying notes to condensed consolidated financial statements.

                             THE TORO COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           April 30,                May 1,          October 31,
                                                                              1999                   1998              1998
                                                                      ----------------      -----------------    -----------------
ASSETS
Cash and cash equivalents.............................................$          3,341      $             640    $              90
Receivables, net......................................................         439,423                440,435              241,426
Inventories, net......................................................         185,699                212,425              184,306
Prepaid expenses and other current assets.............................           8,869                  8,275               14,618
Deferred income taxes.................................................          38,526                 45,243               38,997
                                                                      ----------------      -----------------    -----------------
        Total current assets..........................................         675,858                707,018              479,437
                                                                      ----------------      -----------------    -----------------

Property, plant, and equipment........................................         336,990                318,977              330,539
        Less accumulated depreciation.................................         214,916                188,226              203,402
                                                                      ----------------      -----------------    -----------------
                                                                               122,074                130,751              127,137

Deferred income taxes.................................................           3,786                  1,182                3,763
Goodwill and other assets.............................................         129,506                113,227              113,654
                                                                      ----------------      -----------------    -----------------
        Total assets..................................................$        931,224      $         952,178     $        723,991
                                                                      ----------------      -----------------    -----------------
                                                                      ----------------      -----------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.....................................$            624      $           1,839     $            580
Short-term debt.......................................................         183,909                236,632               31,000
Accounts payable......................................................          57,965                 69,408               65,273
Accrued liabilities...................................................         197,908                155,825              161,357
                                                                      ----------------      -----------------    -----------------
        Total current liabilities.....................................         440,406                463,704              258,210
                                                                      ----------------      -----------------    -----------------

Long-term debt, less current portion..................................         196,758                198,251              196,844
Other long-term liabilities...........................................           5,938                  6,610                5,538

Stockholders' equity:
   Common stock, par value $1.00, authorized 35,000,000 shares;
        issued and outstanding 12,916,010 shares at April 30,
        1999 (net of 592,045 treasury shares), 12,841,273
        shares at May 1, 1998 (net of 666,782 treasury shares),
        and 12,769,560 shares at October 31, 1998 (net of
        738,495 treasury shares)......................................          12,916                 12,841               12,770
 Additional paid-in capital...........................................          58,904                 58,958               56,546
 Retained earnings....................................................         222,425                218,597              200,609
 Foreign currency translation adjustment..............................          (6,123)                (6,783)              (6,526)
                                                                      ----------------      -----------------    -----------------
        Total stockholders' equity....................................         288,122                283,613              263,399
                                                                      ----------------      -----------------    -----------------
        Total liabilities and stockholders' equity....................$        931,224      $         952,178    $         723,991
                                                                      ----------------      -----------------    -----------------
                                                                      ----------------      -----------------    -----------------

See accompanying notes to condensed consolidated financial statements.

                          THE TORO COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                                               Six Months Ended
                                                                                  --------------------------------------------
                                                                                         April 30,                   May 1,
                                                                                            1999                      1998
                                                                                  -------------------       ------------------
Cash flows from operating activities:
   Net earnings...................................................................$            24,886       $           18,992
      Adjustments to reconcile net earnings to net cash
          used in operating activities:
      Provision for depreciation and amortization.................................             17,838                   16,054
      Loss on disposal of property, plant, and equipment..........................                207                      295
      Deferred income taxes.......................................................                910                   (2,632)
      Tax benefits related to employee stock option transactions..................                198                    1,815
      Changes in operating assets and liabilities:
           Receivables, net.......................................................           (197,997)                (172,618)
           Inventories, net.......................................................             (1,393)                 (40,874)
           Prepaid expenses and other current assets..............................              5,311                    2,977
           Accounts payable and accrued expenses..................................             30,346                   15,047
                                                                                  -------------------       ------------------
               Net cash used in operating activities..............................           (119,694)                (160,944)
                                                                                  -------------------       ------------------

   Cash flows from investing activities:
      Purchases of property, plant, and equipment.................................            (10,286)                 (17,783)
      Proceeds from asset disposals...............................................                240                    1,325
      (Increase) decrease in investment in affiliates.............................             (4,908)                     117
      (Increase) decrease in other assets.........................................             (1,814)                   2,770
      Acquisitions, net of cash acquired..........................................                  -                  (17,173)
                                                                                  -------------------       ------------------
               Net cash used in investing activities..............................            (16,768)                 (30,744)
                                                                                  -------------------       ------------------

   Cash flows from financing activities:
      Increase in short-term debt.................................................            152,909                  195,632
      Repayments of long-term debt................................................               (156)                  (1,142)
      Increase in other long-term liabilities.....................................                376                      956
      Proceeds from exercise of stock options.....................................              1,272                    1,655
      Purchases of common stock...................................................            (12,021)                       -
      Dividends on common stock...................................................             (3,070)                  (3,076)
                                                                                  -------------------       ------------------
               Net cash provided by financing activities..........................            139,310                  194,025
                                                                                  -------------------       ------------------

   Foreign currency translation adjustment........................................                403                   (1,705)
                                                                                  -------------------       ------------------

   Net increase in cash and cash equivalents......................................              3,251                      632
   Cash and cash equivalents at beginning of period...............................                 90                        8
                                                                                  -------------------       ------------------

   Cash and cash equivalents at end of period.....................................$             3,341       $              640
                                                                                  -------------------       ------------------
                                                                                  -------------------       ------------------

   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1999



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the six months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1998. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method.

Inventories were as follows:

      (Dollars in thousands)                                   April 30,                May 1,
                                                                  1999                   1998
                                                            -------------        -------------
       Raw materials and work in process....................$      76,045        $      83,564
       Finished goods.......................................      155,762              170,035
                                                            -------------        -------------
                                                                  231,807              253,599
       Less LIFO and other reserves.........................       46,108               41,174
                                                            -------------        -------------
                Total                                       $     185,699        $     212,425
                                                            -------------        -------------
                                                            -------------        -------------

RESTRUCTURING AND OTHER UNUSUAL EXPENSE

At April 30, 1999, the company had $3.9 million of restructuring and other unusual expense remaining in accrued liabilities. The company has utilized $6.8 million of these reserves since October 31, 1998. The company expects the majority of these reserves to be utilized by the end of fiscal 1999.

COMPREHENSIVE INCOME

Comprehensive income is comprised of two components: net earnings and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net earnings. Toro's other comprehensive income (loss) is comprised of foreign currency translation adjustments from certain foreign subsidiaries.

The components of comprehensive income (loss) were as follows:

                                                               Three Months Ended                   Six Months  Ended
                                                      -----------------------------------      -------------------------------
(Dollars in thousands)                                    April 30,              May 1,         April 30,          May 1,
                                                            1999                  1998            1999              1998
                                                      ---------------      --------------      --------------    -------------
Net earnings..........................................$      24,090        $      20,053       $     24,886      $    18,992
Other comprehensive income (loss).....................          563                 (695)               403           (1,705)
                                                      ---------------      --------------      --------------    -------------
Comprehensive income..................................$      24,653        $      19,358       $     25,289      $    17,287
                                                      ---------------      --------------      --------------    -------------
                                                      ---------------      --------------      --------------    -------------

NET EARNINGS PER SHARE

Reconciliation of basic and dilutive weighted average shares of common stock outstanding is as follows:

                                                                     Three Months Ended                   Six Months  Ended
                                                            ---------------------------------      -------------------------------
                                                                April 30,            May 1,         April 30,          May 1,
                                                                  1999                1998            1999              1998
                                                            ---------------    --------------      --------------    -------------
BASIC
(Shares in thousands)
Weighted average number of shares of common
       stock outstanding....................................       12,922             12,836            12,775            12,736
Assumed issuance of contingent shares ......................            -                  -               255                 -
                                                            ---------------    --------------      --------------    -------------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,922             12,836            13,030            12,736
                                                            ---------------    --------------      --------------    -------------
                                                            ---------------    --------------      --------------    -------------

DILUTIVE
(Shares in thousands)
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,922             12,836            13,030            12,736
Assumed conversion of stock options.........................          241                313               211               346
                                                            ---------------    --------------      --------------    -------------
Weighted average number of shares of common stock,
       assumed issuance of contingent shares, and
       assumed conversion of options outstanding............       13,163             13,149            13,241            13,082
                                                            ---------------    --------------      --------------    -------------
                                                            ---------------    --------------      --------------    -------------

BUSINESS ACQUISITIONS

On May 20, 1999, the company completed the purchase of its Minnesota distributor. This company distributes Toro consumer, commercial, landscape contractor, and irrigation products in several Midwestern states.

During the second quarter of fiscal 1999, Toro completed the purchase of the assets of Multi-Core Aerators Limited, a distributor of large turf aeration equipment. The purchase of Multi-Core Aerators augments Toro's full-line of turf aeration equipment and is expected to have an immediate appeal to the company's customer base.

During the second quarter of fiscal 1999, Toro completed the sale of all the components of its professional fertilizer businesses.

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

SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The company plans to adopt the new standard beginning with the first quarter of fiscal year 2001, as required. The company is in the process of evaluating SFAS 133 and the impact on the company.

SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The company plans to adopt the SOP in the first quarter of fiscal year 2000, as required. Costs incurred prior to the initial application of the SOP will not be adjusted to conform to SOP 98-1. The adoption of SOP 98-1 is not expected to have a material impact on the company's consolidated financial statements.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

 FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, or otherwise, in the future by or on behalf of the company.

Statements that are not historical are forward looking. When used by or on behalf of the company, the words "expect", "anticipate", "believe", "intend", and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include continued political and economic uncertainty throughout the world; inflationary pressures; whether the profit improvement plan will continue to be successful; increased competition in the company's businesses from competitors that have greater financial resources; soft markets in certain international markets, including Asia, Latin America, and Europe; the continuing strong dollar which increases the cost of the company's products in foreign markets, including Europe, resulting in cancellation of planned projects and limiting the company's ability to increase prices; competitive implications and price transparencies related to the euro conversion; changing buying patterns affecting the company's consumer business, including but not limited to a trend away from purchases at dealer outlets to price and value conscious purchases at hardware, home center, and mass retailers; changes in distributor ownership; the company's expansion into selected home center markets; the company's ability to integrate business acquisitions and to manage alliances successfully; successful implementation of strategies to use outside providers for warehousing and transportation services; the company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; changes in distributors, dealers, home center, or mass retailers' purchasing practices; the company's ability to manage costs at its manufacturing facilities; the company's ability to obtain resources, including engines, from its suppliers on a timely basis in order to meet consumer demands; the company's ability to maintain good relations with its union employees; and the ability to retain and hire quality employees.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions, and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and summer weather; slower growth in the company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; threatened or real inflationary pressures; changes in market demographics; actions of competitors; unanticipated problems or costs associated with accommodation of the year 2000 in computer applications or products; the inability of the company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations to implement computer applications accommodating the year 2000; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; and availability of raw materials.

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

RESULTS OF OPERATIONS

Second quarter net sales were $433.1 million compared to $379.7 million for the second quarter of fiscal 1998, an increase of 14.1 percent. Net earnings were $24.1 million compared to $20.1 million for the same quarter in the previous year, and diluted earnings per share for the quarter were $1.83 compared to $1.53 for the last comparable quarter. Sales were strong for consumer products due to a positive reaction to the introduction of the new Toro Personal Pace-Registered Tradmark- walk power mower and initial distribution of Toro-Registered Tradmark- brand lawn mowers through certain home centers. Sales to professional markets also did well due to the continued North American and European growth of the golf business, strong demand in the landscape contractor market, and a positive reaction to new commercial product introductions. International sales were up due to good sales to the European and Canadian markets for golf equipment and irrigation products, offset somewhat by soft irrigation sales in Australia. The company is currently in the process of reevaluating its business structure in Australia. The increase in net earnings and dilutive earnings per share was due mainly to the significant increase in sales and controlling expenses.

Year-to-date net sales were $683.9 million compared to $589.7 million last year, an increase of 16.0 percent. Net earnings were $24.9 million compared to $19.0 million last year, an increase of 31.0 percent, and dilutive earnings per share for the year were $1.88 compared to $1.45 last year. Sales were strong for consumer products due to a positive reaction to the introduction of new products, distribution of Toro-Registered Tradmark- brand lawn mowers through home centers, and timing of snowthrower shipments. Sales to the professional markets also did well due to the continued worldwide growth of the golf business, strong demand in the landscape contractor market, and the addition of Drip In products beginning in the second quarter of fiscal 1998. International sales also increased over the prior year due to the reasons noted above for the quarter plus the addition of Drip In in the agricultural irrigation market. The increase in net earnings and dilutive earnings per share was due mainly to the significant increase in net sales as described and controlling expenses.

The following table sets forth net sales by product line.

                                                                                             Three Months Ended
                                                            -----------------------------------------------------------------------
(Dollars in thousands)                                          April 30,           May 1,
                                                                 1999                1998             $ Change           % Change
                                                            -------------        -------------       -----------        -----------
Consumer products...........................................$     164,432        $     143,071       $    21,361         14.9%
Commercial products.........................................      185,862              158,424            27,438         17.3
Irrigation products.........................................       82,814               78,191             4,623          5.9
                                                            -------------        -------------       -----------
    Total *.................................................$     433,108        $     379,686       $    53,422         14.1%
                                                            -------------        -------------       -----------
                                                            -------------        -------------       -----------

* Includes international sales of...........................$      85,416        $      79,205       $     6,211          7.8%

                                                                                           Six Months Ended
                                                            -----------------------------------------------------------------------
(Dollars in thousands)                                         April 30,            May 1,
                                                                  1999              1998              $ Change           % Change
                                                            -------------        -------------       -----------        -----------
Consumer products...........................................$     257,725        $     208,317       $    49,408         23.7%
Commercial products.........................................      294,169              256,591            37,578         14.6
Irrigation products.........................................      131,975              124,837             7,138          5.7
                                                            -------------        -------------       -----------
    Total *.................................................$     683,869        $     589,745       $    94,124         16.0%
                                                            -------------        -------------       -----------
                                                            -------------        -------------       -----------

* Includes international sales of...........................$     143,886        $     134,377       $     9,509          7.1%

CONSUMER PRODUCT SALES

Second quarter net sales of worldwide consumer products were $164.4 million compared to $143.1 million in the second quarter of fiscal 1998, an increase of 14.9 percent. Sales of Toro-Registered Tradmark- brand walk power mowers were up significantly from last comparable quarter due to the positive reception of the new Toro Personal Pace-Registered Tradmark- lawn mower and the addition of sales through 1,500 home center outlets, a new distribution channel for the Toro-Registered Tradmark- brand walk power mowers. Offsetting this increase were lower sales for Lawn-Boy-Registered Tradmark- walk power mowers because shipments in the second quarter of fiscal 1998 were heavier than normal due to late production in fiscal 1998. Shipments of riding products increased for the quarter due to new marketing programs for garden tractors and a shift of shipping patterns that more closely reflects retail demand. Do-it-yourself irrigation product sales were also up from the last comparable quarter due to dry weather in key Sun Belt markets, better availability of product, and more shelf space at select home centers. International sales were down compared to the second quarter of fiscal 1998 because of a decline in Australian irrigation sales due to wet weather.

Year-to-date net sales of worldwide consumer products were $257.7 million compared to $208.3 million last year, an increase of 23.7 percent. Sales to home centers, a new distribution channel for the Toro-Registered Tradmark-brand walk power mowers, contributed to the sales increase, as did strong sales to Toro's traditional dealers. Shipments for riding products, primarily lawn tractors, increased slightly for the period due to a shift of shipping patterns that more closely reflects retail demand. Year-to-date sales of snowthrowers were also higher than last year due to the timing of shipments from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999. Do-it-yourself irrigation product sales were also up due to dry weather in key Sun Belt markets, better availability of product, and more shelf space at select home centers. Sales of electric appliance products, including trimmers and blower vacuums, also did well for the year due to the warm fall weather that extended the selling season into the first quarter of fiscal 1999 as well as sales to new mass retail outlets for electric trimmers and blowers. Offsetting these positive factors were lower international sales as noted above in the quarter comparison.

Field inventory levels were down for domestic consumer products at Toro's distributors and dealers. This reduction was a result of heavy snowfall in certain key markets during the winter of 1998-1999 and Toro's special one-time marketing programs introduced in the fall of 1998 designed to reduce field inventory levels for riding and walk power mower products. Management believes that the reduction of snowthrower domestic field inventories positions Toro for higher snowthrower sales in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 as compared to the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999.

COMMERCIAL PRODUCT SALES

Second quarter net sales of worldwide commercial products were $185.9 million compared to $158.4 million in the second quarter of fiscal 1998, an increase of 17.3 percent. The sales increase was largely a result of growth in the landscape contractor market as well as acceptance of new products introduced last year. Sales for the Toro-Registered Tradmark- Sitework-TM- Systems were up significantly from the second quarter of fiscal 1998 due to the greater market acceptance of this product. Worldwide sales of golf course equipment did well for both new and replacement equipment. Commercial product sales also did well for the quarter due to the introduction of new products. In addition, international commercial sales were up for the quarter due to strong demand for golf equipment in Europe and Canada as well as market acceptance of new products. Offsetting these increases were weak international sales for landscape contractor products.

Year-to-date net sales of worldwide commercial products were $294.2 million compared to $256.6 million last year, an increase of 14.6 percent. The six-month increase in sales reflects the same factors contributing to the second quarter increase. In addition, retail sales have also been strong for the year for commercial and landscape contractor products.

IRRIGATION PRODUCT SALES

Second quarter net sales of worldwide irrigation products were $82.8 million compared to $78.2 million in the second quarter of fiscal 1998, an increase of 5.9 percent. Worldwide golf revenues and Irritrol-Registered Tradmark-Systems sales contributed most of this increase. Irritrol-Registered Tradmark- Systems sales were significantly above the last comparable quarter for fiscal 1998 due to better, drier weather this year. Toro residential/commercial irrigation sales were slightly below fiscal 1998 levels due to product availability caused by delays in manufacturing. International sales were up from the same quarter in fiscal 1998 due to strong golf irrigation sales and strong sales of Irritrol-Registered Tradmark- residential/commercial product.

Year-to-date net sales of worldwide irrigation products were $132.0 million compared to $124.8 million last year, an increase of 5.7 percent. As mentioned above in the quarter comparison, strong golf irrigation revenues and Irritrol-Registered Tradmark- residential/commercial product sales contributed to the increase as did the addition of sales from Drip In, which was acquired in the second quarter of fiscal 1998. Offsetting those increases were lower sales for Toro residential/commercial irrigation products due to the same reasons as noted above.

GROSS PROFIT

Second quarter gross profit was $152.9 million compared to $132.9 million last year, an increase of 15.0 percent. As a percent of net sales, gross profit for the second quarter was 35.3 percent compared to 35.0 percent last year. The increase in gross profit resulted primarily from higher margins for the consumer product line due to price increases for certain products and improved manufacturing efficiencies due to plant closures. This increase was partially offset by the gross margin reversal resulting from the purchase of Toro's Minnesota based distributor.

Year-to-date gross profit was $240.8 million compared to $206.0 million last year, an increase of 16.9 percent. As a percent of net sales, year-to-date gross profit was 35.2 percent compared to 34.9 percent last year. The increase in gross margins was due to the same contributing factors as in the quarter comparison.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Second quarter selling, general, and administrative expenses (SG&A) were $106.8 million compared to $95.0 million last year, an increase of 12.4 percent. However, as a percent of net sales, SG&A decreased slightly to 24.7 percent from 25.0 percent for the same quarter in fiscal 1998. The dollar increase is mainly due to increases for direct marketing expenses, warehousing costs, and warranty expenses due to higher sales levels. Incentive compensation expenses were also higher due to improved financial performance of the company in the second quarter of fiscal 1999.

Year-to-date SG&A expenses were $189.1 million compared to $166.9 million last year, an increase of 13.3 percent. However, as a percent of net sales, SG&A decreased slightly to 27.7 percent from 28.3 percent last year. The dollar increase is mainly due to increases for direct marketing expenses, warehousing costs, and warranty expenses due to higher sales levels. Incentive compensation expenses were also higher due to improved financial performance of the company. Information systems costs were higher due to the continued implementation of an enterprise-wide software system.

INTEREST EXPENSE

Second quarter interest expense was $6.7 million compared to $6.9 million last year, a slight decrease of $.2 million.

Year-to-date interest expense was $11.7 million compared to $12.7 million last year, a decrease of $1.0 million. This decline is due to lower borrowing levels compared to last year as a result of improved asset management, primarily inventory and accounts receivable.

OTHER INCOME, NET

Second quarter other income, net, was $.1 million compared to $2.1 million last year, a decrease of $2.0 million. The decrease was due to higher amounts of currency losses in fiscal 1999, and recoveries of previously written off notes receivables in the second quarter of fiscal 1998.

Year-to-date other income, net, was $.9 million compared to $5.0 million last year, a decrease of $4.1 million. In addition to the reasons mentioned in the quarter comparison, the decrease was due to a favorable settlement of a trade secret lawsuit in fiscal 1998.

PROVISION FOR INCOME TAXES

The effective tax rate for the quarter was 38.9 percent and the year-to-date was
39.0 percent compared to 39.5 percent last quarter and year. The decline in the tax rate is due to an increase in benefits received from the company's foreign sales corporation.

FINANCIAL POSITION AS OF APRIL 30, 1999

     APRIL 30, 1999 COMPARED TO MAY 1, 1998

Total assets at April 30, 1999 were $931.2 million compared to $952.2 million on May 1, 1998, a decrease of $21.0 million. Net accounts receivable decreased slightly by $1.0 million. However, net receivables increased for most product lines due to increased sales volumes, which was offset by the collection of a receivable from James Hardie Irrigation Limited (Hardie) in May 1998. Inventory decreased $26.7 million due to the closing of two manufacturing facilities that reduced work-in-process inventory and lower levels of consumer inventory due to strong sales for the year and improved efforts at inventory management. Net property, plant, and equipment declined $8.7 million due to higher amounts of depreciation expense in comparison to capital additions. Goodwill and other assets increased $16.3 million mainly as a result of a contingent payment made in the first quarter of fiscal 1999, in connection with the company's acquisition of Exmark in fiscal 1998.

Total current liabilities at April 30, 1999 were $440.4 million compared to $463.7 million on May 1, 1998, a decrease of $23.3 million. Short-term debt decreased by $52.7 million as a result of better asset management. Accounts payable decreased by $11.4 million due to timing of inventory purchases and payments. Offsetting those decreases was an increase in accrued liabilities of $42.1 million as a result of higher warranty and marketing accruals due to higher sales levels.

     APRIL 30, 1999 COMPARED TO OCTOBER 31, 1998

Total assets at April 30, 1999 were $931.2 million compared to $724.0 million at October 31, 1998, an increase of $207.2 million. Net accounts receivable increased $198.0 million from October 31, 1998 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Goodwill and other assets increased $15.9 million mainly as a result of the Exmark contingent payment.

Total current liabilities at April 30, 1999 were $440.4 million compared to $258.2 million at October 31, 1998, an increase of $182.2 million. The majority of this increase was the result of additional short-term debt of $152.9 million, reflecting the company's strategy of utilizing short-term borrowing to fund the company's seasonal working capital needs. These requirements are historically greatest in the winter and spring months. Accounts payable increased $7.3 million due to the timing of inventory purchases and payments. Accrued liabilities increased $36.6 million as a result of higher warranty accruals and accruals for various seasonal sales and marketing programs, which are at their peak during the spring selling season.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first six months of fiscal 1999 was primarily for the seasonal increase in accounts receivable, partially offset by increases in accrued liabilities and net earnings. On December 30, 1998, the company entered into an agreement for an additional credit line with its domestic banks, which increased its committed bank credit line to $260 million from $160 million and eliminated its $70 million uncommitted bank credit line.

The company's domestic and international working capital needs are funded with approximately $290 million of committed unsecured bank credit lines. The company also has banker's acceptance financing agreements under which an additional $40 million is available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for its anticipated working capital, capital additions, acquisitions, and stock repurchases.

INFLATION

The company is subject to the effects of changing prices. However, the company is not currently experiencing any material effects of rising costs. The company attempts to deal with inflationary pressures through a combination of internal cost reduction efforts and selected increases in selling prices of certain products.

YEAR 2000 COMPLIANCE

During the second quarter of fiscal 1999, Toro continued its company-wide program to prepare the company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems will properly and accurately process information when the year changes to 2000. Incomplete or untimely resolution of year 2000 issues by the company, by its important suppliers and customers, by public utility providers, or by governmental entities could have a material adverse impact on the company's business, operations, or financial condition.

STATE OF READINESS - The company is nearing completion of its project to replace core-business information systems with an Enterprise Resource Planning (ERP) software package provided by a vendor that has certified it is year 2000 compliant. The final stage of the conversion to the ERP package is expected to be in place by the fourth quarter of fiscal 1999 (before October 31, 1999). The package includes software to support the company's facilities and business units with the exception of five domestic subsidiaries and business units and the company's European subsidiaries, which are believed to be year 2000 compliant. The company is in the process of testing these non-ERP systems and updating any non-compliant systems.

Toro has assessed its products and believes them to be year 2000 compliant with the exception of six irrigation control systems. Testing of these systems has been completed and software remediations are expected to be available by the end of June 1999.

Toro's year 2000 issues list has over three hundred software and hardware items, the majority of which are single-user, departmental or plant systems. The company is in the testing phase for the following business-critical systems:
ERP, payroll, product data management, all non-ERP core-business information systems, and associated infrastructure and support technologies. After delays experienced in the first quarter of fiscal 1999, the company has received vendor claimed compliant versions of their products. The company has also increased its resources for internal programming, and is currently back on schedule in the testing phase, which is expected to be completed by mid-1999. The current plan is to complete the de-installation from the non-compliant year 2000 mainframe computer by the fourth quarter of fiscal 1999.

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

COSTS - Year 2000 costs through April 30, 1999 were approximately $2.0 million and have been expensed as incurred. These costs include contractor support and ERP implementation for the company's recently acquired businesses. Costs remaining that have been identified are estimated to be less than $1.5 million, which include expenses for contractor support, telephone system upgrades, software modifications for irrigation systems, and business unit system upgrades. The estimated cost of year 2000 adaptation is less than 15 percent of the company's information systems budget. No significant information systems project has been deferred to accommodate the year 2000 issues.

RISKS - The company is continuing to test its core-business operating and financial systems and remains uncertain of the risks the year 2000 will have on its business operations. In addition, the company remains uncertain about whether the company's business partners, including dealers, distributors, home centers, mass retailers, banks, and suppliers will be year 2000 compliant. The company is particularly concerned about international customers and suppliers due to their late testing target dates. The scope of Toro's year 2000 project does not include ensuring public utility and governmental agency's readiness for the year 2000. Toro has little to no control over these institutions, thereby introducing some level of risk in the company's ability to continue normal operations at and for the weeks immediately after the turn of the century.

Testing is under way to validate assumptions, which is planned to be completed by the third quarter of fiscal 1999. The company believes this timetable should allow enough time to fix or replace any internal business-critical problems discovered during the testing phase.

The most reasonably likely worst-case scenarios revolve around failures experienced by entities outside the control of the company such as local electric utilities, telecommunication vendors, customers, suppliers, and governmental services. The effects of these scenarios vary with the severity and duration of any failure.

CONTINGENCY PLANS - The company's contingency plans will continue to evolve as the testing phase of the business-critical systems and technologies is completed. The company is in the stage of defining a Business Resumption Plan, which will include documented manual processes for critical business functions that could be invoked for any type of business interruption, including any year 2000 issues. The current timetable is to have a draft of procedures completed by the third quarter of fiscal 1999 for most corporate critical business functions.

The company is also planning on performing complete, system-wide backups on December 30 and 31, 1999 and is also discussing the possibility of shutting down all systems so they are not actually running at the turn of the century. Key information system personnel will also be on-site and on-call for the month of January 2000 to deal with any problems that may occur.

With respect to non-compliant irrigation systems that have been identified, the company is developing software modifications to correct the year 2000 problem, which are expected to be available to customers by the end of June 1999. In most cases, the company believes that simple software modifications should make the units year 2000 compliant. In some cases, the company is recommending that customers replace their older non-compliant systems with newer, functionally enhanced compliant systems.

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

The company continued its program to evaluate whether the company's computer systems and programs will experience operational problems when the euro is fully implemented. The company's European subsidiaries' financial systems have completed initial testing and no problems were discovered in their ability to function using the euro. These subsidiaries began disclosing the euro value on each customer's invoice in January 1999. The company plans to continue testing its computer systems in fiscal 1999 for additional euro functionality. The company believes the risk to be minimal, as billing and banking functions are already being performed in multiple currencies within these entities.

Based on its evaluation to date, management currently believes that, while the company will incur internal and external costs to adjust to the euro, such costs are not expected to have a material impact on operations, cash flows, or the financial condition of the company and its subsidiaries, taken as a whole, in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

The following forward exchange contracts held by the company have maturity dates in fiscal year 1999. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at April 30, 1999 were as follows:

----------------------------------------------- ---------------- ----------------- ----------------
                                                    AVERAGE                          FAIR VALUE
DOLLARS IN THOUSANDS                              CONTRACTED         NOTIONAL          IMPACT
(EXCEPT AVERAGE CONTRACTED RATE)                     RATE             AMOUNT         GAIN (LOSS)
----------------------------------------------- ---------------- ----------------- ----------------
Buy Australian dollar/Sell US dollar                      .6422  $       6,084.2   $          139.1
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Australian dollar                      .6092          4,906.1             (423.1)
----------------------------------------------- ---------------- ----------------- ----------------
Buy Belgium franc/Sell US dollar                        38.0030          1,846.7               (5.9)
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Canadian dollar                       1.5121          4,530.1             (164.5)
----------------------------------------------- ---------------- ----------------- ----------------
Buy German mark/Sell US dollar                           1.7773          1,941.1              (69.4)
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell German mark                           1.7424          1,262.6               70.5
----------------------------------------------- ---------------- ----------------- ----------------

DEBT FINANCING

The company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The company's short-term debt borrowing rates are dependent upon the LIBOR rate plus an additional percentage based on the company's current borrowing level. See the company's Annual Report filed on Form 10-K for the fiscal year ended October 31, 1998 (Item 7A) for additional information. There has been no material change in the information contained in that report.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on March 24, 1999.

(b)      The results of the stockholder votes were as follows:

                                                                                                                          Broker
                                                                           For            Against       Abstain         Non-Votes
                                                                           ---            -------       -------         ---------
          1.  Election of Directors
               Ronald O. Baukol                                        10,575,465         248,207             0                0
               Alex A. Meyer                                           10,540,258         283,414             0                0
               Dale R. Olseth                                          10,550,709         272,963             0                0
          2.  Approval of Amendment of Annual
              Management Incentive Plan II.                             9,486,417         990,625       277,011           69,618
          3.  Approval of Adoption of The Toro Company
              Performance Share Plan.                                   9,813,559         789,688       220,425                0
          4.  Approval of Selection of
              Independent Auditors.                                    10,580,442         132,109       111,120                0

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

     10(b) Directors Stock Plan, as amended (incorporated by reference to Exhibit 10(b) to Registrant's Annual
                          Report on Form 10-K for the fiscal year ended October
                          31, 1998).*

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

     10(e) 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(e) to Registrant's Annual
                          Report on Form 10-K for the fiscal year ended October
                          31, 1998).*

     10(f) 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Annual
                          Report on Form 10-K for the fiscal year ended October
                          31, 1998).*

     10(g) The Toro Company Performance Share Plan (incorporated by reference to Exhibit B to Registrant's Proxy
                          Statement dated February 5, 1999).*

     10(h)                The Toro Company Supplemental Management Retirement
                          Plan, as amended.*

     10(i)                The Toro Company Supplement Retirement Plan.*

     10(j) Chief Executive Officer Succession Incentive Agreement dated as of July 31, 1995 (incorporated by reference to Exhibit 10(iii)(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).*

     10(k)                The Toro Company Deferred Compensation Plan for
                          Officers (incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1999).*

     10(l)                The Toro Company Deferred Compensation Plan for
                          Non-Employee Directors (incorporated by reference to Exhibits 10(k) to Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended January 29, 1999).*

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


                                                THE TORO COMPANY
                                                  (Registrant)

                                             By /s/ Stephen P. Wolfe
                                                --------------------------------
                                                Stephen P. Wolfe
                                                Vice President, Finance
                                                Chief Financial Officer
                                                (principal financial officer)



Date:  June 14, 1999