Form 10-Q
period 1999-07-30
TORO CO
filed 1999-09-13
CIK 737758

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

   For the Quarterly Period Ended JULY 30, 1999 Commission File Number 1-8649




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


The number of shares of Common Stock outstanding as of September 3, 1999 was 12,674,206.


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

ITEM 1.       Condensed Consolidated Statements of Operations (Unaudited) -
                  Three and Nine Months Ended July 30, 1999 and July 31, 1998.......................................3

              Condensed Consolidated Balance Sheets (Unaudited) -
                  July 30, 1999, July 31, 1998 and October 31, 1998.................................................4

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended July 30, 1999 and July 31, 1998.................................................5

              Notes to Condensed Consolidated Financial Statements (Unaudited).....................................6-8

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................................9-16

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk...........................................17

PART II.    OTHER INFORMATION:

ITEM 6.       Exhibits and Reports on Form 8-K....................................................................18-19

              Signatures...........................................................................................20

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                               Three Months Ended                       Nine Months Ended
                                                      ------------------------------------    -------------------------------------
                                                           July 30,             July 31,           July 30,           July 31,
                                                             1999                1998               1999                 1998
                                                      -----------------   -----------------   -----------------   -----------------
Net sales.............................................$         325,317   $         290,993   $       1,009,186   $         880,738
Cost of sales.........................................          199,478             189,713             642,549             573,457
                                                      -----------------   -----------------   -----------------   -----------------
       Gross profit...................................          125,839             101,280             366,637             307,281
Selling, general, and administrative expenses.........          103,140              89,532             292,276             256,431
Restructuring and other unusual expense...............              722              10,452                 722              10,452
                                                      -----------------   -----------------   -----------------   -----------------
       Earnings from operations.......................           21,977               1,296              73,639              40,398
Interest expense......................................           (6,790)             (6,650)            (18,517)            (19,366)
Other income, net.....................................            1,736               1,135               2,599               6,140
                                                      -----------------   -----------------   -----------------   -----------------
       Earnings (loss) before income taxes............           16,923              (4,219)             57,721              27,172
Provision (benefit) for income taxes..................            6,600              (1,666)             22,511              10,733
                                                      -----------------   -----------------   -----------------   -----------------
       Net earnings (loss)............................$          10,323   $          (2,553)  $          35,210   $          16,439
                                                      -----------------   -----------------   -----------------   -----------------
                                                      -----------------   -----------------   -----------------   -----------------

Basic earnings (loss) per share of common stock.......$             .80   $           (0.20)  $            2.72   $            1.28
                                                      -----------------   -----------------   -----------------   -----------------
                                                      -----------------   -----------------   -----------------   -----------------
Diluted earnings (loss) per share of common stock.....$             .78   $           (0.20)  $            2.66   $            1.24
                                                      -----------------   -----------------   -----------------   -----------------
                                                      -----------------   -----------------   -----------------   -----------------


Weighted average number of shares of common stock
       outstanding - basic............................           12,825              12,854              12,961              12,845

Weighted average number of shares of common stock
       outstanding - dilutive.........................           13,244              12,854              13,235              13,302





See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        July 30,             July 31,               October 31,
                                                                        1999                    1998                    1998
                                                                 -----------------       -----------------        -----------------
ASSETS
Cash and cash equivalents........................................$           1,915       $           2,800        $             90
Receivables, net.................................................          339,748                 328,628                 241,426
Inventories, net.................................................          194,225                 202,999                 184,306
Prepaid expenses and other current assets........................            8,352                   7,238                  14,618
Deferred income taxes............................................           39,154                  44,831                  38,997
                                                                 -----------------       -----------------        -----------------
        Total current assets.....................................          583,394                 586,496                 479,437
                                                                 -----------------       -----------------        -----------------

Property, plant, and equipment...................................          345,430                 325,473                 330,539
        Less accumulated depreciation............................          222,631                 192,510                 203,402
                                                                 -----------------       -----------------        -----------------
                                                                           122,799                 132,963                 127,137

Deferred income taxes............................................            3,786                   1,182                   3,763
Goodwill and other assets........................................          128,230                 112,722                 113,654
                                                                 -----------------       -----------------        -----------------
        Total assets.............................................$         838,209       $         833,363        $         723,991
                                                                 -----------------       -----------------        -----------------
                                                                 -----------------       -----------------        -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt................................$             644       $             684       $             580
Short-term debt..................................................          115,356                 158,031                  31,000
Accounts payable.................................................           39,119                  30,505                  65,273
Accrued liabilities..............................................          196,153                 161,581                 161,357
                                                                 -----------------       -----------------        -----------------
        Total current liabilities................................          351,272                 350,801                 258,210
                                                                 -----------------       -----------------        -----------------

Long-term debt, less current portion.............................          195,617                 196,947                 196,844
Other long-term liabilities......................................            6,325                   6,625                   5,538

Stockholders' equity:
   Common stock, par value $1.00, authorized 35,000,000 shares;
   issued and outstanding 12,657,994 shares at July 30, 1999
   (net of 850,061 treasury shares), 12,867,614 shares at July
   31, 1998 (net of 640,441 treasury shares), and 12,769,560
   shares at October 31, 1998 (net of 738,495 treasury shares)...           12,658                  12,868                  12,770
 Additional paid-in capital......................................           48,883                  59,455                  56,546
 Retained earnings...............................................          231,200                 214,501                 200,609
 Foreign currency translation adjustment.........................           (7,746)                 (7,834)                 (6,526)
                                                                 -----------------       -----------------        -----------------
        Total stockholders' equity...............................          284,995                 278,990                 263,399
                                                                 -----------------       -----------------        -----------------
        Total liabilities and stockholders' equity...............$         838,209       $         833,363        $        723,991
                                                                 -----------------       -----------------        -----------------
                                                                 -----------------       -----------------        -----------------


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  Nine Months Ended
                                                                                  -----------------------------------------------
                                                                                          July 30,              July 31,
                                                                                           1999                  1998
                                                                                  -------------------         -------------------
   Cash flows from operating activities:
   Net earnings................................................................... $           35,210            $        16,439
      Adjustments to reconcile net earnings to net cash used in operating activities:
      Provision for depreciation and amortization.................................             26,897                      22,593
      Loss on disposal of property, plant, and equipment..........................                264                         301
      Deferred income taxes.......................................................                282                      (2,490)
      Tax benefits related to employee stock option transactions..................                393                       1,815
      Changes in operating assets and liabilities:
           Receivables, net.......................................................            (95,299)                    (60,811)
           Inventories, net.......................................................             (4,060)                    (31,448)
           Prepaid expenses and other current assets..............................              5,886                       4,283
           Accounts payable and accrued expenses..................................              8,520                     (18,100)
                                                                                  -------------------         -------------------
               Net cash used in operating activities..............................            (21,907)                    (67,418)
                                                                                  -------------------         -------------------

   Cash flows from investing activities:
      Purchases of property, plant, and equipment.................................            (18,551)                    (24,514)
      Proceeds from asset disposals...............................................                256                       1,330
      (Increase) decrease in investment in affiliates.............................             (4,901)                         26
      (Increase) decrease in other assets.........................................             (2,207)                      1,336
      Acquisitions, net of cash acquired..........................................             (2,748)                    (17,173)
                                                                                   ------------------         -------------------
               Net cash used in investing activities..............................            (28,151)                    (38,995)
                                                                                  -------------------         -------------------

   Cash flows from financing activities:
      Increase in short-term debt.................................................             79,736                     117,031
      Repayments of long-term debt................................................             (1,554)                     (3,601)
      Increase in other long-term liabilities.....................................                763                         972
      Proceeds from exercise of stock options.....................................              3,326                       2,176
      Purchases of common stock...................................................            (24,549)                          -
      Dividends on common stock...................................................             (4,619)                     (4,619)
                                                                                  -------------------         -------------------
               Net cash provided by financing activities..........................             53,103                     111,959
                                                                                  -------------------         -------------------

   Foreign currency translation adjustment........................................             (1,220)                     (2,754)
                                                                                  -------------------         -------------------

   Net increase in cash and cash equivalents......................................              1,825                       2,792
   Cash and cash equivalents at beginning of period...............................                 90                           8
                                                                                  -------------------         -------------------

   Cash and cash equivalents at end of period.....................................$             1,915         $             2,800
                                                                                  -------------------         -------------------
                                                                                  -------------------         -------------------

   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 30, 1999


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the nine months ended July 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1998. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

     (Dollars in thousands)                                    July 30,           July 31,
                                                                 1999                1998
                                                           -------------        -------------
      Raw materials and work in process....................$     171,194        $     178,678
      Finished goods.......................................       69,003               66,096
                                                           -------------        -------------
                                                                 240,197              244,774
      Less LIFO and other reserves.........................      (45,972)             (41,775)
                                                           -------------        -------------
               Total                                       $      194,225       $     202,999
                                                           -------------        -------------
                                                           -------------        -------------

RESTRUCTURING AND OTHER UNUSUAL EXPENSE

During the third quarter of fiscal 1999, the company recorded a net charge of $.7 million for restructuring and other unusual expense. The company recorded a restructuring charge of $1.9 million for asset write-downs and severance related to management and sales force changes due to a reorganization of its Australian manufacturing operations. Other unusual expense was reduced by $1.2 million relating to the reversal for the unused portion of the $3.7 million one-time consumer marketing programs accrued in the third quarter of fiscal 1998. The company also expects to record an approximate $.8 million restructuring charge in the fourth quarter of fiscal 1999 related to severance costs for the closure of its Australian plant. This severance will be recorded in the fourth quarter because the employees were notified of their termination in the fourth quarter of fiscal 1999.

At October 31, 1998, the company had $10.7 million of restructuring and other unusual expense in accrued liabilities. Since then, the company has utilized or reversed $10.7 million of these reserves and accrued an additional $1.9 million of restructuring charges, leaving $1.9 million remaining in accrued liabilities for restructuring and other unusual expense at July 30, 1999. The company expects most of these reserves to be utilized by the end of the first quarter of fiscal 2000.

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

The components of comprehensive income (loss) were as follows:

                                                                   Three Months Ended                   Nine Months Ended
                                                           -----------------------------------      ------------------------------
     (Dollars in thousands)                                    July 30,               July 31,      July 30,         July 31,
                                                                1999                  1998              1999           1998
                                                           -------------        --------------      --------------   ------------

     Net earnings (loss)...................................$      10,323        $      (2,553)      $       35,210    $    16,439
     Other comprehensive loss..............................       (1,623)              (1,049)              (1,220)        (2,754)
                                                           -------------        -------------       --------------    -----------
     Comprehensive income (loss)...........................$       8,700        $      (3,602)      $       33,990    $    13,685
                                                           -------------        -------------       --------------    -----------
                                                           -------------        -------------       --------------    -----------

EARNINGS PER SHARE

Reconciliation of basic and dilutive weighted average shares of common stock outstanding is as follows:

                                                                     Three Months Ended                 Nine Months Ended
                                                           -----------------------------------      ------------------------------
BASIC                                                           July 30,            July 31,           July 30,          July 31,
(Shares in thousands)                                              1999                1998              1999              1998
                                                           -------------        --------------      --------------   ------------
Weighted average number of shares of common
       stock outstanding....................................       12,825               12,854               12,792        12,845
Assumed issuance of contingent shares ......................            -                    -                  169             -
                                                            -------------        -------------       --------------  ------------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,825               12,854             12,961          12,845
                                                            -------------        -------------       --------------  ------------
                                                            -------------        -------------       --------------  ------------
DILUTIVE
(Shares in thousands)
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,825               12,854               12,961        12,845
Assumed conversion of stock options and assumed
       issuance of restricted shares........................          419                    -                  274           457
                                                            -------------        -------------       --------------  -----------
Weighted average number of shares of common stock,
       assumed issuance of contingent shares, assumed
       issuance of restricted shares, and assumed
       conversion of options outstanding....................       13,244               12,854               13,235        13,302
                                                            -------------        -------------       --------------  -----------
                                                            -------------        -------------       --------------  -----------

BUSINESS ACQUISITIONS

On July 30, 1999, the company entered into an agreement to purchase one of its midwestern distributors. This company distributes Toro commercial and irrigation products in one midwestern state.

During the third quarter of fiscal 1999, Toro acquired the technology and manufacturing rights for battery-operated valves and remote, hand-held controllers from a French manufacturer. The technology will be incorporated into both the Toro and Irritrol-Registered trademark- Irrigation Systems product lines.

On May 20, 1999, the company completed the purchase of its Minnesota-based distributor. This company distributes Toro products in several midwestern states.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include inflationary pressures; whether the 1998 profit improvement plan will continue to be successful; increased competition in the company's businesses from competitors that have greater financial resources; soft markets in certain international markets, including Asia, Latin America, and Europe; whether the restructuring of the Australian operations will be successful at improving operating results; the continuing relative strength of the dollar which increases the cost of the company's products in foreign markets and ability to increase prices; competitive pricing pressures; competitive implications and price transparencies related to the euro conversion; changing buying patterns affecting the company's consumer business, including but not limited to a trend away from purchases at dealer outlets to price and value conscious purchases at hardware, home center, and mass retailers; potential impact of the internet and e-commerce on the company's business; changes in distributor ownership; the company's expansion into selected home center markets and effects on other product lines; the company's ability to integrate business acquisitions and to manage alliances successfully; the ability to pursue strategic investments for future earnings capability; successful implementation of strategies to use outside providers for warehousing and transportation services; the company's ability to develop and manufacture new and existing products profitably; market acceptance of existing and new products; changes in distributors, dealers, home center, or mass retailers' purchasing practices; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the company's ability to obtain resources, including engines, from its suppliers on a timely basis in order to meet consumer demands; the company's ability to maintain good relations with its union employees; and the ability to retain and hire quality employees.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions, and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and dry summer weather; slower growth in the company's markets; financial market changes including increases in interest rates and fluctuations in foreign exchange rates; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; threatened or real inflationary pressures; changes in market demographics; actions of competitors; unanticipated problems or costs associated with accommodation of the year 2000 in computer applications or products; the inability of the company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations to implement computer applications accommodating the year 2000; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; and availability of raw materials.

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

RESULTS OF OPERATIONS

Third quarter net sales were $325.3 million compared to $291.0 million for the third quarter of fiscal 1998, an increase of 11.8 percent. Net earnings were $10.3 million compared to a net loss of $2.6 million for the same quarter in the previous year, and diluted earnings per share for the third quarter of fiscal 1999 were $.78 compared to a loss per diluted share of $.20 for the third quarter of fiscal 1998. Sales were slightly higher for consumer products due mainly to the distribution of Toro-Registered trademark- brand lawn mowers through certain home centers offset by slower sales of Lawn-Boy-Registered trademark- walk power mowers and consumer riding products. Sales to professional markets were strong due to the continued North American and European growth of the golf business and strong demand in the landscape contractor market. International sales were up due to increased sales to the European and Canadian markets for golf equipment and irrigation products, offset somewhat by soft consumer sales mainly for walk power mowers and riding products. The increase in net earnings and dilutive earnings per share was due to the significant increase in sales, a lower level of restructuring and other unusual expense, and an improvement in gross margins primarily in the consumer division.

Year-to-date net sales were $1,009.2 million compared to $880.7 million last year, an increase of 14.6 percent. Net earnings were $35.2 million compared to $16.4 million last year, an increase of 114.6 percent, and dilutive earnings per share for the year were $2.66 compared to $1.24 last year. Sales were strong for consumer products due to a positive reaction to the introduction of the new Toro Personal Pace-Registered trademark- walk power mower, initial distribution of Toro-Registered trademark- brand lawn mowers through home centers, and timing of snowthrower shipments. Sales to the professional markets also did well due to the continued worldwide growth of the golf business, strong demand in the landscape contractor market, and the addition of Drip In products beginning in the second quarter of fiscal 1998. International sales also increased over the prior year due to the reasons noted above for the quarter plus the addition of Drip In in the agricultural irrigation market. The increase in net earnings and dilutive earnings per share was due to the significant increase in net sales as described, lower level of restructuring and other unusual expenses, and an improvement in gross margins.

In summary, fiscal 1999 results have improved greatly from that of fiscal 1998 due to the continued growth in the company's professional businesses and the recovery of Toro's consumer business. The company is experiencing the success of the profit improvement plan put in place in fiscal 1998 that has repositioned portions of the consumer business resulting in significantly improved operating results. The professional businesses, and the markets they serve, continue to be very strong. The company's stronger than expected performance in fiscal 1999 has allowed Toro to pursue additional strategic investments that should position the company for stronger future earnings capabilities.

The following table sets forth net sales by product line.

                                                                                             Three Months Ended
                                                            -----------------------------------------------------------------------
(Dollars in thousands)                                      July 30, 1999        July 31, 1998         $ Change         % Change
                                                            -------------        -------------       --------------  --------------
Consumer products...........................................$      99,247        $      97,691       $        1,556            1.6%
Commercial products.........................................      127,973              111,725               16,248            14.5
Irrigation products.........................................       98,097               81,577               16,520            20.3
                                                            -------------        -------------       --------------
    Total *.................................................$     325,317        $     290,993       $       34,324           11.8%
                                                            -------------        -------------       --------------
                                                            -------------        -------------       --------------
* Includes international sales of...........................$      55,097        $      51,661       $        3,436            6.7%

                                                                                           Nine Months Ended
                                                            -----------------------------------------------------------------------
(Dollars in thousands)                                      July 30, 1999        July 31, 1998          $ Change       % Change
                                                            -------------        -------------       --------------  --------------
Consumer products...........................................$     356,972        $     306,008       $       50,964           16.7%
Commercial products.........................................      422,142              368,316               53,826            14.6
Irrigation products.........................................      230,072              206,414               23,658            11.5
                                                            -------------        -------------       --------------
    Total *.................................................$   1,009,186        $     880,738       $      128,448           14.6%
                                                            -------------        -------------       --------------
                                                            -------------        -------------       --------------
* Includes international sales of...........................$     198,983        $     186,038       $       12,945            7.0%

CONSUMER PRODUCT SALES

Third quarter net sales of worldwide consumer products were $99.2 million compared to $97.7 million in the third quarter of fiscal 1998, an increase of
1.6 percent. Sales to home centers, a new distribution channel for the Toro-Registered trademark- brand walk power mowers, contributed to the sales increase. Do-it-yourself irrigation product sales were also up from the last comparable quarter due to dry weather in key Sun Belt markets, better availability of product, and more shelf space at select home centers. Offsetting those increases were lower sales for Lawn-Boy-Registered trademark- walk power mowers compared to the second and third quarter of fiscal 1998 when shipments were heavier than normal due to production delays in fiscal 1998. Sales in fiscal 1999 were also lower due to dry weather in certain key markets. Shipments for most riding products in the third quarter of fiscal 1999 also decreased from fiscal 1998 due to dry weather in certain key markets and continued strong competition. International sales were down compared to the third quarter of fiscal 1998 primarily due to a timing of sales in Australia for tractors that are expected to ship in the fourth quarter of fiscal 1999. Additionally, consumer sales continue to be soft in Canada due to dry weather conditions.

Overall, the consumer business recovery plan implemented in fiscal 1998 is working well, resulting in significantly improved operating results. Year-to-date net sales of worldwide consumer products were $357.0 million compared to $306.0 million last year, an increase of 16.7 percent. Sales of Toro-Registered trademark- brand walk power mowers were up significantly from last year due to the continued positive reception of the new Toro Personal Pace-Registered trademark- lawn mower and the addition of sales through 1,500 home center outlets, a new distribution channel for the Toro-Registered trademark- brand walk power mowers. Strong sales to Toro's traditional dealers for Toro -Registered trademark- walk power mowers were also significantly up from fiscal 1998. Shipments for riding products, primarily lawn tractors, increased slightly for the period. Year-to-date sales of snowthrowers were higher than last year due to the timing of shipments from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999. Do-it-yourself irrigation product sales were also up due to dry weather in key Sun Belt markets, better availability of product, and more shelf space at select home centers. Sales of electric appliance products, including trimmers and blower vacuums, also did well for the year due to the warm fall weather that extended the selling season into the first quarter of fiscal 1999 as well as sales to new mass retail outlets for electric trimmers and blowers. Offsetting those increases were lower sales of Lawn-Boy-Registered trademark- walk power mowers due to the dry weather conditions experienced in certain key markets. International sales were down as noted above in the quarter comparison, and Australian do-it-yourself irrigation sales declined due to wet weather.

Field inventory levels at Toro's distributors and dealers were down for most domestic consumer products, however, they were slightly higher for domestic consumer riding products. Heavy snowfall in certain key markets during the winter of 1998-1999 resulted in historically low levels of snowthrower field inventories, and Toro's special one-time marketing programs introduced in the fall of 1998 reduced field inventory levels of walk power mower products to historically low levels. Management believes that the reduction of snowthrower domestic field inventories positions Toro for higher snowthrower sales in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 compared to the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999.

COMMERCIAL PRODUCT SALES

Third quarter net sales of worldwide commercial products were $128.0 million compared to $111.7 million in the third quarter of fiscal 1998, an increase of 14.5 percent. The sales increase was largely a result of growth in the landscape contractor market as well as acceptance of new landscape contractor equipment products introduced last year. Sales for the Toro-Registered trademark- Dingo-Registered trademark- Systems were up significantly from the third quarter of fiscal 1998 due to the greater market acceptance of this product introduced in fiscal 1998. Worldwide sales of both new and replacement golf course equipment also increased due to the continued growth of that market. Commercial product sales also did well for the quarter due to the introduction of new products. In addition, international commercial sales were up for the quarter due to strong demand for golf course equipment in Europe and Canada as well as market acceptance of new products.

Year-to-date net sales of worldwide commercial products were $422.1 million compared to $368.3 million last year, an increase of 14.6 percent. The nine-month increase in sales reflects the same factors contributing to the third quarter increase. In addition, strong retail sales at Toro's distributors and dealers have also been strong for the year for commercial and landscape contractor products, which has contributed to the growth.

IRRIGATION PRODUCT SALES

Third quarter net sales of worldwide irrigation products were $98.1 million compared to $81.6 million in the third quarter of fiscal 1998, an increase of
20.3 percent. Worldwide golf irrigation revenues increased over last year's comparable quarter due to the continued growth in both new and replacement systems. Irritrol-Registered trademark- Systems sales were also above the last comparable quarter for fiscal 1998 due to drier weather this year. Toro residential/commercial irrigation sales were significantly above third quarter of fiscal 1998 due to better product availability, dry weather conditions in key markets, and new marketing programs intended to improve market share. Offsetting those increases were decreased sales of domestic agricultural irrigation products due to pricing pressures from competitors. International sales were up from the same quarter in fiscal 1998 due to strong golf irrigation sales and strong sales of agricultural irrigation product in Europe.

Year-to-date net sales of worldwide irrigation products were $230.1 million compared to $206.4 million last year, an increase of 11.5 percent. As mentioned above in the quarter comparison, strong golf irrigation revenues contributed to the increase as did the addition of sales from Drip In, which was acquired in the second quarter of fiscal 1998. Sales of residential/commercial irrigation products also increased over last year due to dry weather conditions and new marketing programs this year intended to improve market share. International sales increased over last year due to the same factors mentioned in the quarter comparison, offset somewhat by soft Irritrol-Registered trademark- product sales in Australia due to wet weather in the early part of the selling season.

GROSS PROFIT

Third quarter gross profit was $125.8 million compared to $101.3 million last year, an increase of 24.2 percent. As a percent of net sales, gross profit for the third quarter was 38.7 percent compared to 34.8 percent last year. The increase in gross profit resulted primarily from higher margins for the consumer product line due to price increases for certain products and improved manufacturing processes at the company's El Paso facility. This increase was slightly offset by a gross margin reversal resulting from an agreement to purchase one of Toro's midwestern-based distributors.

Year-to-date gross profit was $366.6 million compared to $307.3 million last year, an increase of 19.3 percent. As a percent of net sales, year-to-date gross profit was 36.3 percent compared to 34.9 percent last year. The increase in gross margins was due to the same contributing factors as in the quarter comparison, in addition to the gross margin reversal from the purchase and agreement to purchase two Toro midwestern-based distributors in fiscal 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Third quarter selling, general, and administrative expenses (SG&A) were $103.1 million compared to $89.5 million last year, an increase of 15.2 percent. As a percent of net sales, SG&A increased to 31.7 percent from 30.8 percent for the same quarter in fiscal 1998. The dollar increase is mainly due to increases for marketing expenses, warehousing costs, and warranty expenses due to higher sales levels. The percentage increase in mainly due to increases for incentive compensation expenses due to improved financial performance of the company in the third quarter of fiscal 1999. Information systems costs were also higher due to the continued implementation of an enterprise-wide software system.

Year-to-date SG&A expenses were $292.3 million compared to $256.4 million last year, an increase of 14.0 percent. However, as a percent of net sales, SG&A decreased slightly to 29.0 percent from 29.1 percent last year. The dollar increase is mainly due to increases for marketing expenses, warehousing costs, and warranty expenses due to higher sales levels. Incentive compensation expenses were also higher due to improved financial performance of the company. Information systems costs were higher due to the continued implementation of an enterprise-wide software system.

RESTRUCTURING AND OTHER UNUSUAL EXPENSES

Restructuring and other unusual expenses were $.7 million in the third quarter of fiscal 1999 compared to $10.5 million in the third quarter of fiscal 1998. The company recorded a restructuring charge of $1.9 million in the third quarter of fiscal 1999 for asset write-downs and severance related to management and sales force changes due to a reorganization of its Australian manufacturing operations. Offsetting that increase was a reduction in other unusual expense of a $1.2 million related to the reversal for the unused portion of the one-time consumer marketing programs accrued in the third quarter of fiscal 1998. The company also expects to record an approximate $.8 million restructuring charge in the fourth quarter of fiscal 1999 related to severance costs for the closure of its Australian plant. This severance will be recorded in the fourth quarter because the employees were notified of their termination in the fourth quarter of fiscal 1999.

By comparison, fiscal 1998 third quarter restructuring and other unusual expense was $10.5 million. The restructuring charge consisted of $2.2 million for the severance and asset write-down related to the closure of a manufacturing facility, and $1.1 million for other restructuring severance costs. Other unusual expense consisted of $3.5 million for the expected loss on the sale of the recycling equipment division, and $3.7 million for special consumer marketing programs. Those special marketing programs consisted of rebates and co-op credits designed to reduce certain consumer field inventories to historically low levels by providing incentives to increase retail sales in preparation for changes in warehousing and transportation.

INTEREST EXPENSE

Third quarter interest expense was $6.8 million compared to $6.7 million last year, a slight increase of $.1 million.

Year-to-date interest expense was $18.5 million compared to $19.4 million last year, a slight decline of $.9 million due to lower borrowing levels compared to last year as a result of improved asset management, primarily lower inventory and higher accounts payable and accrued expenses.

OTHER INCOME, NET

Third quarter other income, net, was $1.7 million compared to $1.1 million last year, an increase of $.6 million, due to currency gains in the third quarter of fiscal 1999.

Year-to-date other income, net, was $2.6 million compared to $6.1 million last year, a decrease of $3.5 million. The decrease was due to a favorable settlement of a trade secret lawsuit in fiscal 1998, higher amounts of currency losses in fiscal 1999, and recoveries of previously written off notes receivables in fiscal 1998.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter and fiscal 1999 year-to-date was
39.0 percent compared to 39.5 percent for the comparable quarter and year of fiscal 1998. The decline in the tax rate is due to an increase in benefits received from the company's foreign sales corporation.

FINANCIAL POSITION AS OF JULY 30, 1999

     JULY 30, 1999 COMPARED TO JULY 31, 1998

Total assets at July 30, 1999 were $838.2 million compared to $833.4 million on July 31, 1998, an increase of $4.8 million. Net accounts receivable increased by $11.1 million. Increased sales primarily contributed to the increase in net accounts receivable. Inventory decreased $8.8 million due to the sale of the recycling and professional fertilizer businesses in the fourth quarter of fiscal 1998, lower levels of consumer inventory due to strong sales for the year, and improved efforts at inventory management. Those decreases were somewhat offset by the addition of inventory acquired from Toro's Minnesota-based distributor in the third quarter of fiscal 1999. Net property, plant, and equipment declined $10.2 million due to higher amounts of depreciation expense in comparison to capital additions. Goodwill and other assets increased $15.5 million mainly as a result of a contingent payment made by the company in the first quarter of fiscal 1999, in connection with the company's acquisition of Exmark in fiscal 1998.

Total current liabilities at July 30, 1999 were $351.3 million compared to $350.8 million on July 31, 1998, a slight increase of $.5 million. Short-term debt decreased by $42.7 million as a result of better asset management. Accounts payable increased $8.6 million due to higher manufacturing volumes resulting in higher inventory purchases compared to fiscal 1998. Accrued liabilities also increased by $34.6 million as a result of the higher sales level that has increased marketing and warranty accruals.

     JULY 30, 1999 COMPARED TO OCTOBER 31, 1998

Total assets at July 30, 1999 were $838.2 million compared to $724.0 million at October 31, 1998, an increase of $114.2 million. Net accounts receivable increased $98.3 million from October 31, 1998 due to the normal seasonal increase in accounts receivable. Inventory increased by $9.9 million from October 31, 1999 due mainly to the acquisition of Toro's Minnesota-based distributor. Goodwill and other assets increased $14.6 million mainly as a result of the Exmark contingent payment.

Total current liabilities at July 30, 1999 were $351.3 million compared to $258.2 million at October 31, 1998, an increase of $93.1 million. The majority of this increase was the result of additional short-term debt of $84.4 million, reflecting the company's strategy of utilizing short-term borrowing to fund the company's normal seasonal working capital needs. Accounts payable decreased $26.2 million due to the timing of payments. Accrued liabilities increased $34.8 million as a result of higher accruals for various seasonal sales and marketing programs and higher warranty reserves.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first nine months of fiscal 1999 was primarily for the normal seasonal increase in accounts receivable, partially offset by increases in accrued liabilities and net earnings.

The company's domestic and international working capital needs are funded primarily with approximately $290 million of committed unsecured bank credit lines. The company also has banker's acceptance financing agreements under which an additional $40 million is available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

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

YEAR 2000 COMPLIANCE

During the third quarter of fiscal 1999, Toro continued its company-wide program to prepare the company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems will properly and accurately process information when the year changes to 2000. Incomplete or untimely resolution of year 2000 issues by the company, by its important suppliers and customers, by public utility providers, or by governmental entities could have a material adverse impact on the company's business, operations, or financial condition.

STATE OF READINESS - The company has completed its project to replace core-business information systems with an Enterprise Resource Planning (ERP) software package that is certified as year 2000 compliant by the vendor. The package includes software to support the company's facilities and business units with the exception of five domestic subsidiaries and business units. The company's European subsidiaries are believed to be year 2000 compliant. The company is in the process of testing these non-ERP systems and updating any non-compliant systems, which should be completed in the fourth quarter of the 1999 calendar year.

Toro has assessed its products and, with the exception of six irrigation control systems, believes them to be year 2000 compliant. Testing of these systems has been completed and software remediations are available. In most cases, the company believes that the software modification currently available should make the units year 2000 compliant. In some cases, the company is recommending that customers replace their older non-compliant systems with newer, functionally enhanced compliant systems.

Toro's year 2000 issues list has over three hundred software and hardware items, the majority of which are single-user, departmental or plant systems. The company is in the testing phase for the following business-critical systems: ERP and all non-ERP core-business information systems, and associated infrastructure and support technologies. After delays experienced in the first quarter of fiscal 1999, the company has obtained products claimed by their vendors to be compliant. The company has also increased its resources for internal programming, and is currently back on schedule in the testing phase, which is expected to be completed by the fourth quarter of fiscal 1999. The company's new compliant warranty, financing, and customer promotion systems are also scheduled to be installed by the end of the fourth quarter of fiscal 1999. The company has completed the installation and testing of new compliant versions of its payroll and product data management systems.

Communications have been sent to all Toro customers informing them of the company's efforts and asking them to ensure that their business operations will not be adversely impacted by year 2000 issues. Surveys have also been sent to all of the company's production suppliers requesting information on their year 2000 efforts. Based on the surveys returned, the company's customers and key suppliers are either year 2000 compliant or are working on the issue with plans to be year 2000 compliant before December 31, 1999.

COSTS - Year 2000 costs through July 30, 1999 were approximately $2.3 million and have been expensed as incurred. These costs include contractor support and ERP implementation for the company's recently acquired businesses. Costs remaining that have been identified are estimated to be less than $1.0 million, which includes expenses for contractor support, telephone system upgrades, software modifications for irrigation systems, and business unit system upgrades. The estimated cost of year 2000 adaptation is less than 15 percent of the company's information systems budget for fiscal 1999.

RISKS - The company is continuing to test its core-business operating and financial systems and remains uncertain of the risks the year 2000 will have on its business operations. In addition, the company remains uncertain about whether the company's business partners, including dealers, distributors, home centers, mass retailers, banks, and suppliers will be year 2000 compliant. The company is particularly concerned about international customers and suppliers due to their late testing target dates. The company is addressing this issue by working closely with certain international customers in connection with their specific plans to attempt to be year 2000 compliant. The scope of Toro's year 2000 project does not include ensuring public utility and governmental agency's readiness for the year 2000. Toro has little to no control over these institutions, thereby introducing some level of risk in the company's ability to continue normal operations at and for the weeks immediately after the turn of the century.

Testing to validate assumptions continues and is expected to be completed by the end of the fourth quarter of fiscal 1999. The company believes this timetable should allow enough time to fix or replace any internal business-critical problems discovered during the testing phase.

The most reasonably worst-case scenarios revolve around failures that may be experienced by entities outside the control of the company such as local electric utilities, telecommunication vendors, customers, suppliers, and governmental services. The effects of these scenarios vary with the severity and duration of any failure.

CONTINGENCY PLANS - The company's contingency plans will continue to evolve as the testing and implementation phase of the business-critical systems and technologies are completed. The company is in the stage of defining a Business Resumption Plan, which will include documented manual processes for critical business functions that could be invoked for any type of business interruption, including year 2000 problems. A draft of these manual procedures is scheduled to be updated and completed by the end of the calendar year 1999. A draft of recovery procedures was completed in the third quarter of fiscal 1999 for the worldwide headquarters located at Bloomington, Minnesota.

The company is also planning to perform complete, system-wide backups on December 30 and 31, 1999. Key information system personnel will also be on-site and on-call for the month of January 2000 to deal with any problems that may occur.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

FOREIGN CURRENCY

The following forward exchange contracts held by the company have maturity dates in fiscal year 1999 and 2000. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at July 30, 1999 were as follows:

----------------------------------------------- ---------------- ----------------- ----------------
                                                    AVERAGE                          FAIR VALUE
DOLLARS IN THOUSANDS                              CONTRACTED         NOTIONAL          IMPACT
(EXCEPT AVERAGE CONTRACTED RATE)                     RATE             AMOUNT         GAIN (LOSS)
----------------------------------------------- ---------------- ----------------- ----------------
Buy Australian dollar/Sell US dollar                      .6414  $       4,223.9   $         71.1
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Australian dollar                      .6464         13,122.3            (180.1)
----------------------------------------------- ---------------- ----------------- ----------------
Buy Belgium franc/Sell US dollar                        37.8675          1,853.8              9.5
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Canadian dollar                       1.4912          7,477.1              5.6
----------------------------------------------- ---------------- ----------------- ----------------
Buy German mark/Sell US dollar                           1.8436          1,627.3             44.3
----------------------------------------------- ---------------- ----------------- ----------------
Buy Japanese Yen/Sell US dollar                        114.8800          6,963.6            276.2
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

         3(i)(b)and 4(b)     Certificate of Amendment to Certificate of
                             Incorporation of Registrant dated December 9, 1986
                             (incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 30, 1987, Commission File No.
                             1-8649).

         3(i)(c) and 4(c)    Certificate of Designation to Certificate of
                             Incorporation of Registrant dated May 28, 1998
                             (incorporated by reference to Exhibit (1)(A) to Registrants' Current Report on Form 8-K dated
                             May 27, 1998).

         3(ii) and 4(d)      Bylaws of Registrant (incorporated by reference to
                             Exhibit 3(ii) and 4(d) to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended
                             April 30, 1999).

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

         10(a) Form of Employment Agreement in effect for certain officers of Registrant, as amended.*

         10(b)               The Toro Company Directors Stock Plan, as amended.*

         10(c) The Toro Company Annual Management Incentive Plan II for officers of Registrant, as amended.*

         10(d) The Toro Company 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993).*

         10(e) The Toro Company 1989 Stock Option Plan, as amended.*

         10(f) The Toro Company 1993 Stock Option Plan, as amended.*

10(g) The Toro Company Performance Share Plan, as amended.*

10(h)                        The Toro Company Supplemental Management Retirement
                             Plan, as amended.*

10(i) The Toro Company Supplemental Retirement Plan, as amended.*

10(j) Chief Executive Officer Incentive Award Agreement, as amended.*

10(k) The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1999).*

10(l) The Toro Company Deferred Compensation Plan for Non- Employee Directors (incorporated by reference to Exhibits 10(k) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             January 29, 1999).*

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


                                THE TORO COMPANY
                                  (Registrant)

                             By /s/ Stephen P. Wolfe
                                -----------------------
                                Stephen P. Wolfe
                                Vice President, Finance
                                Chief Financial Officer
                                (principal financial officer)






Date:  September 13, 1999