Form 10-K
period 1999-10-31
TORO CO
filed 2000-01-25
CIK 737758

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended October 31, 1999.

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 1-8649

THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	41-0580470 (I.R.S. Employer Identification Number)

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
None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on January 12, 2000 as reported by the New York Stock Exchange, was approximately $468,791,048.

    The number of shares of Common Stock outstanding as of January 12, 2000 was 12,756,219.

Documents Incorporated by Reference

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1999 are incorporated by reference into Parts I, II, and IV.

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held March 29, 2000 are incorporated by reference into Part III.

FORM 10-K

TABLE OF CONTENTS

	Description	Page Numbers
PART I.
Item 1.	Business	3-11
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
	Executive Officers of the Registrant	13-14
PART II.
Item 5.	Market for the Registrant's Common Stock and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-16
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	16-17
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Disagreements on Accounting and Financial Disclosure	17
PART III.
Item 10.	Directors and Executive Officers of the Registrant	17-18
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management	18
Item 13.	Certain Relationships and Related Transactions	18
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	18-20
	Signatures	21-22

Part I
Item 1.  Business

Introduction

    The company designs, manufactures, and markets professional turf maintenance equipment, irrigation systems, landscaping equipment, agricultural irrigation systems, and residential yard products. The company produced its first lawn mower for golf course fairways in 1921 and its first lawn mower for home use in 1939 and has continued to enhance its product lines ever since.

    The company emphasizes quality and innovation in its customer service, products, manufacturing, and marketing. The company strives to provide well built, dependable products supported by an extensive service network. The company's commitment and funding for engineering costs, as well as acquisition strategy and its licensing and related agreements, have all contributed to improvement of existing products and new product development efforts. Through these efforts, the company is responsive to trends, which may affect its target markets now and in the future. The company believes that a significant portion of its revenues in recent years have been attributable to its new and enhanced products.

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

Outdoor Maintenance Equipment

    The company classifies its operations into two reportable segments, professional and residential, and also uses an "other" category consisting of Toro-owned distribution companies, corporate functions, and Toro Credit Company, a wholly owned finance subsidiary. The company continues to be a leader in transforming advanced technologies into products and services that provide solutions for landscape and turf care maintenance and beautification demands. Following is a summary of Toro's business segments:

Professional

    Toro markets professional turf products worldwide through a network of distributors and dealers. The products are then sold to the professional user that maintains golf courses, sports fields, municipal properties, and residential and commercial landscapes. Professional turf maintenance equipment marketed under the Toro® brand name is the company's oldest product line, which began in 1921 with tractor-towed mowers for golf courses. Today the company's expanded product line includes products designed for large turf areas of schools, parks, cemeteries, sports fields, industrial sites, apartment buildings, and townhouse complexes, as well as golf courses. Management believes that golf courses will continue to be a significant market for turf maintenance equipment and irrigation systems as new golf course construction continues throughout the world, and existing courses continue to provide the largest market potential for Toro products.

      Golf Course Products. Products for the golf course market include turf sprayer equipment, utility vehicles, riding and walk power reel mowers for the putting green, riding and pull-behind large reel and rotary products for the fairway, rough and trim cutting, turf aeration, sandtrap/bunker maintenance, and underground irrigation systems. Irrigation systems include sprinkler heads and controllers that typically activate electric, battery-operated, or hydraulic lines to control the sprinkler heads. In fiscal 1999, the company successfully introduced several new products including the Reelmaster® 3100-D triplex mower with Sidewinder™ cutting units used to trim around greens and surrounds where the big mowers cannot go.

      Landscape Contractor Products. Products for the landscape contractor market include mid-size walk power mowers, zero-turning radius riding mowers, hand-held trimmers, and compact utility loaders. These products are sold through distributors and dealers to individuals and companies who maintain residential and commercial landscapes on behalf of property owners. The company markets products for landscape contractors under the Toro®and Exmark® brands. In fiscal 1998, the company acquired Exmark Manufacturing Company Incorporated (Exmark), a leading manufacturer of mid-sized walk-behind power mowers and zero-turning radius riding mowers for the landscape contractor market.

      The company acquired the manufacturing, sales, and distribution rights to Dingo Digging Systems (Dingo) in fiscal 1997. The Dingo® compact utility loader is a cornerstone product for the newly established Toro®Sitework™ Systems business formed around products designed to improve efficiency in the construction of landscapes. The company began manufacturing and selling the Toro Dingo line of equipment in fiscal 1998 for the U.S. market, and expanded into the international market in fiscal 1999. In fiscal 2000, Toro will expand the Dingo line with the Dingo TX, a track-driven model with simpler controls.

      Grounds Maintenance and Other Professional Products. Grounds maintenance products for professional markets include riding rotary units with out-front cutting decks ranging from 52 inches to 16 feet, aerators, vehicles, and attachments designed for flexibility of use. These products are sold through distributors who then sell to owners of sports fields, municipal properties, cemeteries, and facilities such as airports and corporate headquarters. Other products include multipurpose vehicles, including the Workman® for turf and industrial applications.

      Residential/Commercial Irrigation Products. Turf irrigation products marketed under the Toro® and Irritrol® brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in turf irrigation systems for residential and commercial use. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system.

      Agricultural Irrigation Products. Products for the agricultural irrigation market include emission devices, Blue-Stripe™polyethylene tubing, and AquaTraxx® irrigation tape for use in low water volume agricultural applications. These products are sold through dealers who then sell to growers for use primarily in vegetable fields, fruit and nut orchards, and vineyards. The acquisition of GR Driplines, Incorporated (Drip In) in fiscal 1998 enhanced Toro's product line for the agricultural market by adding Drip In® drip line, an inline emission product.

Residential

    Toro markets its residential products to homeowners through a variety of distribution channels, including dealers, hardware stores, home centers, and mass retailers. These products are sold mainly in North America, Europe, Asia, and Australia, with the exception of snow removal products, which are primarily sold in North America and Europe.

      Walk Power Mowers. The company has manufactured walk power mowers for residential use since 1939. Its walk power lawn mowers are gasoline, battery, and electric powered . The company manufactures numerous models under its brand names Toro® and Lawn-Boy®, including both four-cycle and two-cycle gas engine models, and corded and battery electric models. Models differ as to cutting width, type of starter mechanism, mulching and bagging attachments, controls, and power sources, and are either self-propelled or push mowers. Some Toro brand lawn mowers are backed by the company's "Guaranteed To Start" program and some Lawn-Boy models are equipped with a two-cycle engine manufactured by the company. In fiscal 1999, the company successfully introduced its new Toro® Personal Pace® lawn mower in the U.S. and Canadian markets. For fiscal 2000, Toro Personal Pace lawn mower will be expanded into the European, Asian, and Australian markets.

      Riding Mowers and Lawn and Garden Tractors. The company manufactures riding lawn mowers and lawn and garden tractors under its brand name Toro®Wheel Horse®, which range from an eight horsepower rear engine rider model with a 25-inch deck, to a 23 horsepower diesel engine garden tractor model with a 60-inch side-discharge deck. Many models are available with a variety of decks and accessories. Recycler® cutting decks are available on select models. Some models are equipped with hydrostatic transmissions.

      Home Solution Products. The company designs and markets electrical products under the Toro® brand name. These products include electric flexible line trimmers and electric blowers, and are intended to require little or no after sales service. Toro also sells do-it-yourself irrigation products under the Toro® and Lawn Genie® brand names to certain home centers and mass retailers.

      Snow Removal Products. The company manufactures and markets a range of electric and gas single-stage and gas two-stage snowthrower models under the Toro® and Lawn-Boy® brand names. Single-stage snowthrowers, developed by the company and first introduced in 1965, are walk-behind units with a lightweight gasoline engine or electric motor, and most include Power Curve® snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas with engines ranging from five to 12 horsepower. Units with eight horsepower and above can be equipped with the Power Shift® snowthrower technology.

Other

    The other segment is comprised of Toro-owned distribution companies and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and certain unallocated corporate assets and liabilities, including corporate facilities, financing receivables, and deferred tax assets. Toro owned three distribution companies as of October 31, 1999 and, during the first quarter of fiscal 2000, completed the acquisition of a fourth distribution company.

    The segment detail information in Note 11 in the Notes to Consolidated Financial Statements on pages 26-27 of the company's Annual Report to Stockholders for the fiscal year ended October 31, 1999 is incorporated herein by reference.

International Operations

    The company currently distributes its products worldwide with sales and/or distribution offices in the United States, Canada, Belgium, the United Kingdom, Australia, Dubai, Singapore, Japan, China, Philippines, and Italy. New product development is pursued primarily in the United States.

    Products marketed outside of North America are designed to meet local safety standards. All products shipped to Europe are designed to conform to European Community Certification standards. In addition to developing new market-specific products, the company is seeking to expand into new regions.

Recent Developments

  Acquisitions, Divestitures, and Strategic Alliances

      During fiscal 1999, Toro completed a number of acquisitions and strategic alliances. The company completed the purchase of two of its U.S. midwestern-based distributors and signed an agreement to purchase another midwestern-based distributor. That acquisition was completed in the first quarter of fiscal 2000. Each of these companies distributes outdoor beautification equipment and systems to the professional market, and two of these companies also distribute equipment to the residential market.

      Toro also became an equity partner in ProShot Golf, Inc. (ProShot). ProShot is a California-based provider of information and communication products to the golf industry, featuring Global Positioning Satellite (GPS)-based measurement and course management systems for golf applications.

      Toro also purchased the assets of Multi-Core Aerators Limited, a European distributor of large turf aeration equipment. Multi-Core Aerators augment Toro's full-line of turf aeration equipment and are expected to have an immediate appeal to the company's customer base. Toro also acquired the technology and manufacturing rights for battery-operated irrigation valves and remote, hand-held controllers from a French manufacturer. The technology will be incorporated into both the Toro and Irritrol Systems product lines. The company also entered into an exclusive agreement with an irrigation controls manufacturer in Europe for a new line of user-friendly control systems.

      Also in fiscal 1999, Toro and Maruyama Manufacturing Company, Inc. announced a four-year extension of their 1996 agreement to sell hand-held landscaping equipment under the Toro brand. The current agreement runs through the year 2003. Toro also announced an alliance with Hardi International, a subsidiary of Denmark-based Cheminova Holding A/S, to expand the Toro sprayer line with tow-behind units. Toro and ClubCorp of America (ClubCorp), the world's largest owner and operator of private clubs and golf resorts, entered into a new six-year agreement that makes Toro the preferred supplier of professional equipment and systems to ClubCorp properties. Toro was also named the official supplier of professional equipment and irrigation products to the European PGA Tour.

      In fiscal 1999, Toro partnered with the governing bodies of golf to help create The First Tee, a program to make golf affordable and accessible for young people today and to foster a healthy market in the future.

      During fiscal 1999, Toro sold the licensing rights and certain assets of its outdoor lighting business. The residential segment also discontinued selling gasoline-powered hand-held products. The company completed the sale of its professional fertilizer and recycling equipment businesses, for which a $5.3 million impairment loss had been recorded in fiscal 1998 due to restructuring portions of this business.

  Software and ISO 9000

      In 1999, the company continued integrating its operations to an enterprise-wide software system, which is expected to be completed in fiscal 2000, except for Toro's wholly owned distribution companies and the company's European subsidiaries. ISO 9000 continues to be a priority for the company's manufacturing facilities. The manufacturing facilities at Tomah, Wisconsin, and Shakopee, Minnesota, maintained their ISO 9002 certification, and Riverside, California and the commercial business unit at Bloomington, Minnesota maintained their ISO 9001 certification in fiscal 1999. The facility in Abilene, Texas received ISO 9000 certification in fiscal 1999. The facility in El Paso, Texas is working towards ISO 9000 certification in fiscal 2000, and the facilities at Windom, Minnesota and Oxford, Mississippi are working towards ISO 9000 certification in fiscal 2001.

Manufacturing and Production

    In some areas of its business, the company is primarily an assembler and in some cases, the company serves as a fully integrated manufacturer. The company's professional products are manufactured throughout the year. The company's residential spring and summer products are generally manufactured in the winter and spring months and its residential fall and winter products are generally manufactured in the summer and fall months. A majority of the company's manufacturing facilities are located in the United States, with the exception of some production facilities that are located in Australia, Mexico, and Italy. In fiscal 1999, the company started the process to close its Murray Bridge, Australia manufacturing facility. Certain manufacturing was moved to another facility and the remaining production is being outsourced to third parties. The company also opened a manufacturing facility in Mexico near its El Paso, Texas facility. Production at this new facility began in the first quarter of fiscal 2000.

    Sales to independent distributors and dealers closely correspond with Toro's production levels, which are based on its estimates of demand for its products, taking into account the timing of shipments, distributor and dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for the manufacture of new or different models, the efficient use of manpower and facilities, labor disruptions, and other circumstances not within Toro's control.

    Management continues to seek greater efficiencies and improve work processes throughout the company. Toro's total quality process is focused on improving product quality, customer response time, and reducing overall product cost.

    In fiscal 1999, the company experienced manufacturing capacity constraints due to increased demand during the year and the expected continued growth of demand in fiscal 2000. Due to capacity constraints experienced for certain product lines in fiscal 1999, the company began fiscal 2000 production earlier than planned, which increased inventory levels at October 31, 1999 compared to October 31, 1998. The company is currently not planning on adding additional manufacturing facilities in fiscal 2000, except for the facility in Mexico described previously. The company is planning on maximizing current manufacturing capacity before it invests in additional manufacturing facilities. In order to maximize manufacturing capacity, production of certain products will be shifted to other plants that are not currently operating at full capacity to partially address this problem. Toro also plans on carrying higher levels of average inventory during fiscal 2000 as compared to fiscal 1999 to address its manufacturing capacity constraints for certain product lines during the spring and summer months.

Sources and Availability of Raw Materials

    Most of the components for the company's products are commercially available from a number of sources and the company is generally not dependent on any one supplier, except for engines from Japanese suppliers used in the company's professional segment products. In fiscal 1999, Toro experienced no significant or unusual problems in the purchase of raw materials or commodities, except some difficulty in obtaining engines for certain residential products that shifted sales from the first quarter of fiscal 1999 to the second quarter of fiscal 1999. The largest component costs are generally engines, transmissions, and electric motors purchased from several suppliers from around the world. In addition, the company manufactures two-cycle engines for some of its residential products.

Service and Warranty

    Toro products are warranted to the end-user to ensure end-user confidence in design, workmanship, and material quality. Warranty lengths vary depending on whether use is "residential" or "professional" within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. In general, warranties tend to be for six months to ten years, and cover all parts and labor for non-maintenance repairs and wear items, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized independent Toro distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement to Toro and are credited for the cost of repairs and labor as long as the repairs meet Toro's prescribed standards. Warranty expense is accrued at the time of sale based upon historical claims by individual product lines. Special warranty reserves are also accrued for specific known major product problems. Service support outside of the warranty period is provided by independent Toro distributors and dealers at the customer's expense.

Trademarks and Patents

    Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks Toro®, Wheel Horse®, Lawn-Boy®, Irritrol® Systems, Exmark®, Drip In®, and Lawn Genie®, all of which are registered in the United States and in the principal foreign countries in which the company markets its products. The company also manufactures and sells Dingo® landscape products under the Toro® Sitework™ Systems brand name.

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

    To prevent possible infringement of its patents by others, the company periodically reviews competitors' products. Furthermore, to avoid potential liability with respect to others' patents, the company regularly reviews patents issued by the U.S. Patent Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps the company take action against others when deemed necessary and helps minimize risk. The company is currently involved both in cases where it is the plaintiff and cases where it is the defendant. While the ultimate results of these cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company but could potentially have a positive impact.

Seasonality

    Sales of the company's residential products, which accounted for approximately 35 percent of total consolidated net sales in fiscal 1999, are seasonal, with greater sales of lawn and garden products occurring between February and July, and of snow removal equipment occurring between August and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in West Coast and Southern states continues for a longer portion of the year than in northern states. Overall, worldwide sales levels are highest in the second quarter. Historically, accounts receivable balances increase between January and April as a result of extended payment terms made available to the company's customers. Accounts receivable balances decrease between May and December when payments are made. The seasonal requirements of the business are financed from operations and with short-term bank lines of credit, where peak borrowing usually occurs between February and May.

Distribution and Marketing

    The company markets the majority of its Toro branded products through 38 domestic and 107 foreign distributors, and a number of hardware stores, home centers, and mass retailers in more than 70 countries worldwide. Toro® and certain Lawn-Boy® residential products such as walk power mowers, riding products, and snowthrowers are sold to distributors for resale to retail dealers throughout the United States. Toro® Wheel Horse® riding products are also sold directly to dealers. Home solution products and most Lawn-Boy products are sold directly to hardware stores, home centers, and mass retailers. Beginning in the spring of fiscal 1999, the Toro brand of walk power mowers were sold in certain home centers. Internationally, residential products are primarily sold to distributors for resale to retail dealers and mass merchandisers outside the United States, principally in Canada, Australia, and certain Western European countries. Worldwide, professional products are sold to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, and golf courses. Certain professional irrigation products are also sold directly to professional irrigation dealers. In addition, Toro owns distribution companies that sell professional and residential products directly to retail dealers and customers in Canada, Australia, certain countries in Western Europe, and parts of the United States.

    The company's current marketing strategy is to maintain distinct brands and brand identification for Toro®, Toro® Wheel Horse®, Lawn-Boy®, Exmark®, Drip In®, Lawn Genie®, and Irritrol® Systems products.

    The company's distribution systems for the sale of its products are intended to assure quality of sales and market presence as well as effective after-market service. The company considers its distribution network to be a competitive asset in marketing Toro, Toro Wheel Horse, Lawn-Boy, Irritrol Systems, and Exmark products.

    The company advertises its residential products during appropriate seasons throughout the year on television, radio, and in print. Professional products are advertised in print and via direct mail programs. Most of the company's advertising emphasizes its brand names. Advertising is paid for by the company as well as through cooperative programs with distributors, dealers, home centers, and mass retailers.

Customers

    The company does not believe it is dependent upon a single customer, except for the residential segment, which is dependent on a significant home center customer. While the loss of any substantial customer could have a material short-term impact on the company's business, Toro believes that its diverse distribution channels should minimize the long-term impact on any such loss.

Backlog of Orders

    The approximate backlog of orders believed to be firm at October 31, 1999 was $141,290,000. The company expects that the existing backlog of orders can be filled in fiscal 2000. October 31, 1998 backlog is not reported because it is not comparable to October 31, 1999 due to a new enterprise-wide software system that more accurately reports the open orders that are believed to be firm at a point in time. Comparable information at October 31, 1998 was unable to be obtained.

Competition

    The company's products are sold in highly competitive markets throughout the world. The principal competitive factors in the company's markets are pricing, product innovation, quality, and service. Pricing has become an increasingly important factor in a majority of the company's products. Management believes the company offers total solutions, full service packages with high quality products that have the latest technology and design innovations. Also, by selling Toro®, Toro®Wheel Horse®, Lawn-Boy®, Exmark®, and Irritrol® Systems branded products through a network of distributors, dealers, hardware stores, home centers, and mass retailers, the company offers comprehensive service support during and after the relevant warranty period. The company competes in all product lines with numerous manufacturers, many of which have substantially greater financial resources than the company. However, no other company has a significant range of product lines that include turf equipment and irrigation systems, a competitive advantage for Toro. Management believes that its commitment to customer service, product innovation, and its distribution systems position it well to compete in these various markets.

  Professional

    The company's professional products compete with products from numerous manufacturers, but the principal competitors across most of the company's professional product lines are Deere & Company, Textron, Inc. (including brands of Jacobsen and Ransomes), Hunter Industries, Rain Bird Sprinkler Manufacturing Corporation, Husqvarna, Scag Power Equipment, Lesco Inc., Netafim, and T-Systems.

  Residential

    The company's principal competitors for residential products are Deere & Company, Honda Motor Co., Ltd., MTD Products, Inc. (including Cub Cadet Power Equipment), Murray Ohio Manufacturing Co., Inc. (a subsidiary of Tompkins Corp.), AB Electrolux (includes brands such as American Yard Products and Poulan/Weed Eater), Snapper Power Equipment (a division of Metromedia International Group, Inc.), Ariens Company, Garden Way, Incorporated, Simplicity Manufacturing Company, and The Black and Decker Corporation.

  International

    The international market is generally fragmented so that the degree of competition varies among the different countries in which the company markets its residential and professional products. Most competitors in the professional segment are based in the United States. Residential products can face more competition where foreign competitors manufacture and market competing products in their countries at a lower cost. In addition, fluctuations in the value of the U.S. dollar may affect the price of the company's products in such markets, thereby affecting their competitiveness.

Governmental Regulation

    The company's residential products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The company is also subject to certain federal and state environmental, occupational safety, transportation, and other regulations, none of which has had a materially adverse effect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June 1995. Toro's four-cycle engine suppliers are currently in compliance with these regulations. The company received certification in January 1998 on its own two-cycle walk power mower engines and earlier on the two-cycle snowthrower engines. Both now comply with Phase I regulations. This will allow the company to continue producing its two-cycle walk power mower engines at its Oxford, Mississippi plant through the calendar year 2002. The two-cycle snowthrower engines meet all current EPA regulations.

Financial Information about Foreign and Domestic Operations

    With the exception of production facilities in Australia, Mexico, and Italy, all of the company's production facilities are located in the United States. Substantially all financial transactions are in U.S. dollars, although sales from the company's foreign subsidiaries, which are insignificant when compared to total consolidated company sales, are conducted in local currencies.

    A portion of the company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the company enters into foreign currency exchange contracts for select transactions. These contracts are designed to hedge firm and anticipated foreign currency transactions.

    See Notes to the Consolidated Financial Statements of the company contained in the company's Annual Report to Stockholders for the fiscal year ended October 31, 1999 for additional information relating to foreign exchange rate risk on page 11 and for information on international net sales and property, plant, and equipment on page 27, which information is incorporated herein by reference.

Wholesale Financing

    Toro Credit Company, a wholly owned finance subsidiary of the company, provides financing for certain products manufactured by Toro for North American distributors and approximately 250 domestic dealers. Toro Credit Company purchases selected receivables from Toro and its distributors for extended periods, which enables the distributors and dealers to carry representative inventories of equipment. Down payments are not required, and depending on the finance program for each product line, either Toro incurs finance charges, finance charges may be shared between Toro and the distributor or dealer, or finance charges are paid by the distributor or dealer. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payments as the equipment, which secures the indebtedness, is sold to customers. Rates are generally based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based upon the product that is financed.

    Independent Toro dealers that do not finance through the Toro Credit Company finance their inventories with a third party financing source. The finance charges represent interest for a pre-established length of time at a predefined rate from a contract with this third party financing source. Exmark product is also financed with a third party financing source.

    Dealer and distributor defaults in recent years have not been significant.

Year 2000

    The discussion of year 2000 issues in Management's Discussion and Analysis in the Annual Report to stockholders, on page 12, is incorporated herein by reference.

Employees

    During fiscal 1999, the company employed an average of 4,923 employees. The total number of employees at October 31, 1999 was 4,673. Four collective bargaining agreements cover approximately 18 percent of these employees, each one expiring in May 2000, September 2000, October 2000, and October 2002.

    Management considers its overall relations with its employees to be good.

Item 2.  Properties

    The company utilizes manufacturing and office facilities, which total approximately 4,241,000 square feet of space. Toro also utilizes 20.34 acres as a testing facility. Plant utilization varies during the year depending upon the production cycle. In fiscal 1999, the company announced the closing of its production facility at Murray Bridge, Australia. The company considers each of its current facilities in use to be in good operating condition and adequate for its present use. Management believes it has sufficient manufacturing capacity for fiscal 2000 based on certain steps the company took, which included beginning fiscal 2000 production earlier than normal and opening a new manufacturing facility in Mexico. See Item 1, Manufacturing and Production section for further details. The following schedule outlines the company's significant facilities by location, ownership, and function as of October 31, 1999:

Location	Ownership	Products Manufactured / Use
Plymouth, WI	Owned	Professional and residential parts distribution center, office
Windom, MN	Owned/Leased	Residential components and products and warehouse
Lakeville, MN	Leased	Professional and residential finished goods distribution center, office
Bloomington, MN	Owned/Leased	Corporate headquarters and test facility
Tomah, WI	Owned/Leased	Professional and residential products and warehouse
Sardis, MS*	Owned	Residential finished goods distribution center
Baraboo, WI	Leased	Professional and residential finished Goods distribution center, office
Riverside, CA	Owned/Leased	Professional and residential products and warehouse, office
Evansville, IN	Leased	Professional and residential products
Beatrice, NE	Owned	Professional products, office
Shakopee, MN	Owned	Components for professional and residential products
El Paso, TX	Owned/Leased	Professional and residential products and warehouse
Beverley, Australia	Owned	Professional and residential office and distribution center
Murray Bridge, Australia*	Owned	Professional and residential products and warehouse
El Cajon, CA	Owned	Professional products and warehouse, office
Mound, MN	Leased	Residential products warehouse
Oxford, MS	Owned	Components for residential products
Oevel, Belgium	Owned	Professional and residential finished goods distribution center, office
Madera, CA	Owned	Professional products and warehouse, office
Laguna, CA	Leased	Professional products warehouse
Juarez, Mexico	Leased	Professional and residential manufacturing facility
Braeside, Australia	Leased	Professional products warehouse
Lincoln, NE	Leased	Professional products warehouse
DFW Airport, TX	Leased	Distribution facility
Plymouth, MN	Leased	Distribution facility
Itaska, IL	Leased	Distribution facility
Mountaintop, PA	Leased	Professional and residential parts distribution center

*
Toro-owned facilities that are currently idle and available for sale or subleasing.

Item 3.  Legal Proceedings

    The company is a party to litigation in the ordinary course of its business. Ongoing litigation primarily involves claims for damages arising out of the use of the company's products, some of which include claims for punitive as well as compensatory damages. The company is also subject to administrative proceedings in respect to certain claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and clean up costs. Management is of the opinion that amounts, which may be awarded or assessed in connection with these matters, will not have a material effect on the company's financial position. Further, the company maintains insurance against product liability losses.

    The company is involved in a number of patent litigation cases, both as a plaintiff and as a defendant. While the ultimate results of these cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a material adverse effect on the consolidated financial results of the company but could potentially have a positive impact.

Item 4.  Submissions of Matters to a Vote of the Security Holders

    None.

Executive Officers of the Registrant

    The list below identifies those persons deemed to be executive officers of the company, discloses their age and position with the company as of January 7, 2000 and positions held by them during the last five or more years. Officers are elected by the Board of Directors or appointed by the Chief Executive Officer annually. A complete list of all officers of the company is found on page 32 of the company's Annual Report to Stockholders for the year ended October 31, 1999.

Name, Age and Position with the Company	Business Experience During the Last Five Years
Kendrick B. Melrose 59, Chairman and Chief Executive Officer	Elected Chairman of the Board in December 1987 and Chief Executive Officer in December 1983.
J. David McIntosh 56, Executive Vice President, Professional Businesses and International	Elected Executive Vice President, Professional Businesses and International in August 1998. From September 1996 to August 1998, he served as Group Vice President. From January 1992 to September 1996, he was appointed Vice President and General Manager, Consumer Division.
Stephen P. Wolfe 51, Vice President Finance, Treasurer and Chief Financial Officer	Elected Vice President Finance, Treasurer in June 1997 and Chief Financial Officer in May 1997. Appointed Treasurer in January 1996. Appointed Vice President in August 1994. Elected President, Toro Credit Company in July 1990.
J. Lawrence McIntyre 57, Vice President, Secretary and General Counsel	Elected Vice President in July 1993. Elected Secretary and General Counsel in August 1993.
Karen M. Meyer 50, Vice President, Administration	Elected Vice President, Administration in August 1998. From December 1991 to August 1998, she served as Vice President, Human Resources/Administrative Services.
Dennis P. Himan 55, Vice President and General Manager Landscape Contractor Businesses	Appointed Vice President and General Manager, Landscape Contractor Businesses in August 1998. From January 1996 to August 1998, he served as Vice President, Distributor Development Contractor Businesses and Mergers/Acquisitions. From October 1987 to January 1996, he served as Vice President and Treasurer.
Michael J. Hoffman 44, Vice President and General Manager Commercial Business	Appointed Vice President and General Manager, Commercial Business November 1997. From November 1996 to November 1997, he served as General Manager of the Commercial Division. He served as Managing Director, Recycling Division from March 1994 to October 1996 and as Director of Marketing and Service, Commercial Division from September 1989 to March 1994.
William D. Hughes 49, Vice President and General Manager Consumer Business	Appointed Vice President and General Manager, Consumer Business August 1998. From September 1983 to August 1998, he was Chairman and Chief Operating Officer of Turf Equipment and Supply Company, Inc.
Randy B. James 56, Vice President and Controller	Appointed Vice President and Controller in December 1988.
Richard W. Parod 46, Vice President and General Manager U.S. Irrigation Business	Appointed Vice President and General Manager, U.S. Irrigation Business in March 1997. From December 1993 to March 1997, he served as President of James Hardie Irrigation, Inc. From September 1993 to December 1993, he served as Chief Financial Officer of James Hardie Irrigation, Inc.

    There are no family relationships between any director, executive officer or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.

Part II

    All information incorporated by reference in this Part II is from the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1999 ("Annual Report").

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

    Toro Common Stock (including related Preferred Share Purchase Rights) is listed for trading on the New York Stock Exchange. As of January 7, 2000 there were 6,073 holders of record of the company's common stock.

    See "Quarterly Financial Data" on page 29 of the Annual Report for dividends paid and range of high and low sales prices for the company's common stock on the New York Stock Exchange on a quarterly basis for the period from November 1, 1997 to October 31, 1999, which information is incorporated herein by reference.

    Although the company intends to declare cash dividends on a quarterly basis in the future, the determination as to the payment and the amount of any cash dividend will depend upon the company's then current financial condition, capital requirements, results of operations, and other factors deemed relevant by the company's board of directors.

Item 6.  Selected Financial Data

    See "Selected Financial Data" on page 14 of the Annual Report for financial data for the years ended October 31, 1999, 1998, 1997, 1996, the 3 month period ended October 31, 1995, and the year ended July 31, 1995, which information for these periods is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders on pages 4 through 13, which section is incorporated herein by reference.

Forward-Looking Information

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Part I of this Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the company's Annual Report to Stockholders for fiscal 1999 referred to above contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, or otherwise, in the future by or on behalf of the company.

    Statements that are not historical are forward-looking. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements.

    Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include inflationary pressures and rising interest rates that could slow the economic growth that has been important to the growth of the company's professional businesses, including golf, agricultural irrigation, and landscape contractor markets; the company's ability to develop and manufacture new and existing products based on existing investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; changing buying patterns affecting the company's residential segment, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware stores, home centers, and mass retailers; potential impact of the Internet and e-commerce on the company's business; changes in distributor ownership; the company's expansion into selected home center markets and effects on other product lines; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices; loss of, or a significant reduction in, sales through a significant distribution channel; the company's ability to cost-effectively open new, and expand existing, manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; socio-economic conditions in certain international markets; the degree of success from restructuring actions undertaken at the Australian subsidiary; the continuing relative strength of the dollar against certain currencies, which increases the cost of the company's products in foreign markets and impairs its ability to increase prices; the decline of the U.S dollar against the Japanese yen, which increases costs of certain inventory components that in turn could negatively affect gross margins; competitive implications and price transparencies related to the euro conversion; whether the 1998 profit improvement plan will continue to be successful in reducing costs and improving margins and use of assets; the ability to retain and hire quality employees; the impact of new accounting standards; and threatened or pending litigation on matters relating to patent infringement.

    In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet spring and dry summer weather; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; any material, undisclosed problems with the company's suppliers, customers, creditors, government agencies, public utility providers, and financial service organizations related to year 2000 problems; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials; and the company's ability to maintain good relations with its union employees.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

    The company is exposed to foreign currency exchange risk arising from transactions entered into in the normal course of business. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, the company will generally enter into forward currency exchange contracts for the purchase or sale of a currency. Decisions on whether to use such forward currency exchange contracts are made based on the amount of those exposures the currency involved, and an assessment of the near-term market value for each currency. These hedge instruments are managed to reduce the risk associated with the exposure being hedged and are designated as a hedge at the inception of the contract. Accordingly, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. The company's primary exchange rate exposure is with various European currencies, including the euro, the Japanese yen, the Australian dollar, and the Canadian dollar against the U.S. dollar. Gains and losses on foreign currency contracts are recorded in the Consolidated Statements of Earnings and Comprehensive Income.

    The following forward exchange contracts held by the company have maturity dates in fiscal year 2000. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at October 31, 1999 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value Impact Gain (Loss)
Buy US $/Sell Australian dollar	.6502	$11,159.3	$178.1
Buy US $/Sell Canadian dollar	1.4872	6,253.4	(100.9)
Buy US $/Sell Great British pound	.6225	1,478.0	(34.4)
Buy German mark/Sell US $	1.8436	1,627.3	5.8
Buy Japanese yen/Sell US $	114.8800	6,963.6	889.3

Debt Financing

    The company's interest rate exposure results from short-term rates, primarily LIBOR-based borrowings from commercial banks. Toro currently does not use interest rate swaps to mitigate the impact of fluctuations in interest rates because the existing agreement is favorable compared to similar types of borrowing arrangements at current market credit spreads based on points over LIBOR. At October 31, 1999, the financial liabilities of the company exposed to changes in interest rates consisted mainly of $56.5 million of short-term debt outstanding. Assuming a hypothetical increase of 1 percent (100 basis points) in short-term interest rates with all other variables remaining constant, interest expense would have increased $1.2 million in fiscal 1999. Included in long-term debt is $196.2 million of fixed rate debt, which is not subject to interest rate risk. At October 31, 1999, the estimated fair value of long-term debt with fixed interest rates was $185.9 million compared to its carrying value of $196.2 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Assuming a hypothetical increase of 1 percent (100 basis points) in applicable interest rates, the estimated fair value of long-term debt would decrease by $13.8 million.

Commodities

    Certain raw materials used in the company's products are exposed to commodity price changes. Toro manages this risk by using purchase orders and long-term agreements. The primary commodity price exposures are with aluminum, steel, and plastic resin.

Item 8.  Financial Statements and Supplementary Data

    The financial statements described in Item 14(a)1 of this report are incorporated herein by reference.

    See "Quarterly Financial Data" appearing on page 29 of the Annual Report to Stockholders which is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

    None.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1.  Index to Consolidated Financial Statements

    Incorporated by reference into Part II, Item 8 of this report:

Pages in Fiscal 1999 Annual Report to Stockholders (Edgarized Version)
Independent Auditors' Report	42
Consolidated Statements of Earnings and Comprehensive Income for the years ended October 31, 1999, 1998, and 1997	43
Consolidated Balance Sheets as of October 31, 1999 and 1998	44
Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998 and 1997	45
Notes to Consolidated Financial Statements	46-65

    (a) 2.  Index to Consolidated Financial Statement Schedules

Included in Part IV of this report:
Independent Auditors' Report	23
Schedule II—Valuation and Qualifying Accounts	24

    All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    (a) 3. Exhibits

3(i)(a) and 4(a)	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-16125).
3(i)(b) and 4(b)	Certificate of Amendment to Certificate of Incorporation of Registrant dated December 9, 1986 (incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 30, 1987, Commission File No. 1-8649).
3(i)(c) and 4(c)	Certificate of Designation to Certificate of Incorporation of Registrant dated May 28, 1998 (incorporated by reference to Exhibit (1)(A) to Registrant's Current Report on Form 8-K dated May 27, 1998) .
3(ii) and 4(d)	Bylaws of Registrant (incorporated by reference to Exhibit 3(ii) and 4(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999).
4(e)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant's Registration Statement on Form S-8, Registration No. 2-94417).
4(f)	Rights Agreement dated as of May 20, 1998, between Registrant and Norwest Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant's Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).
4(g)	Indenture as dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant's 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).
10(a)	Form of Employment Agreement in effect for certain officers of Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(b)	The Toro Company Directors Stock Plan (incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(c)	The Toro Company Annual Management Incentive Plan II for officers of Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999) .*
10(d)	The Toro Company 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993).*
10(e)	The Toro Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(f)	The Toro Company 1993 Stock Option Plan (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(g)	The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(h)	The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(i)	The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(j)	Chief Executive Officer Incentive Award Agreement (incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10(k)	The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1999).*
10(l)	The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1999).*
12	Computation of Ratio of Earnings to Fixed Charges (page 25 of this report).
13	Fiscal 1999 Annual Report to Stockholders for The Toro Company.
21	Subsidiaries of Registrant (page 69 of this report).
23	Independent Auditors' Consent (page 70 of this report).
27	Supplemental Data Schedule; electronic filing only.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

    (b) Reports on Form 8-K

    None.

    The company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, at the time of its filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the 1934 Act for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY (Registrant)
Dated: January 20, 2000	/s/ STEPHEN P. WOLFE Stephen P. Wolfe Vice President—Finance Treasurer and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENDRICK B. MELROSE Kendrick B. Melrose	Chairman, Chief Executive Officer, and Director (principal executive officer)	January 20, 2000
/s/ STEPHEN P. WOLFE Stephen P. Wolfe	Vice President—Finance, Treasurer and Chief Financial Officer (principal financial officer)	January 20, 2000
/s/ RANDY B. JAMES Randy B. James	Vice President, Controller (principal accounting officer)	January 20, 2000
/s/ RONALD O. BAUKOL Ronald O. Baukol	Director	January 20, 2000
/s/ ROBERT C. BUHRMASTER Robert C. Buhrmaster	Director	January 20, 2000
/s/ WINSLOW H. BUXTON Winslow H. Buxton	Director	January 20, 2000
/s/ JANET K. COOPER Janet K. Cooper	Director	January 20, 2000
Alex A. Meyer	Director	January 20, 2000
/s/ ROBERT H. NASSAU Robert H. Nassau	Director	January 20, 2000
/s/ DALE R. OLSETH Dale R. Olseth	Director	January 20, 2000
/s/ GREGG W. STEINHAFEL Gregg W. Steinhafel	Director	January 20, 2000
/s/ CHRISTOPHER A. TWOMEY Christopher A. Twomey	Director	January 20, 2000
/s/ EDWIN H. WINGATE Edwin H. Wingate	Director	January 20, 2000

    Independent Auditors' Report

The Stockholders and Board of Directors
The Toro Company:

    Under the date of December 13, 1999, we reported on the consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 1999 and 1998, and the related consolidated statements of earnings and comprehensive income, and cash flows for each of the years in the three year period ended October 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      KPMG LLP

Minneapolis, Minnesota
December 13, 1999

Schedule II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charged to costs and expenses(a)	Other(b)	Deductions(c)	Balance at end of year
Year Ended October 31, 1999
Allowance for doubtful accounts and notes receivable reserves	$12,501,000	$1,113,000	$90,000	$1,748,000	$11,956,000
Year Ended October 31, 1998
Allowance for doubtful accounts and notes receivable reserves	$14,416,000	$804,000	$250,000	$2,969,000	$12,501,000
Year Ended October 31, 1997
Allowance for doubtful accounts and notes receivable reserves	$11,873,000	$1,364,000	$2,875,000	$1,696,000	$14,416,000

(a)
Provision, net of recoveries.

(b)
Additions to allowance for doubtful accounts due to acquisitions.

(c)
Uncollectible accounts charged off.

Description	Balance at beginning of year	Charged to costs and expenses	Other(c)	Deductions(d)	Balance at end of year
Year Ended October 31, 1999
Accrued warranties	$46,344,000	$42,057,000	$0	$36,535,000	$51,866,000
Year Ended October 31, 1998
Accrued warranties	$40,792,000	$39,877,000	$951,000	$35,276,000	$46,344,000
Year Ended October 31, 1997
Accrued warranties	$34,722,000	$35,045,000	$5,940,000	$34,915,000	$40,792,000

(c)
Additions to accrued warranties due to acquisitions.

(d)
Warranty claims processed.

QuickLinks

Documents Incorporated by Reference

TABLE OF CONTENTS

Part I Item 1. Business

Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submissions of Matters to a Vote of the Security Holders
Part II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 8. Financial Statements and Supplementary Data
Item 9. Disagreements on Accounting and Financial Disclosure
Part III Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Part IV
SIGNATURES

THE TORO COMPANY AND SUBSIDIARIES Valuation and Qualifying Accounts