Form 10-Q
period 2000-01-28
TORO CO
filed 2000-03-13
CIK 737758

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

  For the Quarterly Period Ended January 28, 2000 Commission File Number 1-8649



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

The number of shares of Common Stock outstanding as of February 29, 2000 was 12,695,119.


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

ITEM 1.     Condensed Consolidated Statements of Earnings (Unaudited) -
                Three Months Ended January 28, 2000 and January 29, 1999..........3

            Condensed Consolidated Balance Sheets (Unaudited) -
                January 28, 2000, January 29, 1999 and October 31, 1999...........4

            Condensed Consolidated Statements of Cash Flows (Unaudited) -
                Three Months Ended January 28, 2000 and January 29, 1999..........5

            Notes to Condensed Consolidated Financial Statements (Unaudited).....6-8

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................9-15


PART II.  OTHER INFORMATION:

ITEM 6.     Exhibits and Reports on Form 8-K....................................16-17

            Signatures...........................................................18

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                                              Three Months Ended
                                                                                  ----------------------------------------------
                                                                                      January 28,                  January 29,
                                                                                          2000                         1999
                                                                                  --------------------        ------------------
Net sales.........................................................................$            280,239        $          250,761
Cost of sales.....................................................................             180,300                   162,817
                                                                                  --------------------        ------------------
    Gross profit..................................................................              99,939                    87,944
Selling, general, and administrative expense......................................              94,000                    82,361
                                                                                  --------------------        ------------------
    Earnings from operations......................................................               5,939                     5,583
Interest expense..................................................................              (5,757)                   (5,029)

Other income, net.................................................................               1,279                       784
                                                                                  --------------------        -------------------
    Earnings before income taxes..................................................               1,461                     1,338
Provision for income taxes........................................................                 548                       542
                                                                                  --------------------        -------------------
    Net earnings..................................................................$                913        $              796
                                                                                  ====================        ==================

Basic net earnings per share of common stock......................................$               0.07        $             0.06
                                                                                  ====================        ===================

Dilutive net earnings per share of common stock...................................$               0.07        $             0.06
                                                                                  ====================        ==================

Weighted average number of shares of common stock outstanding -
    Basic.........................................................................              12,921                    13,139

Weighted average number of shares of common stock outstanding -
    Dilutive......................................................................              13,211                    13,321


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       January 28,             January 29,          October 31,
                                                                           2000                    1999                 1999
                                                                   -----------------       -----------------    ------------------
ASSETS
Cash and cash equivalents..........................................$             354       $              95    $           11,960
Receivables, net...................................................          313,720                 287,772               268,344
Inventories, net...................................................          250,079                 216,730               204,430
Prepaid expenses and other current assets..........................           11,110                  17,036                 6,116
Deferred income taxes..............................................           40,806                  38,460                40,892
                                                                   -----------------       -----------------    ------------------
        Total current assets.......................................          616,069                 560,093               531,742
                                                                   -----------------       -----------------    ------------------

Property, plant, and equipment.....................................          361,828                 333,908               353,808
        Less accumulated depreciation..............................          234,395                 208,217               229,636
                                                                   -----------------       -----------------    ------------------
                                                                             127,433                 125,691               124,172

Deferred income taxes..............................................            8,876                   3,786                 8,876
Goodwill and other assets..........................................          133,415                 128,563               122,388
                                                                   -----------------       -----------------    ------------------
        Total assets...............................................$         885,793       $         818,133    $          787,178
                                                                   =================       =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt..................................$             669       $             715    $              637
Short-term debt....................................................          161,430                 140,385                56,461
Accounts payable...................................................           61,622                  61,248                65,543
Other accrued liabilities..........................................          174,725                 147,051               183,164
                                                                   -----------------       -----------------    ------------------
        Total current liabilities..................................          398,446                 349,399               305,805
                                                                   -----------------       -----------------    ------------------

Long-term debt, less current portion...............................          195,584                 196,796               195,600
Other long-term liabilities........................................            6,380                   5,590                 6,110

Stockholders' equity:
   Stock par value $1.00, authorized 35,000,000 shares; issued and outstanding 12,714,219 shares at January 28, 2000 (net of
        793,836 treasury shares), 12,960,334 shares at January 29,
        1999 (net of 547,721 treasury shares), and 12,569,309 shares
        at October 31, 1999 (net of 938,746 treasury shares).......           12,714                  12,960                12,569
   Additional paid-in capital......................................           51,552                  60,190                45,343
   Retained earnings...............................................          228,925                 199,884               229,532
   Accumulated comprehensive loss..................................           (7,808)                 (6,686)               (7,781)
                                                                   -----------------       -----------------    ------------------
        Total stockholders' equity.................................          285,383                 266,348               279,663
                                                                   -----------------       -----------------    ------------------
        Total liabilities and stockholders' equity.................$         885,793       $         818,133    $          787,178
                                                                   =================       =================    ==================


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  Three Months Ended
                                                                                  -----------------------------------------------
                                                                                         January 28,                 January 29,
                                                                                           2000                           1999
                                                                                  -------------------         -------------------
   Cash flows from operating activities:
   Net earnings.................................................................  $               913         $               796
      Adjustments to reconcile net earnings to net cash used in operating activities:
      Provision for depreciation and amortization.................................              8,271                       7,890
      Gain on disposal of property, plant, and equipment..........................                 (3)                       (106)
      Deferred income taxes.......................................................                 86                         976
         Changes in operating assets and liabilities:
           Receivables, net.......................................................            (52,867)                    (46,346)
           Inventories, net.......................................................            (38,487)                    (32,424)
           Prepaid expenses and other current assets..............................             (4,983)                     (2,856)
           Accounts payable and accrued expenses..................................             (7,789)                    (18,076)
                                                                                  -------------------         -------------------
               Net cash used in operating activities..............................            (94,859)                    (90,146)
                                                                                  -------------------         -------------------

   Cash flows from investing activities:
      Purchases of property, plant, and equipment.................................             (8,853)                     (4,958)
      Proceeds from asset disposals...............................................                 74                         340
      Decrease (increase) in investment in affiliates.............................                128                      (2,939)
      Increase in other assets....................................................             (2,945)                       (776)
                                                                                  -------------------         -------------------
               Net cash used in investing activities..............................            (11,596)                     (8,333)
                                                                                  -------------------         -------------------

   Cash flows from financing activities:
      Increase in short-term debt.................................................            103,167                     109,385
      Repayments of long-term debt................................................                (87)                        (27)
      Increase in other long-term liabilities.....................................                205                          28
      Proceeds from exercise of stock options.....................................                626                         909
      Purchases of common stock...................................................             (7,515)                    (10,130)
      Dividends on common stock...................................................             (1,520)                     (1,521)
                                                                                  -------------------         -------------------
               Net cash provided by financing activities..........................             94,876                      98,644
                                                                                  -------------------         -------------------

   Foreign currency translation adjustment........................................                (27)                       (160)
                                                                                  -------------------         -------------------

   Net (decrease) increase in cash and cash equivalents...........................            (11,606)                          5
   Cash and cash equivalents at beginning of period...............................             11,960                          90
                                                                                  -------------------         -------------------

   Cash and cash equivalents at end of period.....................................$               354         $                95
                                                                                  ===================         ===================

   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 28, 2000

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the three months ended January 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

      (Dollars in thousands)                                  January 28,         January 29,
                                                                  2000               1999
                                                            -------------        -------------
       Raw materials and work in process....................$     115,432        $     105,225
       Finished goods.......................................      180,527              157,316
                                                            -------------        -------------
                                                                  295,959              262,541
       Less LIFO and other reserves.........................       45,880               45,811
                                                            -------------        -------------
          Total.............................................$     250,079        $     216,730
                                                            =============        =============

RESTRUCTURING AND OTHER UNUSUAL EXPENSE

At January 28, 2000, the company had $2.0 million of restructuring and other unusual expense remaining in other accrued liabilities. The company has utilized $.3 million of these reserves since October 31, 1999. The company expects the majority of these reserves to be utilized during fiscal 2000, except for reserves related to closed facilities available for sale.

COMPREHENSIVE INCOME

Comprehensive income is comprised of two components: net earnings and other comprehensive loss. Other comprehensive loss refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net earnings. Toro's other comprehensive loss is comprised of foreign currency translation adjustments from certain foreign subsidiaries.

The components of comprehensive income were as follows:

                                                                     Three Months Ended
                                                            ----------------------------------
      (Dollars in thousands)                                   January 28,         January 29,
                                                                2000                  1999
                                                            -------------        -------------
      Net earnings..........................................$         913        $         796
      Other comprehensive loss..............................          (27)                (160)
                                                            -------------        -------------
      Comprehensive income..................................$         886        $         636
                                                            =============        =============

NET EARNINGS PER SHARE

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:


BASIC                                                          January 28,          January 29,
(Shares in thousands)                                             2000                 1999
                                                            -------------        -------------
Weighted average number of shares of common
       stock outstanding....................................       12,669               12,627
Assumed issuance of contingent shares ......................          252                  512
                                                            -------------        -------------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,921               13,139
                                                            =============        =============

DILUTIVE                                                       January 28,          January 29,
(Shares in thousands)                                             2000                  1999
                                                            -------------        -------------

Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,921               13,139
Assumed conversion of stock options.........................          290                  182
                                                            -------------        -------------
Weighted average number of shares of common stock,
       assumed issuance of contingent shares, and
       assumed conversion of stock options..................       13,211               13,321
                                                            =============        =============

BUSINESS ACQUISITIONS

Under the terms of the purchase agreement with Exmark dated November 25, 1997, the company was required to make contingent payments to the former Exmark stockholders if Exmark's post-acquisition earnings and sales growth from November 1, 1997 through October 31, 1999 exceeded minimum levels established in the purchase agreement. The maximum value of those contingent payments was $28.0 million. The company issued 309,309 shares of Toro Common Stock valued at $10.5 million and paid $1.6 million of cash in January 2000 related to the fiscal 1999 contingent payment. No further amounts will be due under this agreement.

Effective December 1999, Toro completed the purchase of a midwestern-based distributor, and the company now owns four distribution companies. The newly acquired company distributes outdoor beautification equipment and systems to the professional and residential markets.

SEGMENT DATA

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has two reportable business segments:
Professional and Residential. The other segment consists of company-owned distributor operations and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.

The following table shows the summarized financial information concerning the company's reportable segments:


(Dollars in thousands)
THREE MONTHS ENDED JANUARY 28, 2000:         Professional     Residential        Other            Total
                                             ------------     -----------        -----            -----
Net sales                                      $185,891          $96,819     $  (2,471)          $280,239
Intersegment net sales                           12,508            3,650       (16,158)                 -
Earnings (loss) before income taxes              18,059            5,915       (22,513)             1,461
Total assets                                    462,412          165,333       258,048            885,793

THREE MONTHS ENDED JANUARY 29, 1999:
Net sales                                      $156,785          $93,638      $    338           $250,761
Intersegment net sales                            5,330              562        (5,892)                 -
Earnings (loss) before income taxes              14,596            4,556       (17,814)             1,338
Total assets                                    410,051          181,775       226,307            818,133

The following table presents the details of the other segment earnings (loss) before income taxes:


(Dollars in thousands)             January 28,                   January 29,
THREE MONTHS ENDED                    2000                           1999
                                   -----------                   ------------
Corporate expenses                 $(17,622)                     $(15,617)
Finance charge revenue                1,317                         1,064
Elimination of corporate
  financing expense                   3,219                         2,569
Interest expense, net                (5,757)                       (5,029)
Other                                (3,670)                         (801)
                                   -----------                   ------------
Total                              $(22,513)                     $(17,814)
                                   -----------                   ------------
                                   -----------                   ------------

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the company in the first quarter of fiscal 2001. Toro is currently evaluating the impact of SAB 101 on its financial condition and results of operations.

During fiscal 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The company plans to adopt the new standard beginning with the first quarter of fiscal year 2001, as required. The company is in the process of evaluating SFAS 133 and its impact on the company.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the company's website or otherwise, in the future by or on behalf of the company.

Statements that are not historical are forward-looking. When used by or on behalf of the company, the words "expect," "anticipate," "estimate," "believe," "intend," and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include inflationary pressures and rising interest rates that could slow the economic growth that has been important to the growth of the company's professional businesses, including golf, agricultural irrigation, and landscape contractor markets; higher average short-term debt costs for anticipated higher working capital needs; project delays due to inclement weather conditions; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; success of a distribution initiative designed to develop a distribution model; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; changing buying patterns affecting the company's residential segment, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware stores, home centers, and mass retailers; potential impact of the Internet and e-commerce on the company's business; changes in distributor ownership; loss of, or a significant reduction in, sales through a significant distribution channel as the company's residential segment becomes more dependent on home center sales; the company's expansion into selected home center markets and effects on other product lines; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices; the company's ability to cost-effectively open new, and expand existing, manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; socio-economic conditions in certain international markets; the degree of success from restructuring actions undertaken at the Australian subsidiary; the continuing relative strength of the dollar against certain currencies, which increases the cost of the company's products in foreign markets and impairs its ability to increase prices; the decline of the U.S dollar against the Japanese yen, which increases costs of certain inventory components that in turn could negatively affect gross margins; competitive implications and price transparencies related to the euro conversion; whether the 1998 profit improvement plan will continue to be successful in reducing costs and improving margins and use of assets; the ability to retain and hire quality employees; the impact of new accounting standards; and threatened or pending litigation on matters relating to patent infringement.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business and political conditions and the economy in general in both foreign and domestic markets; rising interest rates; weather conditions affecting demand, including warm winters and wet spring and dry summer weather; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials; and the company's ability to maintain good relations with its union employees.

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

RESULTS OF OPERATIONS

Toro's first quarter results in the new century showed a solid performance for both the professional and residential segments. The momentum gained in fiscal 1999 has continued into fiscal 2000 as shown by increases in both sales and profitability, which positions the company for a potentially strong fiscal year. First quarter net sales were $280.2 million compared to $250.8 million last year, an increase of 11.8 percent. Worldwide sales for the professional segment grew 18.6 percent over last year's first quarter. Sales of golf and grounds mowing equipment, residential/commercial irrigation systems, and landscape contractor equipment led this significant increase with new innovative product introductions over the past year combined with overall strong retail demand. Sales were also up for the international market, mainly in Europe. The residential segment sales grew a modest 3.4 percent over last year's strong first quarter performance. Snowthrowers, riding products, and do-it-yourself irrigation sales drove this increase. Even sales of walk power mowers were up slightly despite the comparison to last year's significant gains, but the home solutions product category was down due to the elimination of sales from the non-performing outdoor lighting business, which was sold in fiscal 1999.

First quarter net earnings were $0.9 million compared to $0.8 million for the same quarter in the previous year, an increase of 14.7 percent. Dilutive net earnings per share for the quarter was $0.07 compared to $0.06 per dilutive share for the same quarter in the previous year. Operating earnings for both the professional and residential segments rose substantially, led by increased sales levels, improved gross margin percentage for the residential segment, and leveraged selling, general, and administrative costs as a percent of sales on higher sales volumes for the professional segment. Offsetting this improvement were higher operating losses for the other segment reflecting continued investments in technology and three additional company-owned distributors. Overall, the businesses are making solid progress in their pursuit of continuous improvement and profitability growth, and this combined with investments made over the last couple of years, sets the foundation for a healthy outlook into 2000.


The following table summarizes net sales by segment:
                                                                                           Three Months Ended
                                                            ----------------------------------------------------------------------
(Dollars in thousands)                                      January 28,          January 29,
                                                                 2000                 1999             $ Change         % Change
                                                            -------------        -------------       --------------    -----------
Professional................................................$     185,891        $     156,785       $       29,106       18.6%
Residential.................................................       96,819               93,638                3,181        3.4
Other.......................................................       (2,471)                 338               (2,809)       N/M
                                                            -------------        -------------       --------------
    Total *.................................................$     280,239        $     250,761       $       29,478       11.8%
                                                            =============        =============       ==============

* Includes international sales of:..........................$      67,714        $      58,470       $        9,244       15.8%

PROFESSIONAL SEGMENT NET SALES

Net sales for the worldwide professional segment in the first quarter of fiscal 2000 were $185.9 million compared to $156.8 million in the first quarter of fiscal 1999, an increase of 18.6 percent. The landscape contractor market continues to show significant growth, with good volume increases for the Exmark and Dingo brands. The golf and grounds maintenance markets also continued to perform well with increases for equipment product sales due to the ongoing positive reception of products introduced over the last couple of years as well as continued strong retail demand. International sales of golf and grounds maintenance equipment were also up, mainly in Europe, due to strong retail demand and distributors purchasing product earlier in the fiscal year compared to last year. The dual brands of Toro and Irritrol residential/commercial irrigation system sales posted very strong increases due to better product availability this quarter compared to last fiscal year. Offsetting those increases were weak sales of dripline agricultural irrigation products resulting from aggressive pricing pressures from competition. Golf irrigation system sales were also down due to inclement weather in the domestic southeast markets that delayed golf construction projects.

RESIDENTIAL SEGMENT NET SALES

Net sales for the worldwide residential segment in the first quarter of fiscal 2000 were $96.8 million compared to $93.6 million in the first quarter of fiscal 1999, an increase of 3.4 percent. Snowthrower product sales led this increase due to historically low field inventory levels entering the 1999-2000 winter season and a shift in shipments from the fourth quarter of fiscal 1999 to the first quarter of fiscal 2000. Riding product sales were also up, mainly for products manufactured for a third party. Domestic do-it-yourself irrigation sales also increased over the prior year's first quarter due to better product availability, expanded outlets and placement at home centers, and the addition of micro-irrigation products introduced for the residential gardener. Offsetting these increases to some degree were lower do-it-yourself irrigation product sales in Australia due to wet weather conditions in that market. Sales of walk power mowers were up over a strong prior year that included initial stocking orders from home centers. Offsetting these increases were lower sales for the home solutions category due to the divestiture of the non-performing outdoor lighting business.

OTHER SEGMENT NET SALES

The other segment showed negative net sales of $2.5 million in the first quarter of fiscal 2000 compared to positive net sales of $.3 million in the first quarter of fiscal 1999. Net sales in this segment include sales from Toro's wholly owned distribution companies less sales from the professional and residential segments to those distribution companies. The sales decrease was due to the cyclical nature of the distribution business where sales are relatively low in the first fiscal quarter. These businesses also normally increase inventory levels during the first and second fiscal quarters in anticipation of the busy selling season, which usually occurs in the second and third quarters of Toro's fiscal year. Toro owned four of these distribution companies in the current quarter, but owned only one during the first quarter of fiscal 1999.

GROSS PROFIT

First quarter gross profit was $99.9 million compared to $87.9 million last year, an increase of 13.6 percent. As a percentage of net sales, gross profit for the first quarter was 35.7 percent compared to 35.1 percent last year. The improvement in gross margins resulted from increased sales of higher margin products. Additional gross profit contribution from the distribution companies was offset by the increased elimination of gross profit previously recorded with respect to sales of Toro products to company-owned distributors due to higher levels of Toro inventory carried at the company-owned distributors.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

First quarter selling, general, and administrative expense (SG&A) was $94.0 million compared to $82.4 million in the same period last year, an increase of $11.6 million. As a percentage of net sales, SG&A increased to 33.5 percent from
32.8 percent for the same quarter in fiscal 1999. The addition of three distribution companies acquired last year added $2.9 million of incremental SG&A expense. The increase as a percent of sales was due to higher levels of spending for marketing as well as higher costs for warranty, information services, and distribution changes.

INTEREST EXPENSE

First quarter interest expense was $5.8 million compared to $5.0 million in the same period last year, an increase of 14.5 percent. This increase was primarily due to higher levels of short-term debt as well as higher interest rates compared to the same period in the prior year. Management expects this trend to continue through fiscal 2000 as interest rates are projected to rise and average short-term debt is planned to be higher than fiscal 1999 due to anticipated higher inventory levels and capital additions planned for fiscal 2000.

OTHER INCOME, NET

First quarter other income, net, was $1.3 million compared to $0.8 million in the same period last year, an increase of $0.5 million. The increase was due to lower levels of currency losses compared to last year and higher levels of finance charge revenue.

OPERATING EARNINGS (LOSS) BY SEGMENT

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the residential and professional segments. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income, net, and interest expense.

PROFESSIONAL SEGMENT OPERATING EARNINGS

Operating earnings for the worldwide professional segment in the first quarter of fiscal 2000 were $18.1 million compared to $14.6 million in the first quarter of fiscal 1999, an increase of 23.7 percent. As a percentage of net sales, professional segment operating margins increased to 9.7 percent from 9.3 percent for the same quarter in fiscal 1999, led by higher sales levels. Gross margin as a percent of sales fell 0.6 percent mainly due to increased costs for resin that have not been recaptured with price increases in irrigation products. SG&A costs as a percent of sales were lower by 0.9 percent due to leveraging SG&A costs on higher sales volumes.

RESIDENTIAL SEGMENT OPERATING EARNINGS

Operating earnings for the worldwide residential segment in the first quarter of fiscal 2000 were $5.9 million compared to $4.6 million in the first quarter of fiscal 1999, an increase of 29.8 percent. As a percentage of net sales, residential segment operating margins increased to 6.1 percent from 4.9 percent for the same quarter in fiscal 1999. Increased sales of higher margin products as well as lower costs for certain product lines contributed to the sales growth and a 1.5 percent increase in gross margin as a percent of sales. The elimination of the low-margin outdoor lighting business product sales also helped to improve gross margins. This was slightly offset by higher SG&A costs as a percentage of sales due mainly to higher costs for marketing efforts and programs.

OTHER SEGMENT OPERATING LOSSES

Operating losses for the other segment in the first quarter of fiscal 2000 were $22.5 million compared to losses of $17.8 million in the first quarter of fiscal 1999, an increase of 26.4 percent. The loss increase was due to higher gross profit elimination related to higher levels of Toro inventory at the company-owned distributors, higher levels of operating losses for the company-owned distributors, of which three were acquired during the last year, higher interest costs, increased spending for information services and Internet projects, and distribution changes.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2000 was 37.5 percent compared to 40.5 percent for the first quarter of fiscal 1999. The decrease was due to benefits from foreign tax strategies and tax minimization projects implemented in fiscal 1999.

FINANCIAL POSITION AS OF JANUARY 28, 2000

     JANUARY 28, 2000 COMPARED TO JANUARY 29, 1999

Total assets at January 28, 2000 were $885.8 million compared to $818.1 million on January 29, 1999, an increase of $67.7 million. Net accounts receivable increased $25.9 million over last year, due mainly for Toro Credit Company (TCC) and international receivables, and slightly offset by lower residential segment receivables. TCC receivables were up due to increased levels of commercial equipment and snowthrower receivables driven by higher sales volumes, which are often financed by TCC. International receivables were also up due to higher sales volumes as well as extended terms given to European customers and slow paying accounts in Australia. Inventory also increased $33.3 million from last year. The three newly acquired distribution companies added $13.4 million of net incremental inventory. Finished goods inventory was higher due to prebuilding of inventory to counter anticipated capacity limitations at certain manufacturing facilities for products during the peak selling season. Goodwill and other assets increased $4.9 million primarily as a result of the Exmark contingent payment made during the current quarter.

Total current liabilities were $398.4 million compared to $349.4 million last year, an increase of $49.0 million. Short-term debt increased $21.0 million due to higher levels of receivables and inventory as well as funding repurchases of Common Stock on the open market. Other accrued liabilities increased $27.7 million as a result of higher accruals for warranty, sales and marketing programs, and incentive accruals.

     JANUARY 28, 2000 COMPARED TO OCTOBER 31, 1999

Total assets at January 28, 2000 were $885.8 million compared to $787.2 million at October 31, 1999, an increase of $98.6 million. Net accounts receivable increased $45.4 million from October 31, 1999 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Inventory increased by $45.6 million due to the normal seasonal buildup of inventory in the first quarter plus prebuilding of inventory parts and certain products for the professional segment due to manufacturing capacity constraints that would otherwise occur if manufacturing was scheduled for traditional periods. Goodwill and other assets increased $11.0 million as a result of the Exmark contingent payment.

Total current liabilities at January 28, 2000 were $398.4 million compared to $305.8 million at October 31, 1999, an increase of $92.6 million. The increase was the result of additional short-term debt of $105.0 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs. These requirements are historically greatest in the winter and spring months. Accounts payable decreased $3.9 million compared to October 31, 1999 due to the timing of inventory purchases and payments. Other accrued liabilities decreased $8.4 million primarily as a result of the payment of accrued profit sharing and related incentive accruals.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first three months of fiscal 2000 was $4.7 million higher than the first three months in fiscal 1999 primarily due to a higher change in working capital as compared to the prior period. Cash used in investing activities increased $3.3 million due to higher purchases of property, plant, and equipment during the first quarter of fiscal 2000 compared to the prior year's first quarter. Cash provided by financing activities was lower by $3.7 million due to lower levels of short-term debt during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The cash used in operating and investing activities was funded with the cash on hand at October 31, 1999.

The company's U.S. seasonal working capital requirements are funded with $267.0 million of committed unsecured bank credit lines. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit of approximately $19.0 million, and one European subsidiary has an uncommitted credit line of approximately $3.0 million. The company also has banker's acceptance agreements under which an additional $40.0 million of credit lines are available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases.

EURO CURRENCY

Beginning in January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the euro is being introduced in participating countries. Initially, this new currency is being used for financial transactions, and progressively, it will replace the old national currencies that will be withdrawn by July 2002. The transition to the euro currency will involve changing budgetary, accounting, contractual, and fiscal systems in companies and public administrations, as well as simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the conversion to the euro currency will have on the marketplace, including more transparent price differences on goods in European countries.

One of the issues for the company is the competitive impact on Toro distributor sales and Toro direct sales, and financial support given to distributors in the countries in the European Union (EU). The company recently discussed a potential euro list price strategy with a majority of its European distribution affected by this change, and current concerns with the euro include currency swings and instability. The company is also researching how other companies are planning on incorporating euros into their international business operations. Beginning in December 1999, Toro implemented euro hedging plans that consolidate the net cash flow from its European subsidiaries.

The company continued its program to evaluate whether the company's computer systems and programs will experience operational problems when the euro is fully implemented. The company's European subsidiaries' have completed initial testing of their financial systems and no problems concerning their ability to function using the euro were discovered. These subsidiaries began disclosing the euro value on each customer's invoice in January 1999, and have continued with that process into fiscal 2000. The current plan is to begin parallel reporting with the current functional currency of the European subsidiary and euros in 2000.

Based on its evaluation to date, management currently believes that while the company will incur internal and external costs to adjust to the euro, such costs are not expected to have a significant impact on operations, cash flows, or the financial condition of the company and its subsidiaries, taken as a whole, in future periods.

YEAR 2000

Prior to January 1, 2000, there was a great deal of concern about the ability of computers to adequately recognize the year 2000 in the two-digit date fields commonly used to define a year. At the date of this report, the company has not yet experienced any material problems related to the year 2000. The company does not have any formal ongoing monitoring activities related to any year 2000 issues since problems discovered were minor, corrected on a timely basis, and caused no major disruption to the company's business operations. The company has not become aware of any significant year 2000 issues affecting the company's major customers or suppliers. The company also has not received any material complaints regarding any year 2000 issues related to its products.

Year 2000 related costs through February 23, 2000 were approximately $2.5 million and expensed as incurred. These costs included contractor support, implementation of an Enterprise Resource Planning (ERP) software package for the company's recently acquired businesses, telephone system upgrades, software modifications for irrigation systems, and business unit system upgrades. The company does not anticipate any further material costs.

INFLATION

The company is subject to the effects of changing prices. In the first quarter of fiscal 2000, the company began experiencing some signs of inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY
The following forward exchange contracts held by the company have maturity dates in fiscal year 2000 and 2001. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at January 28, 2000 were as follows:

                                                    AVERAGE                          FAIR VALUE
                                                  CONTRACTED         NOTIONAL          IMPACT
DOLLARS IN THOUSANDS                                 RATE             AMOUNT         GAIN (LOSS)
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Australian dollar                      .6513  $       8,353.7   $       239.6
Buy US dollar/Sell British pound                         1.6065          1,478.0           (15.5)
Buy US dollar/Sell Canadian dollar                       1.4678          9,623.5          (211.9)
Buy US dollar/Sell Euro                                  1.0148          3,323.4              .8
Buy Australian dollar/Sell US dollar                      .6415            573.8            12.4
Buy Euro/Sell US dollar                                  1.0022          2,705.9            56.2
Buy German mark/Sell US dollar                          1.84014          1,195.6           (90.1)
Buy Japanese yen/Sell US dollar                        114.0696          4,734.0           398.7

Buy Mexican peso/Sell US dollar                          9.5235             52.5             (.4)

INTEREST RATE RISK
The company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The company's short-term debt rates are dependent upon the LIBOR rate plus an additional percentage based on the company's current borrowing level. See the company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

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

3(i)(c) and 4(c)    Certificate of Designation to Certificate of Incorporation
                    of Registrant dated May 28, 1998 (incorporated by reference to Exhibit (1)(A) to Registrant's Current Report on Form 8-K dated May 27, 1998).

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


                                THE TORO COMPANY
                                  (Registrant)

                            By /s/ Stephen P. Wolfe
                               -----------------------------
                               Stephen P. Wolfe
                               Vice President Finance,
                               Treasurer and Chief Financial Officer
                               (principal financial officer)


Date:  March 13, 2000