Form 10-Q
period 2000-04-28
TORO CO
filed 2000-06-12
CIK 737758

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the Quarterly Period Ended April 28, 2000 Commission File Number 1-8649




                                THE TORO COMPANY
             (Exact name of registrant as specified in its charter)


        DELAWARE                                    41-0580470
(State of Incorporation)              (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA 55420
                        TELEPHONE NUMBER: (952) 888-8801


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

The number of shares of Common Stock outstanding as of May 31, 2000 was 12,652,619.


===============================================================================

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                                                                  PAGE NUMBER
PART I.           FINANCIAL INFORMATION:

ITEM 1.             Condensed Consolidated Statements of Earnings (Unaudited) -
                        Three and Six Months Ended April 28, 2000 and April 30, 1999......................................3

                    Condensed Consolidated Balance Sheets (Unaudited) -
                        April 28, 2000, April 30, 1999 and October 31, 1999...............................................4

                    Condensed Consolidated Statements of Cash Flows (Unaudited) -
                        Six Months Ended April 28, 2000 and April 30, 1999................................................5

                    Notes to Condensed Consolidated Financial Statements (Unaudited).....................................6-9

ITEM 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................................10-17


PART II.          OTHER INFORMATION:

ITEM 4.             Submission of Matters to a Vote of Security Holders..................................................18

ITEM 6.             Exhibits and Reports on Form 8-K....................................................................18-19

                    Signatures...........................................................................................20

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                             Three Months Ended                        Six Months Ended
                                                    -----------------------------------------------------------------------------
                                                        April 28,                April 30,      April 28,           April 30,
                                                           2000                  1999               2000               1999
                                                    -----------------   -----------------   -----------------   -----------------



Net sales...........................................$         441,799   $         433,108   $         722,038   $         683,869
Cost of sales.......................................          279,850             280,255             460,150             443,072
                                                    -----------------   -----------------   -----------------   -----------------
       Gross profit.................................          161,949             152,853             261,888             240,797
Selling, general, and administrative expenses.......          108,718             106,775             202,718             189,136
                                                    -----------------   -----------------   -----------------   -----------------
       Earnings from operations.....................           53,231              46,078              59,170              51,661
Interest expense....................................           (7,652)             (6,697)            (13,409)            (11,727)
Other income (expense), net.........................           (2,860)                 78              (1,581)                863
                                                    -----------------   -----------------   -----------------   -----------------
       Earnings before income taxes.................           42,719              39,459              44,180              40,797
Provision for income taxes..........................           15,799              15,369              16,347              15,911
                                                    -----------------   -----------------   -----------------   -----------------
       Net earnings.................................$          26,920   $          24,090   $          27,833  $          24,886
                                                    =================   =================   =================   =================



Basic net earnings per share of common stock........$            2.11   $            1.86   $            2.17  $              1.91
                                                    =================   =================   =================  ===================



Dilutive net earnings per share of common stock..... $           2.08      $         1.83   $            2.13   $             1.88
                                                    =================   =================   =================   ==================

Weighted average number of shares of common stock
       outstanding - Basic..........................           12,734              12,922              12,826               13,030


Weighted average number of shares of common stock
       outstanding - Dilutive.......................           12,958              13,163              13,081               13,241


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           April 28,            April 30,         October 31,
                                                                              2000                 1999               1999
                                                                      -----------------    -----------------  ------------------
ASSETS
Cash and cash equivalents.............................................$             902    $           3,341  $           11,960
Receivables, net......................................................          456,665              439,423             268,344
Inventories, net......................................................          241,924              185,699             204,430
Prepaid expenses and other current assets.............................            9,218                8,869               6,116
Deferred income taxes.................................................           40,584               38,526              40,892
                                                                      -----------------    -----------------  ------------------
        Total current assets..........................................          749,293              675,858             531,742
                                                                      -----------------    -----------------  ------------------

Property, plant, and equipment........................................          365,219              336,990             353,808
        Less accumulated depreciation.................................          237,069              214,916             229,636
                                                                      -----------------    -----------------  ------------------
                                                                                128,150              122,074             124,172

Deferred income taxes.................................................            8,876                3,786               8,876
Goodwill and other assets.............................................          129,712              129,506             122,388
                                                                      -----------------    -----------------  ------------------
        Total assets..................................................$       1,016,031    $         931,224    $        787,178
                                                                      =================    =================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.....................................$             490    $             624    $            637
Short-term debt.......................................................          235,488              183,909              56,461
Accounts payable......................................................           66,145               57,965              65,543
Other accrued liabilities.............................................          205,100              197,908             183,164
                                                                      -----------------    -----------------  ------------------
        Total current liabilities.....................................          507,223              440,406             305,805
                                                                      -----------------    -----------------  ------------------

Long-term debt, less current portion..................................          195,584              196,758             195,600
Other long-term liabilities...........................................            6,594                5,938               6,110

Stockholders' equity:
   Stock, par value $1.00, authorized 35,000,000 shares; issued and outstanding
        12,643,274 shares at April 28, 2000 (net of 864,781 treasury shares),
        12,916,010 shares at April 30, 1999 (net of 592,045 treasury shares), and 12,569,309 shares at October 31, 1999 (net of
        938,746 treasury shares)......................................           12,643               12,916              12,569
 Additional paid-in capital...........................................           49,298               58,904              45,343
 Retained earnings....................................................          254,321              222,425             229,532
 Accumulated comprehensive loss.......................................           (9,632)              (6,123)             (7,781)
                                                                      -----------------    ------------------ -------------------
        Total stockholders' equity....................................          306,630              288,122             279,663
                                                                      -----------------    -----------------  ------------------
        Total liabilities and stockholders' equity....................$       1,016,031    $         931,224  $          787,178
                                                                      =================    =================  ===================


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    Six Months Ended
                                                                                  -----------------------------------------------
                                                                                         April 28,                  April 30,
                                                                                           2000                         1999
                                                                                  -------------------         -------------------
   Cash flows from operating activities:
   Net earnings................................................................... $           27,833          $           24,886
      Adjustments to reconcile net earnings to net cash used in operating activities:
      Provision for depreciation and amortization.................................             17,822                      17,838
      (Gain) loss on disposal of property, plant, and equipment...................                 (7)                        207
      Deferred income taxes.......................................................                308                         910
      Tax benefits related to employee stock option transactions..................                  -                         198
      Changes in operating assets and liabilities:
           Receivables, net.......................................................           (195,812)                   (197,997)
           Inventories, net.......................................................            (30,332)                     (1,393)
           Prepaid expenses and other current assets..............................             (3,090)                      5,311
           Accounts payable and accrued expenses..................................             27,095                      30,346
                                                                                  -------------------         -------------------
               Net cash used in operating activities..............................           (156,183)                   (119,694)
                                                                                  -------------------         -------------------

   Cash flows from investing activities:
      Purchases of property, plant, and equipment.................................            (17,719)                    (10,286)
      Proceeds from asset disposals...............................................              1,025                         240
      Decrease (increase) in investment in affiliates.............................              1,127                      (4,908)
      Increase in other assets....................................................             (2,591)                     (1,814)
                                                                                   ------------------         -------------------
               Net cash used in investing activities..............................            (18,158)                    (16,768)
                                                                                  -------------------         -------------------

   Cash flows from financing activities:
      Increase in short-term debt.................................................            177,225                     152,909
      Repayments of long-term debt................................................               (266)                       (156)
      Increase in other long-term liabilities.....................................                419                         376
      Proceeds from exercise of stock options.....................................                709                       1,272
      Purchases of common stock...................................................             (9,909)                    (12,021)
      Dividends on common stock...................................................             (3,044)                     (3,070)
                                                                                  -------------------         -------------------
               Net cash provided by financing activities..........................            165,134                     139,310
                                                                                  -------------------         -------------------

   Foreign currency translation adjustment........................................             (1,851)                        403
                                                                                  -------------------         -------------------

   Net (decrease) increase in cash and cash equivalents...........................            (11,058)                      3,251
   Cash and cash equivalents at beginning of period...............................             11,960                          90
                                                                                  -------------------         -------------------

   Cash and cash equivalents at end of period.....................................$               902         $             3,341
                                                                                  ===================         ===================

   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 28, 2000



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the six months ended April 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the year ended October 31, 1999. The policies described in that report are used for preparing quarterly reports.

INVENTORIES

The majority of inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:


      (Dollars in thousands)                                   April 28,              April 30,
                                                                  2000                 1999
                                                            -------------        -------------
       Raw materials and work in process....................$      76,716        $      76,045
       Finished goods.......................................      208,875              155,762
                                                            -------------        -------------
                                                                  285,591              231,807
       Less LIFO and other reserves.........................       43,667               46,108
                                                            -------------        -------------
                Total                                       $     241,924        $     185,699
                                                            =============        =============

RESTRUCTURING AND OTHER UNUSUAL EXPENSE

At April 28, 2000, the company had $1.4 million of restructuring and other unusual expense remaining in other accrued liabilities The company has utilized $.9 million of these reserves since October 31, 1999. The company expects the majority of these reserves to be utilized when the closed facilities available for sale are sold.

COMPREHENSIVE INCOME

Comprehensive income is comprised of two components: net earnings and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net earnings. Toro's other comprehensive (loss) income is comprised of foreign currency translation adjustments from certain foreign subsidiaries.

The components of comprehensive income were as follows:

                                                                     Three Months Ended                  Six Months Ended
                                                            ---------------------------------     ----------------------------
      (Dollars in thousands)                                    April 28,          April 30,        April 28,       April 30,
                                                                  2000               1999             2000           1999
                                                            -------------        ------------     ------------    ------------

      Net earnings..........................................$      26,920        $     24,090     $     27,833    $     24,886
      Other comprehensive (loss) income.....................       (1,824)                563           (1,851)            403
                                                            -------------        ------------     ------------    ------------
      Comprehensive income..................................$      25,096        $     24,653     $     25,982    $     25,289
                                                            =============        ============     ============    ============

NET EARNINGS PER SHARE

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

                                                                     Three Months Ended                    Six Months Ended
                                                               -------------------------------       ---------------------------
BASIC                                                            April 28,         April 30,           April 28,      April 30,
(Shares in thousands)                                              2000               1999               2000           1999
                                                               ------------      -------------       ------------   ------------
Weighted average number of shares of common
       stock outstanding....................................         12,734             12,922             12,701         12,775
Assumed issuance of contingent shares ......................              -                  -                125            255
                                                               ------------      -------------       ------------   ------------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............         12,734             12,922             12,826         13,030
                                                               ============      =============       ============   ============

DILUTIVE
(Shares in thousands)
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............         12,734             12,922             12,826         13,030
Assumed conversion of stock options.........................            224                241                255            211
                                                               ------------      -------------       ------------   ------------
Weighted average number of shares of common stock,
       assumed issuance of contingent shares, and
       assumed conversion of stock options..................         12,958             13,163             13,081         13,241
                                                               ============      =============       ============   ============

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

The following table shows the summarized financial information concerning the company's reportable segments:


(Dollars in thousands)
THREE MONTHS ENDED APRIL 28, 2000:                          Professional         Residential             Other              Total
                                                            ------------         -----------             -----              -----
Net sales......................................................$272,414             $158,387            $10,998           $441,799
Intersegment net sales...........................................25,646                5,635            (31,281)                 -
Earnings (loss) before income taxes..............................42,278               15,445            (15,004)            42,719

THREE MONTHS ENDED APRIL 30, 1999:
Net sales......................................................$268,622             $163,778               $708           $433,108
Intersegment net sales............................................8,824                1,374            (10,198)                 -
Earnings (loss) before income taxes..............................49,088               11,835            (21,464)            39,459


(Dollars in thousands)
SIX MONTHS ENDED APRIL 28, 2000:                            Professional         Residential             Other              Total
                                                            ------------         -----------             -----              -----
Net sales......................................................$458,305             $255,206             $8,527           $722,038
Intersegment net sales...........................................38,154                9,285            (47,439)                 -
Earnings (loss) before income taxes..............................60,337               21,360            (37,517)            44,180
Total assets....................................................508,021              182,318            325,692          1,016,031

SIX MONTHS ENDED APRIL 30, 1999:
Net sales......................................................$425,407             $257,416             $1,046           $683,869
Intersegment net sales...........................................14,154                1,936            (16,090)                 -
Earnings (loss) before income taxes..............................63,684               16,391            (39,278)            40,797
Total assets....................................................440,341              187,704            303,179            931,224

The following table presents the details of the other segment earnings (loss) before income taxes:

                                                                      Three Months Ended                    Six Months Ended
                                                              ---------------------------------      -----------------------------
(Dollars in thousands)                                          April 28,            April 30,         April 28,        April 30,
                                                                  2000                 1999              2000             1999
                                                              ------------        -------------      ------------     ------------
Corporate expenses..............................................$(15,561)            $(17,635)         $(33,183)         $(33,252)
Finance charge revenue.............................................1,420                1,056             2,737             2,120
Elimination of corporate financing expense.........................5,181                5,307             8,400             7,876
Interest expense, net.............................................(7,652)              (6,697)          (13,409)          (11,727)
Other..............................................................1,608               (3,495)           (2,062)           (4,295)
                                                                   -----               ------            ------            ------
Total...........................................................$(15,004)            $(21,464)         $(37,517)         $(39,278)
                                                                ========             ========          ========          ========

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the company in the first quarter of fiscal year 2001. Toro is currently evaluating the impact of SAB 101 on its financial condition and results of operations.

During fiscal 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The new standard will be effective for the company in the first quarter of fiscal year 2001. The company is in the process of evaluating the impact of SFAS 133 on its financial condition and results of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the company's websites or otherwise, in the future by or on behalf of the company.

Statements that are not historical are forward-looking. When used by or on behalf of the company, the words "expect," "anticipate," "estimate," "believe," "intend," and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include inflationary pressures and rising interest rates that could slow the economic growth that has been important to the growth of the company's professional businesses, including golf, agricultural irrigation, and landscape contractor markets; increasing oil prices that raise the cost of resin; a slow down in new golf course construction; a decline in the growth rate in number of new golfers, which affects new golf course construction; higher average short-term debt costs for anticipated higher working capital needs; whether the announced 5 by Five profit improvement program will be successful; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; success of a distribution initiative designed to develop a distribution model; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; changing buying patterns affecting the company's residential segment, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware stores, home centers, and mass retailers; potential impact of the Internet and e-commerce on the company's business; changes in distributor ownership; loss of, or a significant reduction in, sales through a significant distribution channel, particularly as the company's residential segment becomes more dependent on home center sales; the company's expansion into selected home center markets and effects on other product lines; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices; the company's ability to cost-effectively open new and expand existing manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; socio-economic conditions in certain international markets; the degree of success from restructuring actions undertaken at the Australian subsidiary; the continuing relative strength of the dollar against the euro, which increases the cost of the company's products in foreign markets and impairs its ability to increase prices; the decline of the U.S dollar against the Japanese yen, which increases costs of certain inventory components that in turn could negatively affect gross margins; competitive implications and price transparencies related to the euro conversion; whether the 1998 profit improvement plan will continue to be successful in reducing costs and improving margins and use of assets; the ability to retain and hire quality employees; and the impact of new accounting standards.

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

RESULTS OF OPERATIONS

Toro's results for the second quarter of fiscal 2000 were positive with a strong profitability increase on overall modest sales growth. Fiscal 2000 second quarter net sales increased 2.0 percent to $441.8 million from $433.1 million for the second quarter of fiscal 1999. Net earnings increased 11.7 percent to $26.9 million from $24.1 million for the same quarter in fiscal 1999, and dilutive earnings per share for the quarter rose 13.7 percent to $2.08 from $1.83 in fiscal 1999 second quarter. Worldwide sales for the professional segment rose 1.4 percent compared to last year's second quarter with significant increases in the landscape contractor market somewhat offset by declines in the golf market, mainly because of lower irrigation system sales. Worldwide sales for the residential segment fell 3.3 percent compared to last year's second quarter due to the divestiture and discontinuance of non-performing product lines and lower sales of walk power mowers and riding products, offset slightly by higher sales of electric trimmers and blowers and do-it-yourself irrigation products. The other segment net sales increased substantially mainly due to sales contributed by three additional Toro-owned distributorships acquired in the second half of calendar 1999. The profitability growth was led by improved gross margins in the residential segment as well as additional profitability from the newly acquired company-owned distributors, which was slightly offset by lower profitability from the professional segment due to lower gross margins, unfavorable currency fluctuations, and a reserve related to an investment in a technology company.

Year-to-date net sales were $722.0 million compared to $683.9 million last year, an increase of 5.6 percent. Net earnings were $27.8 million compared to $24.9 million last year, an increase of 11.8 percent, and dilutive earnings per share for the year were $2.13 compared to $1.88 last year. Worldwide sales for the professional segment grew 7.7 percent over last year led by significant increases in sales to the landscape contractor market and higher sales of residential/commercial irrigation systems, somewhat offset by declines in sales to the golf irrigation and agricultural irrigation markets. Worldwide sales for the residential segment were down slightly by 0.9 percent. Snowthrowers, electric trimmers and blowers, and do-it-yourself irrigation product sales were up, however, sales of walk power mowers and riding products were down. The elimination of sales from non-performing product lines due to the divestiture and discontinuance also contributed to the decrease. Sales for the residential segment would have been up 4.0 percent without the elimination of these non-performing product lines. The other segment net sales increased substantially mainly due to the acquisition of three distributorships in the second half of calendar 1999. The profitability improvement for the first half of fiscal 2000 was due to the same reasons noted above in the quarter comparison.

Toro recently announced a new profit improvement program called "5 by Five." The goal of this program is to achieve an after tax return on sales of 5 percent by the year 2003. The major initiatives to achieve this goal include: revising and transforming how Toro manufactures, purchases, distributes, markets, and services products; improving lower performing product lines or discontinuing them; and reviewing the company's expense structure to eliminate low-value activities.

The following table summarizes net sales by segment:


                                                                                      THREE MONTHS ENDED
(Dollars in thousands)                                     April 28,          April 30,
                                                              2000               1999             $ CHANGE           % CHANGE
                                                          ----------        -------------       --------------     --------------
Professional...........................................$     272,414        $     268,622       $        3,792            1.4%
Residential............................................      158,387              163,778               (5,391)          (3.3)
Other..................................................       10,998                  708               10,290         1453.4
                                                       -------------        -------------       --------------
    Total *............................................$     441,799        $     433,108       $        8,691            2.0%
                                                       =============        =============       ==============

* Includes international sales of......................$      87,952        $      86,340       $        1,612            1.9%

                                                                                       SIX MONTHS ENDED
(Dollars in thousands)                                     April 28,          April 30,
                                                              2000               1999             $ CHANGE           % CHANGE
                                                          ----------        -------------       --------------     --------------
Professional...........................................$     458,305        $     425,407      $        32,898            7.7%
Residential............................................      255,206              257,416               (2,210)          (0.9)
Other..................................................        8,527                1,046                7,481          715.2
                                                       -------------        -------------       --------------

    Total *............................................$     722,038        $     683,869       $       38,169            5.6%
                                                       =============        =============       ==============

* Includes international sales of......................$     155,887        $     144,979       $       10,908            7.5%

PROFESSIONAL SEGMENT NET SALES

Net sales for the worldwide professional segment in the second quarter of fiscal 2000 were $272.4 million compared to $268.6 million in the second quarter of fiscal 1999, an increase of 1.4 percent. The landscape contractor market continues to show significant growth, with good volume increases for both Toro and Exmark brand zero-turning-radius mowers and the Sitework Systems product line. Domestic sales of golf and grounds maintenance equipment were down slightly due to field inventory management. International sales of golf and grounds maintenance equipment were also down for the quarter due to distributors purchasing product earlier in the fiscal year as compared to last year. The Toro brand of residential/commercial irrigation systems posted a strong sales increase due to better product availability this quarter compared to last year and higher sales in Asia and Australia due to economic improvement in those regions. However, sales for the Irritrol brand of residential/commercial irrigation systems were down because strong sales in the first quarter of fiscal 2000 negatively affected restocking orders in the second quarter. Domestic golf irrigation systems sales were down due to comparatively high sales level in the first half of last fiscal year. Domestic dripline agricultural irrigation sales were also down due to continued aggressive pricing pressures from competitors, which were offset by higher international sales due mainly to the continued success of the company's Italian manufacturing operations.

Net sales for the worldwide professional segment in the first half of fiscal 2000 were $458.3 million compared to $425.4 million last year, an increase of
7.7 percent. Domestic sales in the landscape contractor market led this increase for both Toro and Exmark brand zero-turning-radius mowers and the Sitework Systems product line. Domestic golf and grounds maintenance markets also performed well during the first half of fiscal 2000 with increases in equipment and parts sales due to the ongoing positive reception of products introduced over the last two years as well as continued strong retail demand. International sales to the golf and grounds maintenance markets were also up, mainly in Europe, due to strong retail demand and distributors purchasing product earlier in the fiscal year compared to last year. The dual brands of Toro and Irritrol residential/commercial irrigation systems posted very strong sales increases due to better product availability this year compared to last fiscal year. Offsetting those increases were weak sales of dripline agricultural irrigation products because of aggressive pricing pressures from competition. Domestic golf irrigation system sales were also down due to the same reasons mentioned in the quarter comparison.

RESIDENTIAL SEGMENT NET SALES

Net sales for the worldwide residential segment in the second quarter of fiscal 2000 were $158.4 million compared to $163.8 million in the second quarter of fiscal 1999, a decrease of 3.3 percent. The elimination of sales due to the divestiture and discontinuance of the non-performing outdoor lighting and gas handheld product lines led this decline. Riding product sales were also down due to cold spring weather in key markets and continued strong competition. On a positive note, riding products manufactured for a third party were up due to low field inventory levels entering the fiscal year, and international riding product sales were up due to strong demand in Europe and Canada. Walk power mower sales were also down due to the cold spring weather and reduced placement in certain home center regions. Offsetting those negative developments were increased domestic sales of electric trimmers and blowers due to expanded outlets and placement at mass retailers. Domestic do-it-yourself irrigation sales also increased over the prior year's second quarter due to the overall growth of that market, expanded outlets and placement at home centers, and introduction of new products. Sales were also up for do-it-yourself irrigation products in Australia due to a comparatively poor sales level in the prior year due to wet weather.

Year-to-date net sales for the worldwide residential segment in fiscal 2000 were $255.2 million compared to $257.4 million last year, a slight decline of 0.9 percent. Sales would have been up 4.0 percent after factoring out sales from the non-performing product lines discussed previously. Riding product sales were down for the first half of fiscal 2000, however, riding products manufactured for a third party and international riding product sales were up due to the same contributing factors discussed in the above quarter comparison. Walk power mower sales were also down due to the same reasons in the quarter comparison plus last year sales levels were comparatively high for initial stocking orders from home center outlets, a new distribution channel in fiscal 1999 for the Toro brand of walk power mowers. Offsetting those negative variances were increased domestic sales of electric trimmers and blowers and do-it-yourself irrigation sales due to the same reasons mentioned in the quarter comparison. In addition, snowthrower product sales also increased due to historically low field inventory levels entering the 1999-2000 winter season and a shift in shipments from the fourth quarter of fiscal 1999 to the first quarter of fiscal 2000.

OTHER SEGMENT NET SALES

The other segment net sales in the second quarter of fiscal 2000 were $11.0 million compared to $0.7 million in the second quarter of fiscal 1999. Net sales in this segment include sales from Toro's wholly owned distribution companies less sales from the professional and residential segments to those distribution companies. The significant sales increase was due to additional sales contributed by three distribution companies acquired in the second half of calendar 1999, raising the total to four Toro-owned distribution companies in fiscal 2000 compared to only one during the first half of fiscal 1999.

Year-to-date net sales for the other segment in fiscal 2000 were $8.5 million compared to $1.0 million last year, an increase of $7.5 million. This increase is due to the same factors mentioned in the quarter comparison.

GROSS PROFIT

Second quarter gross profit was $161.9 million compared to $152.9 million last year, an increase of 6.0 percent. As a percentage of net sales, gross profit for the second quarter was 36.7 percent compared to 35.3 percent last year. The improvement in gross margin resulted from increased sales of higher margin products in the residential segment, cost reductions for certain residential segment products, and additional gross profit contribution from the distribution companies. In addition, second quarter of fiscal 1999 reflected the elimination of gross profit previously recorded with respect to sales of Toro products to a Minnesota-based distributor, which was acquired in fiscal 1999. Partially offsetting those positive factors were lower margins for agricultural irrigation products due to price increases for raw materials and aggressive pricing pressures from competition.

Year-to-date gross profit was $261.9 million compared to $240.8 million last year, an increase of 8.8 percent. As a percentage of net sales, year-to-date gross profit was 36.3 percent compared to 35.2 percent last year. The increase in gross margin was due to the same contributing factors as in the quarter comparison.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Second quarter selling, general, and administrative expense (SG&A) was $108.7 million compared to $106.8 million last year, an increase of 1.8 percent. However, as a percentage of net sales, SG&A decreased slightly to 24.6 percent from 24.7 percent for the same quarter in fiscal 1999. The dollar increase was due to the acquisition of three distribution companies that added $4.6 million of incremental SG&A expense. Without the addition of these three distribution companies, SG&A expense would have decreased $2.7 million and 0.8 percent as a percentage of net sales due to lower marketing expense for the residential segment and reduced incentive compensation costs compared to higher levels of benefits accrued under the prior year's benefit plans.

Year-to-date SG&A expense was $202.7 million compared to $189.1 million last year, an increase of 7.2 percent. As a percentage of net sales, SG&A increased slightly to 28.1 percent from 27.7 percent last year. The acquisition of three distribution companies added $7.6 million of incremental SG&A expense. Without the addition of these three distribution companies, SG&A expense would have increased $6.0 million, but decreased 1.0 percent as a percentage of net sales. The dollar increase was due to higher levels of spending for Internet-based projects and distribution changes, slightly offset by lower levels of incentive compensation costs.

INTEREST EXPENSE

Second quarter interest expense was $7.7 million compared to $6.7 million last year, an increase of 14.3 percent. This increase was due to higher average short-term debt related to higher levels of working capital as well as increased interest rates compared to the same prior year period.

Year-to-date interest expense was $13.4 million compared to $11.7 million last year, an increase of 14.3 percent. This increase in interest expense for the year was due to the same contributing factors as in the quarter comparison. Management expects this trend to continue through fiscal 2000 as interest rates are likely to continue to rise and average short-term debt is planned to be higher than in fiscal 1999 due to anticipated higher inventory levels resulting from capacity constraints and property, plant, and equipment additions planned for fiscal 2000.

OTHER INCOME (EXPENSE), NET

Second quarter other expense, net, was $2.9 million compared to other income, net, of $0.1 million last year, an unfavorable variance of $3.0 million. This unfavorable variance was due to higher amounts of exchange rate currency losses and a valuation expense related to an investment in a technology company, somewhat offset by increased levels of finance charge revenue.

Year-to-date other expense, net, was $1.6 million compared to other income, net, of $0.9 million last year, an unfavorable variance of $2.5 million. This unfavorable variance for the year was due to the same contributing factors as in the quarter comparison.

OPERATING EARNINGS (LOSS) BY SEGMENT

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income (expense), net for the residential and professional segments. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income (expense), net, and interest expense.

PROFESSIONAL SEGMENT OPERATING EARNINGS

Operating earnings for the worldwide professional segment in the second quarter of fiscal 2000 were $42.3 million compared to $49.1 million in the second quarter of fiscal 1999, a decrease of 13.9 percent. As a percentage of net sales, professional segment operating margins decreased to 15.5 percent from
18.3 percent for the same quarter in fiscal 1999. Gross margin as a percent of sales fell 1.7 percent mainly due to increased costs for resin that have not been recaptured with price increases for irrigation and agricultural irrigation products. The decline in operating profit was also due to increased levels of exchange rate currency losses, lower sales of golf irrigation systems, and a valuation charge for an investment in a technology company.

Year-to-date operating earnings for the worldwide professional segment in fiscal 2000 were $60.3 million compared to $63.7 million last year, a decrease of 5.3 percent. As a percentage of net sales, professional segment operating margins decreased to 13.2 percent from 15.0 percent last year. The reasons for the decrease are the same as in the quarter comparison. On a positive note, SG&A expense as a percent of sales was slightly lower by 0.1 percent due to leveraging SG&A costs on higher sales volumes.

RESIDENTIAL SEGMENT OPERATING EARNINGS

Operating earnings for the worldwide residential segment in the second quarter of fiscal 2000 were $15.4 million compared to $11.8 million in the second quarter of fiscal 1999, an increase of 30.5 percent. As a percentage of net sales, residential segment operating margins increased to 9.8 percent from 7.2 percent for the same quarter in fiscal 1999. Gross margin rose 2.4 percent as a percentage of net sales due to increased sales of higher margin products, reduced costs for certain products, and the elimination of non-performing product lines. Also contributing to the increase in operating profits was a 0.2 percent decline in SG&A expense as a percentage of net sales. The Australian operations are beginning to show signs of improvement related to profit improvement programs implemented at the end of fiscal 1999.

Year-to-date operating earnings for the worldwide residential segment in fiscal 2000 were $21.4 million compared to $16.4 million last year, an increase of 30.3 percent. As a percentage of net sales, residential segment operating margins increased to 8.4 percent from 6.4 percent last year. Gross margin increased as a percentage of net sales by 2.0 due to the same reasons discussed in the above quarter comparison. SG&A expense as a percentage of net sales was even to the prior comparable period.

OTHER SEGMENT OPERATING LOSSES

Operating losses for the other segment in the second quarter of fiscal 2000 were $15.0 million compared to losses of $21.5 million in the second quarter of fiscal 1999, an improvement of 30.1 percent. This improvement resulted from the addition of profits from the company-owned distributors, of which three were acquired during the second half of calendar 1999, and lower incentive compensation costs. The prior year also included the elimination of gross profit previously recorded with respect to sales of Toro products to a Minnesota-based distributor, which was acquired in fiscal 1999. Slightly offsetting these positive factors were higher interest costs and increased spending for Internet-based projects.

Year-to-date operating losses for the other segment in fiscal 2000 were $37.5 million compared to losses of $39.3 million in fiscal 1999, an improvement of
4.5 percent. This improvement was due to the same contributing factors mentioned in the above quarter comparison.

PROVISION FOR INCOME TAXES

The effective tax rate for fiscal 2000 was 37.0 percent compared to 39.0 percent for fiscal 1999. The decrease was due to benefits from foreign tax strategies and tax minimization projects implemented in fiscal 1999.

FINANCIAL POSITION AS OF APRIL 28, 2000

     APRIL 28, 2000 COMPARED TO APRIL 30, 1999

Total assets at April 28, 2000 were $1,016.0 million compared to $931.2 million on April 30, 1999, an increase of $84.8 million. Net accounts receivable increased by $17.2 million, mainly for international receivables, due to higher sales levels and lengthened payment terms as compared to last year. Inventory also increased $56.2 million across most product lines. The three newly acquired distribution companies added $14.7 million of net incremental inventory. Finished goods inventory was higher due to prebuilding of inventory to counter anticipated capacity limitations at certain manufacturing facilities during the peak-selling season. Service parts inventory also increased because of efforts to improve fill rates as compared to last year. Net property, plant, and equipment assets increased $6.1 million due to higher amounts of capital additions in comparison to depreciation expense.

Total current liabilities at April 28, 2000 were $507.2 million compared to $440.4 million at April 30, 1999, an increase of $66.8 million. Short-term debt increased by $51.6 million as a result of higher receivables and inventory levels discussed above. Accounts payable increased by $8.2 million due to higher levels of inventory resulting from increased plant utilization. Other accrued liabilities also increased by $7.2 million due mainly to higher levels of warranty accruals.

     APRIL 28, 2000 COMPARED TO OCTOBER 31, 1999

Total assets at April 28, 2000 were $1,016.0 million compared to $787.2 million at October 31, 1999, an increase of $228.8 million. Net accounts receivable increased $188.3 million from October 31, 1999 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Inventory increased by $37.5 million due to the normal seasonal buildup of inventory, plus prebuilding of inventory parts and certain products for the professional segment meant to overcome manufacturing capacity constraints that would otherwise occur if manufacturing were scheduled for traditional periods. Net property, plant, and equipment increased $4.0 million due to higher amounts of capital additions in comparison to depreciation expense. Goodwill and other assets increased $7.3 million mainly as a result of the final Exmark contingent payment.

Total current liabilities at April 28, 2000 were $507.2 million compared to $305.8 million at October 31, 1999, an increase of $201.4 million. The majority of this increase was the result of additional short-term debt of $179.0 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs. These requirements are historically greatest in the winter and spring months. Other accrued liabilities increased $21.9 million primarily as a result of higher warranty accruals and accruals for various seasonal sales and marketing programs, which are at their peak during the spring selling season.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first six months of fiscal 2000 was $36.5 million higher than the first six months in fiscal 1999 primarily due to a higher change in working capital as compared to the prior period. Cash used in investing activities increased $1.4 million due to more purchases of property, plant, and equipment during the first half of fiscal 2000 compared to the prior year, slightly offset by last year's investment in an affiliate. Cash provided by financing activities increased by $25.8 million due to higher levels of short-term debt during the first half of fiscal 2000 compared to the first half of fiscal 1999. The cash used in operating and investing activities was partially funded with the cash on hand at October 31, 1999.

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

Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, acquisitions, and property, plant and equipment additions.

INFLATION

The company is subject to the effects of changing prices. In the first half of fiscal 2000, the company began experiencing some signs of inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts.

EURO CURRENCY

Beginning in January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the euro is being introduced in participating countries. Initially, this new currency is being used for financial transactions and it will progressively replace the old national currencies that will be withdrawn by July 2002. The transition to the euro currency will involve changing budgetary, accounting, contractual, and fiscal systems in companies and public administrations, as well as simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the conversion to the euro currency will have on the marketplace. One anticipated effect will be more transparent price differences on goods in European countries.

One of the issues for the company is the competitive impact on Toro distributor sales and Toro direct sales, and financial support given to distributors in the countries in the European Union (EU). The company recently discussed a potential euro list price strategy with a majority of its European distribution affected by this change. Current concerns include currency swings and instability in the rate of exchange between the euro and the US dollar. The company is also researching how other companies are planning to incorporate euros into their international business operations. Beginning in December 1999, Toro implemented euro-hedging plans that consolidate the net cash flow from its European subsidiaries.

The company continued its program to evaluate whether its computer systems and programs will experience operational problems when the euro is fully implemented. The company's European subsidiaries' have completed initial testing of their financial systems and no problems concerning their ability to function using the euro were discovered. These subsidiaries began disclosing the euro value on each customer's invoice in January 1999, and have continued that practice in fiscal 2000. The company is also reviewing other operating business systems for its European subsidiaries, and therefore, the plan to begin parallel reporting with the current functional currency of the European subsidiary and euros in fiscal 2000 has been extended to late fiscal 2001.

Based on evaluation to date, management currently believes that while the company will incur internal and external costs to adjust to the euro, such costs are not expected to have a significant impact on operations, cash flows, or the financial condition of the company and its subsidiaries taken as a whole in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY
The following forward exchange contracts held by the company have maturity dates in fiscal year 2000 and 2001. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at April 28, 2000 were as follows:

----------------------------------------------- ---------------- ----------------- ----------------
                                                    AVERAGE                          FAIR VALUE
                                                  CONTRACTED         NOTIONAL          IMPACT
DOLLARS IN THOUSANDS                                 RATE             AMOUNT         GAIN (LOSS)
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Australian dollar                      .6508  $       5,696.1   $        540.5
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell British pound                         1.5910          2,529.6             21.0
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Canadian dollar                       1.4663          8,405.7             (1.2)
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Euro                                  1.0172          2,110.6            184.4
----------------------------------------------- ---------------- ----------------- ----------------
Buy US dollar/Sell Japanese yen                        104.6100            955.9              3.1
----------------------------------------------- ---------------- ----------------- ----------------
Buy Australian dollar/Sell US dollar                      .5941          1,710.9            (18.8)
----------------------------------------------- ---------------- ----------------- ----------------
Buy Euro/Sell US dollar                                   .9236          2,124.3              1.8
----------------------------------------------- ---------------- ----------------- ----------------
Buy German mark/Sell US dollar                           1.8349            490.5            (64.4)
----------------------------------------------- ---------------- ----------------- ----------------
Buy Japanese yen/Sell US dollar                        112.2200          3,208.1            208.8
----------------------------------------------- ---------------- ----------------- ----------------

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on March 29, 2000.

(b)      The results of the stockholder votes were as follows:

                                                                                                                         BROKER
                                                                      FOR              AGAINST          ABSTAIN         NON-VOTES
                                                                    ----------        ----------      -----------     --------------
             1.  Election of Directors
                  Janet K. Cooper                                   10,162,347           778,878               0                0
                  Kendrick B. Melrose                               10,002,792           938,433               0                0
                  Gregg W. Steinhafel                               10,160,515           780,710               0                0
                  Edwin H. Wingate                                   9,992,776           948,449               0                0
             2.  Approval of Amendment of Annual
                  Management Incentive Plan II.                     10,026,842           809,454         104,929                0
             3.  Approval of Amendment of Performance
                  Share Plan.                                        9,763,073         1,075,332         102,820                0
             4.  Approval of Amendment of Directors Stock
                  Plan.                                              9,372,044         1,470,865          98,316                0
             5.  Approval of Adoption of 2000 Stock Option
                  Plan.                                              7,744,862         2,338,217          88,875          769,271
             4.  Approval of Selection of Independent
                  Auditors for Fiscal 2000.                         10,643,631           178,423         119,171                0

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

 3(ii)and 4(d)    Bylaws of Registrant (incorporated by reference to
                  Exhibit 3(ii) and 4(d) to Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended April 30, 1999).

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

10(c) The Toro Company Annual Management Incentive Plan II for officers of Registrant, as amended.*

10(d) The Toro Company 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993).*

10(e) The Toro Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(f) The Toro Company 1993 Stock Option Plan (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(g)               The Toro Company 2000 Stock Option Plan.*

10(h)               The Toro Company Performance Share Plan, as amended.*

10(i) The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30,
                    1999).*

10(j) The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(k) Chief Executive Officer Incentive Award Agreement, as amended.*

10(l) The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1999).*

10(m)               The Toro Company Deferred Compensation Plan for
                    Non-Employee Directors (incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 29, 1999).*

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q pursuant to Item 14(c).

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


Date:  June 12, 2000