Form 10-Q
period 2000-07-28
TORO CO
filed 2000-09-11
CIK 737758

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

   For the Quarterly Period Ended July 28, 2000 Commission File Number 1-8649




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


         Yes      X                               No
              --------                               --------

The number of shares of Common Stock outstanding as of September 1, 2000 was 12,711,852.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q





                                                                                                                      Page Number
                                                                                                                      -----------


PART I.           FINANCIAL INFORMATION:

ITEM 1.             Condensed Consolidated Statements of Earnings (Unaudited) -
                        Three and Nine Months Ended July 28, 2000 and July 30, 1999.......................................3

                    Condensed Consolidated Balance Sheets (Unaudited) -
                        July 28, 2000, July 30, 1999 and October 31, 1999.................................................4

                    Condensed Consolidated Statements of Cash Flows (Unaudited) -
                        Nine Months Ended July 28, 2000 and July 30, 1999.................................................5

                    Notes to Condensed Consolidated Financial Statements (Unaudited).....................................6-9

ITEM 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................................10-19


PART II.          OTHER INFORMATION:

ITEM 6.             Exhibits and Reports on Form 8-K....................................................................20-21

                    Signatures...........................................................................................22



                                        2

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                                        Three Months Ended               Nine Months Ended
                                                                        ------------------               -----------------
                                                                     July 28,         July 30,         July 28,          July 30,
                                                                       2000             1999             2000              1999
                                                                   -----------      -----------       -----------       -----------

Net sales ..................................................      $   345,166       $   325,317       $ 1,067,204       $ 1,009,186

Cost of sales ..............................................          211,879           199,478           672,029           642,549
                                                                  -----------       -----------       -----------       -----------
       Gross profit ........................................          133,287           125,839           395,175           366,637
Selling, general, and administrative expense ...............          101,867           103,140           304,585           292,276
Restructuring and other unusual expense ....................             --                 722              --                 722
                                                                  -----------       -----------       -----------       -----------
       Earnings from operations ............................           31,420            21,977            90,590            73,639
Interest expense ...........................................           (7,651)           (6,790)          (21,060)          (18,517)
Other income, net ..........................................            2,329             1,736               748             2,599
                                                                  -----------       -----------       -----------       -----------
       Earnings before income taxes ........................           26,098            16,923            70,278            57,721
Provision for income taxes .................................            9,656             6,600            26,003            22,511
                                                                  -----------       -----------       -----------       -----------
       Net earnings ........................................      $    16,442       $    10,323       $    44,275       $    35,210
                                                                  ===========       ===========       ===========       ===========


Basic net earnings per share of common stock ...............      $      1.29       $       .80       $      3.46       $      2.72
                                                                  ===========       ===========       ===========       ===========

Dilutive net earnings per share of common stock ............      $      1.26       $       .78       $      3.39       $      2.66
                                                                  ===========       ===========       ===========       ===========


Weighted average number of shares of common stock
       outstanding - Basic .................................           12,745            12,825            12,799            12,961


Weighted average number of shares of common stock
       outstanding - Dilutive ..............................           13,071            13,244            13,079            13,235





See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                     July 28,            July 30,        October 31,
                                                                                       2000                1999             1999
                                                                                     --------            --------        -----------

ASSETS
Cash and cash equivalents ....................................................        $      65         $   1,915         $  11,960
Receivables, net .............................................................          368,134           339,748           268,344
Inventories, net .............................................................          213,461           194,225           204,430
Prepaid expenses and other current assets ....................................           10,905             8,352             6,116
Deferred income taxes ........................................................           40,638            39,154            40,892
                                                                                      ---------         ---------         ---------
        Total current assets .................................................          633,203           583,394           531,742
                                                                                      ---------         ---------         ---------

Property, plant, and equipment ...............................................          372,639           345,430           353,808
        Less accumulated depreciation ........................................          244,457           222,631           229,636
                                                                                      ---------         ---------         ---------
                                                                                        128,182           122,799           124,172

Deferred income taxes ........................................................            8,876             3,786             8,876
Goodwill and other assets, net ...............................................          127,736           128,230           122,388
                                                                                      ---------         ---------         ---------
        Total assets .........................................................        $ 897,997         $ 838,209         $ 787,178
                                                                                      =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt ............................................        $     485         $     644         $     637
Short-term debt ..............................................................          121,775           115,356            56,461
Accounts payable .............................................................           43,544            39,119            65,543
Other accrued liabilities ....................................................          205,430           196,153           183,164
                                                                                      ---------         ---------         ---------
        Total current liabilities ............................................          371,234           351,272           305,805
                                                                                      ---------         ---------         ---------
Long-term debt, less current portion .........................................          195,198           195,617           195,600
Other long-term liabilities ..................................................            6,919             6,325             6,110

Stockholders' equity:
  Stock, par value $1.00, authorized 35,000,000 shares;
     issued and outstanding 12,721,596 shares at July 28,
     2000 (net of 786,459 treasury shares), 12,657,994
     shares at July 30, 1999 (net of 640,441 treasury shares),
     and 12,569,309 shares at October 31, 1999 (net of
     938,746 treasury shares) ................................................           12,721            12,658            12,569
Additional paid-in capital ...................................................           52,044            48,883            45,343
Retained earnings ............................................................          269,231           231,200           229,532
Accumulated comprehensive loss ...............................................           (9,350)           (7,746)           (7,781)
                                                                                      ---------         ---------         ---------
        Total stockholders' equity ...........................................          324,646           284,995           279,663
                                                                                      ---------         ---------         ---------
        Total liabilities and stockholders' equity ...........................        $ 897,997         $ 838,209         $ 787,178
                                                                                      =========         =========         =========



See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                           Nine Months Ended
                                                                                                   ---------------------------------
                                                                                                        July 28,            July 30,
                                                                                                          2000                1999
                                                                                                      ------------        ----------


Cash flows from operating activities:
Net earnings ...................................................................................        $  44,275         $  35,210
   Adjustments to reconcile net earnings to net cash used in operating activities:
   Provision for depreciation and amortization .................................................           28,199            26,897
   (Gain) loss on disposal of property, plant, and equipment ...................................              (86)              264
   Deferred income taxes .......................................................................              254               282
   Tax benefits related to employee stock option transactions ..................................              854               393
   Changes in operating assets and liabilities:
        Receivables, net .......................................................................         (107,281)          (95,299)
        Inventories, net .......................................................................           (1,869)           (4,060)
        Prepaid expenses and other current assets ..............................................           (4,778)            5,886
        Accounts payable and accrued expenses ..................................................            4,945             8,520
                                                                                                        ---------         ---------
           Net cash used in operating activities ...............................................          (35,487)          (21,907)
                                                                                                        ---------         ---------
Cash flows from investing activities:
   Purchases of property, plant, and equipment .................................................          (26,143)          (18,551)
   Proceeds from asset disposals ...............................................................            1,480               256
   Decrease (increase) in investment in affiliates .............................................              412            (4,901)
   Increase in other assets ....................................................................           (2,381)           (2,207)
   Acquisition, net of cash acquired ...........................................................             --              (2,748)
                                                                                                        ---------         ---------
            Net cash used in investing activities ..............................................          (26,632)          (28,151)
                                                                                                        ---------         ---------
Cash flows from financing activities:
   Increase in short-term debt .................................................................           63,512            79,736
   Repayments of long-term debt ................................................................             (657)           (1,554)
   Increase in other long-term liabilities .....................................................              744               763
   Proceeds from exercise of stock options .....................................................            3,629             3,326
   Purchases of common stock ...................................................................          (10,859)          (24,549)
   Dividends on common stock ...................................................................           (4,576)           (4,619)
                                                                                                        ---------         ---------
            Net cash provided by financing activities ..........................................           51,793            53,103
                                                                                                        ---------         ---------
Foreign currency translation adjustment ........................................................           (1,569)           (1,220)
                                                                                                        ---------         ---------
Net (decrease) increase in cash and cash equivalents ...........................................          (11,895)            1,825
Cash and cash equivalents at beginning of period ...............................................           11,960                90
                                                                                                        ---------         ---------
Cash and cash equivalents at end of period .....................................................        $      65         $   1,915
                                                                                                        =========         =========


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 28, 2000



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the nine months ended July 28, 2000 are not indicative of the results that may be expected for the fiscal year ending October 31, 2000. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

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

Inventories were as follows:



      (Dollars in thousands)                                     July 28,             July 30,
                                                                  2000                 1999
                                                                 --------             --------

       Raw materials and work in process....................   $   60,260        $    69,003
       Finished goods.......................................      195,810            171,194
                                                               ----------        -----------
                                                                  256,070            240,197
       Less LIFO and other reserves.........................       42,609             45,972
                                                               ----------        -----------
                Total                                          $  213,461        $   194,225
                                                               ==========        ===========


Restructuring and Other Unusual Expense

At July 28, 2000, the company had $1.5 million of restructuring and other unusual expense remaining in other accrued liabilities. The company has utilized $.8 million of these reserves since October 31, 1999. The company expects the majority of these reserves to be utilized when the closed facilities available for sale are sold.

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

The components of comprehensive income were as follows:



                                                                     Three Months Ended              Nine Months Ended
                                                                -------------------------          --------------------------
      (Dollars in thousands)                                    July 28,          July 30,         July 28,          July  30,
                                                                  2000              1999             2000              1999
                                                                --------         --------          --------          --------
      Net earnings ....................................         $ 16,442         $ 10,323          $ 44,275          $ 35,210
      Other comprehensive income (loss) ...............              282           (1,623)           (1,569)           (1,220)
                                                                --------         --------          --------          --------
      Comprehensive income ............................         $ 16,724         $  8,700          $ 42,706          $ 33,990
                                                                ========         ========          ========          ========

Net Earnings Per Share

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:


                                                                     Three Months Ended              Nine Months Ended
                                                                -------------------------          --------------------------
Basic                                                           July 28,          July 30,         July 28,          July  30,
(Shares in thousands)                                             2000              1999             2000              1999
                                                                --------         --------          --------          --------
Weighted average number of shares of common
       stock outstanding ..............................           12,745           12,825            12,716            12,792
Assumed issuance of contingent shares .................               --               --                83               169
Weighted average number of shares of common stock               --------         --------          --------          --------
       and assumed issuance of contingent shares ......           12,745           12,825            12,799            12,961
                                                                ========         ========          ========          ========
Dilutive
(Shares in thousands)
Weighted average number of shares of common stock
       and assumed issuance of contingent shares ......           12,745          12,825             12,799            12,961
Assumed conversion of stock options ...................              326             419                280               274
Weighted average number of shares of common stock,              --------         -------           --------          --------
       assumed issuance of contingent shares, and
       assumed conversion of stock options ............           13,071          13,244             13,079            13,235
                                                                ========         =======           ========          ========

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

The following table shows the summarized financial information concerning the company's reportable segments:


(Dollars in thousands)
Three months ended July 28, 2000:                          Professional     Residential         Other           Total
                                                           ------------     -----------         -----           -----
Net sales .............................................     $  235,662      $   94,553      $   14,951       $  345,166
Intersegment net sales ................................         23,497           2,927         (26,424)              --
Earnings (loss) before income taxes ...................         36,398           5,400         (15,700)          26,098

Three months ended July 30, 1999:
Net sales ............................................      $  221,129      $   94,738      $    9,450       $  325,317
Intersegment net sales ...............................          23,816           6,560         (30,376)              --
Earnings (loss) before income taxes ..................          38,287          (1,199)        (20,165)          16,923


(Dollars in thousands)
Nine months ended July 28, 2000:                           Professional     Residential         Other           Total
                                                           ------------     -----------         -----           -----
Net sales .............................................     $  693,967      $  349,759      $   23,478       $1,067,204
Intersegment net sales ................................         61,651          12,212         (73,863)              --
Earnings (loss) before income taxes ...................         96,735          26,760         (53,217)          70,278
Total assets ..........................................        473,996         141,100         282,901          897,997

Nine months ended July 30, 1999:
Net sales .............................................     $  646,536      $  352,154      $   10,496       $1,009,186
Intersegment net sales ................................         37,970           8,496         (46,466)              --
Earnings (loss) before income taxes ...................        101,971          15,192         (59,442)          57,721
Total assets ..........................................        441,660         158,314         238,235          838,209


The following table presents the details of the other segment earnings (loss) before income taxes:


                                                               Three Months Ended               Nine Months Ended
                                                            ------------------------        ------------------------
(Dollars in thousands)                                       July 28,        July 30,        July 28,        July 30,
                                                               2000            1999            2000            1999
                                                            --------        --------        --------        --------
Corporate expenses ....................................     $(17,565)       $(19,781)       $(50,748)       $(53,033)
Finance charge revenue ................................        1,184           1,037           3,921           3,157
Elimination of corporate financing expense ............        5,521           5,217          13,921          13,093
Interest expense ......................................       (7,651)         (6,790)        (21,060)        (18,517)
Other .................................................        2,811             152             749          (4,142)
                                                            --------        --------        --------        --------
Total .................................................     $(15,700)       $(20,165)       $(53,217)       $(59,442)
                                                            ========        ========        ========        ========

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the company in the fourth quarter of fiscal year 2001. Toro is currently evaluating the impact of SAB 101 on its financial condition and results of operations.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company at the present include inflationary pressures and rising interest rates that could slow the economic growth that has been important to the growth of the company's professional businesses, including golf, agricultural irrigation, and landscape contractor markets; product quality issues related to the development and production of irrigation products; delays in key new irrigation product introductions; the degree of success related to reorganization and management changes in the irrigation and worldwide agricultural irrigation areas; increasing oil prices that raise the cost of resin; a slow down in new golf course construction; a decline in the growth rate in the number of new golfers, which affects new golf course construction; higher average short-term debt costs for anticipated higher working capital needs; whether the announced 5 by Five profit improvement program will be successful; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; success of a distribution initiative designed to develop a distribution model; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; changing buying patterns affecting the company's residential segment, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware stores, home centers, and mass retailers; potential impact of the Internet and e-commerce on the company's business; changes in distributor ownership; loss of, or a significant reduction in, sales through a significant distribution channel, particularly as the company's residential segment becomes more dependent on home center sales; the company's expansion into selected home center markets and the resulting effects on other product lines; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices; the company's ability to cost-effectively open new and expand existing manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; socio-economic conditions in certain international markets; the degree of success from restructuring actions undertaken at the Australian subsidiary; the continuing relative strength of the dollar against the euro and Australian dollar, which increases the cost of the company's products in certain foreign markets and impairs its ability to increase prices; the decline of the U.S dollar against the Japanese yen, which increases costs of certain inventory components that in turn could negatively affect gross margins; competitive implications and price transparencies related to the euro conversion; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement; and the impact of new accounting standards.

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

The company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the company and its businesses, including factors that have the potential to materially affect the company's financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the company's business.

RESULTS OF OPERATIONS

Toro's results for the third quarter of fiscal 2000 were positive, with a substantial increase in profits on an overall modest sales growth. Fiscal 2000 third quarter net sales increased 6.1 percent to $345.2 million from $325.3 million for the third quarter of fiscal 1999. Net earnings increased 59.3 percent to $16.4 million from $10.3 million after restructuring and other unusual expense for the same quarter in fiscal 1999, and dilutive earnings per share for the quarter rose 61.5 percent to $1.26 from $0.78 after restructuring and other unusual expense in the fiscal 1999 third quarter. Worldwide sales for the professional segment rose 6.6 percent compared to last year's third quarter with significant increases in the landscape contractor market and continued strong demand for golf and grounds maintenance equipment somewhat offset by a decline in golf irrigation system sales. Worldwide sales for the residential segment were slightly down by 0.2 percent compared to last year's third quarter due to the divestiture and discontinuance of non-performing product lines and lower sales of walk power mowers and do-it-yourself irrigation products, offset slightly by higher sales of electric trimmers, riding products and snowthrowers. The other segment net sales increased substantially mainly due to sales contributed by two additional Toro-owned distributorships acquired in the second half of calendar 1999. Overall, international sales did well for the quarter with a 16.9 percent increase due to strong sales in the European and Canadian markets.

The profitability growth for the third quarter of fiscal 2000 was led by improved gross margins and lower selling, general, and administrative costs in the residential segment as well as additional profitability from the newly acquired company-owned distributors, which were slightly offset by lower profitability from the professional segment due to lower gross margins and higher costs related to special warranty reserves for product modifications.

Year-to-date net sales were $1,067.2 million compared to $1,009.2 million last year, an increase of 5.7 percent. Net earnings were $44.3 million compared to $35.2 million after restructuring and other unusual expense last year, an increase of 25.7 percent, and dilutive earnings per share for the year were $3.39 compared to $2.66 last year after restructuring and other unusual expense. Worldwide sales for the professional segment grew 7.3 percent over last year, led by significant increases in sales to the landscape contractor market and higher sales of golf and grounds maintenance equipment, somewhat offset by declines in sales to the golf irrigation and agricultural irrigation markets. Worldwide sales for the residential segment were down slightly by 0.7 percent. Snowthrowers, electric trimmers and blowers, riding products, and do-it-yourself irrigation product sales were up. However, sales of walk power mowers were down. The elimination of sales due to divestiture and discontinuance of non-performing product lines also contributed to the decrease. Sales for the residential segment would have been up 3.9 percent without the elimination of these non-performing product lines. The other segment net sales increased substantially mainly due to the acquisition of two distributorships in the second half of calendar 1999. International sales rose 10.1 percent for the year due to continued growth in the European market and increases in the Australian and Asian regions.

The profitability improvement for the year was due to the same reasons noted above in the quarter comparison.

In May 2000, Toro announced a new profit improvement program called "5 by Five." The goal of this program is to achieve an after tax return on sales of 5 percent by the year 2003. The major initiatives to achieve this goal include: revising and transforming how Toro manufactures, purchases, distributes, markets, and services products; improving low performing product lines or discontinuing them; and reviewing the company's expense structure to eliminate low-value activities.

The following table summarizes net sales by segment:


                                                                                Three Months Ended
                                                                  -------------------------------------------------
(Dollars in thousands)                                             July 28,    July 30,
                                                                    2000         1999        $ Change      % Change
                                                                  ---------    --------      --------      --------
Professional ............................................         $235,662     $221,129      $ 14,533         6.6%
Residential .............................................           94,553       94,738          (185)       (0.2)
Other ...................................................           14,951        9,450         5,501        58.2
                                                                  --------     --------      --------
    Total * .............................................         $345,166     $325,317      $ 19,849         6.1%
                                                                  ========     ========      ========

* Includes international sales of .......................         $ 65,291     $ 55,836      $  9,455        16.9%


                                                                                 Nine Months Ended
                                                                  -------------------------------------------------
(Dollars in thousands)                                            July 28,     July 30,
                                                                    2000         1999        $ Change      % Change
                                                                  ----------   ----------    ----------    --------
Professional ............................................         $  693,967   $  646,536    $   47,431       7.3%
Residential .............................................            349,759      352,154        (2,395)     (0.7)
Other ...................................................             23,478       10,496        12,982     123.7
                                                                  ----------   ----------    ----------
    Total * .............................................         $1,067,204   $1,009,186    $   58,018       5.7%
                                                                  ==========   ==========    ==========

* Includes international sales of .......................         $  221,178   $  200,815    $   20,363      10.1%

Professional Segment Net Sales

Net sales for the worldwide professional segment in the third quarter of fiscal 2000 were $235.7 million compared to $221.1 million in the third quarter of fiscal 1999, an increase of 6.6 percent. The landscape contractor market continues to show significant growth, primarily for good volume increases of both Toro(R) and Exmark(R) brand zero radius turning mowers and the Sitework Systems(TM) product line. Worldwide sales of golf and grounds maintenance equipment were also up, mainly due to the continued growth of the golf market and customer acceptance of new products. The company continues to do well in the new golf market but is shifting its program emphasis to what management believes is a growing market for golf course renovations. Sales would have been slightly higher, however, a flood early in the third quarter at one of the company's distribution facilities destroyed or damaged certain Sitework Systems(TM) and grounds maintenance equipment. Offsetting those increases was a decline in golf irrigation systems and residential/commercial irrigation product sales due mainly to product quality issues related to the development and manufacturing processes. Worldwide agricultural irrigation sales were also down due to continued pricing pressures from competitors. The company has taken aggressive corrective action to address issues in the irrigation and worldwide agricultural irrigation areas, including reorganization and management changes.

Year-to date net sales for the worldwide professional segment were $694.0 million compared to $646.5 million last year, an increase of 7.3 percent. Worldwide sales in the landscape contractor market led this increase for both Toro(R) and Exmark(R) brand zero radius turning mowers and the Sitework Systems(TM) product line. Worldwide golf and grounds maintenance markets also performed well during fiscal 2000 with increases in equipment and parts sales due to the ongoing positive reception of products introduced over the last two years as well as continued strong retail demand. The dual brands of Toro(R) and Irritrol(R) residential/commercial irrigation systems posted sales increases for the year due to better product availability in the first half of fiscal 2000 as compared to last fiscal year. International sales of Toro residential/commercial irrigation products also increased for the year due to an increased focus on the European market. Offsetting those increases were weak sales of agricultural irrigation and golf irrigation products due to the same reasons mentioned in the quarter comparison.

Residential Segment Net Sales

Net sales for the worldwide residential segment in the third quarter of fiscal 2000 were $94.6 million compared to $94.7 million in the third quarter of fiscal 1999, a slight decrease of 0.2 percent. Lower domestic unit shipments were the cause of this decline, while sales to the international markets increased substantially due to delayed introduction of new models, which would have shipped earlier in the fiscal year. Domestic walk power sales were down due to reduced placement in certain home center regions, field inventory management at Toro's distributors and dealers, and the cold, wet spring weather in most key markets. Do-it-yourself irrigation product sales were also down due to water restrictions in the southeast. The elimination of sales due to the divestiture and discontinuance of the non-performing outdoor lighting and gas handheld product lines also contributed to this decline. Somewhat offsetting those decreases were strong early season shipments of snowthrowers due to high demand by Toro dealers who want product on their showcase floors to leverage the increased marketing awareness generated by the introduction of Toro-brand gas snowthrowers into the home center channel. Riding product sales were also up due to customers purchasing product closer to retail demand in efforts to better manage field inventory levels. Riding products manufactured for a third party also increased due to low field inventory levels entering the fiscal year. Sales of electric trimmers continue to be strong due to expanded outlets and placement at mass retailers. International sales were abnormally high due to the delayed introduction of the Toro(R) Personal Pace(R) walk power mower and new riding product models that normally would have shipped earlier in the fiscal year. In addition, stronger than anticipated shipments of snowthrowers also contributed to the sales increase in the international market.

Year-to-date net sales for the worldwide residential segment in fiscal 2000 were $349.8 million compared to $352.2 million last year, a slight decline of 0.7 percent. Sales would have been up 3.9 percent after factoring out sales from the non-performing product lines discussed previously. Walk power mower sales were down for the same reasons in the quarter comparison. Also, last year's sales levels were comparatively high for initial stocking orders from home center outlets, a new distribution channel in fiscal 1999 for the Toro brand of walk power mowers. That decline was offset by increased sales of snowthrower product due to the same factors mentioned in the quarter comparison. In addition, snowthrower sales also increased due to historically low field inventory levels entering the 1999-2000 winter season and a shift in shipments from the fourth quarter of fiscal 1999 to the first quarter of fiscal 2000. Electric trimmer and blower sales were also up for the year due to expanded outlets and placement at mass retailers. Overall, do-it-yourself irrigation product sales increased due to additional placement at home centers, introduction of new products, and the overall growth of this market, somewhat offset by lower sales in the southeast due to water restrictions. International sales were up for the year due to the same contributing factors as mentioned in the above quarter comparison.

Snowthrower sales for the fourth quarter of fiscal 2000 and first quarter of fiscal 2001 are expected to be below the respective prior comparable quarters because of reasons discussed in the quarter comparison and higher field inventory levels at the distributors and dealers this year as compared to last year.

Other Segment Net Sales

The other segment net sales in the third quarter of fiscal 2000 were $15.0 million compared to $9.5 million in the third quarter of fiscal 1999. Net sales in this segment include sales from Toro's wholly owned distribution companies less sales from the professional and residential segments to those distribution companies. The significant sales increase was due to additional sales contributed by two distribution companies acquired in the second half of calendar 1999, raising the total to four Toro-owned distribution companies in fiscal 2000 compared to only two during the comparable period last year.

Year-to-date net sales for the other segment in fiscal 2000 were $23.5 million compared to $10.5 million last year, an increase of $13.0 million. This increase is due to the same factors mentioned in the quarter comparison.

Gross Profit

Third quarter gross profit was $133.3 million compared to $125.8 million last year, an increase of 5.9 percent. As a percentage of net sales, gross profit for the third quarter was 38.6 percent compared to 38.7 percent last year. This slight decline was due to lower gross margins for irrigation and agricultural irrigation products due to price increases for raw materials. Somewhat offsetting this decrease was an improvement in gross margin resulting from increased sales of higher margin products in the residential segment, cost reductions for certain residential segment products, and additional gross profit contribution from the distribution companies. In addition, third quarter of fiscal 1999 reflected the elimination of gross profit previously recorded with respect to sales of Toro products to a Midwestern-based distributor, which was acquired by the company in fiscal 1999.

Year-to-date gross profit was $395.2 million compared to $366.6 million last year, an increase of 7.8 percent. As a percentage of net sales, year-to-date gross profit was 37.0 percent compared to 36.3 percent last year. The increase in gross margin was primarily due to an improvement in the residential segment's margins because of the same factors mentioned in the quarter comparison plus the additional gross profit contribution from the distribution companies. Also, the prior year reflected the elimination of gross profit previously recorded with respect to sales of Toro products to two Midwestern-based distributors, which were acquired in fiscal 1999. Partially offsetting those positive factors were lower margins for irrigation and agricultural irrigation products because of price increases for raw materials and aggressive pricing pressures in the agricultural irrigation market.

Selling, General, and Administrative Expense

Third quarter selling, general, and administrative expense (SG&A) was $101.9 million compared to $103.1 million last year, a decrease of 1.2 percent. As a percentage of net sales, SG&A decreased to 29.5 percent from 31.7 percent for the same quarter in fiscal 1999. The decrease was due to lower administrative costs mainly related to lower levels of information system spending and lower incentive compensation costs compared to higher levels of benefits accrued under the prior year's benefit plans. Somewhat offsetting those decreases was higher expense for warranty due to special warranty reserves for product modifications.

Year-to-date SG&A expense was $304.6 million compared to $292.3 million last year, an increase of 4.2 percent. However, as a percentage of net sales, SG&A decreased slightly to 28.5 percent from 29.0 percent last year. The acquisition of two distribution companies added $7.5 million of incremental SG&A expense. Without the addition of these two distribution companies, SG&A expense would have increased $4.8 million, but decreased 0.8 percent as a percentage of net sales. The dollar increase was due to higher levels of spending for marketing, warranty, engineering, service, Internet-based projects, and distribution changes, slightly offset by lower levels of incentive compensation costs and information systems spending.

Restructuring and Other Unusual Expense

Restructuring and other unusual expense was $0 in the third quarter of fiscal 2000 compared to $0.7 million in the third quarter of fiscal 1999.

Interest Expense

Third quarter interest expense was $7.7 million compared to $6.8 million last year, an increase of 12.7 percent. This increase was due to higher average short-term debt related to higher levels of working capital as well as higher interest rates on short-term debt used to finance operating activities compared to the same prior year period.

Year-to-date interest expense was $21.1 million compared to $18.5 million last year, an increase of 13.7 percent. This increase in interest expense for the year was due to the same contributing factors as in the quarter comparison. Management expects this trend to continue through fiscal 2000 because interest rates are likely to continue to rise and average short-term debt is planned to be higher than in fiscal 1999 due to anticipated higher average inventory levels resulting from manufacturing capacity constraints and property, plant, and equipment additions planned for fiscal 2000.

Other Income, Net

Third quarter other income, net, was $2.3 million compared to $1.7 million last year, an increase of $0.6 million. This favorable variance was due to higher amounts of exchange rate currency gains in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999.

Year-to-date other income, net, was $0.7 million compared to $2.6 million last year, a decrease of $1.9 million. This unfavorable variance for the year was due to higher amounts of exchange rate currency losses for the year and a valuation charge related to an investment in a technology company, somewhat offset by increased levels of finance charge revenue.

In the fourth quarter of fiscal 2000, the company expects to recognize a gain from payment of an insurance claim related to the flood at a distribution facility that destroyed or damaged certain Sitework Systems(TM) and grounds maintenance equipment products in the third quarter of fiscal 2000.

Operating Earnings (Loss) by Segment

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income (expense), net, for the residential and professional segments. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income, net, and interest expense.

Professional Segment Operating Earnings

Operating earnings for the worldwide professional segment in the third quarter of fiscal 2000 were $36.4 million compared to $38.3 million in the third quarter of fiscal 1999, a decrease of 4.9 percent. As a percentage of net sales, professional segment operating margins decreased to 15.4 percent from 17.3 percent for the same quarter in fiscal 1999. Gross margin as a percent of sales fell 2.2 percent mainly due to increased costs for resin that have not been recaptured with price increases due to competitive implications for irrigation and agricultural irrigation products. The decline in operating profit was also due to increased levels of warranty expense related to special reserves for product modification and lower sales of golf irrigation systems.

Year-to-date operating earnings for the worldwide professional segment in fiscal 2000 were $96.7 million compared to $102.0 million last year, a decrease of 5.1 percent. As a percentage of net sales, professional segment operating margins decreased to 13.9 percent from 15.8 percent last year. The reasons for the decrease are the same as in the quarter comparison in addition to higher levels of exchange rate currency losses and a valuation charge for an investment in a technology company.

Residential Segment Operating Earnings (Loss)

Operating earnings for the worldwide residential segment in the third quarter of fiscal 2000 were $5.4 million compared to operating losses of $1.2 million in the third quarter of fiscal 1999, an improvement of $6.6 million. Gross margin rose 3.9 percent as a percentage of net sales due to increased sales of higher margin products, reduced costs for certain products, and the elimination of non-performing product lines. Also contributing to the increase in operating profits was a 2.9 percent decline in SG&A expense and restructuring and other unusual expense as a percentage of net sales. The Australian operations are showing signs of improvement related to profit improvement programs, which the company began implementing during the second half of fiscal 1999.

Year-to-date operating earnings for the worldwide residential segment in fiscal 2000 were $26.8 million compared to $15.2 million last year, an increase of 76.1 percent. As a percentage of net sales, residential segment operating margins increased to 7.7 percent from 4.3 percent last year. Gross margin as a percentage of net sales increased by 2.5 percent for the same reasons discussed in the above quarter comparison. SG&A expense and restructuring and other unusual expense as a percentage of net sales were lower by 0.7 percent compared to last year, which also contributed to the operating profit improvement.

Other Segment Operating Losses

Operating losses for the other segment in the third quarter of fiscal 2000 were $15.7 million compared to losses of $20.2 million in the third quarter of fiscal 1999, an improvement of 22.1 percent. This improvement resulted from the addition of profits from two additional company-owned distributors acquired during the second half of calendar 1999, lower spending for information systems', and lower incentive compensation costs. The prior year also included the elimination of gross profit previously recorded with respect to sales of Toro products to a Midwestern-based distributor, which was acquired in fiscal 1999. Slightly offsetting these positive factors were higher interest costs and increased spending for Internet-based projects.

Year-to-date operating losses for the other segment in fiscal 2000 were $53.2 million compared to losses of $59.4 million in fiscal 1999, an improvement of
10.5 percent. This improvement was due to the same contributing factors mentioned in the above quarter comparison. In addition, the company also eliminated the gross profit previously recorded with respect to sales of Toro products to a Minnesota-based distributor in the second quarter of fiscal 1999, which also contributed to this improvement.

Provision for Income Taxes

The effective tax rate for the first nine months of fiscal 2000 was 37.0 percent compared to 39.0 percent for the first nine months of fiscal 1999. The decrease was due to benefits from foreign tax strategies and tax minimization projects implemented in fiscal 1999.

Financial Position as of April 28, 2000

     July 28, 2000 compared to July 30, 1999

Total assets on July 28, 2000 were $898.0 million compared to $838.2 million on July 30, 1999, an increase of $59.8 million. Net accounts receivable increased by $28.4 million. The increase in net accounts receivable was caused primarily by higher sales volumes. Inventory also increased $19.2 million. Finished goods inventory was higher due to prebuilding of inventory to counter anticipated capacity limitations at certain manufacturing facilities during the peak selling season. Service parts inventory also increased because of efforts to improve fill rates as compared to last year. In addition, the two newly acquired distribution companies added net incremental inventory. Net property, plant, and equipment assets increased $5.4 million due to higher amounts of capital additions in comparison to depreciation expense.

Total current liabilities on July 28, 2000 were $371.2 million compared to $351.3 million on July 30, 1999, an increase of $19.9 million. Short-term debt increased by $6.4 million as a result of higher receivables and inventory levels discussed above. Accounts payable increased by $4.4 million due to higher levels of inventory resulting from increased plant utilization. Other accrued liabilities also increased by $9.3 million due to higher levels of warranty, income tax, and marketing accruals.

     July 28, 2000 compared to October 31, 1999

Total assets on July 28, 2000 were $898.0 million compared to $787.2 million on October 31, 1999, an increase of $110.8 million. Net accounts receivable increased $99.8 million from October 31, 1999 due to the normal seasonal increase in accounts receivable. Inventory increased by $9.0 million due to the normal seasonal buildup of inventory, plus prebuilding of inventory parts and certain products for the professional segment to attempt to overcome manufacturing capacity constraints. Also, the acquisition of a new distribution company in the first quarter of fiscal 2000 added more than half of the increase of net incremental inventory. Net property, plant, and equipment increased $4.0 million due to higher amounts of capital additions in comparison to depreciation expense. Goodwill and other assets increased $5.3 million mainly as a result of the final Exmark contingent payment in connection with the company's acquisition of Exmark in fiscal 1998.

Total current liabilities at July 28, 2000 were $371.2 million compared to $305.8 million at October 31, 1999, an increase of $65.4 million. This increase was the result of additional short-term debt of $65.3 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs. Accounts payable decreased by $22.0 million due to the timing of payments and other accrued liabilities, which increased $22.3 million primarily as a result of higher warranty accruals and accruals for various seasonal sales and marketing programs.

Liquidity and Capital Resources

Cash used in operating activities for the first nine months of fiscal 2000 was $13.6 million higher than the first nine months in fiscal 1999, primarily because of higher working capital as compared to the prior period, somewhat offset by higher net earnings. Cash used in investing activities decreased $1.5 million when compared to last year's investments in affiliates and the purchase price net of cash acquired for a Minnesota-based distributor in fiscal 1999, slightly offset by higher purchases of property, plant, and equipment. Cash provided by financing activities decreased by $1.3 million due to a reduced change in short-term debt during the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. Purchases of Toro common stock were also down compared to last year. The cash used in operating and investing activities was partially funded with the cash on hand at October 31, 1999.

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

Management believes that the combination of funds available through its existing financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, acquisitions, stock repurchases, and property, plant and equipment additions.

Inflation

The company is subject to the effects of changing prices. In fiscal 2000, the company began experiencing some signs of inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts.

Euro Currency

Beginning in January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the euro is being introduced in participating countries. This new currency is being used for financial transactions and it will progressively replace the old national currencies, which will be withdrawn by July 2002. The transition to the euro currency will involve changing budgetary, accounting, contractual, and fiscal systems in companies and public administrations, as well as simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the conversion to the euro currency will have on the marketplace. One anticipated effect will be more transparent price differences on goods in European countries.

One of the issues for the company is the competitive impact of the euro on Toro distributor sales and Toro direct sales, combined with financial support given to distributors in the countries in the European Union (EU). Current concerns include currency swings and instability in the rate of exchange between the euro and the US dollar. The company is also researching how other companies are planning to incorporate euros into their international business operations. Beginning in December 1999, Toro implemented euro-hedging plans that consolidate the net cash flow from its European subsidiaries.

The company continued its program to evaluate whether its computer systems and programs will experience operational problems when the euro is fully implemented. These subsidiaries began disclosing the euro value on each customer's invoice in January 1999, and have continued that practice in fiscal 2000. The company is also in the planning process of converting to a new operating business system for its European subsidiaries, and therefore, the plan to begin parallel reporting with the current functional currency of the European subsidiaries and euros in fiscal 2000 has been extended to late fiscal 2001. Beginning in fiscal 2002, these European subsidiaries will be fully transitioned from their old national currencies to the euro currency.

Based on evaluation to date, management currently believes that while the company will incur internal and external costs to adjust to the euro, such costs are not expected to have a significant impact on operations, cash flows, or the financial condition of the company and its subsidiaries taken as a whole in future periods.

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

The following forward exchange contracts held by the company have maturity dates in fiscal year 2000 and 2001. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at July 28, 2000 were as follows:


------------------------------------------- ---------------- --------------- --------------
                                                AVERAGE                        FAIR VALUE
                                              CONTRACTED         NOTIONAL        IMPACT
DOLLARS IN THOUSANDS                             RATE             AMOUNT       GAIN (LOSS)
=========================================== ================ =============== ==============
Buy US dollar/Sell Australian dollar                  .6073  $    12,783.1   $      159.5
------------------------------------------- ---------------- --------------- --------------
Buy US dollar/Sell British pound                     1.5550        1,172.5           28.2
------------------------------------------- ---------------- --------------- --------------
Buy US dollar/Sell Canadian dollar                   1.4628       11,485.7          (68.5)
------------------------------------------- ---------------- --------------- --------------
Buy Australian dollar/Sell US dollar                  .5932        1,852.5          (11.6)
------------------------------------------- ---------------- --------------- --------------
Buy Euro/Sell US dollar                               .9421        4,145.1            5.2
------------------------------------------- ---------------- --------------- --------------
Buy Mexican Peso/Sell US dollar                      9.9389        1,207.4          (12.2)
------------------------------------------- ---------------- --------------- --------------
Buy Japanese yen/Sell US dollar                    103.5300        2,994.3          (91.4)
------------------------------------------- ---------------- --------------- --------------

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

     10(a) Form of Employment Agreement in effect for executive officers of Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

     10(b) The Toro Company Directors Stock Plan (incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28,
                          2000).*

     10(c) The Toro Company Annual Management Incentive Plan II for officers of Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

     10(d) The Toro Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

     10(e) The Toro Company 1993 Stock Option Plan (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

     10(f) The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

     10(g) The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

     10(h) The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

     10(i) The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

     10(j) Chief Executive Officer Incentive Award Agreement (incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

     10(k)                The Toro Company Deferred Compensation Plan for
                          Officers, as amended.*

     10(l) The Toro Company Deferred Compensation Plan for Non-Employee Directors, as amended.*

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


                                                     THE TORO COMPANY
                                                       (Registrant)

                                                 By /s/ Stephen P. Wolfe
                                                   ----------------------------
                                                   Stephen P. Wolfe
                                                   Vice President, Finance
                                                   Chief Financial Officer
                                                   (principal financial officer)






Date:  September 11, 2000