Form 10-K405
period 2000-10-31
TORO CO
filed 2001-01-29
CIK 737758

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Fiscal Year Ended October 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
      Yes  [X]          No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on January 10, 2001 as reported by the New York Stock Exchange, was approximately $461,584,875.

The number of shares of Common Stock outstanding as of January 10, 2001 was 12,603,000.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held March 13, 2001 are incorporated by reference into Part III.


-------------------------------------------------------------------------------

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

                  Description                                                                          Page Numbers
-------------------------------------------------------------------------------------------------------------------
PART I

ITEM 1.           Business......................................................................................3-9
ITEM 2.           Properties.....................................................................................10
ITEM 3.           Legal Proceedings..............................................................................10
ITEM 4.           Submission of Matters to a Vote of Security Holders............................................11
                  Executive Officers of the Registrant...........................................................11

PART II

ITEM 5.           Market for the Registrant's Common Stock and Related Stockholder Matters.......................12
ITEM 6.           Selected Financial Data........................................................................12
ITEM 7.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................................13-20
ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk.....................................20
ITEM 8.           Financial Statements and Supplementary Data
                    Report of Management.........................................................................21
                    Independent Auditors' Report.................................................................21
                    Consolidated Statements of Earnings and Comprehensive Income
                      for the years ended October 31, 2000, 1999, and 1998.......................................22
                    Consolidated Balance Sheets
                      as of October 31, 2000 and 1999............................................................23
                    Consolidated Statements of Cash Flows for the
                      years ended October 31, 2000, 1999, and 1998...............................................24
                    Notes to Consolidated Financial Statements................................................25-36
ITEM 9.           Disagreements on Accounting and Financial Disclosure...........................................36

PART III

ITEM 10.          Directors and Executive Officers of the Registrant.............................................37
ITEM 11.          Executive Compensation.........................................................................37
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management.................................37
ITEM 13.          Certain Relationships and Related Transactions.................................................37
ITEM 14.          Exhibits, Reports on Form 8-K, and Financial Statement Schedules............................38-40
                  Signatures.....................................................................................41

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION
The company designs, manufactures, and markets professional turf maintenance equipment, irrigation systems, landscaping equipment, agricultural irrigation systems, and residential yard products. The company produced its first lawn mower for golf course fairways in 1921 and its first lawn mower for home use in 1939, and has continued to enhance its product lines ever since.
   The company emphasizes quality and innovation in its customer service, products, manufacturing, and marketing. The company strives to provide well-built, dependable products supported by an extensive service network. The company's commitment to and funding for engineering costs, combined with its acquisition strategy, have contributed to improvement of existing products and new product development efforts. Through these efforts, the company seeks to be responsive to trends which may affect its target markets now and in the future. The company believes that a significant portion of its revenues in recent years have been attributable to its new and enhanced products.
   The company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914. It was reincorporated in Delaware in 1983. The company's executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota 55420-1196, telephone number (952) 888-8801. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries.

PRODUCTS BY SEGMENT
The company classifies its operations into two reportable segments, professional and residential, and also uses an other segment consisting of corporate functions, Toro Credit Company, a wholly owned finance subsidiary, and Toro-owned distribution companies based in the United States. The company continues to be a leader in transforming advanced technologies into products and services that provide solutions for landscape, turf care maintenance, and outdoor beautification demands. Following is a summary of Toro's business segments:

PROFESSIONAL - Toro markets professional turf products worldwide through a network of distributors and dealers. Products are then sold to professional users engaged in golf course, sports field, municipal property, and residential and commercial landscape maintenance and creation. Professional turf maintenance equipment marketed under the Toro(R) brand name is the company's oldest product line, which began in 1921 with tractor-towed mowers for golf courses. Today, the company's expanded product line includes products designed for large turf areas such as golf courses, schools, parks, cemeteries, sports fields, industrial sites, apartment buildings, and townhouse complexes.

Golf Course Products. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting, riding and walking mowers for putting greens and specialty areas, turf sprayer equipment, utility vehicles, turf aeration, and sandtrap maintenance equipment. The Reelmaster 5500-D, a lightweight fairway mower with improved power and cutting capacity, was introduced in fiscal 2000. The company also manufactures underground irrigation systems including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Toro professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers micro-manage irrigation and other course maintenance operations.
   Management believes that golf courses will continue to be a significant market for turf maintenance equipment and irrigation systems. The rate of new golf course construction has slowed slightly but is still strong. Toro believes the market for equipment replacement and renovation of existing courses will continue to provide the largest golf-related market potential.

Landscape Contractor Products. Products for the landscape contractor market include mid-size walk behind power mowers, zero-turning radius riding mowers, and compact utility loaders. These products are sold through distributors and dealers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. The company markets products for landscape contractors under the Toro(R) and Exmark(R) brands. In fiscal 1998, the company acquired Exmark Manufacturing Company Incorporated (Exmark), a leading manufacturer of mid-sized walk behind power mowers and zero-turning radius riding mowers for the landscape contractor market.
   The Dingo(R) compact utility loader is a cornerstone product for the Toro(R) Sitework Systems business formed around products designed to improve efficiency in the creation of landscapes. The company began manufacturing and selling the Sitework Systems line of equipment in fiscal 1998 for the U.S. market, and expanded into the international market in fiscal 1999. In fiscal 2000, Toro expanded the Sitework Systems line with the Dingo TX, a walk-behind track-driven model.

Grounds Maintenance and Other Professional Products. Grounds maintenance products for professional markets include riding rotary units with out-front cutting decks ranging from 52 inches to 16 feet, aerators, and attachments. These products are sold through distributors who then sell to owners and/or superintendents of sports fields, municipal properties, cemeteries, and facilities such as airports and corporate headquarters. Other products include multipurpose vehicles, including the Workman(R) for turf and industrial hauling applications. In fiscal 2000, the new Workman 2100 was introduced, and the Workman 1100 will be introduced in fiscal 2001.

Residential/Commercial Irrigation Products. Turf irrigation products marketed under the Toro(R) and Irritrol(R) brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system.

Agricultural Irrigation Products. Products for the agricultural irrigation market include irrigation emission devices that regulate flow of drip irrigation, Blue-Stripe(R) polyethylene tubing, and Aqua-TraXX(R) irrigation tape for use in low water volume agricultural applications. The acquisition of GR Driplines, Incorporated (Drip In) in fiscal 1998 enhanced Toro's product line for the agricultural market by adding Drip In(R) drip line, an inline emission product. These products are sold through dealers who then sell to growers for use primarily in vegetable fields, fruit and nut orchards, and vineyards.

RESIDENTIAL - Toro markets its residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, and mass retailers. These products are sold mainly in North America, Europe, Asia, and Australia, with the exception of snow removal products, which are primarily sold in North America and Europe. Beginning in fiscal 2000, the company began direct selling of selected residential products over the Internet.

Walk Power Mowers. The company has manufactured walk power mowers for residential use since 1939. Its walk power lawn mowers are gasoline, battery, and electric powered. The company manufactures numerous models under its brand names Toro(R) and Lawn-Boy(R), including both four-cycle and two-cycle gas engine models, and corded and battery electric models. Models differ as to cutting width, type of starter mechanism, mulching and bagging attachments, controls, and power sources, and are either self-propelled or push mowers. Some Toro brand lawn mowers are backed by the company's "Guaranteed To Start" program and some Lawn-Boy models are equipped with a two-cycle engine manufactured by the company. In fiscal 1999, the company successfully introduced its new
Toro(R) Personal Pace(R) lawn mower in the U.S. and Canadian markets. In fiscal 2000, the Toro Personal Pace lawn mower was expanded into the European, Asian, and Australian markets. In fiscal 2001, the company will introduce the Lawn-Boy(R) Easy Stride(R) Self Propel System to dealers on certain GoldPro Series(R) models.

Riding Mowers and Lawn and Garden Tractors. The company manufactures riding lawn mowers and lawn and garden tractors under its brand name Toro(R) Wheel Horse(R). These mowers and tractors range from an eight horsepower rear engine rider model with a 25-inch deck to a 23 horsepower diesel engine garden tractor model with a 60-inch side-discharge deck. Many models are available with a variety of decks and accessories. Recycler(R) cutting decks are available on select models. Some models are equipped with hydrostatic transmissions. Toro also manufacturers riding mower products for a third party under a private label. In fiscal 2001, Toro will introduce the new TimeCutter(TM) zero turning radius riding lawn mower.

Home Solutions Products. The company designs and markets electrical products under the Toro(R) brand name. These products include electric and battery flexible line grass and hedge trimmers, electric blowers, and electric blower vacuums, and are intended to require little or no after-sales service. Toro also sells do-it-yourself irrigation products under the Toro(R) and Lawn Genie(R) brand names to hardware retailers, home centers, and mass retailers.

Snow Removal Products. The company manufactures and markets a range of electric and gas single-stage and gas two-stage snowthrower models under the Toro(R) brand name. Single-stage snowthrowers, developed by the company and first introduced in 1965, are walk-behind units with lightweight gasoline engines or electric motors, and most include Power Curve(R) snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas with engines ranging from five to 12 horsepower. Units with eight horsepower and above can be equipped with the Power Shift(R) snowthrower technology. In early fiscal 2001, Toro introduced the Toro Snow Commander(TM), a hybrid model of single and two-stage snowthrower technology that is self-propelling, providing the ease of operation of a single-stage with the power of a two-stage.

OTHER - The other segment consists of company-owned distributor operations based in the United States and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, including corporate facilities, financing receivables, parts inventory, and deferred tax assets. Toro's purpose in owning domestic distributors is to develop a best-practices model of distribution that could be replicated by its independent distributors.

For additional segment detail information, see Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

INTERNATIONAL OPERATIONS
The company currently distributes its products worldwide with sales and/or distribution offices in the United States, Canada, Belgium, the United Kingdom, Australia, Singapore, Japan, Shanghai, and Italy. New product development is pursued primarily in the United States.

MANUFACTURING AND PRODUCTION
In some areas of its business the company is primarily an assembler, while in some cases the company serves as a fully integrated manufacturer. The company's professional products are manufactured through-out the year. The company's residential spring and summer products are generally manufactured in the winter and spring months and its residential fall and winter products are generally manufactured in the summer and fall months. A majority of the company's manufacturing facilities are located in the United States, with the exception of some production facilities that are located in Australia, Mexico, and Italy. In fiscal 2000, the company closed its Murray Bridge, Australia manufacturing facility. Certain Australian manufacturing was moved to another facility and some production was outsourced to third parties. In the first quarter of fiscal 2000, the company opened a new manufacturing facility in Juarez, Mexico near its El Paso, Texas facility.
   Sales to distributors and dealers closely correspond with Toro's production levels and inventory management goals, which are based on its estimates of demand for its products, taking into account the timing of shipments, distributor and dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for production of new or different models, the efficient use of manpower and facilities, and estimates of risks such as labor disruptions and other circumstances not within Toro's control.
   During fiscal 2000, the company continued to experience manufacturing capacity constraints at some facilities due to increased demand during the year and preparation for anticipated continued growth of demand in fiscal 2001. Due to continued capacity constraints for certain product lines, the company began fiscal 2001 production earlier than in prior years. The company is also planning on adding manufacturing facilities through acquisitions and expanding selected existing manufacturing facilities in fiscal 2001. In order to maximize manufacturing capacity, production of some products is expected to shift to other plants that are not currently operating at full capacity.


SOURCES AND AVAILABILITY OF RAW MATERIALS
Most of the components for the company's products are commercially available from a number of sources. Therefore, the company is generally not dependent on any one supplier, except for engines from Japanese suppliers used in the company's professional segment products. In fiscal 2000, Toro experienced no significant or unusual problems in the purchase of raw materials or commodities. The highest value component costs are generally engines, transmissions, electric motors, and resin purchased from several suppliers from around the world. In addition, the company manufactures two-cycle engines for some of its residential products.

SERVICE AND WARRANTY
Toro products are warranted to the end-user to ensure end-user confidence in design, workmanship, and material quality. Warranty lengths vary depending on whether use is "residential" or "professional" within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. In general, warranties tend to be for six months to ten years, and cover all parts and labor for non-maintenance repairs and wear items, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement to Toro and are credited for the cost of repairs and labor as long as the repairs meet Toro's prescribed standards. Warranty expense is accrued at the time of sale based upon historical claims experience by individual product lines. Special warranty reserves are also accrued for specific known major product modifications. Service support outside of the warranty period is provided by independent Toro distributors and dealers at the customer's expense.

TRADEMARKS AND PATENTS
Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Irritrol(R) Systems, Exmark(R), Drip In(R), and Lawn Genie(R), all of which are registered in the United States and many of which are registered in the principal foreign countries in which the company markets its products. The company also manufactures and sells Dingo(R) landscape products under the Toro(R) Sitework Systems brand name.
   The company holds patents in the United States and foreign countries and applies for patents as applicable. Although management believes patents have value to the company, patent protection does not deter competitors from attempting to develop similar products. Although patent protection is considered to be very beneficial, the company is not materially dependent on any one or more of its patents.

   To prevent possible infringement of its patents by others, the company periodically reviews competitors' products. Furthermore, to avoid potential liability with respect to others' patents, the company regularly reviews patents issued by the U.S. Patent Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps the company minimize risk. The company is currently involved in patent litigation cases both where it is the plaintiff and where it is the defendant. While the ultimate results of these cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.

SEASONALITY
Sales of the company's residential products, which accounted for approximately 32 percent of total consolidated net sales in fiscal 2000, are seasonal, with greater sales of lawn and garden products occurring primarily between February and May, and of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in West Coast and Southern states continues for a longer portion of the year than in northern states. Overall, worldwide sales levels are highest in the second quarter. Historically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to the company's customers. Accounts receivable balances decrease between May and December when payments become due. The seasonal requirements of the business are financed from operations and with short-term bank lines of credit. Peak borrowing usually occurs between February and May.

DISTRIBUTION AND MARKETING
The company markets the majority of its Toro branded products through 35 domestic and 96 foreign distributors, as well as a number of hardware retailers, home centers, and mass retailers in more than 65 countries worldwide. Toro(R) and certain Lawn-Boy(R) residential products, such as walk power mowers, riding products, and snowthrowers, are sold to distributors for resale to retail dealers throughout the United States. The Toro brand of walk power mowers are also sold in some home centers. In fiscal 2000, the Toro brand of gas snowthrowers was introduced into the home center channel nationwide. Toro(R) Wheel Horse(R) riding products are also sold directly to dealers. Home solutions products and most Lawn-Boy products are sold directly to hardware retailers, home centers, and mass retailers. In fiscal 2000, Toro also began selling selected residential products over the Internet. Internationally, residential products are sold primarily to distributors for resale to retail dealers and mass merchandisers outside the United States, principally in Canada, Australia, and European countries. However, in Australia do-it-yourself irrigation products are sold directly to retail outlets. Worldwide, professional products are sold to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. Beginning in fiscal 2001, the Sitework Systems product line will be sold directly to domestic dealers. Selected professional irrigation products are also sold directly to professional irrigation dealers. In addition, the Toro-owned distribution companies sell professional and residential products directly to retail dealers and customers in Australia and parts of the United States and Europe.
   The company's current marketing strategy is to maintain distinct brands and brand identification for Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Exmark(R), Toro(R) Sitework Systems, Drip In(R), Lawn Genie(R), and Irritrol(R) Systems products.
   The company's distribution systems for the sale of its products are intended to assure quality of sales and market presence as well as effective after-market service. The company considers its distribution network to be a competitive asset in marketing Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Irritrol(R) Systems, and Exmark(R) products.
   The company advertises its residential products during appropriate seasons throughout the year on television, radio, in print and via the Internet. Professional products are advertised in print, and via direct mail programs and the Internet. Most of the company's advertising emphasizes its brand names. Advertising is paid for by the company as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

CUSTOMERS
Overall, the company does not believe it is dependent on a single customer. The residential segment, however, is dependent on one significant home center customer. While the loss of any substantial customer could have a material short-term impact on the company's business, Toro believes that its diverse distribution channels and customer base should reduce the long-term impact on any such loss.

BACKLOG OF ORDERS
The approximate backlog of orders believed to be firm at October 31, 2000 and 1999 was $116,249,000 and $141,290,000, respectively. The decrease of $25,041,000 was partially due to a reduction of orders related to currency devaluation. However, the company anticipates stock orders from these customers will be placed when the amount of currency support to be provided by Toro is resolved. Domestic residential segment open orders were also lower compared to last year due to a lower level of orders for snowthrower products related to higher distributor and dealer field inventories at October 31, 2000. The company expects that the existing backlog of orders can be filled in fiscal 2001.

COMPETITION
The company's products are sold in highly competitive markets throughout the world. The principal competitive factors in the company's markets are product innovation, quality, service, and pricing. Pricing has become an increasingly important factor in a majority of the company's products. Management believes the company offers total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Exmark(R), and Irritrol(R) Systems branded products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, the company offers comprehensive service support during and after the warranty period. The company competes in all product lines with numerous manufacturers, many of whom have substantially greater financial resources than the company. However, no other company has a significant range of product lines that include turf equipment and irrigation systems, which management believes is a competitive advantage for Toro. Management believes that its commitment to customer service, product innovation, and its distribution systems position it well to compete in these various markets.

PROFESSIONAL - The company's professional products compete with products from numerous manufacturers, but the principal competitors across most of the company's professional product lines are Deere & Company; Textron, Inc. (including Jacobsen and Ransomes brands); Hunter Industries; Rain Bird Sprinkler Manufacturing Corporation; Husqvarna; Scag Power Equipment; Lesco Inc.; Kubota Corporation; Netafim; and T-Systems.

RESIDENTIAL - The company's principal competitors for residential products are Deere & Company; Honda Motor Co., Ltd.; MTD Products, Inc.; Murray Ohio Manufacturing Co., Inc. (recently acquired by Summersong Investment); AB Electrolux (includes American Yard Products and Poulan/Weed Eater brands); Snapper Power Equipment (a division of Metromedia International Group, Inc.); Ariens Company; Garden Way, Incorporated; Simplicity Manufacturing Company; and The Black and Decker Corporation.

INTERNATIONAL - The international market is generally fragmented so that the degree of competition varies among the different countries in which the company markets its residential and professional products. Most competitors in the professional segment are based in the United States. Residential products can face more competition where foreign competitors manufacture and market competing products in their respective countries. In addition, fluctuations in the value of the U.S. dollar may affect the price of the company's products in such markets, thereby affecting their competitiveness. The company provides currency support, as needed, to remain competitive in international markets experiencing significant currency rate declines against the U.S. dollar.

GOVERNMENTAL REGULATION
The company's residential products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The company is also subject to certain federal and state environmental, occupational safety, transportation, and other regulations, none of which has had a materially adverse effect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June of 1995. Toro's four-cycle engine suppliers are currently in compliance with these regulations. The company received certification in the first quarter of fiscal 1998 on its own two-cycle walk power mower and snowthrower engines. Both now comply with Phase I regulations. This certification will allow the company to continue producing its two-cycle walk power mower engines at its Oxford, Mississippi plant through the calendar year 2002. However, the current two-cycle walk power mower engines do not meet Phase II regulation levels, which go into effect January 1, 2003.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
With the exception of production facilities in Australia, Mexico, and Italy, all of the company's production facilities are located in the United States. Substantially all financial transactions are in U.S. dollars, although sales from the company's foreign subsidiaries, which are less than 10 percent of total consolidated company sales, are conducted in local currencies.
   A portion of the company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the company enters into foreign currency exchange contracts for select transactions.
   Reference for information on international net sales and property, plant, and equipment is made in Note 11 of Notes to the Consolidated Financial Statements, entitled "Segment Data" and included in Item 8 of Part II of this report.

WHOLESALE FINANCING
Toro Credit Company, a wholly owned finance subsidiary of the company, provides financing for certain products manufactured by Toro for North American distributors and approximately 250 domestic dealers. Toro Credit Company purchases selected receivables from Toro and its distributors for extended periods, which enables the distributors and dealers to carry representative inventories of equipment. Down payments are not required, and depending on the finance program for each product line, either Toro incurs finance charges, finance charges may be shared between Toro and the distributor or dealer, or finance charges are paid by the distributor or dealer. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payments as the equipment, which secures the indebtedness, is sold to customers or when company supported finance terms end. Rates are generally fixed or based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based upon the product that is financed.
   Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources. The finance charges represent interest for a preestablished length of time at a predefined rate from a contract with this third party financing source. Exmark product is financed with a third party financing source.
   Dealer and distributor defaults in recent years have not been significant.

EMPLOYEES
During fiscal 2000, the company employed an average of 4,976 employees. The total number of employees at October 31, 2000 was 4,751. Four collective bargaining agreements cover approximately 21 percent of these employees, each one expiring in the following months: October 2002, May 2003, October 2003, and September 2004.
   Management considers its overall relations with its employees to be good.


FORWARD-LOOKING STATEMENTS
SAFE HARBOR STATEMENT. This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements regarding expectations for future company performance. Statements that are not historical are forward-looking and are made pursuant to the Private Securities Litigation Reform Act of 1995. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, or otherwise, in the future by or on behalf of the company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements.
   Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties facing the company's overall financial position at the present include the threat of a global slow down in the economy; inability to achieve earnings growth in fiscal 2001 of 12 to 15 percent above fiscal 2000; inability to achieve revenue growth in fiscal 2001 of 8 to 10 percent above fiscal 2000; inability to achieve gross margin in fiscal 2001 of 37 to 38 percent; inability to keep growth of operating expenses in fiscal 2001 at 7 to 10 percent, in dollars, above fiscal 2000; inability to maintain tax rate of 37 percent in fiscal 2001; higher average short-term debt costs due to the company's reliance on short-term debt, especially at a time when anticipated working capital needs are higher; uncertainty of interest rate levels; inability to achieve goals of the announced "5 by Five" profit improvement program; uncertain prices for energy costs; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; the degree of success in implementing a distribution initiative designed to develop a distribution model; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; impact of the Internet and e-commerce on the company's business; changes in distributor ownership; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination of shelf space; the company's ability to cost-effectively expand existing manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement and commercial disputes; and the impact of new accounting standards.
   Particular risks and uncertainties facing the company's professional segment at the present include inflationary pressures and higher interest rates that could slow the economic growth that has been important to the growth of the company's professional businesses, including golf, agricultural irrigation, and landscape contractor markets; product quality problems in the development and production of irrigation products; delays in key new irrigation product introductions; the degree of success related to reorganization and management changes in the irrigation and agricultural irrigation areas; increasing oil prices that raise the cost of resin used in irrigation and agricultural irrigation products; a slow down in new golf course construction or existing golf course renovations; a decline in the growth rate in the number of new golfers, which slows new golf course construction; and the impact of direct-to-dealer distribution changes related to the Sitework Systems product line.
   Particular risks and uncertainties facing the company's residential segment at the present include changing buying patterns, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel, particularly as the company's residential segment becomes more dependent on home center sales; and the company's expansion into selected home center markets and the potential decline of sales on other product lines and distribution channels.
   Particular risks and uncertainties facing the company's international business at the present include socio-economic conditions in certain international markets; tax law changes in Mexico; the continuing relative strength of the dollar against the euro and Australian dollar, which increases the cost of the company's products in certain foreign markets; the cost of currency support provided to international customers to compensate for weak currencies compared to the U.S. dollar; and competitive implications and price transparencies related to the euro conversion.

   In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; a reported decline in consumer confidence; weather conditions affecting demand, including warm winters and wet spring and dry summer weather; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials; and the company's ability to maintain good relations with its employees.
   The company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the company and its businesses, including factors that potentially could materially affect the company's financial results, may emerge from time to time or may have been involved in developing forward-looking statements. Toro assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 2. PROPERTIES

The company utilizes manufacturing and office facilities, which total approximately 4,187,000 square feet of space. Toro also utilizes 20.34 acres in California as a testing facility. Plant utilization varies during the year depending upon the production cycle. In fiscal 2000, the company closed its production facility in Murray Bridge, Australia. The company considers each of its current facilities in use to be in good operating condition and adequate for its present use. Management believes the company has sufficient manufacturing capacity for fiscal 2001 based on certain steps the company enacted, including beginning fiscal 2001 production earlier than in prior years and opening a new manufacturing facility in Mexico during fiscal 2000. See Item 1, Manufacturing and Production section for further details. The following schedule outlines the company's significant facilities by location, ownership, and function as of October 31, 2000:

------------------------------------------------------------------------------------------------------------------------------------
Location                         Ownership       Products Manufactured / Use
------------------------------------------------------------------------------------------------------------------------------------
Plymouth, WI                     Owned           Professional and residential parts distribution center, office
Windom, MN                       Owned/Leased    Residential and professional components and products and warehouse
Bloomington, MN                  Owned/Leased    Corporate headquarters, warehouse, and test facility
Tomah, WI                        Owned/Leased    Professional and residential products and warehouse
Lakeville, MN                    Leased          Professional and residential finished goods distribution center, office
Riverside, CA                    Owned/Leased    Professional and residential products and warehouse, office
El Paso, TX                      Owned/Leased    Professional and residential products and warehouse
Baraboo, WI                      Leased          Professional and residential finished goods distribution center, office
Evansville, IN                   Leased          Professional and residential products
Beatrice, NE                     Owned           Professional products, office
Shakopee, MN                     Owned           Components for professional and residential products
Beverley, Australia              Owned           Professional products, office and distribution center
Murray Bridge, Australia*        Owned           Inactive
El Cajon, CA                     Owned           Professional and residential products and warehouse, office
Oxford, MS                       Owned           Components for residential products
Lincoln, NE                      Leased          Professional products warehouse
Mound, MN                        Leased          Residential products research center and warehouse, and residential service center
Oevel, Belgium                   Owned           Professional and residential finished goods distribution center, office
Hazelwood, MO                    Leased          Distribution facility
Madera, CA                       Owned           Professional and residential products and warehouse, office
Juarez, Mexico                   Leased          Professional and residential manufacturing facility
Houston, TX                      Leased          Distribution facility
Braeside, Australia              Leased          Professional and residential products warehouse
Plymouth, MN                     Leased          Distribution facility
DFW Airport, TX                  Leased          Distribution facility
Mountaintop, PA                  Leased          Professional and residential parts distribution center
Itaska, IL                       Leased          Distribution facility
Fiano Romano, Italy              Owned           Professional products and warehouse, office
------------------------------------------------------------------------------------------------------------------------------------

* Toro-owned facility that is currently idle and available for sale or subleasing.

ITEM 3. LEGAL PROCEEDINGS

The company is a party to litigation in the ordinary course of its business. Litigation occasionally involves claims for damages arising out of the use of the company's products, some of which include claims for punitive as well as compensatory damages. The company is also subject to administrative proceedings with respect to certain claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. Management is of the opinion that amounts which may be awarded or assessed in connection with these matters will not have a material effect on the company's financial position. Further, the company maintains insurance against product liability losses.
   The company is involved in a number of commercial disputes and patent litigation cases, both as a plaintiff and as a defendant. While the ultimate results of these cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT
The list below identifies those persons deemed to be executive officers of the company, discloses their age and position with the company as of January 10, 2001 and positions held by them during the last five or more years. Officers are elected annually by the Board of Directors or appointed by the Chief Executive Officer annually.

------------------------------------------------------------------------------------------------------------------------------------
Name, Age, and Position with the Company           Business Experience During the Last Five Years
------------------------------------------------------------------------------------------------------------------------------------
KENDRICK B. MELROSE                                Elected Chairman of the Board in December 1987 and Chief Executive Officer in
60, Chairman and Chief Executive Officer           December 1983.
------------------------------------------------------------------------------------------------------------------------------------
J. DAVID MCINTOSH                                  Elected Executive Vice President, Professional Businesses and International in
57, Executive Vice President, Professional         August 1998. From September 1996 to August 1998, he served as Group Vice
Businesses and International                       President. From January 1992 to September 1996, he was appointed Vice President and General Manager, Consumer Division.
------------------------------------------------------------------------------------------------------------------------------------
STEPHEN P. WOLFE                                   Elected Vice President Finance, Treasurer in June 1997 and Chief Financial
52, Vice President Finance, Treasurer and          Officer in May 1997. Appointed Treasurer in January 1996. Appointed Vice
Chief Financial Officer                            President in August 1994. Elected President, Toro Credit Company in July 1990.
------------------------------------------------------------------------------------------------------------------------------------
KAREN M. MEYER                                     Elected Vice President, Administration in August 1998. From December 1991 to
51, Vice President, Administration                 August 1998, she served as Vice President, Human Resources/Administrative
                                                   Services.
------------------------------------------------------------------------------------------------------------------------------------
J. LAWRENCE MCINTYRE                               Elected Vice President in July 1993. Elected Secretary and General Counsel in
58, Vice President, Secretary and General Counsel  August 1993.
------------------------------------------------------------------------------------------------------------------------------------
PHILIP A. BURKART                                  Appointed Vice President and General Manager, International Business in November
39, Vice President and General Manager,            2000. From October 1999 to October 2000, he served as Managing Director,
International Business                             International Sales and Marketing. From September 1997 to October 1999, he was
                                                   the International Marketing Director, and was Director of Marketing/Sales from
                                                   September 1995 to September 1997.
------------------------------------------------------------------------------------------------------------------------------------
DENNIS P. HIMAN                                    Appointed Vice President and General Manager, Landscape Contractor Businesses in
56, Vice President and General Manager,            August 1998. From January 1996 to August 1998, he served as Vice President,
Landscape Contractor Businesses                    Distributor Development and Mergers/Acquisitions. From October 1987 to January
                                                   1996, he served as Vice President and Treasurer.
------------------------------------------------------------------------------------------------------------------------------------
MICHAEL J. HOFFMAN                                 Appointed Vice President and General Manager, Consumer Business in May 2000. From
45, Vice President and General Manager,            November 1997 to April 2000, he served as Vice President and General Manager,
Consumer Business                                  Commercial Business. From November 1996 to November 1997, he served as General
                                                   Manager of the Commercial Division.
------------------------------------------------------------------------------------------------------------------------------------
WILLIAM D. HUGHES                                  Appointed Vice President and General Manager, Irrigation Business in May 2000.
50, Vice President and General Manager,            From August 1998 to April 2000, he served as Vice President and General Manager,
Irrigation Business                                Consumer Business. From September 1983 to August 1998, he was Chairman and Chief
                                                   Operating Officer of Turf Equipment and Supply Company, Inc., a distributor of
                                                   Toro products.
------------------------------------------------------------------------------------------------------------------------------------
RANDY B. JAMES                                     Appointed Vice President and Controller in December 1988.
57, Vice President and Controller
------------------------------------------------------------------------------------------------------------------------------------

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Toro Common Stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC". The high and low sales price for The Toro Company Common Stock and the dividends paid for each of the quarterly periods for fiscal 2000 and fiscal 1999 were as follows:

--------------------------------------------------------------------------------
Fiscal year ended
--------------------------------------------------------------------------------
October 31, 2000                 First    Second    Third     Fourth
--------------------------------------------------------------------------------
Market price per share of
   common stock -
     High sales price            $38.00    $34.25 $36.1875   $35.000
     Low sales price              31.75     29.00  29.8750    28.125
Dividends per share of
   common stock                    0.12      0.12     0.12      0.12
--------------------------------------------------------------------------------

Fiscal year ended
October 31, 1999                 First    Second     Third    Fourth
--------------------------------------------------------------------------------
Market price per share
   of common stock -
     High sales price          $35.1250  $35.3125 $39.5000   $38.250
     Low sales price            22.1875   28.7500  32.4375    34.250
Dividends per share of
   common stock                   0.12      0.12      0.12      0.12
--------------------------------------------------------------------------------

   As of January 10, 2001, Toro had approximately 5,850 stockholders of record. The Annual Meeting of Stockholders is scheduled to be held on March 13, 2001, at 3:00 p.m. (CST) at The Toro Company Corporate Offices, 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196.
   Although the company intends to declare cash dividends on a quarterly basis in the future, the determination as to the payment and the amount of any cash dividend will depend upon the company's then current financial condition, capital requirements, results of operations, and other factors deemed relevant by the company's board of directors.


ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Years ended October 31                                2000          1999             1998(1)             1997(2)           1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $1,336,924       $1,274,997          $1,110,434          $1,051,204    $  930,909
Gross profit percentage                               36.8%            36.0%               34.6%               36.9%         36.7%
Earnings from operations(3)                     $   97,205       $   74,888          $   23,716          $   72,347    $   63,439
Interest expense                                    26,414           23,913              25,428              19,900        13,590
Net earnings, before extraordinary loss             45,285           35,059               4,090              36,508        36,409
Percentage of net sales                                3.4%             2.7%                0.4%                3.5%          3.9%
Net earnings(4)                                 $   45,285       $   35,059          $    4,090          $   34,845    $   36,409
Basic earnings per share(4)                           3.55             2.72                0.32                2.88          3.00
Dilutive earnings per share(4)                        3.47             2.64                0.31                2.80          2.90
Return on average stockholders' equity                15.2%            12.9%                1.6%               15.3%         18.0%
Total assets                                    $  779,390       $  787,178          $  723,991          $  661,634    $  496,877
Long-term debt                                     194,495          196,237             197,424             178,015        53,365
Stockholders' equity                               317,218          279,663             263,399             241,163       213,567
Debt to capitalization ratio                          39.4%            47.5%               46.4%               47.6%         30.7%
Dividends per share of common stock                    .48              .48                 .48                 .48           .48

------------------
(1) The company's consolidated financial statements include results of operations of Exmark from November 1, 1997, and Drip In from February 1, 1998, the dates of acquisition.
(2) The company's consolidated financial statements include results of operations of the James Hardie Irrigation Group from December 1, 1996, the date of acquisition.
(3) Fiscal 1999, 1998, and 1997 earnings from operations include net restructuring and other unusual expense of $1.7 million, $15.0 million, and $2.6 million, respectively.
(4) Fiscal 1997 net earnings, basic and dilutive earnings per share data includes an extraordinary loss on early retirement of debt of $1.7 million or $0.13 per dilutive share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Included in this analysis are statements that are forward-looking. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Toro's financial results for fiscal 2000 demonstrated a solid performance after its recovery year in fiscal 1999, with a substantial increase in profits on overall modest sales growth. Net sales increased 4.9 percent and net earnings increased 29.2 percent over fiscal 1999. The professional segment, which makes up 65 percent of total consolidated sales, continued to perform well in fiscal 2000, led by significant increases in shipments to the landscape contractor market and higher sales of commercial equipment. Financial performance of this segment was somewhat offset by challenges faced in the irrigation businesses. Residential segment operating profitability improved substantially in fiscal 2000 on a slight sales decrease. The sales decrease was due to reduced volume resulting from the divestiture and discontinuance of nonperforming product lines and Toro distributors' and dealers' management of field inventory to lower levels. The other segment net sales increased substantially due primarily to the addition of revenue from two distributorships acquired in the second half of calendar 1999. International sales rose 7.4 percent for the year due to continued growth of demand in the European and Canadian regions. Disregarding currency effects, international sales increased 10.3 percent for the year.
   Overall, the outlook for fiscal year 2001 is positive. In May 2000, Toro announced a new profit improvement program called "5 by Five." The goal of this program is to achieve an after tax return on sales of 5 percent by fiscal 2003. The major initiatives to achieve this goal include: revising and transforming how Toro manufactures, purchases, distributes, markets, and services products; improving or discontinuing low performing product lines; and reviewing the company's expense structure to eliminate low-value activities. This long-term strategy is designed to inject `New Economy' efficiencies and ideas through restructuring, business redefinition, and process improvement.

NET SALES
FISCAL 2000 COMPARED WITH FISCAL 1999 - Worldwide net sales in fiscal 2000 were $1,336.9 million compared to $1,275.0 million in fiscal 1999, an increase of 4.9 percent. The following is a discussion of net sales by segment:

Professional. Net sales for the worldwide professional segment in fiscal 2000 were $868.5 million compared to $807.4 million in fiscal 1999, an increase of
7.6 percent. Worldwide sales to the landscape contractor market led this increase with higher volume shipments for both Toro and Exmark brand mowers and the Sitework Systems product line. The landscape contractor market continued its growth trend in fiscal 2000 due to a continued rise in outsourcing lawn maintenance needs and favorable weather conditions that extended the mowing season. Worldwide shipments of golf and grounds maintenance equipment were also up, mainly due to customer acceptance of new products and continued growth of the golf market, although the number of new course projects was not as robust as a year ago. The company continues to do well in the new golf market but is also developing a new marketing focus on golf course remodeling and renovations, with an emphasis on irrigation products. Offsetting those increases was a decline in golf irrigation system sales and residential/commercial irrigation product sales due mainly to product quality problems and a slow down in new golf course construction. Worldwide agricultural irrigation sales were also down due to pricing pressures from competitors. The company has taken aggressive corrective action to address product design and manufacturing problems in the irrigation and worldwide agricultural irrigation areas, including reorganization, management changes, planned introduction of new products in fiscal 2001, and development and implementation of new processes to improve product quality and manufacturing.

Residential. Net sales for the worldwide residential segment in fiscal 2000 were $429.5 million compared to $447.9 million in fiscal 1999, a decrease of 4.1 percent. The decline was due mainly to reduced volume resulting from the divestiture and discontinuance of nonperforming outdoor lighting and gas hand-held product lines. Sales were down by only 0.4 percent after factoring out sales from these nonperforming product lines. Lower domestic unit shipments were also a cause of this decline, while sales to the international markets were up due to the successful introduction of new products. Domestic walk power mower shipments were down due to reduced placement in some home centers' regions and field inventory management at Toro's distributors and dealers. In addition, the comparison was more difficult because last year's sales levels were unusually high for initial stocking orders from home center outlets, a new distribution channel in fiscal 1999 for the Toro brand of walk power mowers. Domestic snowthrower shipments were also lower due to higher distributor and dealer field inventory levels entering the 2000-2001 winter season compared to unusually low field inventories entering fiscal 1999. This reduction was somewhat offset by additional sales generated from the introduction of Toro brand gas snowthrowers into the home center distribution channel nationwide. Although retail demand for most riding product lines increased over last year, domestic riding product sales were down due to field inventory management at Toro's distributors and dealers and continued strong competition for lower-priced units. This downturn was somewhat offset by higher shipments of products manufactured for a third party, which had low field inventory levels entering fiscal 2000. Offsetting those decreases were higher shipments of home solutions products, including trimmers, blowers, and blower vacuums, due to expanded outlets and placement at mass retailers. Do-it-yourself
(DIY) irrigation product sales also increased due to expanded outlets and introduction of new products. However, this increase was partially offset by lower sales in the southern U.S. regions due to water restrictions and field inventory management by key customers.
   Field inventory levels at Toro's distributors and dealers were lower for riding products and walk power mowers due to continuing efforts to manage down field inventory levels in order to reduce floor plan financing costs. Snowthrower field inventory levels, however, were higher compared to the historically low field inventory levels at October 31, 1999 that had resulted from heavy snowfall in certain key markets during the winter of 1998-1999. Therefore, the company anticipates its first quarter of fiscal 2001 snowthrower product sales will be significantly lower than in the first quarter of 2000 due to higher field inventory levels entering fiscal 2001. However, due to the large amounts of snowfall in the first quarter of fiscal 2001, the company anticipates higher snowthrower sales in the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000.

Other. Net sales for the other segment in fiscal 2000 were $38.9 million compared to $19.7 million in fiscal 1999, an increase of 97.2 percent. Net sales in this segment include sales from Toro's wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. These distribution companies sell Toro and non-Toro manufactured products. The significant increase resulted from additional sales contributed by two distribution companies acquired in late calendar 1999.

FISCAL 1999 COMPARED WITH FISCAL 1998 - Worldwide net sales in fiscal 1999 were $1,275.0 million compared to $1,110.4 million in fiscal 1998, an increase of
14.8 percent. The following is a discussion of net sales by segment:

Professional. Net sales for the professional segment in fiscal 1999 were $807.4 million compared to $706.8 million in fiscal 1998, an increase of 14.2 percent. The sales increase was mainly due to increased volume arising from the rapidly growing landscape contractor market and acceptance of new products introduced in fiscal 1998. Toro's dual branding strategy of Toro and Exmark products has increased market share by providing broader coverage of that market. Sales for Toro's Sitework Systems product line increased significantly in fiscal 1999 after its introduction in fiscal 1998 due to growing market reception as well as sales through new dealer outlets. In fiscal 1999, this product was also introduced into the international market, primarily in Europe. Worldwide sales of both new and replacement golf course equipment and irrigation systems increased due to continued growth and popularity of the game of golf that led to the increase in the number of golf courses over the past few years. Sales to the worldwide grounds care market were also strong during fiscal 1999 because of strong customer acceptance of new products. Sales of Irritrol Systems brand irrigation products increased because of dry weather in fiscal 1999 in many of Irritrol's markets. Toro branded irrigation product sales for the residential/ commercial market were also above fiscal 1998 due to dry weather conditions in key markets and new marketing programs designed to improve market share. Sales to the worldwide agricultural irrigation market grew in fiscal 1999 mainly due to the addition of sales from Drip In agricultural micro-irrigation products, acquired in the second quarter of fiscal 1998, plus increased sales for Aqua-TraXX drip tape.

Residential. Net sales for the worldwide residential segment in fiscal 1999 were $447.9 million compared to $397.5 million in fiscal 1998, an increase of 12.7 percent. Domestic sales of Toro walk power mowers nearly doubled from fiscal 1998 due to positive reception of the new Toro Personal Pace lawn mower, slight price increases on select products, and the addition of sales through 1,600 home center outlets, a new distribution channel for Toro brand walk power mowers in fiscal 1999. DIY irrigation product sales were also up due to dry weather in key Sun Belt markets, better availability of product, and more shelf space at select home centers. This increase was offset by weak sales of DIY irrigation products in Australia due to wet weather conditions in the early part of the selling season. Sales of electric home solutions products also did well for the year due to warm fall weather in 1998 that extended the selling season into the first quarter of fiscal 1999, as well as additional placement and expanded retail outlets. Worldwide snowthrower sales increased substantially from abnormally low sales in fiscal 1998, due to the heavy snowfall in the winter of 1998-1999 that depleted field inventories to historically low levels. In addition, the timing of snowthrower shipments, which were moved from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999, also contributed to the increase. Offsetting those increases were lower worldwide shipments for riding products due to dry weather in key markets, continued slow retail demand for a new garden tractor, and lower shipments of riding products manufactured for a third party due to their soft retail sales and their management of field inventory levels. Lawn-Boy walk power mower sales also decreased compared to fiscal 1998 due in part to dry weather conditions experienced in certain key markets and some movement of sales away from Lawn-Boy to the Toro brand after introducing Toro walk power mowers into the home center channel.

Other. Net sales for the other segment in fiscal 1999 were $19.7 million compared to $6.1 million in fiscal 1998, an increase of 223.8 percent. The sales increase was mainly due to additional volume arising from the acquisition of a Midwestern-based distributor in the first half of fiscal 1999.

GROSS PROFIT
FISCAL 2000 COMPARED WITH FISCAL 1999 - Gross profit was $492.1 million in fiscal 2000 compared to $459.6 million in fiscal 1999, an increase of 7.1 percent. As a percentage of net sales, gross profit was 36.8 percent in fiscal 2000 compared to 36.0 percent in fiscal 1999. The increase in gross profit was due primarily to improvement in margins in the residential segment resulting from increased sales of higher margin products, discontinuance of non-performing product lines, and cost reductions for certain residential segment products, as well as additional gross profit contribution from the company-owned domestic distribution companies. Gross profit also improved on a comparative basis because fiscal 1999 reflected the elimination of gross profit previously recorded with respect to sales of Toro products to three Toro distributors that the company acquired. Fiscal 2000 reflects a similar reversal of gross profit for only one acquired Toro distributor. Partially offsetting those positive factors was lower gross profit for irrigation and agricultural irrigation products because of price increases for raw materials and competitive pricing pressures in the agricultural irrigation market.

FISCAL 1999 COMPARED WITH FISCAL 1998 - Gross profit was $459.6 million in fiscal 1999 compared to $384.3 million in fiscal 1998, an increase of 19.6 percent. As a percentage of net sales, gross profit was 36.0 percent in fiscal 1999 compared to 34.6 percent in fiscal 1998. The increase in gross profit resulted primarily from higher margins for the residential segment due to improved manufacturing processes at the company's El Paso, Texas facility, which helped lower expenses as well as reduced costs for certain products, and slight price increases in fiscal 1999 for certain products. This increase was slightly offset by the reversal of gross profit previously recorded with respect to sales of Toro products to three Toro distributors. During fiscal 1999, Toro acquired two of these distributors and signed an irrevocable agreement to purchase the other.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE (SG&A)
FISCAL 2000 COMPARED WITH FISCAL 1999 - SG&A expense was $394.9 million in fiscal 2000 compared to $383.0 million in fiscal 1999, an increase of 3.1 percent. As a percentage of net sales, SG&A decreased to 29.5 percent from 30.0 percent in fiscal 1999. The acquisition of two distribution companies added $7.7 million of incremental SG&A expense. Without the addition of these two distribution companies, SG&A expense would have increased only $4.2 million and decreased 0.8 percent as a percentage of net sales. The dollar increase was due to higher levels of spending for marketing, warranty, engineering, service, Internet-based projects, severance costs in the irrigation businesses, and currency support expense due to the strengthening of the U.S. dollar in fiscal 2000. Those increases were slightly offset by lower total levels of incentive compensation costs compared to a higher level of benefits paid in 1999 for performance against goals, decreased expense for information services, and reduced insurance costs related to better than expected claims experience.

FISCAL 1999 COMPARED WITH FISCAL 1998 - SG&A expense was $383.0 million in fiscal 1999 compared to $345.6 million in fiscal 1998, an increase of 10.8 percent. As a percentage of net sales, SG&A decreased to 30.0 percent from 31.1 percent in fiscal 1998. The addition of a Midwestern-based distributor acquired in fiscal 1999 contributed $7.3 million of incremental SG&A expense during fiscal 1999. The dollar increase is mainly due to increases for marketing expenses, warehousing costs, and warranty expenses due to higher sales levels. Incentive compensation expenses rose substantially with the improved financial performance of the company in fiscal 1999, on which incentive compensation is based. Information systems costs were higher due to the continued implementation of an enterprise-wide software system and additional investments in the development of Internet applications.

RESTRUCTURING AND OTHER UNUSUAL EXPENSE
Fiscal 1999 Compared With Fiscal 1998 - Restructuring and other unusual expense was $1.7 million in fiscal 1999 compared to $15.0 million in fiscal 1998. The restructuring expense in fiscal 1999 included a charge of $3.1 million for asset write-downs and severance costs for management, sales force changes, and plant employees related to the closure of the company's Murray Bridge, Australia manufacturing facility. Offsetting that increase was a $1.4 million reduction in other unusual expense related to the reversal for the unused portion of the one-time residential segment marketing programs accrued in fiscal 1998.

INTEREST EXPENSE
Fiscal 2000 Compared With Fiscal 1999 - Interest expense was $26.4 million in fiscal 2000 compared to $23.9 million in fiscal 1999, an increase of 10.5 percent. This increase was due to higher average short-term debt related to higher levels of working capital as well as higher interest rates paid on short-term debt in fiscal 2000 compared to fiscal 1999.

FISCAL 1999 COMPARED WITH FISCAL 1998 - Interest expense was $23.9 million in fiscal 1999 compared to $25.4 million in fiscal 1998, a decrease of 6.0 percent. This decrease was due to lower average debt in fiscal 1999 compared to fiscal 1998 as a result of improved asset management.

OTHER INCOME, NET
FISCAL 2000 COMPARED WITH FISCAL 1999 - Other income, net was $1.1 million in fiscal 2000 compared to $6.5 million in fiscal 1999. This decline was due to continued higher amounts of foreign currency losses related to the euro and Australian dollar, a valuation charge related to the write-down of an investment in a technology company, and lower levels of interest income. Somewhat offsetting the decrease were higher levels of finance charge revenue and proceeds from an insurance recovery related to a flood that damaged product at a warehouse.

FISCAL 1999 COMPARED WITH FISCAL 1998 - Other income, net was $6.5 million in fiscal 1999 compared to $8.5 million in fiscal 1998. Higher amounts of foreign currency losses in fiscal 1999 accounted for the decline, as did the higher base in fiscal 1998 resulting from a favorable settlement of a trade secret lawsuit and recoveries of previously written-off notes receivable. These decreases were partially offset by a payment for the sale of the residential lighting business and higher levels of interest income.

OPERATING EARNINGS (LOSS) BY SEGMENT
Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the residential and professional segments. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income, net, and interest expense.

FISCAL 2000 COMPARED WITH FISCAL 1999 -
Professional. Operating earnings in fiscal 2000 were $99.4 million compared to $112.9 million in fiscal 1999, a decrease of 12.0 percent. As a percentage of net sales, professional segment operating margins decreased to 11.4 percent from
14.0 percent in fiscal 1999. Gross margin as a percent of sales fell 1.7 percent mainly because of increased costs for resin that were not recaptured with price increases due to competitive pressures for irrigation and agricultural irrigation products. The decline in operating profit was also due to increased levels of warranty expense related to special reserves for product modifications and lower sales of irrigation systems in fiscal 2000 compared to fiscal 1999. In addition, higher levels of foreign currency losses and a valuation charge for an investment in a technology company, slightly offset by a gain from an insurance recovery, contributed to the decline.

Residential. Operating earnings in fiscal 2000 were $35.7 million compared to $21.2 million in fiscal 1999, an increase of 68.5 percent. As a percentage of net sales, residential segment operating margins increased to 8.3 percent from
4.7 percent in fiscal 1999. Gross margin rose 2.6 percent as a percentage of net sales due to increased sales of higher margin products, reduced costs for some products, and the elimination of non-performing product lines. Also contributing to the increase in operating profits was a 1.0 percent decline in SG&A expense and restructuring and other unusual expense as a percentage of net sales. In addition, Australian operations are beginning to realize the benefit of profit improvement programs implemented during the second half of fiscal 1999.

Other. Operating loss in fiscal 2000 was $63.3 million compared to $76.7 million in fiscal 1999. The $13.4 million improvement resulted from the addition of profits from two company-owned distributors acquired during the second half of calendar 1999, lower expense for information services, and lower incentive compensation costs. The prior year also included the elimination of gross profit previously recorded with respect to sales of Toro products to three acquired Toro distributors, while fiscal 2000 reflects the same adjustment for only one newly acquired Toro distributor. Slightly offsetting these improvements were higher interest costs and increased spending for Internet-based projects.

FISCAL 1999 COMPARED WITH FISCAL 1998 -
Professional. Operating earnings in fiscal 1999 were $112.9 million compared to $78.3 million in fiscal 1998, an increase of 44.3 percent. As a percentage of net sales, professional segment operating margins were 14.0 percent in fiscal 1999 compared to 11.1 percent in fiscal 1998. This profit improvement resulted from increased sales, higher gross margins mainly from improved manufacturing processes at the El Paso, Texas facility that helped reduce costs, lower levels of restructuring and other unusual expense, and the sale of unprofitable product lines.

Residential. Operating earnings in fiscal 1999 were $21.2 million compared to a loss of $15.1 million in fiscal 1998. This improvement resulted from increased volume, improved manufacturing processes at the company's El Paso, Texas facility that helped reduce costs, and lower levels of restructuring and other unusual expense. Overall, the residential segment recovery plans put in place in fiscal 1998 resulted in significantly improved operating results for fiscal 1999 and beyond.

Other. Operating loss in fiscal 1999 was $76.7 million compared to $56.4 million in fiscal 1998. This increase was due to higher incentive compensation expenses and information systems costs as well as the reversal of gross profit previously recorded with respect to sales of Toro products to three Toro acquired distributors, as discussed previously.

PROVISION FOR TAXES
FISCAL 2000 COMPARED WITH FISCAL 1999 - The effective tax rate for fiscal 2000 was 37.0 percent compared to 39.0 percent for fiscal 1999. The reduction is due primarily to a decrease in the company's effective state tax rate. The company has determined that it is not necessary to establish a valuation reserve for deferred income tax benefit because it believes that the net deferred income tax asset of $49.6 million will be realized principally through carrybacks to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

FISCAL 1999 COMPARED WITH FISCAL 1998 - The effective tax rate for fiscal 1999 was 39.0 percent compared to 39.5 percent in fiscal 1998. The decline in the tax rate was due to an increase in benefits received from the company's foreign sales corporation.

NET EARNINGS
FISCAL 2000 COMPARED WITH FISCAL 1999 - Net earnings were $45.3 million in fiscal 2000 compared to $35.1 million in fiscal 1999. Dilutive earnings per share were $3.47 in fiscal 2000 compared to $2.64 in fiscal 1999. Net earnings were up from fiscal 1999 due to moderately higher sales volumes, operating profit improvements in the residential segment, and lower levels of corporate spending.

FISCAL 1999 COMPARED WITH FISCAL 1998 - Net earnings were $35.1 million in fiscal 1999 compared to $4.1 million in fiscal 1998. Dilutive earnings per share were $2.64 in fiscal 1999 compared to $0.31 in fiscal 1998. Net earnings were up significantly from fiscal 1998 due to increased sales, improved manufacturing efficiencies, and lower restructuring and other unusual expense.

FINANCIAL POSITION

WORKING CAPITAL
Average working capital for fiscal 2000 was $240.7 million compared to $226.6 million for fiscal 1999, an increase of 6.2 percent. Average working capital as a percent of sales was 18.0 percent in fiscal 2000 and 17.8 percent in fiscal 1999. The increase in average working capital was due primarily to higher average net accounts receivable related to higher sales and higher average inventory due to continued manufacturing capacity constraints experienced during fiscal 2000. These increases also resulted in higher average short-term debt in fiscal 2000.
   The company expects that average working capital in fiscal 2001 will increase compared to fiscal 2000 due to higher planned sales volumes that are anticipated to increase average levels of net accounts receivable.

LONG-TERM ASSETS
Long-term assets at October 31, 2000 were $269.2 million compared to $255.4 million at October 31, 1999, an increase of $13.8 million. Net property, plant, and equipment increased by $8.7 million due to higher spending on capital equipment and tooling. Goodwill and other assets increased $4.1 million over fiscal 1999 mainly as a result of payment of a final contingent payment in connection with the company's acquisition of Exmark in fiscal 1998 plus the acquisition of the operating assets of Sitework Systems, Inc. These increases were somewhat offset by the valuation charge related to the write-down for the company's investment in a technology company.

CAPITAL STRUCTURE
Long-term debt at October 31, 2000 was $194.5 million compared to $196.2 million at October 31, 1999, a decrease of $1.7 million. The total debt to capital ratio was 39.4 percent in fiscal 2000 compared to 47.5 percent in fiscal 1999. The decrease in debt to capital ratio was mainly due to higher levels of equity slightly offset by an increase in working capital at October 31, 2000 compared to October 31, 1999.
   Total capitalization at October 31, 2000 consisted of $194.5 million of long-term debt, $11.6 million of short-term debt, and $317.2 million of stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow. Cash provided by operating activities increased by $43.9 million from fiscal 1999 due primarily to higher net earnings and lower levels of net accounts receivable and inventory due to improved asset management during the fourth quarter of fiscal 2000.
   Cash used in investing activities increased by $7.2 million in fiscal 2000 due to increased purchases of property, plant, and equipment. Capital expenditures for fiscal 2001 are planned to be approximately $8 million higher than fiscal 2000 for additional investments in manufacturing equipment and tooling. It is anticipated that fiscal 2001 capital expenditures will be financed primarily with funds from operations.
   Cash used in financing activities increased $57.0 million from fiscal 1999 due mainly to a decrease in short-term debt at October 31, 2000 compared to short-term debt at October 31, 1999 and fewer repurchases of common stock in fiscal 2000.
   Cash and cash equivalents were $11.0 million less at October 31, 2000 compared to October 31, 1999 due to the timing of fiscal 1999 year end. Fiscal 1999 ended on a Sunday, which meant that cash received on Saturday could not be utilized to pay down short-term debt until the new fiscal year. This decrease also contributed to a decline in short-term debt at October 31, 2000 compared to October 31, 1999.
   Management believes that the combination of funds available through its existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases in the next fiscal year.

Share Repurchase Plan. On January 20, 2000, the Board of Directors authorized the company to repurchase an additional 1.0 million shares of common stock. At October 31, 2000, approximately 742,000 shares remained authorized for repurchase. This repurchase program provides shares for use in connection with acquisitions and employee compensation plans so that outstanding shares are kept constant and the impact on net earnings per share of issuing such shares is minimal.

   In fiscal 2000, the company repurchased 511,138 shares of common stock on the open market for $17.1 million at an average price of $33.37 per share. The company repurchased 876,800 shares for $29.2 million in fiscal 1999 at an average price of $33.26 per share and 100,000 shares for $1.7 million in fiscal 1998.

Credit Lines and Other Capital Resources. The company's U.S. seasonal working capital requirements are funded with $269.8 million of committed unsecured bank credit lines. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit of $15.2 million. The company also has bankers' acceptance agreements under which an additional $40.0 million of credit lines are available. At October 31, 2000, the company had $313.4 million of unutilized availability under these credit lines. Average borrowing under these lines was $135.3 million in fiscal 2000 and $121.8 million in fiscal 1999. The increase in average short-term debt was mainly the result of higher average net accounts receivable and inventory during fiscal 2000. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the current loan agreements.
   The company's business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to the company's customers, and decreasing between May and December when payments become due. The company's peak borrowing usually occurs between February and May. Seasonal working capital requirements are financed primarily with short-term financing arrangements described above.

INFLATION
The company is subject to the effects of changing prices. In fiscal 2000, the company began experiencing some signs of inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts and introducing slight price increases. However, no significant price increases are planned for fiscal 2001 because of competitive pressures.

ACQUISITIONS
In fiscal 2000, Toro acquired the operating assets of Sitework Systems, Inc., a nationwide domestic manufacturer's sales representative of the Dingo compact utility loader. In fiscal 2001, Toro plans to distribute this product directly to dealers through the newly acquired sales force.
   In fiscal 2000, the company completed the purchase of two distribution companies. These companies distribute turf maintenance and creation products to the professional and residential markets.

   In fiscal 1999, the company completed the purchase of two Midwest-based distributors and signed an agreement to purchase a third Midwest-based distributor, which was completed in the first quarter of fiscal 2000 as described above. All of these companies distribute products to the professional market, and two distribute products to the residential market.
   In fiscal 1999, Toro also became an equity partner in ProShot Golf, Inc. (ProShot). ProShot is a California-based provider of information and communication products to the golf industry, featuring Global Positioning Satellite (GPS)-based measurement and course management systems, primarily for golf carts. In fiscal 2000, ProShot agreed to be acquired by Inforetech Wireless Technology, Inc. (Inforetech), a Canadian public company. Toro expects to receive shares in Inforetech in exchange for its equity position in ProShot.
   In fiscal 1999, Toro also purchased the assets of Multi-Core Aerators Limited, a European provider of large turf aeration equipment. Multi-Core Aerators augmented Toro's full-line of turf aeration equipment. Toro also acquired the technology and manufacturing rights for battery-operated valves and remote hand-held controllers for irrigation products from a French manufacturer. The technology was incorporated into both the Toro and Irritrol Systems product lines.

MARKET CONDITIONS AND OUTLOOK
Toro expects most of its markets to continue to be healthy in 2001. Although Toro has taken measures to minimize the effects of weather and economic conditions, unfavorable weather patterns or a slowdown of economic growth could have a negative impact on financial performance.

Professional Markets. Toro's professional markets are generally healthy with good growth potential. The landscape industry is very robust, and Toro's multi-brand strategy is well-positioned to strengthen Toro's market leader position. Toro and Exmark maintenance equipment lead the market with high product quality and innovation combined with strong distributor/dealer networks focused on excellent customer relationships. Toro's commercial grounds business has performed well and is positioned to grow in 2001, particularly in the sports field market. Toro's Sitework Systems equipment line has made a significant impact on the landscape creation market and is expected to continue to expand into rental and contractor markets in fiscal 2001. In addition, this product line was changed to direct-to-dealer distribution in 2001, which is expected to benefit sales long term. Demand for contractor-installed or residential/commercial irrigation products is strong, but product quality problems with the Toro brand hampered Toro's ability to capitalize on this growth. Toro restructured its irrigation business in 2000 and expects improvement in sales to this market beginning in 2001.

   The golf course industry continues to grow, but at a slower pace than the rapid rate of the past few years. Toro's worldwide golf course equipment business is expected to continue to be strong in 2001. In golf course irrigation, Toro is developing and focusing on the golf course renovation market to complement its current business. Existing courses want to stay competitive with new courses in amenities and new technologies, particularly in watering systems and conservation. Toro partnered with the Society of Golf Course Architects to pioneer Remodeling University, a series of sessions hosted by the world's top golf course architects aimed at providing guidance on renovating golf courses. Toro believes this will be a market with substantial new business over the coming years.
   The growth potential of the agricultural irrigation industry is promising despite competitive pricing pressures. Toro remains committed to being a vital supplier of water management products for this growing industry.
   Toro introduced the greatest number of new products in its history in 2000, and will continue this tradition of innovation in 2001 with several new products, including the new Toro Flex 21(TM) greensmower for the golf industry.

Residential Markets. Toro's residential business segment continued to perform well in 2000, although sales declined slightly due to the discontinuance of several low margin product lines. Toro's Personal Pace mower, first introduced in fiscal 1999, experienced an expected slight decline in sales in fiscal 2000. However, Toro expects the market for Toro Personal Pace(R) and Lawn-Boy lawn mowers to improve slightly in 2001, assuming favorable weather patterns. Toro took quick corrective action in two product issues involving lawn mowers and issued recalls. Based on its longstanding consumer safety practices, Toro pledged to follow the ten safety principles that qualified the company for membership in the Consumer Product Safety Commission's prestigious Product Safety Circle.
   Toro's riding products are expected to have strong growth in 2001 due primarily to the introduction of two new product lines, both extensions of successful Toro commercial products. The first is the Toro Time Cutter(TM), a consumer version of the popular Toro Z Master zero turning radius mower. The mower has all the amenities offered to the professional landscape contractor. The other is the Toro Twister, a residential version of Toro's mid-duty utility vehicle used by grounds keepers and golf course superintendents.
   The home solutions product line, consisting of electric and battery trimmers, and electric blowers and blower vacuums, had strong sales in fiscal 2000. Outlets added during fiscal 2000 should add to growth prospects in 2001. Also, the DIY irrigation product line, sold through home centers, did well in 2000. A new line of these products featuring micro-drip irrigation is expected to contribute to sales growth in fiscal 2001.
   The Toro brand of snowthrowers did moderately well in 2000 despite low snowfalls in key markets during the 1999-2000 winter season. In fiscal 2001, Toro introduced the Toro Snow Commander(TM), the first new snowthrower innovation in the market in 12 years. Toro believes demand for the Toro Snow Commander(TM) will have a positive effect on the 2001-2002 snow season.
   International sales are expected to grow at a modest rate for both the residential and professional segments, reflecting continued acceptance of new products introduced over the past two years. Strong demand for commercial equipment, landscape contractor mowing products, and irrigation and agricultural irrigation systems is expected to positively impact professional sales in 2001. International residential sales of Toro Personal Pace lawn mowers and riding products are expected to continue to do well in 2001. Company performance will be affected somewhat by ongoing foreign currency fluctuations, as Toro supports its distributor network overseas to equalize the currency effects, as needed.
   Overall, Toro expects balanced growth in fiscal 2001, absent a slow down of economic growth and unusual weather patterns, and has a goal to achieve the following:
- Earnings 12 to 15 percent above fiscal 2000,
- Revenues 8 to 10 percent above fiscal 2000,
- Gross margin between 37 and 38 percent,
- Operating expenses to increase 7 to 10 percent, in dollars, above fiscal
  2000,
- A tax rate of 37 percent in fiscal 2001.

MARKET RISK
Toro is exposed to market risk stemming from changes in foreign exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in the company's net earnings and cash flows. In the normal course of business, Toro actively manages the exposure of certain market risks by entering into various hedging transactions, authorized under company policies that place controls on these activities. The company's hedging transactions involve the use of a variety of derivative instruments. Toro uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading or speculative purposes.

Foreign Exchange Rate Risk. The company is exposed to foreign currency exchange risk arising from transactions experienced in the normal course of business. To mitigate the risk from foreign currency exchange rate fluctuations in those transactions, the company will generally enter into forward currency exchange contracts for the purchase or sale of a currency. Decisions on whether to use such forward currency exchange contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. These contracts are managed to reduce the risk associated with the exposure being hedged. Accordingly, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. The company's primary exchange rate exposure is with the euro, the Japanese yen, the Australian dollar, and the Canadian dollar against the U.S. dollar. Gains and losses on foreign currency contracts are recorded in the Consolidated Statements of Earnings and Comprehensive Income.
   The following forward exchange contracts held by the company have maturity dates in fiscal 2001. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at October 31, 2000 were as follows:

==============================================================================================
                                                     Average                    Fair Value
Dollars in thousands                              Contracted    Notional        Impact Gain
(except average contracted rate)                      Rate      Amount          (Loss)
----------------------------------------------------------------------------------------------
BUY U.S. $/SELL AUSTRALIAN DOLLAR                     .5966     $10,112.5        $1,316.2
BUY U.S. $/SELL CANADIAN DOLLAR                      1.4590       9,218.4           343.8
BUY U.S. $/SELL EURO                                  .8834       1,766.7            54.1
BUY U.S. $/SELL JAPANESE YEN                       108.5000         184.3             0.5
BUY AUSTRALIAN DOLLAR/SELL U.S. $                     .5240       3,976.7           (39.6)
BUY EURO/SELL U.S. $                                  .8414       1,935.3            17.0
BUY JAPANESE YEN/SELL U.S. $                       102.9820       7,695.5          (257.4)
BUY MEXICAN PESO/SELL U.S. $                         9.9389       1,207.4           (14.8)
==============================================================================================

Interest Rate Risk. The company's interest rate exposure results from short-term rates, primarily LIBOR-based debt from commercial banks. Toro currently does not use interest rate swaps to mitigate the impact of fluctuations in interest rates because the existing agreement is favorable compared to similar types of borrowing arrangements at current market credit spreads based on points over LIBOR. At October 31, 2000, the financial liabilities of the company with exposure to changes in interest rates consisted mainly of $11.6 million of short-term debt outstanding. Assuming a hypothetical increase of 1 percent (100 basis points) in short-term interest rates, with all other variables remaining constant including the average balance of short-term debt outstanding during fiscal 2000, interest expense would have increased $1.4 million in fiscal 2000. Included in long-term debt is $194.5 million of fixed-rate debt, which is not subject to interest rate risk. At October 31, 2000, the estimated fair value of long-term debt with fixed interest rates was $189.9 million compared to its carrying value of $194.5 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Assuming a hypothetical increase of 1 percent (100 basis points) in applicable interest rates, the estimated fair value of long-term debt would decrease by $13.8 million.

Commodities. Certain raw materials used in the company's products are exposed to commodity price changes. Toro manages this risk by using long-term agreements with some vendors. The primary commodity price exposures are with aluminum, steel, and plastic resin.

EURO CURRENCY
The European Monetary Union (EMU) is in the last full year of a three-year transition phase during which a common currency (the "euro") was introduced in participating countries. This new currency is being used for financial transactions and will progressively replace the old national currencies, which are to be withdrawn by July 2002. During the transition to the euro, companies and public administrations have been changing budgetary, accounting, contractual, and fiscal systems while using parallel currencies and converting legacy data. Uncertainty continues as to what effects the conversion to the euro will have on the marketplace. One anticipated effect will be more transparent price differences on goods in European countries.
   Significant issues for the company arising from the transition are price competition on Toro distributor and Toro direct sales, and the possible need for and cost of currency support for Toro distributors in the European Union. Current concerns include currency swings and instability in the rate of exchange between the euro and the U.S. dollar. Beginning in December 1999, Toro implemented euro-hedging plans that consolidate the net cash flow from its European subsidiaries and other European offices.
   The company is planning to convert to a new operating business system for its European subsidiaries, which has delayed plans to begin parallel reporting with the current functional currency of the European subsidiaries and euros to late fiscal 2001. Beginning in fiscal 2002, these European subsidiaries are expected to be fully transitioned from their old national currencies to the euro, reflecting euros on invoices to customers and euro statutory reporting.
   Based on evaluation to date, management currently believes that while the company will incur internal and external costs to adjust to the euro, such costs are not expected to have a significant impact on operations, cash flows, or the financial condition of the company and its subsidiaries taken as a whole in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Market Risk," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The Stockholders and Board of Directors
The Toro Company:

Management is responsible for the integrity and objectivity of the financial information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, the financial statements reflect estimates based on management judgement.
   Established accounting procedures and related systems of internal control provide reasonable assurance that assets are safeguarded, transactions are appropriately authorized and included in the financial records in all material aspects, and that policies and procedures are implemented by qualified personnel. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from independent auditors.
   Our independent auditors, KPMG LLP, in their audit of The Toro Company's consolidated financial statements, considered the internal control structure of the company to gain a basic understanding of the accounting system in order to design an effective and efficient audit approach, not for the purpose of providing assurance on the system of internal control.
   The Audit Committee, comprised of members of the Board of Directors who are not employees of the company, meets periodically with the independent auditors and management of the company to monitor the functioning of the accounting control systems and discuss auditing and financial reporting matters.
   The Audit Committee recommends the selection of the independent auditors, who are then appointed by the board of directors, subject to ratification by the shareholders.
   The independent auditors conduct an independent audit of the consolidated financial statements.

/s/ KENDRICK B. MELROSE
Kendrick B. Melrose
Chairman of the Board and Chief Executive Officer


/s/ STEPHEN P. WOLFE
Stephen P. Wolfe
Vice President Finance, Treasurer and Chief Financial Officer




INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of earnings and comprehensive income, and cash flows for each of the years in the three year period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                              /s/ KPMG LLP

Minneapolis, Minnesota
December 4, 2000

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME

====================================================================================================================================
(Dollars and shares in thousands, except per share data) Years ended October 31       2000                1999           1998
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                       $ 1,336,924           $ 1,274,997    $ 1,110,434
COST OF SALES                                                                       844,861               815,408        726,118
------------------------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT                                                                     492,063               459,589        384,316
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                                        394,858               382,969        345,558
RESTRUCTURING AND OTHER UNUSUAL EXPENSE                                                --                   1,732         15,042
------------------------------------------------------------------------------------------------------------------------------------
   EARNINGS FROM OPERATIONS                                                          97,205                74,888         23,716
INTEREST EXPENSE                                                                    (26,414)              (23,913)       (25,428)
OTHER INCOME, NET                                                                     1,091                 6,498          8,473
------------------------------------------------------------------------------------------------------------------------------------
   EARNINGS BEFORE INCOME TAXES                                                      71,882                57,473          6,761
PROVISION FOR INCOME TAXES                                                           26,597                22,414          2,671
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                    $    45,285           $    35,059    $     4,090
====================================================================================================================================

BASIC NET EARNINGS PER SHARE OF COMMON STOCK                                    $      3.55           $      2.72    $      0.32
====================================================================================================================================

DILUTIVE NET EARNINGS PER SHARE OF COMMON STOCK                                 $      3.47           $      2.64    $      0.31
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING-
   BASIC                                                                             12,770                12,879         12,794
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING-
   DILUTIVE                                                                          13,058                13,278         13,198
====================================================================================================================================

COMPREHENSIVE INCOME:
NET EARNINGS                                                                    $    45,285           $    35,059    $     4,090
OTHER COMPREHENSIVE LOSS                                                             (3,837)               (1,255)        (1,448)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                            $    41,448           $    33,804    $     2,642
====================================================================================================================================


The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

====================================================================================================================================
(Dollars in thousands, except per share data) October 31                                                  2000               1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
   CASH AND CASH EQUIVALENTS                                                                        $      978            $  11,960
   RECEIVABLES, NET:
     CUSTOMERS (NET OF $4,571 AT OCTOBER 31, 2000 AND $7,223 AT
       OCTOBER 31, 1999 FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS)                                           255,850              265,331
     OTHER                                                                                               6,634                3,013
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL RECEIVABLES, NET                                                                          262,484              268,344
------------------------------------------------------------------------------------------------------------------------------------
   INVENTORIES, NET                                                                                    194,926              204,430
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                            12,065                6,116
   DEFERRED INCOME TAXES                                                                                39,714               40,892
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                                            510,167              531,742
------------------------------------------------------------------------------------------------------------------------------------
   PROPERTY, PLANT, AND EQUIPMENT:
     LAND AND LAND IMPROVEMENTS                                                                         12,714               12,397
     BUILDINGS AND LEASEHOLD IMPROVEMENTS                                                               88,485               85,244
     EQUIPMENT                                                                                         282,298              256,167
------------------------------------------------------------------------------------------------------------------------------------
       SUBTOTAL                                                                                        383,497              353,808
       LESS ACCUMULATED DEPRECIATION                                                                   250,645              229,636
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL PROPERTY, PLANT, AND EQUIPMENT                                                            132,852              124,172
------------------------------------------------------------------------------------------------------------------------------------
   DEFERRED INCOME TAXES                                                                                 9,883                8,876
   GOODWILL AND OTHER ASSETS                                                                           126,488              122,388
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                                   $779,390             $787,178
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT PORTION OF LONG-TERM DEBT                                                                  $     38             $    637
   SHORT-TERM DEBT                                                                                      11,587               56,461
   ACCOUNTS PAYABLE                                                                                     65,340               65,543
   ACCRUED WARRANTIES                                                                                   55,985               51,866
   ACCRUED ADVERTISING AND MARKETING PROGRAMS                                                           36,332               36,820
   ACCRUED COMPENSATION AND BENEFIT COSTS                                                               55,992               54,992
   OTHER ACCRUED LIABILITIES                                                                            35,618               39,486
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                                       260,892              305,805
------------------------------------------------------------------------------------------------------------------------------------
   LONG-TERM DEBT, LESS CURRENT PORTION                                                                194,457              195,600
   OTHER LONG-TERM LIABILITIES                                                                           6,823                6,110
   STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $1.00, AUTHORIZED 35,000,000 SHARES, ISSUED AND
       OUTSTANDING 12,569,194 SHARES AT OCTOBER 31, 2000 (NET OF 938,861
       TREASURY SHARES) AND
       12,569,309 SHARES AT OCTOBER 31, 1999 (NET OF 938,746 TREASURY SHARES)                           12,569               12,569
     ADDITIONAL PAID-IN CAPITAL                                                                         47,540               45,343
     RETAINED EARNINGS                                                                                 268,727              229,532
     ACCUMULATED COMPREHENSIVE LOSS                                                                    (11,618)              (7,781)
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                                      317,218              279,663
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $779,390             $787,178
====================================================================================================================================

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

====================================================================================================================================
(Dollars in thousands) Years ended October 31                                                2000         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                                          $  45,285    $  35,059    $   4,090
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   PROVISION FOR DEPRECIATION AND AMORTIZATION                                              38,151       39,105       37,040
   WRITE-DOWN OF AN INVESTMENT                                                               4,106           --           --
   LOSS ON DISPOSAL OF PROPERTY, PLANT, AND EQUIPMENT                                          119          193          789
   CHANGE IN DEFERRED INCOME TAXES                                                             171       (7,008)       1,229
   TAX BENEFITS RELATED TO EMPLOYEE STOCK OPTION TRANSACTIONS                                  337          573          491
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     RECEIVABLES, NET                                                                         (989)     (23,093)      26,391
     INVENTORIES, NET                                                                       18,538      (12,603)     (12,755)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                              (5,915)       8,563       (3,629)
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                   5,749       20,823       15,448
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                           105,552       61,612       69,094
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT, AND EQUIPMENT                                             (39,934)     (29,842)     (33,893)
   PROCEEDS FROM DISPOSAL OF PROPERTY, PLANT, AND EQUIPMENT                                  2,907          541        3,956
   INCREASE IN INVESTMENTS IN AFFILIATES                                                    (1,006)      (3,017)        (944)
   (INCREASE) DECREASE IN OTHER ASSETS                                                      (3,319)        (769)          15
   ACQUISITIONS, NET OF CASH ACQUIRED                                                       (3,014)      (4,067)     (17,173)
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                               (44,366)     (37,154)     (48,039)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (REPAYMENTS) INCREASE IN SHORT-TERM DEBT                                                (48,263)      20,841      (10,000)
   REPAYMENTS OF LONG-TERM DEBT                                                             (1,845)      (1,578)      (3,808)
   INCREASE (DECREASE) IN OTHER LONG-TERM LIABILITIES                                          648          572          (50)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                   4,275        4,133        2,219
   PURCHASES OF COMMON STOCK                                                               (17,056)     (29,165)      (1,724)
   DIVIDENDS ON COMMON STOCK                                                                (6,090)      (6,136)      (6,162)
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN FINANCING ACTIVITIES                                               (68,331)     (11,333)     (19,525)
------------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                     (3,837)      (1,255)      (1,448)
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (10,982)      11,870           82
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE FISCAL YEAR                                   11,960           90            8
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE FISCAL YEAR                                      $     978    $  11,960    $      90
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE FISCAL YEAR FOR:
     INTEREST                                                                            $  26,716    $  24,090    $  24,363
     INCOME TAXES                                                                           29,162       21,838        3,345
   STOCK ISSUED IN CONNECTION WITH ACQUISITIONS AND STOCK COMPENSATION PLANS                14,641       13,055       24,770
   DEBT ISSUED IN CONNECTION WITH AN ACQUISITION                                                --           --       15,761
====================================================================================================================================

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

NATURE OF OPERATIONS
The principal business of The Toro Company and all wholly owned and majority-owned domestic and foreign subsidiaries ("Toro" or "the company") is the development, manufacture, and selling of outdoor beautification equipment and systems used in the residential and professional markets. Toro products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet.

BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the company. The company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate and other investments (less than 20 percent ownership) are recorded at cost. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

CASH AND CASH EQUIVALENTS
The company considers all highly liquid investments purchased with a maturity of 3 months or less to be cash equivalents. At October 31, 2000, the company had $2,380,000 included in trade payables that represented the reclassification of outstanding checks in excess of related bank balances. There were no such amounts on October 31, 1999.

INVENTORIES
Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

   Inventories at October 31 were as follows:



===============================================================================
(Dollars in thousands)                                  2000        1999
-------------------------------------------------------------------------------
RAW MATERIALS AND WORK IN PROGRESS                  $101,784    $104,676
FINISHED GOODS                                       132,526     142,028
-------------------------------------------------------------------------------
                                                     234,310     246,704
LESS LIFO AND OTHER RESERVES                          39,384      42,274
-------------------------------------------------------------------------------
TOTAL                                               $194,926  $  204,430
===============================================================================



PROPERTY AND DEPRECIATION
Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally amortized over 3 to 5 years using the units of production method. Expenditures for major renewals and betterments, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the years ended October 31, 2000 and 1999, the company capitalized $587,000 and $156,000 of interest, respectively.
   In fiscal 2000, the company adopted the Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software and web site costs are generally amortized over 2 to 5 years utilizing the straight-line method. In fiscal 2000, the company capitalized $4,312,000 and amortized $294,000 related to software and web site costs developed or obtained for internal use. All software and web site costs prior to the adoption of SOP 98-1 in fiscal 2000 were expensed at the time of purchase or related costs incurred.

GOODWILL
Goodwill is amortized on a straight-line basis over periods ranging from 3 to 20 years. Goodwill totaled $109,347,000 and $101,986,000 at October 31, 2000 and 1999, respectively, net of accumulated amortization of $33,807,000 at October 31, 2000 and $25,329,000 at October 31, 1999.

IMPAIRMENT OF LONG-LIVED ASSETS
The company reviews long-lived assets, including identifiable intangibles and associated goodwill, for impairment when events or changes in circumstances warrant such a review. An asset is deemed impaired and written down to its fair value if expected associated undiscounted future cash flows are less than its carrying value.

ACCRUED WARRANTIES
The company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales by product line and specific known future costs.

FOREIGN CURRENCY EXCHANGE CONTRACTS
Forward exchange contracts are used to hedge certain foreign currency transactions and forecasted sales and purchases denominated in foreign currencies. These financial exposures are managed in accordance with the company's policies and procedures. The company does not hold or issue derivative financial instruments for speculative or trading purposes. Foreign currency exchange contract gains and losses are included in other income, net, on the Consolidated Statements of Earnings and Comprehensive Income.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
The functional currency of the company's foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders' equity, captioned accumulated comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net, on the Consolidated Statements of Earnings and Comprehensive Income.

COMPREHENSIVE INCOME
Accumulated comprehensive income for the company consists of net earnings and foreign currency translation adjustments. Foreign currency translation adjustments are captioned as other comprehensive loss in the Consolidated Statement of Earnings and Comprehensive Income.

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and provide pro forma footnote disclosures under the fair value method in SFAS No. 123. The company continues to apply the principles of APB No. 25 and has provided pro forma fair value disclosures in
Note 9.

ACCOUNTING FOR REVENUES
Revenue is recognized at the time products are shipped to customers. Freight revenue billed to customers and expenses incurred for shipping products to customers are reported as part of net sales.

ADVERTISING
General advertising expenditures and the related production are expensed in the period in which costs are incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the program established for various product lines. Advertising costs were $34,751,000, $36,209,000, and $36,055,000 for the fiscal years ended 2000, 1999, and 1998, respectively.

COST OF FINANCING DISTRIBUTOR/DEALER INVENTORY
The company enters into certain inventory repurchase agreements with third party financing companies. The company records sales when product is shipped to distributors, and the distributors then sell product to dealers. The company has repurchased only immaterial amounts of inventory from third party financing companies over the last three years. Any expected costs of repurchasing inventory has been provided for in the allowance for doubtful accounts. At October 31, 2000, the company was contingently liable to repurchase $3,695,665 of inventory relating to receivables under these financing arrangements.
   Included in selling, general, and administrative expense are costs associated with programs in which the company shares the expense of financing distributor and dealer inventories. This charge represents interest for a pre-established length of time at a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to enable customers to buy inventory. The financing costs for distributor and dealer inventories were $8,586,000, $8,497,000, and $10,499,000 for the fiscal years ended 2000, 1999, and 1998, respectively.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has reflected the necessary deferred tax asset/liability in the accompanying balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and to a lesser extent, future taxable income.

NET EARNINGS PER SHARE
Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares. Dilutive net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding, such as common stock to be issued upon exercise of options, contingently issuable shares, and assumed issuance of restricted shares.

   Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

BASIC
===============================================================================
Years ended October 31                        2000         1999         1998
-------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   OUTSTANDING                          12,708,342   12,752,700   12,794,128
ASSUMED ISSUANCE OF
   CONTINGENT SHARES                        61,393      126,591            -
-------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   AND ASSUMED ISSUANCE OF
   CONTINGENT SHARES                    12,769,735   12,879,291   12,794,128
===============================================================================
DILUTIVE
===============================================================================
Years ended October 31                        2000         1999         1998
-------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   AND ASSUMED ISSUANCE OF
   CONTINGENT SHARES                    12,769,735    12,879,291  12,794,128
ASSUMED CONVERSION OF STOCK
   OPTIONS, CONTINGENTLY
   ISSUABLE SHARES, AND
   ASSUMED ISSUANCE OF
   RESTRICTED SHARES                       288,140       398,306     403,548
-------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK,
   ASSUMED ISSUANCE OF
   CONTINGENT AND RESTRICTED
   SHARES, CONTINGENTLY ISSUABLE
   SHARES, AND ASSUMED CONVERSION
   OF OPTIONS OUTSTANDING               13,057,875    13,277,597  13,197,676
===============================================================================

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION
Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 will be effective for the company in the fourth quarter of fiscal year 2001. Toro is currently evaluating the impact of SAB 101 on its financial condition and results of operations.
   During fiscal 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The company adopted the new standard in the first quarter of fiscal year 2001. The adoption of SFAS 133 did not have a significant impact on the company's financial condition or results of operations.


2  BUSINESS ACQUISITIONS, INVESTMENTS IN AFFILIATES, AND DIVESTITURES

In fiscal 2000, Toro acquired the operating assets of Sitework Systems, Inc., a nationwide domestic manufacturer's sales representative of the Dingo compact utility loader. In fiscal 2001, Toro plans to distribute this product directly to dealers through the newly acquired sales force.
   In fiscal 2000, the company completed the purchase of two distribution companies, including one for which an irrevocable purchase agreement was signed in fiscal 1999. These companies distribute product to the professional and residential markets.
   In fiscal 1999, the company completed the purchase of two Midwestern-based distributors and signed an irrevocable purchase agreement referred to above. All of these companies distribute products to the professional market, and two distribute products to the residential market.
   In fiscal 1999, Toro became an equity partner in ProShot Golf, Inc. (ProShot). ProShot is a California-based provider of information and communication products to the golf industry, featuring Global Positioning Satellite (GPS)-based measurement and course management systems, primarily for golf carts. In fiscal 2000, ProShot agreed to be acquired by Inforetech Wireless Technology, Inc. In fiscal 2000, Toro recorded a valuation charge of $4,106,000 related to the write-down of this investment.
   In fiscal 1999, Toro purchased the assets of Multi-Core Aerators Limited, a European provider of large turf aeration equipment. Toro also acquired the technology and manufacturing rights for battery-operated valves and remote hand-held controllers for irrigation products from a French manufacturer. The technology was incorporated into both the Toro and Irritrol Systems product lines.

   In fiscal 1998, the company completed the acquisition of Exmark, a leading manufacturer of equipment for the professional landscape contractor industry. Under the terms of the purchase agreement, the company was required to make contingent payments to Exmark shareholders if Exmark's post-acquisition earnings and sales growth from November 1, 1997 through October 31, 1999 exceeded minimum levels established in the purchase agreement. The company issued 309,309 shares of Toro Common Stock valued at $10.5 million and paid $1.6 million of cash in January 2000 related to the fiscal 1999 contingent payment. No further amounts will be due under this agreement.
   The acquisitions described above, except for the equity investment in ProShot, were accounted for using the purchase accounting method. Accordingly, the purchase price was allocated based on the estimated fair values of assets acquired and liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill, and is being amortized on a straight-line basis over a 5 to 20 year period.
   During fiscal 1999, Toro sold the licensing rights and certain assets of its outdoor lighting business. The company also completed the sale of its professional fertilizer and recycling equipment businesses.


3  SPECIAL CHARGES

In fiscal 1999, the company recorded a restructuring charge of $3,118,000 for asset write-downs and severance costs for management, sales force changes, and plant employees related to the closure of an Australian manufacturing facility. Other unusual expense was reduced by $1,386,000, relating to the reversal for the unused portion of the one-time residential marketing programs accrued in fiscal 1998 discussed below. Restructuring expense included approximately $1,549,000 of cash charges primarily related to severance costs, and approximately $1,569,000 of net non-cash charges related to the write-down of assets.
   In fiscal 1998, the company recorded a charge of $15,042,000 for restructuring and other unusual expense. The restructuring charges of $5,770,000 consisted of $4,359,000 for the severance and asset write-down related to the closure of two manufacturing facilities and $1,411,000 for other severance costs. Other unusual expense consisted of $5,321,000 for the impairment loss related to the expected sale of the recycling equipment business and portions of the professional fertilizer business, and $3,951,000 for special marketing programs. These programs consisted of one-time rebates and co-op advertising credits designed to reduce certain residential field inventories by providing incentives to increase retail sales in preparation for anticipated changes in warehousing and transportation. Restructuring and other unusual expense included approximately $8,600,000 of cash charges primarily related to severance and marketing programs, and approximately $6,400,000 of non-cash charges related to the write-down of assets.
   At October 31, 1998, the company had $10,716,000 of restructuring and other unusual expense remaining in other accrued liabilities. During fiscal 1999, the company utilized or reversed $11,565,000 of these reserves and accrued an additional $3,118,000 of restructuring charges, leaving $2,269,000 remaining in accrued liabilities for restructuring and other unusual expense at October 31, 1999. During fiscal 2000, the company utilized $922,000 of these reserves, leaving $1,347,000 remaining in accrued liabilities for restructuring and other unusual expense at October 31, 2000. The company expects these reserves to be utilized when its closed facilities available for sale are sold.


4  OTHER INCOME, NET

Other income (expense) is as follow:



===============================================================================
(Dollars in thousands)

Years ended October 31                  2000            1999            1998
-------------------------------------------------------------------------------
INTEREST INCOME                      $   788         $ 2,015          $  853
GROSS FINANCE CHARGE REVENUE           5,460           4,082           4,489
ROYALTIES                              1,433           1,930           1,815
FOREIGN CURRENCY LOSSES               (4,949)         (1,691)           (602)
INSURANCE RECOVERY, NET                2,208               -               -
INVESTMENT VALUATION CHARGE           (4,106)              -               -
MISCELLANEOUS                            257             162           1,918
-------------------------------------------------------------------------------
TOTAL                                 $1,091          $6,498        $  8,473
===============================================================================


5  SHORT-TERM CAPITAL RESOURCES

At October 31, 2000, the company had available committed unsecured lines of credit with domestic banks in the aggregate of $269,750,000. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the current loan agreements. Most of these agreements also require the company to pay a fee of 0.175 - 0.200 percent per year on the available lines of credit, which is included in interest expense. The company also has bankers' acceptance agreements under which an additional $40,000,000 of credit lines are available. The company's non-U.S. operations maintain unsecured short-term lines of credit of $15,246,000. These facilities bear interest at various rates depending on the rates in their respective countries of operation.

   The company had $11,587,000 outstanding at October 31, 2000 and $56,461,000 outstanding at October 31, 1999 under these lines of credit. The weighted average interest rate on short-term debt outstanding at October 31, 2000 and 1999 was 7.25 percent and 5.82 percent, respectively.


6  LONG-TERM DEBT

A summary of long-term debt is as follows:



===============================================================================
(Dollars in thousands) October 31                       2000            1999
-------------------------------------------------------------------------------
INDUSTRIAL REVENUE BOND
   WITH VARIOUS INTEREST RATES                       $     -         $ 1,565
7.000% NOTES, DUE FEBRUARY 17, 2003                   15,761          15,761
7.125% NOTES, DUE JUNE 15, 2007                       75,000          75,000
INDUSTRIAL REVENUE BOND DUE
   NOVEMBER 1, 2017 AT 4.500%                          3,600           3,600
7.800% DEBENTURES, DUE JUNE 15, 2027                 100,000         100,000
OTHER                                                    134             311
-------------------------------------------------------------------------------
                                                     194,495         196,237
LESS CURRENT PORTION                                      38             637
-------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT PORTION                $194,457        $195,600
===============================================================================


   In connection with the issuance in June 1997 of the $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. At the inception of one of the swap agreements, the company had received payments, which were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. At the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the new debt securities issued.
   Principal payments required on long-term debt in each of the next five years ending October 31 are as follows: 2001, $38,000; 2002, $53,000; 2003,
$15,782,000; 2004, $22,000; 2005, $0; and after 2005, $178,600,000.



7  INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

===============================================================================
Years ended October 31                   2000           1999            1998
-------------------------------------------------------------------------------
STATUTORY FEDERAL INCOME TAX RATE        35.0%          35.0%           35.0%
INCREASE (REDUCTION) IN INCOME
   TAXES RESULTING FROM:
BENEFITS FROM FOREIGN SALES
   CORPORATION                           (3.2)          (3.0)          (17.6)
STATE AND LOCAL INCOME TAXES,
   NET OF FEDERAL INCOME TAX BENEFIT      1.3            2.8             1.7
EFFECT OF FOREIGN SOURCE INCOME           0.8            0.1           (10.0)
GOODWILL AMORTIZATION                     3.0            3.5            26.0
OTHER, NET                                0.1            0.6             4.4
-------------------------------------------------------------------------------
CONSOLIDATED EFFECTIVE TAX RATE          37.0%          39.0%           39.5%
===============================================================================

   Components of the provision for income taxes are as follows:

===============================================================================
(Dollars in thousands)
Years ended October 31                  2000            1999            1998
-------------------------------------------------------------------------------
CURRENT:
   FEDERAL                           $21,414         $25,864          $4,558
   STATE                               1,387           3,342             345
-------------------------------------------------------------------------------
   CURRENT PROVISION                  22,801          29,206           4,903
-------------------------------------------------------------------------------
DEFERRED:
   FEDERAL                             3,765          (5,911)         (2,060)
   STATE                                  31            (881)           (172)
-------------------------------------------------------------------------------
   DEFERRED PROVISION                  3,796          (6,792)         (2,232)
-------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES     $26,597         $22,414          $2,671
===============================================================================

   The tax effects of temporary differences that give rise to the net deferred income tax assets at October 31, 2000 and 1999 are presented below:

===============================================================================
(Dollars in thousands)                                 2000             1999
-------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS                     $ 2,952          $ 4,210
INVENTORY ITEMS                                       3,063            4,730
DEPRECIATION                                          8,362            8,882
WARRANTY RESERVES                                    11,112           18,448
EMPLOYEE BENEFITS                                     9,210            7,346
OTHER NONDEDUCTIBLE ACCRUALS                         14,898            6,152
-------------------------------------------------------------------------------
DEFERRED INCOME TAX ASSETS                          $49,597          $49,768
===============================================================================


   During the years ended October 31, 2000, 1999, and 1998, respectively, $337,000, $573,000, and $491,000 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

8  STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity during the fiscal years ended 2000, 1999, and 1998 were as follows:



=================================================================================================================================
                                                                 Additional                        Accumulated
                                                    Common          Paid-In          Retained    Comprehensive
(Dollars in thousands, except per share data)        Stock          Capital          Earnings             Loss             Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1997                       $ 12,189          $31,371          $202,681           $(5,078)        $241,163
=================================================================================================================================

Dividends paid on common stock ($0.48 per share)         -                -            (6,162)               -            (6,162)
Issuance of 82,386 shares under stock option plans      83            2,136                 -                -             2,219
Issuance of 598,051 shares of common stock for
   acquisition of Exmark                               598           24,172                 -                -            24,770
Purchase of 100,000 shares of common stock            (100)          (1,624)                -                -            (1,724)
Other comprehensive loss                                 -                -                 -            (1,448)          (1,448)
Tax benefits related to employee stock option
   transactions                                          -              491                 -                 -              491
Net earnings                                             -                -             4,090                 -            4,090
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1998                       $ 12,770          $56,546          $200,609           $(6,526)        $263,399
=================================================================================================================================

Dividends paid on common stock ($0.48 per share)         -                -            (6,136)                -           (6,136)
Issuance of 164,612 shares under stock option plans    164            3,969                 -                 -            4,133
Issuance of 511,991 shares of common stock for
   Exmark contingent payment                           512           12,543                 -                 -           13,055
Purchase of 876,852 shares of common stock            (877)         (28,288)                -                 -          (29,165)
Other comprehensive loss                                 -                -                 -            (1,255)          (1,255)
Tax benefits related to employee stock option
   transactions                                          -              573                 -                 -              573
Net earnings                                             -                -            35,059                 -           35,059
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1999                       $ 12,569          $45,343          $229,532           $(7,781)        $279,663
=================================================================================================================================

DIVIDENDS PAID ON COMMON STOCK ($0.48 PER SHARE)         -                -            (6,090)                -           (6,090)
ISSUANCE OF 173,957 SHARES UNDER STOCK COMPENSATION
   PLANS                                               174            4,733                 -                 -             4,907
CONTRIBUTION OF STOCK TO A DEFERRED COMPENSATION TRUST   -            2,620                 -                 -             2,620
ISSUANCE OF 337,066 SHARES OF COMMON STOCK FOR
   EXMARK CONTINGENT PAYMENT AND ACQUISITIONS          337           11,052                 -                 -            11,389
PURCHASE OF 511,138 SHARES OF COMMON STOCK            (511)         (16,545)                -                 -           (17,056)
OTHER COMPREHENSIVE LOSS                                 -                -                 -            (3,837)           (3,837)
TAX BENEFITS RELATED TO EMPLOYEE STOCK OPTION
   TRANSACTIONS                                          -              337                 -                 -               337
NET EARNINGS                                             -                -            45,285                 -            45,285
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2000                       $ 12,569          $47,540          $268,727          $(11,618)         $317,218
==================================================================================================================================



   Under the terms of a Preferred Share Purchase Rights Plan effective May 20, 1998, each share of the company's common stock entitles its holder to one preferred share purchase right. These rights become exercisable only if a person or group acquires, or announces a tender offer that would result in ownership of, 15 percent or more of Toro's common stock. Each right will then entitle the holder to buy a one one-hundredth interest in a share of a series of preferred stock, at a price of $180. Among other things under the plan, if a person or group acquires 15 percent or more of Toro's outstanding common stock, each right entitles its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. The Board of Directors may redeem the rights for $0.01 per right at any time before a person or group acquires beneficial ownership of 15 percent or more of the common shares.

9  STOCK-BASED COMPENSATION PLANS

Under the company's stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to fair market value on the date the option was granted. The stock options are generally exercisable immediately, and expire five to ten years after the date of grant.
   Under The Toro Company 2000 Stock Option Plan, 1,000,000 shares are authorized for issuance, under The Toro Company 1993 Stock Option Plan, 1,600,000 shares are authorized for issuance, and under The Toro Company Directors Stock Option Plan, 65,000 shares are authorized for issuance. At October 31, 2000, 706,500 shares were available for future grants under The Toro Company 2000 Stock Option Plan, 57,646 shares were available for future grants under The Toro Company 1993 Stock Option plan, and 20,289 shares were available for future grants under The Toro Company Directors Stock Option Plan.
   Performance-based stock options were previously granted under the Continuous Performance Award Plan (CPAP), which was terminated in fiscal 1999. The company cancelled all unvested options. Options granted under this plan totaled 53,871 in fiscal 1998. CPAP options cancelled were 104,806 and 26,607 during the fiscal years 1999 and 1998, respectively. The company recognized compensation expense of $267,000 in fiscal 1998 related to this plan.
   The company's net earnings and dilutive net earnings per share would have been as follows if the company had elected to recognize compensation expense consistent with the methodology prescribed in SFAS 123, "Accounting for Stock-Based Compensation":



=============================================================================
(Dollars in thousands,
except per share data)
Years ended October 31                  2000            1999            1998
-----------------------------------------------------------------------------
NET EARNINGS, AS REPORTED            $45,285         $35,059          $4,090
PRO FORMA NET EARNINGS                43,288          33,150           2,626
-----------------------------------------------------------------------------
DILUTIVE NET EARNINGS PER SHARE,
   AS REPORTED                       $  3.47         $  2.64          $ 0.31
PRO FORMA DILUTIVE NET EARNINGS
   PER SHARE                            3.32            2.50            0.20
=============================================================================

   The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


=============================================================================
Years ended October 31                  2000            1999            1998
-----------------------------------------------------------------------------
RISK-FREE INTEREST RATE                 6.17%           4.67%           5.71%
EXPECTED LIFE OF OPTION IN YEARS         4.4             4.4             3.9
EXPECTED DIVIDEND YIELD                  1.1%            1.5%            0.8%
EXPECTED STOCK VOLATILITY                 30%             30%             21%
==============================================================================

   The weighted average fair market value of options was estimated to be $10.26, $6.85, and $10.01 per share for the years ended October 31, 2000, 1999, and 1998, respectively.
   A summary of stock option activity under the plans described above is presented below:

==============================================================================
                                                                      Weighted
                                                                       average
                                                    Options           exercise
                                                outstanding              price
------------------------------------------------------------------------------
October 31, 1997                                    882,150            $24.06
------------------------------------------------------------------------------
Granted                                             397,882             41.97
Exercised                                          (103,792)            25.37
Cancelled                                           (64,514)            31.55
------------------------------------------------------------------------------
October 31, 1998                                  1,111,726            $29.92
------------------------------------------------------------------------------
Granted                                             379,976             24.88
Exercised                                          (172,474)            25.63
Cancelled                                          (227,595)            37.32
------------------------------------------------------------------------------
October 31, 1999                                  1,091,633            $27.30
------------------------------------------------------------------------------
GRANTED                                             587,805             32.70
EXERCISED                                          (164,330)            27.72
CANCELLED                                           (65,104)            37.59
------------------------------------------------------------------------------
OCTOBER 31, 2000                                  1,450,004            $28.98
==============================================================================

   The table below presents the number, weighted average remaining contractual life, and weighted average exercise price for options outstanding at October 31, 2000:

==============================================================================
                                                                     Weighted
                                                     Weighted         average
                                                      average       remaining
                                        Number of    exercise     contractual
Exercise price range                      options       price            life
------------------------------------------------------------------------------
   $14.750                                300,000      $14.75       1.1 years
   $22.563 - $24.938                      272,461       24.87       5.3 years
   $30.875 - $31.750                      305,500       31.60       3.3 years
   $33.813 - $35.438                      386,547       33.87       4.4 years
   $43.375 - $43.500                      185,496       43.50       2.1 years
------------------------------------------------------------------------------
   TOTAL                                1,450,004      $28.98       3.4 YEARS
==============================================================================


   As of October 31, 2000, 1,163,004 options were exercisable at a weighted average exercise price of $28.32.

   In fiscal 2000, the company granted options that vest at the earlier of December 15, 2003 or when the company's fiscal year net earnings divided by net sales exceeds five percent. If these options vest due to the company achieving its goal of five percent return on sales by the end of fiscal 2003, these options expire on December 31, 2006. If these options vest at December 15, 2003 and the company has not achieved its goal of five percent return on sales, then these options expire on December 31, 2003. The company granted 298,500 options under this plan during fiscal 2000.
   In fiscal 1999, the company's stockholders approved The Toro Company Performance Share Plan. Under this long-term incentive plan, Performance Shares are granted to key employees of the company. A Performance Share is the right to receive shares of Common Stock or deferred Common Stock units, contingent on the achievement of performance goals of the company, generally over a three-year period. The number of shares of Common Stock authorized for issuance under the long-term incentive plan is 500,000. The number of shares of common stock a participant will receive will be increased (up to 200 percent) or reduced (down to zero) from target levels based on the level of achievement of performance goals. In fiscal 2000, 87,000 Performance Shares were granted for the three year period ended fiscal 2002. For fiscal 1999, 274,600 Performance Shares were granted for one year and two year transition periods as well as the usual three year period. The company issued 42,912 Performance Shares in fiscal 2000. The company recognized compensation expense related to this plan of $2,455,000 and $3,502,000 during the fiscal years 2000 and 1999, respectively.
   In fiscal 1998, the company's stockholders amended The Toro Company Annual Management Incentive Plan II (annual incentive plan) to add a Common Stock acquisition and retention feature (Stock Retention Award). If the Compensation Committee of the Board of Directors grants a participant a Stock Retention Award, the participant may elect to convert up to 50 percent of a cash bonus award into Common Stock. The participant may alternatively elect to defer up to 50 percent of the cash bonus through The Toro Company Deferred Compensation Plan for Officers into units having a value based on shares of Common Stock. In either case, the participant receives additional compensation in the form of one additional share or unit of Common Stock for every two shares or units acquired upon conversion. This match vests in increments of 25 percent of the total number of matching shares or units at the end of each of the second, third, fourth, and fifth years. Compensation expense related to this plan was $1,936,000 and $2,322,000 for fiscal years ended 2000 and 1999, respectively. The company issued 38,120 shares in fiscal 2000 under this plan.
   On July 31, 1995, the company issued 17,467 shares of restricted stock and 17,467 performance units to the CEO under the terms of the Chief Executive Officer Incentive Award Agreement. The value of each performance unit is equal to the fair market value of a share of common stock. The restricted stock and performance units vest based upon achievement of specified succession planning goals. Dividends are paid with respect to the restricted stock and those shares may be voted. Portions of the restricted stock and performance unit awards are forfeited if specified goals are not achieved at various dates, ending on October 31, 2003 or termination of employment. For each fiscal year ending October 31, 2000 and 1999, 2,620 shares and units vested. Compensation expense related to this plan was $139,000, $178,000, and $89,000 for the fiscal years ended 2000, 1999, and 1998, respectively.

10 EMPLOYEE BENEFIT PROGRAMS

   The company maintains The Toro Company Investment and Savings Plan and The Toro Company Employee Stock Ownership Plan for eligible employees. The company's expenses under these plans were $11,750,000, $12,370,000, and $11,245,000 for fiscal years ended 2000, 1999, and 1998, respectively.
   In addition, the company and its subsidiaries have supplemental and other retirement plans covering certain employees. The expense related to these plans was not significant.

11 SEGMENT DATA

Toro develops, manufactures, and sells a wide variety of turf maintenance products used in the professional and residential markets. The company's principal businesses are based on Toro's ability to provide comprehensive, integrated solutions that create, maintain, enhance, and conserve beautiful landscapes. The company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.

REPORTABLE SEGMENTS
The professional segment consists of turf equipment and irrigation products. Turf equipment products include golf mowing equipment, landscape contractor mowing equipment, and landscape creation equipment, and other maintenance equipment. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and agricultural drip tape and hose products. These products are sold mainly through a network of distributors and dealers to professionals who maintain golf courses, sports fields, municipal properties, agricultural grounds, and residential and commercial landscapes.

   The residential segment consists of walk power mowers, riding mowers and tractors, snowthrowers, homeowner-installed irrigation systems, replacement parts, and electric home solutions products, including trimmers, blowers and blower vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers. Beginning in fiscal 2000, selected residential products were sold over the Internet.
   The other segment consists of company-owned domestic distributor operations and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities, financing receivables, parts inventory, and deferred tax assets.
   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional and residential business segment results based on earnings (loss) before income taxes and interest expense. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income, net, and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses including profit sharing and manufacturing expenses. The allocated expenses represent costs which these operations would have incurred otherwise, but do not include general corporate expense, interest expense, and income taxes. The company accounts for intersegment sales at current market prices.




   The following table shows the summarized financial information concerning the company's reportable segments:


==================================================================================================================================


(Dollars in thousands) Years ended October 31                 Professional(1)    Residential(2)         Other(3)           Total
----------------------------------------------------------------------------------------------------------------------------------
2000
NET SALES                                                           $868,486         $429,491          $ 38,947        $1,336,924
INTERSEGMENT NET SALES                                                74,997           14,198           (89,195)                -
EARNINGS (LOSS) BEFORE INCOME TAXES                                   99,400           35,745           (63,263)           71,882
TOTAL ASSETS                                                         407,934          130,531           240,925           779,390
CAPITAL EXPENDITURES                                                  23,895            8,516             7,523            39,934
DEPRECIATION AND AMORTIZATION                                         22,386           10,561             5,204            38,151
----------------------------------------------------------------------------------------------------------------------------------

1999
Net sales                                                           $807,382         $447,866          $ 19,749        $1,274,997
Intersegment net sales                                                45,968           11,531           (57,499)                -
Earnings (loss) before income taxes                                  112,928           21,215           (76,670)           57,473
Total assets                                                         439,271          148,070           199,837           787,178
Capital expenditures                                                  23,674            4,244             1,924            29,842
Depreciation and amortization                                         21,187           13,923             3,995            39,105
----------------------------------------------------------------------------------------------------------------------------------

1998
Net sales                                                           $706,771         $397,564          $  6,099        $1,110,434
Intersegment net sales                                                20,575            2,923           (23,498)                -
Earnings (loss) before income taxes                                   78,262          (15,077)          (56,424)            6,761
Total assets                                                         387,267          175,582           161,142           723,991
Capital expenditures                                                  16,624            7,855             9,414            33,893
Depreciation and amortization                                         23,207           13,368               465            37,040
==================================================================================================================================


(1) Includes restructuring and other unusual expense of $1.2 million in fiscal 1999 and $7.5 million in fiscal 1998.
(2) Includes restructuring and other unusual expense of $0.5 million in fiscal 1999 and $6.7 million in fiscal 1998.
(3) Includes restructuring and other unusual expense of $0.8 million in fiscal 1998.

   The following table presents the details of the other segment earnings (loss) before income taxes:

===============================================================================
(Dollars in thousands)

Years ended October 31                  2000            1999            1998
-------------------------------------------------------------------------------
CORPORATE EXPENSES                  $(61,617)       $(70,090)      $ (55,657)
RESTRUCTURING AND OTHER
   UNUSUAL EXPENSE                         -               -            (858)
INTEREST EXPENSE, NET                (26,414)        (23,913)        (25,428)
FINANCE CHARGE REVENUE                 5,460           4,082           4,489
ELIMINATION OF CORPORATE
   FINANCING EXPENSE                  17,758          16,804          17,551
OTHER                                  1,550          (3,553)          3,479
-------------------------------------------------------------------------------
TOTAL                               $(63,263)       $(76,670)     $  (56,424)
===============================================================================

GEOGRAPHIC DATA
The following geographic area data includes net sales based on product shipment destination. Net property, plant, and equipment is based on physical location in addition to allocated capital tooling from United States plant facilities.

===============================================================================
(Dollars in thousands)                    United      Foreign
Years ended October 31                    States      Countries          Total
-------------------------------------------------------------------------------
2000
NET SALES                             $1,063,225       $273,699    $ 1,336,924
NET PROPERTY, PLANT,
   AND EQUIPMENT                         126,232          6,620        132,852
-------------------------------------------------------------------------------

1999
Net sales                             $1,022,499       $252,498    $ 1,274,997
Net property, plant,
   and equipment                         116,361          7,811        124,172
-------------------------------------------------------------------------------

1998
Net sales                              $ 874,494       $235,940    $ 1,110,434
Net property, plant,
   and equipment                         115,729         11,408        127,137
===============================================================================


12 COMMITMENTS AND CONTINGENT LIABILITIES

As of October 31, 2000, future minimum lease payments under capital leases totaled $116,000. Total rental expense for operating leases was $14,069,000, $13,297,000, and $11,962,000 for the fiscal years ended 2000, 1999, and 1998, respectively. At October 31, 2000, future minimum lease payments under noncancelable operating leases amounted to $27,503,000 as follows: 2001, $9,536,000; 2002, $7,147,000; 2003, $4,999,000; 2004, $2,890,000; 2005,
$1,481,000; and beyond, $1,450,000.
   Debts incurred by business partners, aggregating $5,886,000 at October 31, 2000 and $3,676,000 at October 31, 1999, have been guaranteed by the company.
   In the ordinary course of business, the company may become liable with respect to pending and threatened litigation, tax, environmental, and other matters. While the ultimate results of investigations, lawsuits, and claims involving the company cannot be determined, management does not expect that these matters will have a material adverse effect on the consolidated financial position of the company.
   To prevent possible infringement of its patents by others, the company periodically reviews competitors' products. Furthermore, to avoid potential liability with respect to others' patents, the company regularly reviews patents issued by the U.S. Patent Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps the company minimize risk. The company is currently involved in commercial disputes and patent litigation cases, both as a plaintiff and as a defendant. While the ultimate results of these cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.

13 FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK
Letters of credit are issued by the company during the ordinary course of business, as required by certain vendor contracts, through major domestic banks. As of October 31, 2000 and 1999, the company had $21,763,000 and $20,165,000, respectively, in outstanding letters of credit.

CONCENTRATIONS OF CREDIT RISK
Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable, which are concentrated in two business segments, professional and residential markets for outdoor beautification equipment and systems. The credit risk associated with these segments is limited because of the large number of customers in the company's customer base and their geographic dispersion.

FOREIGN CURRENCY INVESTMENTS
The company has entered into various foreign currency exchange contracts designed to manage its exposure to exchange rate fluctuations on foreign currency transactions. These instruments are managed to reduce the risk associated with the exposure being hedged. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Gains and losses on foreign currency contracts are recorded in the Consolidated Statements of Earnings and Comprehensive Income. The company also enters into forward currency exchange contracts on behalf of certain distributors in order to cover a portion of the payments owed by the distributor to the company. Any currency losses incurred by the company are reimbursed by the distributor.
   The following forward exchange contracts held by the company have maturity dates in fiscal year 2001. All items are non-trading and stated in U.S. dollars. The average contracted rate, notional amount, and fair value impact at October 31, 2000 were as follows:

===============================================================================
                                           Average                  Fair Value
Dollars in thousands                    Contracted     Notional    Impact Gain
(except average contracted rate)              Rate       Amount         (Loss)
-------------------------------------------------------------------------------
BUY U.S. $/SELL AUSTRALIAN DOLLAR            .5966    $10,112.5     $ 1,316.2
BUY U.S. $/SELL CANADIAN DOLLAR             1.4590      9,218.4         343.8
BUY U.S. $/SELL EURO                         .8834      1,766.7          54.1
BUY U.S. $/SELL JAPANESE YEN              108.5000        184.3           0.5
BUY AUSTRALIAN DOLLAR/SELL U.S. $            .5240      3,976.7         (39.6)
BUY EURO/SELL U.S. $                         .8414      1,935.3          17.0
BUY JAPANESE YEN/SELL U.S. $              102.9820      7,695.5        (257.4)
BUY MEXICAN PESO/SELL U.S. $                9.9389      1,207.4         (14.8)
===============================================================================

FAIR VALUE
Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, and accounts payable, carrying value is a reasonable estimate of fair value.
   At October 31, 2000, the estimated fair value of long-term debt with fixed interest rates was $189,900,000 compared to its carrying value of $194,495,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

14 QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2000 and fiscal 1999 are as follows:

===============================================================================
Fiscal Year ended October 31, 2000
Quarter (Dollars in thousands,
except per share data)                FIRST      SECOND      THIRD      FOURTH
-------------------------------------------------------------------------------
NET SALES                          $280,239    $441,799   $345,166    $269,720
GROSS PROFIT                         99,939     161,949    133,287      96,888
NET EARNINGS                            913      26,920     16,442       1,010
BASIC NET EARNINGS PER SHARE           0.07        2.11       1.29        0.08
DILUTIVE NET EARNINGS PER SHARE        0.07        2.08       1.26        0.08
===============================================================================
Fiscal Year ended October 31, 1999
Quarter (Dollars in thousands,
except per share data)                  First     Second      Third     Fourth
-------------------------------------------------------------------------------
Net sales                            $250,761   $433,108   $325,317   $265,811
Gross profit                           87,944    152,853    125,839     92,953
Restructuring and other
   unusual expense                          -          -        722      1,010
Net earnings (loss)                       796     24,090     10,323       (150)
Basic net earnings (loss)
   per share                             0.06       1.86       0.80      (0.01)
Dilutive net earnings (loss)
   per share                             0.06       1.83       0.78      (0.01)
===============================================================================

15 ELEVEN-YEAR FINANCIAL DATA (UNAUDITED)


===================================================================================================================================
(Dollars and shares in millions, except per share data)
Years ended October 31(1)                          2000            1999         1998(3)          1997(5)        1996        1995
===================================================================================================================================
OPERATING RESULTS:
NET SALES                                       $1,336.9        $1,275.0       $1,110.4        $1,051.2       $ 930.9    $  919.4
NET SALES GROWTH FROM
   PRIOR YEAR                                        4.9%           14.8%           5.6%           12.9%          1.3%        6.4%
NET EARNINGS (LOSS),
   BEFORE EXTRAORDINARY LOSS(2), (4)            $   45.3        $   35.1       $    4.1        $   36.5       $  36.4    $   32.4
PERCENTAGE OF NET SALES                              3.4%            2.7%           0.4%            3.5%          3.9%        3.5%
NET EARNINGS (LOSS)(2)                          $   45.3        $   35.1       $    4.1        $   34.8       $  36.4    $   32.4
DILUTIVE NET EARNINGS (LOSS) PER
   SHARE, BEFORE EXTRAORDINARY LOSS(2), (4)         3.47            2.64           0.31            2.93          2.90        2.50
RETURN ON AVERAGE STOCKHOLDERS'
   EQUITY                                           15.2%           12.9%           1.6%           15.3%         18.0%       17.5%

SUMMARY OF FINANCIAL POSITION:
CURRENT ASSETS                                  $  510.2        $  531.7       $  479.4        $  472.0       $ 405.0    $  386.3
CURRENT LIABILITIES                                260.9           305.8          258.2           237.8         207.9       221.2
WORKING CAPITAL                                    249.3           225.9          221.2           234.2         197.1       165.1
LONG-TERM DEBT, LESS CURRENT
   PORTION                                         194.5           195.6          196.8           177.7          53.0        53.4
STOCKHOLDERS' EQUITY                               317.2           279.7          263.4           241.2         213.6       190.9
DEBT TO CAPITALIZATION RATIO                        39.4%           47.5%          46.4%           47.6%         30.7%       36.6%

OTHER STATISTICAL DATA:
EBITDA (2), (7)                                 $  136.4        $  120.5       $   69.2        $  111.1       $  91.9    $   82.7
BOOK VALUE PER SHARE OF COMMON
   STOCK                                           25.24           22.25          20.63           19.79         17.75       15.69
DIVIDENDS PER SHARE OF COMMON
    STOCK                                           0.48            0.48           0.48            0.48          0.48        0.48
NUMBER OF SHARES OF COMMON
   STOCK OUTSTANDING                                12.6            12.6           12.8            12.2          12.0        12.2
NUMBER OF COMMON STOCKHOLDERS(8)                   5,802           6,162          6,364           6,560         6,841       7,243
MARKET PRICE RANGE -
   HIGH PRICE                                   $ 38.000        $39.5000       $46.3125        $ 43.750       $36.250    $ 32.250
   LOW PRICE                                      28.125         22.1875        16.5000          31.500        28.375      25.625
AVERAGE NUMBER OF EMPLOYEES                        4,976           4,923          4,695           4,309         3,610       3,638
===================================================================================================================================



===================================================================================================================================

                                                   1994            1993           1992            1991          1990(6)
===================================================================================================================================
OPERATING RESULTS:
NET SALES                                        $  864.3        $  706.6       $  638.7        $  706.2       $ 747.3
NET SALES GROWTH FROM
   PRIOR YEAR                                        22.3%           10.6%          (9.6)%          (5.5)%        16.9%
NET EARNINGS (LOSS),
   BEFORE EXTRAORDINARY LOSS(2), (4)             $   32.4        $   15.3       $  (21.7)       $    9.1       $   8.4
PERCENTAGE OF NET SALES                               3.8%            2.2%          (3.4)%           1.3%          1.1%
NET EARNINGS (LOSS)(2)                           $   32.4        $   15.3       $  (21.7)       $    9.1       $   8.4
DILUTIVE NET EARNINGS (LOSS) PER
   SHARE, BEFORE EXTRAORDINARY LOSS(2), (4)          2.49            1.22          (1.81)           0.77          0.84
RETURN ON AVERAGE STOCKHOLDERS'
   EQUITY                                            20.2%           11.4%         (15.5)%           6.1%          6.8%

SUMMARY OF FINANCIAL POSITION:
CURRENT ASSETS                                   $  373.4        $  326.1       $  324.2        $  322.0       $ 306.8
CURRENT LIABILITIES                                 197.2           169.2          132.5           103.8         133.0
WORKING CAPITAL                                     176.2           156.9          191.7           218.2         173.8
LONG-TERM DEBT, LESS CURRENT
   PORTION                                           70.4            87.3          147.9           154.1         125.3
STOCKHOLDERS' EQUITY                                178.7           141.9          126.4           153.4         146.3
DEBT TO CAPITALIZATION RATIO                         33.8%           46.5%          56.5%           51.9%         54.3%

OTHER STATISTICAL DATA:
EBITDA (2), (7)                                  $  85.4         $   59.0       $    8.5        $   54.8       $  51.1
BOOK VALUE PER SHARE OF COMMON
   STOCK                                            14.05           11.47          10.50           12.84         12.34
DIVIDENDS PER SHARE OF COMMON
    STOCK                                            0.48            0.48           0.48            0.48          0.48
NUMBER OF SHARES OF COMMON
   STOCK OUTSTANDING                                 12.7            12.4           12.0            12.0          11.9
NUMBER OF COMMON STOCKHOLDERS(8)                    7,541           7,968          8,386           8,503         7,706
MARKET PRICE RANGE -
   HIGH PRICE                                    $ 30.500        $ 26.750       $ 17.500        $ 20.500       $30.000
   LOW PRICE                                       20.875          14.125         11.375          11.000        12.000
AVERAGE NUMBER OF EMPLOYEES                         3,434           3,117          3,084           3,580         3,771
===================================================================================================================================


(1) In 1995, the company changed its fiscal year end from July 31 to October 31. Therefore, the year-end's prior to 1996 are unaudited and were restated to include twelve months of data through the Friday closest to October 31 for comparative purposes.
(2) 1999, 1998, 1997, and 1992 includes net restructuring and other unusual expense of $1.7 million, $15.0 million, $2.6 million, and $24.9 million, respectively.
(3) The company's consolidated financial statements include results of operations of Exmark from November 1, 1997 and Drip In from February 1, 1998, dates of acquisition.
(4) 1997 net earnings and dilutive net earnings per share after extraordinary loss on early retirement of debt of $1,663,000, or $0.13 per dilutive share, were $34,845,000 and $2.80, respectively.
(5) The company's consolidated financial statements include results of operations of the James Hardie Irrigation Group from December 1, 1996, the date of acquisition.
(6) The company's consolidated financial statements include results of operations of Lawn-Boy Inc. from November 7, 1989, the date of acquisition.
(7) Earnings before interest, taxes, depreciation, amortization, and extraordinary loss.
(8) Represents the number of stockholders at July 31 for the years starting in 1989 and ending in 1994.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this report for information regarding the executive officers of the company, which information is herein incorporated by reference.

Information regarding the directors of the company and additional information regarding certain executive officers is incorporated herein by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management of the company is incorporated herein by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions between the company and its executive officers is incorporated herein by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

                                     PART IV

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES

(A)  1. LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of The Toro Company and its subsidiaries are included in Item 8 of Part II:

-  Independent Auditors' Report

- Consolidated Statements of Earnings and Comprehensive Income for the years ended October 31, 2000, 1999, and 1998

-  Consolidated Balance Sheets as of October 31, 2000 and 1999

- Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999, and 1998

-  Notes to Consolidated Financial Statements

(A)  2. LIST OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of The Toro Company and its subsidiaries are included herein:

-  Schedule II - Valuation and Qualifying Accounts

   All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


(A)  3. LIST OF EXHIBITS
The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT NUMBER       DESCRIPTION
--------------------------------------------------------------------------------
3(I)(A) AND 4(A)    Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 33-16125).

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

4(F)      Rights Agreement dated as of May 20, 1998, between Registrant and
Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant's Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

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

10(H) The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(I) The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(J) Chief Executive Officer Incentive Award Agreement (incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

10(K) The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(L) The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

12      Computation of Ratio of Earnings to Fixed Charges

21      Subsidiaries of Registrant

23      Independent Auditors' Consent

27      Supplemental Data Schedule; electronic filing only.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

(B)  REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of fiscal 2000.

                                   SCHEDULE II

                        THE TORO COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS




================================================================================================================================
                                                     Balance        Charged to
                                                at beginning         costs and                                      Balance at
Description                                          of year        expenses(A)       Other(B)   Deductions(C)     end of year
================================================================================================================================
YEAR ENDED OCTOBER 31, 2000
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
   NOTES RECEIVABLE RESERVES                     $11,956,000       $(1,290,000)     $ 367,000     $4,125,000      $ 6,908,000
--------------------------------------------------------------------------------------------------------------------------------

Year ended October 31, 1999
Allowance for doubtful accounts and
   notes receivable reserves                     $12,501,000       $ 1,113,000      $  90,000     $1,748,000      $11,956,000
--------------------------------------------------------------------------------------------------------------------------------

Year ended October 31, 1998
Allowance for doubtful accounts and
   notes receivable reserves                     $14,416,000       $   804,000      $ 250,000     $2,969,000      $12,501,000
--------------------------------------------------------------------------------------------------------------------------------

(A) Provision, net of recoveries.
(B) Additions to allowance for doubtful accounts due to acquisitions.
(C) Uncollectible accounts charged off.



================================================================================================================================
                                                     Balance        Charged to
                                                at beginning         costs and                                      Balance at
Description                                          of year        expenses(A)       Other(B)   Deductions(C)     end of year
================================================================================================================================
YEAR ENDED OCTOBER 31, 2000
ACCRUED WARRANTIES                               $51,866,000       $47,620,000      $       0     $43,501,000     $55,985,000
--------------------------------------------------------------------------------------------------------------------------------

Year ended October 31, 1999
Accrued warranties                               $46,344,000       $42,057,000      $       0     $36,535,000     $51,866,000
--------------------------------------------------------------------------------------------------------------------------------

Year ended October 31, 1998
Accrued warranties                               $40,792,000       $39,877,000      $ 951,000     $35,276,000     $46,344,000
-------------------------------------------------------------------------------------------------------------------------------

(A) Provision, net of recoveries.
(B) Additions to accrued warranties due to acquisitions.
(C) Warranty claims processed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THE TORO COMPANY
-----------------------------
       (Registrant)

By /s/ Stephen P. Wolfe                                  Dated: January 24, 2001
-----------------------------
       Stephen P. Wolfe
       Vice President - Finance
       Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


------------------------------------------------------------------------------------------------------------
SIGNATURE                                   TITLE                                        DATE
------------------------------------------------------------------------------------------------------------
/s/ Kendrick B. Melrose                     Chairman, Chief Executive                    January 24, 2001
-------------------------------             Officer, and Director
    Kendrick B. Melrose                     (principal executive officer)


/s/ Stephen P. Wolfe                        Vice President - Finance,                    January 24, 2001
-------------------------------             Treasurer and Chief Financial Officer
    Stephen P. Wolfe                        (principal financial officer)

/s/ Randy B. James                          Vice President, Controller                   January 24, 2001
-------------------------------             (principal accounting officer)
    Randy B. James

/s/ Ronald O. Baukol                        Director                                     January 24, 2001
-------------------------------
    Ronald O. Baukol

/s/ Robert C. Buhrmaster                    Director                                     January 24, 2001
-------------------------------
    Robert C. Buhrmaster

/s/ Winslow H. Buxton                       Director                                     January 24, 2001
-------------------------------
    Winslow H. Buxton

/s/ Janet K. Cooper                         Director                                     January 24, 2001
-------------------------------
    Janet K. Cooper

/s/ Katherine J. Harless                    Director                                     January 24, 2001
-------------------------------
    Katherine J. Harless

/s/ Robert H. Nassau                        Director                                     January 24, 2001
-------------------------------
    Robert H. Nassau

/s/ Dale R. Olseth                          Director                                     January 24, 2001
-------------------------------
    Dale R. Olseth

/s/ Gregg W. Steinhafel                     Director                                     January 24, 2001
-------------------------------
    Gregg W. Steinhafel

/s/ Christopher A. Twomey                   Director                                     January 24, 2001
-------------------------------
    Christopher A. Twomey

/s/ Edwin H. Wingate                        Director                                     January 24, 2001
-------------------------------
    Edwin H. Wingate