Form 10-Q
period 2001-02-02
TORO CO
filed 2001-03-19
CIK 737758

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

  For the Quarterly Period Ended February 2, 2001 Commission File Number 1-8649
                                 ----------------                        ------




                                THE TORO COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     41-0580470
  ------------------------               ---------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA 55420
                        TELEPHONE NUMBER: (952) 888-8801
          -------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         Yes      X                                      No
               -------                                         ------


The number of shares of Common Stock outstanding as of March 2, 2001 was 12,701,837.


================================================================================

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q

                                                                                               Page Number
                                                                                               -----------
PART I.        FINANCIAL INFORMATION:

ITEM 1.          Condensed Consolidated Statements of Earnings (Unaudited) -
                   Three Months Ended February 2, 2001 and January 28, 2000......................   3

                 Condensed Consolidated Balance Sheets (Unaudited) -
                   February 2, 2001, January 28, 2000 and October 31, 2000.......................   4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Three Months Ended February 2, 2001 and January 28, 2000......................   5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)................  6-9

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................. 10-17


PART II.       OTHER INFORMATION:

ITEM 6.          Exhibits and Reports on Form 8-K................................................ 18-19

                 Signatures......................................................................  20

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                                               Three Months Ended
                                                                   --------------------------------------
                                                                       February 2,          January 28,
                                                                          2001                  2000
                                                                   -----------------      ---------------
Net sales..........................................................$         283,512      $       280,239
Cost of sales......................................................          182,339              180,300
                                                                   -----------------      ---------------
    Gross profit...................................................          101,173               99,939
Selling, general, and administrative expense.......................           97,410               94,000
Restructuring and other unusual income.............................             (679)                  --
                                                                   ----------------       ---------------
    Earnings from operations.......................................            4,442                5,939
Interest expense...................................................           (5,276)              (5,757)
Other income, net..................................................            2,903                1,279
                                                                   -----------------      ---------------
    Earnings before income taxes...................................            2,069                1,461
Provision for income taxes.........................................              765                  548
                                                                   -----------------      ---------------
    Net earnings...................................................$           1,304      $           913
                                                                   =================      ===============

Basic net earnings per share of common stock.......................$            0.10      $          0.07
                                                                   =================      ===============

Dilutive net earnings per share of common stock....................$            0.10      $          0.07
                                                                   =================      ===============

Weighted average number of shares of common stock outstanding -
   Basic...........................................................           12,753               12,921

Weighted average number of shares of common stock outstanding -
    Dilutive.......................................................           13,062               13,211


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            February 2,        January 28,        October 31,
                                                                2001               2000               2000
                                                          --------------      -------------     ---------------
ASSETS
Cash and cash equivalents.................................$          636      $         354     $           978
Receivables, net..........................................       306,497            313,720             262,484
Inventories, net..........................................       252,233            250,079             194,926
Prepaid expenses and other current assets.................         9,925              7,659              12,065
Deferred income taxes.....................................        43,912             40,806              39,714
                                                          --------------      -------------     ---------------
      Total current assets................................       613,203            612,618             510,167
                                                          --------------      -------------     ---------------

Property, plant, and equipment............................       387,500            361,828             383,497
      Less accumulated depreciation.......................       251,608            234,395             250,645
                                                          --------------      -------------     ---------------
                                                                 135,892            127,433             132,852

Deferred income taxes.....................................         9,883              8,876               9,883
Goodwill and other assets.................................       124,653            133,415             126,488
                                                          --------------      -------------     ---------------
      Total assets........................................$      883,631      $     882,342     $       779,390
                                                          ==============      =============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.........................$           21      $         669     $            38
Short-term debt...........................................       113,398            161,430              11,587
Accounts payable..........................................        75,792             62,067              65,340
Other accrued liabilities.................................       170,930            170,829             183,927
                                                          --------------      -------------     ---------------
      Total current liabilities...........................       360,141            394,995             260,892
                                                          --------------      -------------     ---------------

Long-term debt, less current portion......................       194,453            195,584             194,457
Other long-term liabilities...............................         6,855              6,380               6,823

Stockholders' equity:
   Stock par value $1.00, authorized 35,000,000 shares;
      issued and outstanding 12,624,351 shares at
      February 2, 2001 (net of 883,704 treasury shares),
      12,714,219 shares at January 28, 2000 (net of
      793,836 treasury shares), and 12,569,194 shares
      at October 31, 2000 (net of 938,861 treasury shares)        12,624             12,714              12,569
   Additional paid-in capital.............................        51,905             51,552              47,540
   Retained earnings......................................       268,503            228,925             268,727
   Accumulated other comprehensive loss...................       (10,850)            (7,808)            (11,618)
                                                          --------------      -------------     ---------------
      Total stockholders' equity..........................       322,182            285,383             317,218
                                                          --------------      -------------     ---------------
      Total liabilities and stockholders' equity..........$      883,631      $     882,342     $       779,390
                                                          ==============      =============     ===============


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             Three Months Ended
                                                                   --------------------------------------
                                                                      February 2,            January 28,
                                                                         2001                   2000
                                                                   ----------------       ---------------
   Cash flows from operating activities:
   Net earnings....................................................$          1,304       $           913
     Adjustments to reconcile net earnings to net cash
        used in operating activities:
     Provision for depreciation and amortization...................           7,843                 8,271
     Write-down of investments.....................................             778                    --
     Gain on disposal of property, plant, and equipment............             (33)                   (3)
     (Increase) decrease in deferred income taxes..................          (4,198)                   86
     Tax benefits related to employee stock option transactions....              81                    --
     Changes in operating assets and liabilities:
         Receivables, net..........................................         (42,965)              (52,867)
         Inventories, net..........................................         (54,107)              (38,487)
         Prepaid expenses and other current assets.................           2,261                (1,532)
         Accounts payable and other accrued expenses...............            (312)              (11,240)
                                                                   ----------------       ---------------
             Net cash used in operating activities.................         (89,348)              (94,859)
                                                                   ----------------       ---------------

   Cash flows from investing activities:
     Purchases of property, plant, and equipment...................          (8,063)               (8,853)
     Proceeds from asset disposals.................................           2,065                    74
     Decrease in investment in affiliates..........................              50                   128
     Increase in other assets......................................          (1,154)               (2,945)
     Acquisition, net of cash acquired.............................          (6,189)                   --
                                                                   ----------------       ---------------
             Net cash used in investing activities.................         (13,291)              (11,596)
                                                                   ----------------       ---------------

   Cash flows from financing activities:
     Increase in short-term debt...................................         101,811               103,167
     Repayments of long-term debt..................................             (21)                  (87)
     Increase in other long-term liabilities.......................              32                   205
     Proceeds from exercise of stock options.......................           1,253                   626
     Purchases of common stock.....................................            (146)               (7,515)
     Dividends on common stock.....................................          (1,529)               (1,520)
                                                                   ----------------       ---------------
             Net cash provided by financing activities.............         101,400                94,876
                                                                   ----------------       ---------------

   Foreign currency translation adjustment.........................             897                   (27)
                                                                   ----------------       ---------------

   Net decrease in cash and cash equivalents.......................            (342)              (11,606)
   Cash and cash equivalents at beginning of period................             978                11,960
                                                                   ----------------       ---------------

   Cash and cash equivalents at end of period......................$            636       $           354
                                                                   ================       ===============

   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 2, 2001

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the three months ended February 2, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

The company's fiscal year ends on October 31, and quarterly results are reported every three months generally on the Friday closest to the quarter end. For comparative purposes, the company's second and third quarters always reflect 13 weeks of results, therefore, the quarter end date is not necessarily the Friday closest to the quarter end.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. The policies described in that report are used for preparing quarterly reports.

New Accounting Pronouncements

The Emerging Issues Task Force (EITF) has issued the final version of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," and EITF No. 00-14, "Accounting for Certain Sales Incentives."

EITF No. 00-10 provides guidance regarding shipping and handling costs incurred for selling goods, and the income statement classification of amounts charged to customers for shipping and handling as well as costs incurred related to shipping and handling. EITF No. 00-10 will be effective for the company in the fourth quarter of fiscal 2001. The company is currently evaluating the impact of EITF No. 00-10 regarding income statement classification.

EITF No. 00-14 provides guidance regarding accounting for sales incentives offered to customers, and the proper income statement classification. EITF No. 00-14 will be effective for the company in the third quarter of fiscal 2001. The company is currently evaluating the impact of EITF No. 00-14 regarding income statement classification.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 will be effective for the company in the fourth quarter of fiscal 2001. Toro is currently evaluating the impact of SAB 101 on its financial condition and results of operations.

During fiscal 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The company adopted the new standard on the first day of fiscal year 2001. The adoption of SFAS 133 did not have a significant impact on the company's financial condition or results of operations.

Derivative Financial Instruments

The company uses derivative instruments to manage exposures to foreign currency. Toro uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes.

The company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a sale and a related asset recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended February 2, 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At February 2, 2001, the amount of such forward contracts outstanding was $7,166,472. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) at February 2, 2001 was $120,644.

The company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of trade purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a purchase and a related liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended February 2, 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At February 2, 2001, the amount of such forward contracts outstanding was $6,196,242. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) at February 2, 2001 was $249,126.

The company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of intercompany sales. These transactions and other forward foreign exchange contracts do not meet the accounting rules established under SFAS 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in accumulated other comprehensive income (loss). Therefore, the related fair value of the derivative hedge contract is recognized in earnings.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

     (Dollars in thousands)                      February 2,      January 28,      October 31,
                                                     2001            2000              2000
                                                 -----------      -----------      -----------
      Raw materials and work in process..........$   117,393      $   115,432      $   101,784
      Finished goods.............................    177,745          180,527          132,526
                                                 -----------      -----------      -----------
                                                     295,138          295,959          234,310
      Less LIFO and other reserves...............     42,905           45,880           39,384
                                                 -----------      -----------      -----------
          Total..................................$   252,233      $   250,079      $   194,926
                                                 ===========      ===========      ===========

Restructuring and Other Unusual Income

At February 2, 2001, the company had $0.3 million of restructuring and other unusual expense remaining in other accrued liabilities. The company has utilized $0.3 million of these reserves since October 31, 2000 and reversed $0.7 million into restructuring and other unusual income related to the remaining accrual for the Sardis, Mississippi facility that was sold during the first quarter of fiscal 2001. The company expects the majority of the remaining reserve to be utilized when the Murray Bridge, Australia facility is sold.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) for the three months ended were as follows:

                                                       Three Months Ended
                                                 ----------------------------
     (Dollars in thousands)                      February 2,      January 28,
                                                    2001             2000
                                                 -----------      -----------
     Net earnings................................$     1,304      $       913
     Other comprehensive income (loss):
        Foreign currency translation.............        897              (27)
        Derivative instruments...................       (129)              --
                                                 -----------      -----------
     Comprehensive income........................$     2,072      $       886
                                                 ===========      ===========

Net Earnings Per Share

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

Basic                                            February 2,      January 28,
-----                                                2001             2000
(Shares in thousands)                            -----------      -----------
Weighted average number of shares of common
      stock outstanding..........................     12,717           12,669
Assumed issuance of contingent shares ...........         36              252
                                                 -----------      -----------
Weighted average number of shares of common
       stock and assumed issuance of contingent
       shares....................................     12,753           12,921
                                                 ===========      ===========


Dilutive                                         February 2,      January 28,
--------                                             2001             2000
(Shares in thousands)                            -----------      -----------
Weighted average number of shares of common stock
      and assumed issuance of contingent shares..     12,753           12,921
Assumed conversion of stock options..............        309              290
                                                 -----------      -----------
Weighted average number of shares of common stock,
      assumed issuance of contingent shares, and
      assumed conversion of stock options........     13,062           13,211
                                                 ===========      ===========

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has two reportable business segments: professional and residential. The other segment consists of company-owned distributor operations in the United States and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.

The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Three months ended February 2, 2001:                        Professional     Residential(1)       Other         Total
------------------------------------                        ------------     --------------      --------     --------
Net sales..................................................     $186,445            $92,625      $  4,442     $283,512
Intersegment net sales.....................................       12,533                951       (13,484)          --
Earnings (loss) before income taxes........................       18,071              6,492       (22,494)       2,069
Total assets...............................................      472,757            145,249       265,625      883,631

Three months ended January 28, 2000:
------------------------------------
Net sales..................................................     $185,891            $96,819      $ (2,471)    $280,239
Intersegment net sales.....................................       12,508              3,650       (16,158)          --
Earnings (loss) before income taxes........................       18,059              5,915       (22,513)       1,461
Total assets...............................................      462,226            162,068       258,048      882,342

The following table presents the details of the other segment earnings (loss) before income taxes:

(Dollars in thousands)                                      February  2,        January 28,
Three months ended                                              2001               2000
------------------                                         -------------       -----------
Corporate expenses.........................................    $ (18,421)         $(17,622)
Finance charge revenue.....................................        1,321             1,317
Elimination of corporate financing expense.................        2,679             3,219
Interest expense, net......................................       (5,276)           (5,757)
Other......................................................       (2,797)           (3,670)
                                                           -------------       -----------
Total......................................................     $(22,494)         $(22,513)
                                                           =============       ===========

Business Acquisition

During the first quarter of fiscal 2001, Toro acquired certain operating assets of Goossen Industries, Inc. (Goossen), a turf equipment manufacturer located in Beatrice, Nebraska. The facility acquired will add manufacturing capacity for the company and expand its line of debris management equipment.


----------
(1) Includes restructuring and other unusual income of $0.7 million for the three months ended February 2, 2001.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, over the Internet, or otherwise, in the future by or on behalf of the company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties that could affect the company's overall financial position at the present include the threat of a slow down in the global and domestic economy; the reported decline in consumer confidence; the reported weakness in retail sales; inability to achieve earnings growth in fiscal 2001 of 12 to 15 percent above fiscal 2000; inability to achieve revenue growth in fiscal 2001 of 8 to 10 percent above fiscal 2000; inability to achieve gross margin in fiscal 2001 of 37 to 38 percent; inability to keep growth of operating expenses in fiscal 2001 at 7 to 10 percent, in dollars, above fiscal 2000; inability to maintain tax rate of 37 percent in fiscal 2001; higher average short-term debt costs due to the company's reliance on short-term debt, especially at a time when anticipated working capital needs are higher; inability to achieve goals of the announced "5 by Five" profit improvement program; rising energy costs; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; the degree of success in implementing a distribution initiative designed to develop a new distribution model; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; impact of the Internet and e-commerce on the company's business; changes in distributor ownership; financial viability of some distributors; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination of shelf space for Toro's products; the company's ability to cost-effectively expand existing manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement and commercial disputes; and the impact of new accounting standards.

Particular risks and uncertainties facing the company's professional segment at the present include inflationary pressures and potentially slower economic growth that has been important to the growth of the company's professional businesses, including golf, agricultural irrigation, and landscape contractor markets; product quality problems in the development and production of irrigation products; delays in key new irrigation product introductions; the degree of success related to reorganization and management changes in the irrigation and agricultural irrigation areas; increasing oil prices that raise the cost of resin used in irrigation and agricultural irrigation products; a slow down in new golf course construction or existing golf course renovations; a decline in the growth rate in the number of new golfers, which slows new golf course construction; a slow down in new home construction; and the financial impact of direct-to-dealer distribution changes related to the Sitework Systems product line.

Particular risks and uncertainties facing the company's residential segment at the present include inflationary pressures and potentially slower economic growth; a decline in consumer confidence; a decline in retail sales; changing buying patterns, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel or customer, particularly as the company's residential segment becomes more dependent on home center sales; a slowdown in home sales; and the company's expansion into selected home center markets and the potential decline of sales on other product lines and distribution channels.

Particular risks and uncertainties facing the company's international business at the present include socio-economic conditions in some international markets; tax law changes in Mexico; currency fluctuations of the dollar against the Euro and Australian dollar; the cost of currency support provided to international customers to compensate for weak currencies compared to the U.S. dollar; and competitive implications and price transparencies related to the Euro conversion.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials; and the company's ability to maintain good relations with its employees.

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

RESULTS OF OPERATIONS

First quarter net sales were $283.5 million compared to $280.2 million last year, an increase of 1.2 percent. Worldwide sales for the professional segment rose 0.3 percent over last year's first quarter. Sales of landscape contractor mowing equipment increased significantly due to continued strong retail demand in that market. However, sales were down for the Sitework Systems product line and residential/commercial irrigation products. Residential segment sales were also down by 4.3 percent compared to last year's first quarter performance. Slower snowthrower, walk power mower, and home solutions product sales were the main contributors to this decrease. Other segment net sales increased substantially due to contributions from two additional company-owned distributors and a change in shipping patterns to Toro-owned distributors to later in the fiscal year. International sales also did well with a 6.0 percent increase over last year. Disregarding currency effects, international sales increased 11.5 percent.

First quarter net earnings were $1.3 million compared to $0.9 million for the same quarter in fiscal 2000, an increase of 42.8 percent. Excluding restructuring and other unusual income, the current year first quarter net earnings would have been $0.9 million. Dilutive net earnings per share for the quarter was $0.10, which included restructuring and other unusual income of $0.03 per dilutive share, compared to $0.07 per dilutive share for the same quarter in the previous year. Operating earnings for the professional segment rose modestly. Factoring out restructuring and other unusual income of $0.7 million in the residential segment, operating profits were slightly down.

The following table summarizes net sales by segment:


                                                                      Three Months Ended
                                                 -----------------------------------------------------------
(Dollars in thousands)                           February 2,      January 28,
                                                      2001            2000           $ Change       % Change
                                                 -----------      -----------      -----------      --------
Professional.....................................$   186,445      $   185,891      $       554         0.3%
Residential......................................     92,625           96,819           (4,194)       (4.3)
Other............................................      4,442           (2,471)           6,913        N/M
                                                 -----------      -----------      -----------
    Total *......................................$   283,512      $   280,239      $     3,273         1.2%
                                                 ===========      ===========      ===========

* Includes international sales of:...............$    72,031      $    67,935      $     4,096         6.0%

Professional Segment Net Sales

Net sales for the worldwide professional segment rose 0.3 percent in the first quarter of fiscal 2001. The landscape contractor market for mowing equipment continues to show significant growth, with good volume increases for the Exmark and Toro brands. International sales to the golf and grounds maintenance market also continued to perform well due to a positive reception of new products. However, domestic sales to the golf and grounds maintenance market were slightly down due to continuing efforts to ship product closer to retail demand. Residential/commercial irrigation systems sales were down from last year, mainly for the Irritrol brand, due to high field inventory levels entering fiscal 2001 and compared to abnormally high shipments in the prior year comparable quarter. Sitework Systems sales decreased from last year due to a change to dealer-direct distribution that resulted in returned product from some distributors.

Residential Segment Net Sales

Net sales for the worldwide residential segment in the first quarter of fiscal 2001 were $92.6 million compared to $96.8 million in the first quarter of fiscal 2000, a decrease of 4.3 percent. The decline was primarily the result of the comparison with abnormally high sales of domestic snowthrower products in the first quarter of fiscal 2000 resulting from a shift in shipments from the fourth quarter of fiscal 1999 to the first quarter of fiscal 2000. In addition, field inventory levels were higher entering fiscal 2001. Domestic Toro walk power mower sales were also down for the quarter due to shipping product closer to the selling season in the second quarter resulting from customers efforts at reducing financing costs associated with field inventory levels. Home solutions product sales declined from last year due to delays in production of a new redesigned electric blower pushing sales into the second quarter of fiscal 2001. Do-it-yourself irrigation sales also decreased over the prior year's first quarter due to lost placement at some home centers. Offsetting these decreases to some degree were higher worldwide volume shipments of riding products due to the introduction of the new Toro(R) TimeCutter(TM) Z mower and products manufactured for a third party. International sales of walk power mowers were also up from last year on a comparative basis because late production in the first quarter of fiscal 2000 delayed shipments into the later part of fiscal 2000.

Field inventory levels are lower than in the comparable quarter of fiscal 2000 for all residential segment product lines. The heavy snowfalls during the winter of 2000-2001 throughout the Snow Belt resulted in significantly higher retail sales, leaving low field inventory levels for snowthrower products. Therefore, the company anticipates higher snowthrower sales in fiscal 2001 compared to fiscal 2000.

Other Segment Net Sales

The other segment showed positive net sales of $4.4 million in the first quarter of fiscal 2001 compared to negative net sales of $2.5 million in the first quarter of fiscal 2000. Net sales in this segment include sales from Toro's wholly owned distribution companies less sales from the professional and residential segments to those distribution companies. The sales increase was due to the addition of sales from two company-owned distributors acquired in fiscal 2000 and a change in shipping patterns closer to retail demand.

Gross Profit

First quarter gross profit was $101.2 million compared to $99.9 million last year, an increase of 1.2 percent. As a percentage of net sales, gross profit for the first quarter was even with last year at 35.7 percent.

Selling, General, and Administrative Expense

First quarter selling, general, and administrative expense (SG&A) was $97.4 million compared to $94.0 million in the same period last year, an increase of $3.4 million. As a percentage of net sales, SG&A increased to 34.4 percent from
33.5 percent for the same quarter in fiscal 2000. Two company-owned distribution companies acquired after the first quarter last year added $1.5 million of incremental SG&A expense. The increase as a percent of sales was also due to higher levels of currency support for international sales and higher incentive compensation costs.

Restructuring and Other Unusual Income

First quarter restructuring and other unusual income was $0.7 million, which increased income for the residential segment. This income relates to the reversal of the remaining accrual for closing of the Sardis, Mississippi facility, which was sold during the first quarter of fiscal 2001.

Interest Expense

First quarter interest expense was $5.3 million compared to $5.8 million in the same period last year, a decrease of 8.4 percent. This decrease was primarily due to lower levels of short-term debt as a result of improved asset management and the use of earnings from the past 12 months to pay down debt.

Other Income, Net

First quarter other income, net, was $2.9 million compared to $1.3 million in the same period last year, an increase of $1.6 million. The increase was due to higher levels of currency gains and increased royalty income, somewhat offset by a write-down of investments and legal expense related to a commercial dispute.

Operating Earnings (Loss) by Segment

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the residential and professional segments. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income, net, and interest expense.

Professional Segment Operating Earnings

Operating earnings for the worldwide professional segment in the first quarter of fiscal 2001 was even with last year at $18.1 million or 9.7 percent as a percentage of net sales. Gross margin as a percent of sales fell 0.6 percent mainly due to increased costs for resin and higher manufacturing costs for irrigation products. SG&A costs as a percent of sales were lower by 0.2 percent due to lower marketing expenses, somewhat offset by higher levels of currency support. Other income, net also increased due to higher levels of currency gains in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

Residential Segment Operating Earnings

Operating earnings for the worldwide residential segment in the first quarter of fiscal 2001 were $6.5 million compared to $5.9 million in the first quarter of fiscal 2000, an increase of 9.8 percent. As a percentage of net sales, residential segment operating margins increased to 7.0 percent from 6.1 percent for the same quarter in fiscal 2000. Gross margin as a percent of sales improved
0.5 percent due to increased sales of higher margin products and lower costs for certain product lines. SG&A costs were higher by 0.6 percent as a percentage of sales due mainly to higher costs for currency support, but the increase was somewhat offset by lower marketing and warranty expenses. Restructuring and other unusual income of $0.7 million contributed to the residential segment operating profit improvement. Other income, net also increased due to higher levels of currency gains in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

Other Segment Operating Losses

Operating losses for the other segment in the first quarter of fiscal 2001 were even with last year at $22.5 million. Corporate SG&A costs increased due to higher insurance and consulting costs. In addition, operating losses at the company-owned distributors were higher this quarter compared to the same quarter in fiscal 2000. Offsetting those increases was a decline in interest expense, reduced spending for information services, and a lower amount of elimination of gross profit related to lower inventory levels at company-owned distributors.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2001 was 37.0 percent compared to 37.5 percent for the first quarter of fiscal 2000.

Financial Position as of February 2, 2001

    February 2, 2001 compared to January 28, 2000

Total assets at February 2, 2001 were $883.6 million compared to $882.3 million on January 28, 2000, an increase of $1.3 million. Net accounts receivable decreased $7.2 million from last year, mainly for Toro Credit Company receivables that were down due to decreased levels of commercial equipment and snowthrower receivables related to strong retail demand. Inventory increased slightly by $2.2 million from last year. The addition of Goossen and a new distribution company acquired in late fiscal 2000 added $3.7 million of net incremental inventory. Net property, plant, and equipment increased $8.5 million due to higher amounts of capital additions in comparison to depreciation expense. Goodwill and other assets decreased $8.8 million primarily as a result of valuation charges for the company's investments in a technology company and a distribution company as well as amortization of goodwill and intangible assets.

Total current liabilities were $360.1 million compared to $395.0 million last year, a decrease of $34.9 million. Short-term debt decreased $48.0 million due mainly to higher levels of accounts payable and equity. Accounts payable was higher by $13.7 million due to the company's efforts to increase days in accounts payable.

    February 2, 2001 compared to October 31, 2000

Total assets at February 2, 2001 were $883.6 million compared to $779.4 million at October 31, 2000, an increase of $104.2 million. Net accounts receivable increased $44.0 million from October 31, 2000 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Inventory increased by $57.3 million due to the normal seasonal buildup of inventory in the first quarter plus prebuilding of inventory as a result of manufacturing capacity constraints. Goodwill and other assets decreased $1.8 million primarily as a result of valuation charges for the company's investments in a technology company and a distribution company as well as amortization of goodwill and intangible assets during the first quarter of fiscal 2001.

Total current liabilities at February 2, 2001 were $360.1 million compared to $260.9 million at October 31, 2000, an increase of $99.2 million. The increase was the result of additional short-term debt of $101.8 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs. These requirements are historically greatest in the winter and spring months. Accounts payable increased $10.5 million compared to October 31, 2000 due to the company's efforts to increase days in accounts payable. Other accrued liabilities decreased $13.0 million primarily as a result of the payment of accrued profit sharing and related incentive compensation accruals.

Liquidity and Capital Resources

Cash used in operating activities for the first three months of fiscal 2001 was $5.5 million lower than the first three months in fiscal 2000 primarily due to a lower change in working capital as compared to the prior period, somewhat offset by an increase in deferred tax assets. Cash used in investing activities increased $1.7 million due to the purchase price net of cash acquired for Goossen, slightly offset by proceeds received for the sale of the Sardis, Mississippi facility. Cash provided by financing activities was higher by $6.5 million due to a reduction in stock repurchases, slightly offset by lower levels of short-term debt borrowing during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. In addition, cash on hand at October 31, 1999, which was high due to fiscal year end occurring on a Sunday when cash received on Saturday could not be utilized to pay down short-term debt until fiscal 2000, was used for operating and investing activities in the first quarter of fiscal 2000.

The company's U.S. seasonal working capital requirements are funded with $292.0 million of committed unsecured bank credit lines. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit of approximately $16.0 million. The company also has banker's acceptance agreements under which an additional $40.0 million of credit lines are available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

Management believes that the combination of funds available through its existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases during the current fiscal year.

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

Significant issues for the company arising from the transition are price competition on Toro distributor and Toro direct sales, and the possible need for and cost of currency support for Toro distributors in the European Union. Current concerns include currency swings and instability in the rate of exchange between the euro and the U.S. dollar, and the lack of diversification of currencies in Europe with the introduction of the euro.

The company is planning to convert to a new operating business system for its European subsidiaries, which has delayed plans to begin parallel reporting with the current functional currency of the European subsidiaries and euros to the second half of fiscal 2001. Beginning in fiscal 2002, these European subsidiaries are expected to be fully transitioned from their legacy currencies to the euro, reflecting euros on invoices to customers and using euro for statutory reporting.

Based on evaluation to date, management currently believes that while the company will incur internal and external costs to adjust to the euro indirectly, such costs are not expected to have a significant impact on operations, cash flows, or the financial condition of the company and its subsidiaries taken as a whole in future periods.

Inflation

The company is subject to the effects of changing prices. In the first quarter of fiscal 2001, the company continued to experience inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts and slight price increases. However, no significant price increases are planned for fiscal 2001 because of competitive pressures.

Quantitative and Qualitative Disclosures about Market Risk

Toro is exposed to market risk stemming from changes in foreign exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in the company's net earnings and cash flows. In the normal course of business, Toro actively manages the exposure of certain market risks by entering into various hedging transactions, authorized under company policies that place controls on these activities. The company's hedging transactions involve the use of a variety of derivative instruments. Toro uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes.

Foreign Exchange Risk

Toro is subject to risk from sales and loans to wholly owned subsidiaries as well as sales to, purchases from, and bank lines of credit with, third party customers, suppliers, and creditors, respectively, denominated in foreign currencies. The company manages foreign exchange rate exposure from anticipated sales, accounts receivable, intercompany loans, anticipated purchases, credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency) and forward and swap foreign exchange contracts. Forward foreign exchange contracts to hedge forecasted transactions are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a sale or purchase and a related asset or liability recorded on the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. The related amounts payable to, or receivable from, the contract counter parties are included in other accrued liabilities or prepaid expenses and other current assets.

The following forward exchange contracts held by the company have maturity dates in fiscal year 2001. All items are non-trading and stated in U.S. dollars. Certain derivative instruments the company enters into do not meet the hedging criteria of SFAS 133, therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, value of derivative instrument in accumulated other comprehensive loss, and fair value of derivative instrument in other income, net at February 2, 2001 were as follows:

--------------------------------------- ------------- ------------- ---------------- --------------
                                                                       VALUE IN
                                                                      ACCUMULATED
                                          AVERAGE                        OTHER        FAIR VALUE
                                         CONTRACTED     NOTIONAL     COMPREHENSIVE      IMPACT
DOLLARS IN THOUSANDS                        RATE         AMOUNT      INCOME (LOSS)    GAIN (LOSS)
======================================= ============= ============= ================ ==============
Buy US dollar/Sell Australian dollar           .5966  $   10,112.5                -- $        795.6
--------------------------------------- ------------- ------------- ---------------- --------------
Buy US dollar/Sell Canadian dollar            1.4582       7,166.5  $          191.5             --
--------------------------------------- ------------- ------------- ---------------- --------------
Buy US dollar/Sell Euro                        .8834       1,766.7                --         (105.9)
--------------------------------------- ------------- ------------- ---------------- --------------
Buy US dollar/Sell Mexican peso               9.9670         100.3                --           (2.9)
--------------------------------------- ------------- ------------- ---------------- --------------
Buy Australian dollar/Sell US dollar           .5518       7,985.3                --          (42.3)
--------------------------------------- ------------- ------------- ---------------- --------------
Buy Euro/Sell US dollar                        .9371       2,811.3                --           (9.6)
--------------------------------------- ------------- ------------- ---------------- --------------
Buy Japanese yen/Sell US dollar             106.5718       6,737.2            (395.4)         (86.3)
--------------------------------------- ------------- ------------- ---------------- --------------
Buy Mexican peso/Sell US dollar              10.0000       1,050.0                --           (3.1)
--------------------------------------- ------------- ------------- ---------------- --------------

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

3(i)(b) and 4(b)     Certificate of Amendment to Certificate of Incorporation of Registrant
                     dated December 9, 1986 (incorporated by reference to Exhibit 3 to
                     Registrant's Auarterly Report on Form 10-Q for the quarter ended January
                     30, 1987, Commission File No. 1-8649).

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

10(f)                The Toro Company Performance Share Plan (incorporated by reference to Exhibit
                     10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July
                     30, 1999).*

10(g)                The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit
                     10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                     April 28, 2000).*

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




Date:  March 19, 2001