Form 10-Q
period 2001-05-04
TORO CO
filed 2001-06-18
CIK 737758

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

    For the Quarterly Period Ended May 4, 2001 Commission File Number 1-8649
                                  ------------                       -------

                                THE TORO COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   41-0580470
  ------------------------            ---------------------------------------
  (State of Incorporation)            (I.R.S. Employer Identification Number)


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA 55420
                        TELEPHONE NUMBER: (952) 888-8801
  ------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


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


The number of shares of Common Stock outstanding as of June 1, 2001 was 12,544,310.


================================================================================

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q


                                                                                                Page Number
                                                                                                -----------
PART I.        FINANCIAL INFORMATION:

ITEM 1.          Condensed Consolidated Statements of Earnings (Unaudited) --
                   Three and Six Months Ended May 4, 2001 and April 28, 2000....................     3

                 Condensed Consolidated Balance Sheets (Unaudited) --
                   May 4, 2001, April 28, 2000 and October 31, 2000.............................     4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) --
                   Six Months Ended May 4, 2001 and April 28, 2000..............................     5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)...............  6-10

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................ 11-19


PART II.       OTHER INFORMATION:

ITEM 4.          Submission of Matters to a Vote of Security Holders............................    20

ITEM 6.          Exhibits and Reports on Form 8-K............................................... 20-21

                 Signatures.....................................................................    22

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        Three Months Ended               Six Months Ended
                                                 -----------------------------    ------------------------------
                                                     May 4,        April 28,          May 4,          April 28,
                                                      2001           2000              2001             2000
                                                 -------------   --------------   -------------   -------------
Net sales....................................... $     463,490   $      441,799   $     747,002   $     722,038
Cost of sales...................................       293,530          279,850         475,869         460,150
                                                 -------------   --------------   -------------   -------------
      Gross profit..............................       169,960          161,949         271,133         261,888
Selling, general, and administrative expenses...       114,375          108,718         211,785         202,718
Restructuring and other unusual income..........            --               --            (679)             --
                                                 -------------   --------------   -------------   -------------
      Earnings from operations..................        55,585           53,231          60,027          59,170
Interest expense................................        (6,437)          (7,652)        (11,713)        (13,409)
Other income (expense), net.....................        (1,439)          (2,860)          1,464          (1,581)
                                                 -------------   --------------   -------------   -------------
      Earnings before income taxes..............        47,709           42,719          49,778          44,180
Provision for income taxes......................        17,652           15,799          18,418          16,347
                                                 -------------   --------------   -------------   -------------
      Net earnings.............................. $      30,057   $       26,920   $      31,360   $      27,833
                                                 =============   ==============   =============   =============

Basic net earnings per share of common stock.... $        2.34   $         2.11   $        2.45   $        2.17
                                                 =============   ==============   =============   =============

Dilutive net earnings per share of common stock. $        2.28   $         2.08   $        2.38   $        2.13
                                                 =============   ==============   =============   =============

Weighted average number of shares of common
      stock outstanding - Basic.................        12,827           12,734          12,789          12,826

Weighted average number of shares of common
      stock outstanding - Dilutive..............        13,205           12,958          13,150          13,081


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               May 4,            April 28,        October 31,
                                                                2001               2000               2000
                                                          --------------      -------------     ---------------
ASSETS
Cash and cash equivalents................................ $        1,191      $         902     $           978
Receivables, net.........................................        458,822            456,665             262,484
Inventories, net.........................................        239,443            241,924             194,926
Prepaid expenses and other current assets................          8,812              9,218              12,065
Deferred income taxes....................................         44,960             40,584              39,714
                                                          --------------      -------------     ---------------
      Total current assets...............................        753,228            749,293             510,167
                                                          --------------      -------------     ---------------

Property, plant, and equipment...........................        387,495            365,219             383,497
      Less accumulated depreciation......................        249,983            237,069             250,645
                                                          --------------      -------------     ---------------
                                                                 137,512            128,150             132,852

Deferred income taxes....................................          9,883              8,876               9,883
Goodwill and other assets................................        122,305            129,712             126,488
                                                          --------------      -------------     ---------------
      Total assets....................................... $    1,022,928      $   1,016,031     $       779,390
                                                          ==============      =============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt........................ $           21      $         490     $            38
Short-term debt..........................................        178,189            235,488              11,587
Accounts payable.........................................         77,131             66,145              65,340
Accrued liabilities......................................        227,345            205,100             183,927
                                                          --------------      -------------     ---------------
      Total current liabilities..........................        482,686            507,223             260,892
                                                          --------------      -------------     ---------------

Long-term debt, less current portion.....................        194,432            195,584             194,457
Other long-term liabilities..............................          7,022              6,594               6,823

Stockholders' equity:
   Stock, par value $1.00, authorized 35,000,000 shares;
      issued and outstanding 12,540,204 shares at May 4,
      2001 (net of 967,851 treasury shares), 12,643,274
      shares at April 28, 2000 (net of 864,781 treasury
      shares), and 12,569,194 shares at October 31, 2000
      (net of 938,861 treasury shares)...................         12,540             12,643              12,569
 Additional paid-in capital..............................         40,762             49,298              47,540
 Retained earnings.......................................        296,995            254,321             268,727
 Accumulated other comprehensive loss....................        (11,509)            (9,632)            (11,618)
                                                          --------------      -------------     ---------------
      Total stockholders' equity.........................        338,788            306,630             317,218
                                                          --------------      -------------     ---------------
      Total liabilities and stockholders' equity......... $    1,022,928      $   1,016,031     $       779,390
                                                          ==============      =============     ===============


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                              Six Months Ended
                                                                   ---------------------------------------
                                                                        May 4,                April 28,
                                                                         2001                    2000
                                                                   -----------------      ----------------
   Cash flows from operating activities:
   Net earnings................................................... $         31,360       $        27,833
     Adjustments to reconcile net earnings to net cash
        used in operating activities:
     Provision for depreciation and amortization..................           16,672                17,822
     Write-down of investments....................................            1,778                 1,097
     Gain on disposal of property, plant, and equipment...........              (51)                   (7)
     (Increase) decrease in deferred income taxes.................           (5,246)                  308
     Tax benefits related to employee stock option transactions...            4,501                    --
     Changes in operating assets and liabilities:
         Receivables, net.........................................         (195,290)             (195,812)
         Inventories, net.........................................          (41,317)              (30,332)
         Prepaid expenses and other current assets................            3,409                (3,090)
         Accounts payable and accrued liabilities.................           56,608                27,095
                                                                   ----------------       ---------------
             Net cash used in operating activities................         (127,576)             (155,086)
                                                                   ----------------       ---------------

   Cash flows from investing activities:
     Purchases of property, plant, and equipment..................          (16,122)              (17,719)
     Proceeds from asset disposals................................            2,098                 1,025
     Decrease in investment in affiliates.........................              141                    30
     Increase in other assets.....................................           (1,372)               (2,591)
     Acquisition, net of cash acquired............................           (6,189)                   --
                                                                   ----------------       ---------------
             Net cash used in investing activities................          (21,444)              (19,255)
                                                                   ----------------       ---------------

   Cash flows from financing activities:
     Increase in short-term debt..................................          166,602               177,225
     Repayments of long-term debt.................................              (42)                 (266)
     Increase in other long-term liabilities......................              199                   419
     Proceeds from exercise of stock options......................           14,586                   709
     Purchases of common stock....................................          (29,126)               (9,909)
     Dividends on common stock....................................           (3,093)               (3,044)
                                                                   ----------------       ---------------
             Net cash provided by financing activities............          149,126               165,134
                                                                   ----------------       ---------------

   Foreign currency translation adjustment........................              107                (1,851)
                                                                   ----------------       ---------------

   Net increase (decrease) in cash and cash equivalents...........              213               (11,058)
   Cash and cash equivalents at beginning of period...............              978                11,960
                                                                   ----------------       ---------------

   Cash and cash equivalents at end of period..................... $          1,191       $           902
                                                                   ================       ===============


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MAY 4, 2001


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the six months ended May 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

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

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

                                                    May 4,         April 28,       October 31,
      (Dollars in thousands)                         2001            2000             2000
                                                 -----------      -----------      -----------
      Raw materials and work in process......... $    77,503      $    76,716      $   101,784
      Finished goods............................     203,666          208,875          132,526
                                                 -----------      -----------      -----------
                                                     281,169          285,591          234,310
      Less LIFO and other reserves..............      41,726           43,667           39,384
                                                 -----------      -----------      -----------
               Total                             $   239,443      $   241,924      $   194,926
                                                 ===========      ===========      ===========

Restructuring and Other Unusual Income

At May 4, 2001, the company had $0.3 million of restructuring and other unusual expense remaining in accrued liabilities. The company has utilized $0.3 million of the original reserve since October 31, 2000 and reversed $0.7 million into restructuring and other unusual income related to the remaining accrual for the Sardis, Mississippi facility that was sold during the first quarter of fiscal 2001. The company expects the majority of the remaining reserve to be utilized when the Murray Bridge, Australia facility is sold.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                                        Three Months Ended               Six Months Ended
                                                 ----------------------------      --------------------------
                                                    May 4,         April 28,         May 4,         April 28,
     (Dollars in thousands)                         2001             2000             2001            2000
                                                 -----------      -----------      ------------    -----------
     Net earnings............................... $    30,057      $    26,920      $     31,360    $    27,833
     Other comprehensive income (loss):
        Foreign currency translation............        (790)          (1,824)              107         (1,851)
        Derivative instruments..................         131               --                 2             --
                                                 -----------      -----------      ------------    -----------
     Comprehensive income....................... $    29,398      $    25,096      $     31,469    $    25,982
                                                 ===========      ===========      ============    ===========

Net Earnings Per Share

Reconciliations of basic and dilutive weighted average shares of common stock outstanding were as follows:

                                                        Three Months Ended               Six Months Ended
                                                 ----------------------------      --------------------------
                                                    May 4,         April 28,          May 4,         April 28,
                                                     2001             2000             2001            2000
                                                 -----------      -----------      ------------    -----------
Basic
(Shares in thousands)
Weighted average number of shares of common
      stock outstanding.........................      12,827           12,734           12,771          12,701
Assumed issuance of contingent shares ..........          --               --               18             125
                                                 -----------      -----------      -----------     -----------
Weighted average number of shares of common
      stock and assumed issuance of contingent
      shares....................................      12,827           12,734           12,789          12,826
                                                 ===========      ===========      ===========     ===========

Dilutive
(Shares in thousands)
Weighted average number of shares of common
      stock and assumed issuance of contingent
      shares....................................      12,827           12,734           12,789          12,826
Assumed conversion of stock options.............         378              224              361             255
                                                 -----------      -----------      -----------     -----------
Weighted average number of shares of common
      stock, assumed issuance of contingent
      shares, and assumed conversion of stock
      options...................................      13,205           12,958           13,150          13,081
                                                 ===========      ===========      ===========     ===========

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has two reportable business segments:
Professional and Residential. The other segment consists of company-owned distributors operating in the United States and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.

The following table shows the summarized financial information concerning the company's reportable segments:



(Dollars in thousands)                          Professional     Residential         Other           Total
                                                ------------     -----------        -------        --------
Three months ended May 4, 2001:

Net sales.......................................  $298,617         $160,154          $4,719        $463,490
Intersegment net sales..........................    32,660            4,905         (37,565)             --
Earnings (loss) before income taxes.............    49,485           18,381         (20,157)         47,709

Three months ended April 28, 2000:

Net sales.......................................  $272,414         $158,387         $10,998        $441,799
Intersegment net sales..........................    25,646            5,635         (31,281)             --
Earnings (loss) before income taxes.............    42,278           15,445         (15,004)         42,719



(Dollars in thousands)                          Professional     Residential         Other           Total
                                                ------------     -----------        -------        --------
Six months ended May 4, 2001:

Net sales.........................................$485,062         $252,779          $9,161        $747,002
Intersegment net sales..............................45,193            5,856         (51,049)             --
Earnings (loss) before income taxes.................67,556           24,873         (42,651)         49,778
Total assets.......................................513,934          156,698         352,296       1,022,928

Six months ended April 28, 2000:

Net sales.........................................$458,305         $255,206          $8,527        $722,038
Intersegment net sales..............................38,154            9,285         (47,439)             --
Earnings (loss) before income taxes.................60,337           21,360         (37,517)         44,180
Total assets.......................................508,021          182,318         325,692       1,016,031


The following table presents the details of the other segment earnings (loss) before income taxes:

                                                        Three Months Ended               Six Months Ended
                                                 ----------------------------      --------------------------
                                                    May 4,         April 28,          May 4,         April 28,
(Dollars in thousands)                               2001             2000             2001            2000
                                                 -----------      -----------      ------------    -----------
Corporate expenses...............................  $(17,936)        $(15,561)        $(36,357)      $(33,183)
Finance charge revenue...........................     1,689            1,420            3,010          2,737
Elimination of corporate financing expense.......     4,551            5,181            7,230          8,400
Interest expense, net............................    (6,437)          (7,652)         (11,713)       (13,409)
Other............................................    (2,024)           1,608           (4,821)        (2,062)
                                                     ------            -----           ------         ------
Total............................................  $(20,157)        $(15,004)        $(42,651)      $(37,517)
                                                   ========         ========         ========       ========

Derivative Financial Instruments

The company uses derivative instruments to manage exposure to foreign currency. Toro uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes.

The company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a sale and a related asset recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended May 4, 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At May 4, 2001, the amount of such forward contracts outstanding was $6,308,189. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) at May 4, 2001 was $155,594.

The company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of trade purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a purchase and a related liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended May 4, 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At May 4, 2001, the amount of such forward contracts outstanding was $3,234,056. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) at May 4, 2001 was $153,692.

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

New Accounting Pronouncements

The Emerging Issues Task Force (EITF) has issued the final version of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

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

EITF No. 00-14 provides guidance regarding accounting for sales incentives offered to customers, and the proper income statement classification. The company plans to adopt EITF No. 00-14 in the fourth quarter of fiscal 2001. The company is currently evaluating the impact of EITF No. 00-14 regarding income statement classification.

EITF No. 00-25 provides guidance whether consideration from a vendor to a customer is an adjustment of the selling prices and, therefore, should be deducted from revenue in the income statement or a cost incurred for assets or services and, therefore, should be included as a cost or an expense in the income statement. The company plans to adopt EITF No. 00-25 in the fourth quarter of fiscal 2001. The company is currently evaluating the impact of EITF No. 00-25 regarding income statement classification.

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

During fiscal 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The company adopted the new standard on the first day of fiscal year 2001. The adoption of SFAS 133 did not have a significant impact on the company's financial condition or results of operations.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties that could affect the company's overall financial position at the present include the continuing slow down in the global and domestic economy; the reported decline in consumer confidence; the reported weakness in retail sales; inability to achieve earnings growth in fiscal 2001 of 12 to 15 percent above fiscal 2000; inability to achieve revenue growth in fiscal 2001 of 8 to 10 percent above fiscal 2000; inability to achieve gross margin in fiscal 2001 of 37 to 38 percent; inability to keep growth of operating expenses in fiscal 2001 at 7 to 10 percent, in dollars, above fiscal 2000; inability to maintain a tax rate of 37 percent in fiscal 2001; inability to achieve goals of the announced "5 by Five" profit improvement program; rising energy costs; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; the degree of success in implementing a distribution initiative designed to develop a new distribution model; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; impact of the Internet and e-commerce on the company's business; changes in distributor ownership; financial viability of some distributors; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination of shelf space for Toro's products; the company's ability to cost-effectively expand existing and open new manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement and commercial disputes; and the impact of new accounting standards.

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

Particular risks and uncertainties facing the company's residential segment at the present include inflationary pressures and slower economic growth; a decline in consumer confidence; a decline in retail sales; the degree of success of introducing new products and potential decline of sales on other product categories; changing buying patterns, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel or customer, particularly as the company's residential segment becomes more dependent on home center sales; a slowdown in home sales; and the company's expansion into selected home center markets and the potential decline of sales on other product lines and distribution channels.

Particular risks and uncertainties facing the company's international business at the present include socio-economic conditions in some international markets; tax law changes in Mexico; currency fluctuations of the dollar against the euro, Japanese yen, and Australian dollar; the cost of currency support provided to international customers to compensate for weak currencies compared to the U.S. dollar; and competitive implications and price transparencies related to the euro conversion.

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

RESULTS OF OPERATIONS

Toro's results for the second quarter of fiscal 2001 were positive, with sales and profitability increases for the professional and residential segments driven by new product introductions and continued growth in the landscape contractor market, despite a weaker economy and unfavorable weather conditions. Fiscal 2001 second quarter net sales increased 4.9 percent to $463.5 million from $441.8 million for the second quarter of fiscal 2000. Year-to-date net sales were $747.0 million compared to $722.0 million last year, an increase of 3.5 percent. Worldwide sales for the professional segment rose 9.6 percent compared to last year's second quarter and 5.8 percent year-to-date led by significant increases in the landscape contractor market and introduction of new products. Worldwide sales for the residential segment increased 1.1 percent compared to last year's second quarter but were down slightly for the year. Strong initial sales of new products helped offset declines in shipments of other residential product categories. International sales were up modestly for the quarter and year-to-date; disregarding currency effects, however, international sales increased 3.5 percent for the quarter and 6.8 percent for the first half of fiscal 2001.

Net earnings increased 11.7 percent to $30.1 million from $26.9 million for the same quarter in fiscal 2000, and dilutive earnings per share for the quarter rose 9.6 percent to $2.28 from $2.08 in fiscal 2000 second quarter. Year-to-date net earnings were $31.4 million compared to $27.8 million last year, an increase of 12.7 percent, and dilutive earnings per share for the year were $2.38 compared to $2.13 last year. Excluding restructuring and other unusual income, year-to-date net earnings would have been $30.9 million and dilutive earnings per share would have been $2.35. Higher sales volumes, lower levels of exchange rate currency losses, and reduced interest expense were the main contributors to the earnings improvement.

The following table summarizes net sales by segment:

                                                                       Three Months Ended
                                                 ------------------------------------------------------------
                                                    May 4,          April 28,
(Dollars in thousands)                               2001             2000          $ Change        % Change
                                                 -----------      -----------      -----------      ---------
Professional.................................... $   298,617      $   272,414      $    26,203          9.6%
Residential.....................................     160,154          158,387            1,767          1.1
Other...........................................       4,719           10,998           (6,279)       (57.1)
                                                 -----------      -----------      -----------        -----
    Total *..................................... $   463,490      $   441,799      $    21,691          4.9%
                                                 ===========      ===========      ===========        =====

* Includes international sales of............... $    88,371      $    87,952      $       419          0.5%

                                                                        Six Months Ended
                                                 ------------------------------------------------------------
                                                    May 4,          April 28,
(Dollars in thousands)                               2001             2000          $ Change        % Change
                                                 -----------      -----------      -----------      ---------
Professional.................................... $   485,062      $   458,305      $    26,757          5.8%
Residential.....................................     252,779          255,206           (2,427)        (1.0)
Other...........................................       9,161            8,527              634          7.4
                                                 -----------      -----------      -----------        -----
    Total *..................................... $   747,002      $   722,038      $    24,964          3.5%
                                                 ===========      ===========      ===========        =====

* Includes international sales of............... $   160,402      $   155,887      $     4,515          2.9%

Professional Segment Net Sales

Net sales for the worldwide professional segment in the second quarter of fiscal 2001 were $298.6 million compared to $272.4 million in the second quarter of fiscal 2000, an increase of 9.6 percent. The landscape contractor market continues to show significant growth, with good volume increases for both Exmark and Toro brands. Shipments of newly introduced commercial mowing equipment also contributed to the sales increase for this segment. Despite those positive factors, a weaker economy, unfavorable weather conditions, and a slow-down in new golf course construction had a negative effect on sales to the golf market worldwide for equipment and irrigation systems. Sales were also lower for residential/commercial irrigation products, mainly for the Irritrol brand, due to high field inventory levels entering fiscal 2001 and unfavorable weather conditions.

Net sales for the worldwide professional segment in the first half of fiscal 2001 were $485.1 million compared to $458.3 million last year, an increase of
5.8 percent. The increase in sales was due to the same contributing factors mentioned in the quarter comparison. In addition, parts sales for commercial equipment products were up for the year due to the higher number of units in service related to the growth of that business over the past few years. Offsetting those increases was lower sales volume for the Sitework Systems product line due to a change to dealer-direct distribution that resulted in returned product from some distributors and a shift of sales closer to retail demand. Despite this distribution change, retail sales have increased compared to last year for the Sitework Systems product line.

Residential Segment Net Sales

Net sales for the worldwide residential segment in the second quarter of fiscal 2001 were $160.2 million compared to $158.4 million in the second quarter of fiscal 2000, a slight increase of 1.1 percent. Shipments of new products, which include the Toro(R) TimeCutter(TM) Z mower and the Toro Twister(R) utility vehicle, led this increase in sales. Home solutions product sales, such as electric trimmers and blowers, were also up for the quarter mainly due to placement expansion at some mass retailers. Offsetting those increases were lower shipments of walk power mowers and other riding products due to the cold and wet spring weather in most markets as well as a reported decline in consumer confidence. Do-it-yourself irrigation product sales were also negatively affected by weather conditions, mainly in the Southeast region that has watering bans related to the drought, and by lost placement at some home centers.

Year-to-date net sales for the worldwide residential segment in fiscal 2001 were $252.8 million compared to $255.2 million last year, a slight decline of 1.0 percent. Despite strong initial shipments of new products, sales were down for most product categories. Snowthrower product sales were down due to the comparison to abnormally high sales in the first quarter of fiscal 2000 resulting from a shift in shipments from the fourth quarter of fiscal 1999 to the first quarter of fiscal 2000. In addition, field inventory levels were higher entering fiscal 2001. Shipments of walk power mowers, riding products, and do-it-yourself irrigation products were also down due to the same contributing factors as mentioned in the above quarter comparison. This segment is also experiencing a decline in sales as a result of customers' asset management efforts to reduce financing costs associated with field inventory levels.

Field inventory levels are lower than in the comparable quarter of fiscal 2000 for all residential segment product lines. The heavy snowfalls during the winter of 2000-2001 throughout the Snow Belt resulted in significantly higher retail sales of snowthrower products, leaving low field inventory levels. Therefore, the company anticipates significantly higher snowthrower sales in the second half of fiscal 2001 as compared to fiscal 2000.

Other Segment Net Sales

The other segment net sales in the second quarter of fiscal 2001 were $4.7 million compared to $11.0 million in the second quarter of fiscal 2000. Net sales in this segment include sales from Toro's wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The sales decrease for the quarter was mainly due to the impact of the intercompany elimination adjustment relating to increased shipments to Toro-owned distribution companies as a result of a shift in shipping patterns from the first quarter to the second quarter as compared to the prior year.

Year-to-date net sales for the other segment in fiscal 2001 were $9.2 million compared to $8.5 million last year. This increase was due to the addition of two company-owned distributors during fiscal 2000.

Gross Profit

Second quarter gross profit was $170.0 million compared to $161.9 million last year, an increase of 4.9 percent. As a percentage of net sales, gross profit for the second quarter was even with the prior year's comparable quarter at 36.7 percent.

Year-to-date gross profit was $271.1 million compared to $261.9 million last year, an increase of 3.5 percent. As a percentage of net sales, year-to-date gross profit was even with last year at 36.3 percent.

Selling, General, and Administrative Expense

Second quarter selling, general, and administrative expense (SG&A) was $114.4 million compared to $108.7 million last year, an increase of 5.2 percent. As a percentage of net sales, SG&A increased slightly to 24.7 percent from 24.6 percent for the same quarter in fiscal 2000. SG&A expense was up due to higher levels of currency support for international sales, higher incentive compensation costs, and increased warranty expense for the professional segment. Somewhat offsetting those increases was lower warranty expense for the residential segment due to favorable claims experience and lower marketing costs due to expense reduction efforts.

Year-to-date SG&A expense was $211.8 million compared to $202.7 million last year, an increase of 4.5 percent. As a percentage of net sales, SG&A expense increased to 28.4 percent from 28.1 percent last year. The acquisition of two distribution companies and Goossen added approximately $1.9 million of incremental SG&A expense. The increase in SG&A costs was also due to the same contributing factors mentioned in the quarter comparison.

Restructuring and Other Unusual Income

Year-to-date restructuring and other unusual income was $0.7 million, which increased income for the residential segment. This income relates to the reversal of the remaining accrual for closing of the Sardis, Mississippi facility, which was sold during the first quarter of fiscal 2001.

Interest Expense

Second quarter interest expense was $6.4 million compared to $7.7 million last year, a decrease of 15.9 percent. This decrease was primarily due to lower levels of short-term debt as a result of improved asset management, the use of earnings from the past 12 months to pay down debt, and lower interest rates.

Year-to-date interest expense was $11.7 million compared to $13.4 million last year, a decrease of 12.6 percent. This decrease in interest expense for the year was due to the same contributing factors as in the quarter comparison.

Other Income (Expense), Net

Second quarter other expense, net, was $1.4 million compared to $2.9 million last year, a favorable change of $1.5 million. This favorable variance was mainly due to lower amounts of currency exchange rate losses.

Year-to-date other income, net, was $1.5 million compared to other expense, net, of $1.6 million last year, a favorable change of $3.1 million. This favorable variance was due to lower amounts of currency exchange rate losses and increased royalty income, somewhat offset by higher amounts of write-downs of investments.

Operating Earnings (Loss) by Segment

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income (expense), net for the residential and professional segments. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income (expense), net, and interest expense.

Professional Segment Operating Earnings

Operating earnings for the worldwide professional segment in the second quarter of fiscal 2001 were $49.5 million compared to $42.3 million in the second quarter of fiscal 2000, an increase of 17.0 percent. As a percentage of net sales, professional segment operating margins increased to 16.6 percent from
15.5 percent for the same quarter in fiscal 2000. This increase was due to higher sales volumes, mainly for the landscape contractor market. Also contributing to this improvement was a 1.0 percent decline in SG&A expense as a percent of sales due to leveraging SG&A costs on higher sales volumes as well as lower levels of currency exchange rate losses. Somewhat offsetting those positive factors was a 0.7 percent decline in gross margins as a percent of sales, mainly due to higher manufacturing costs for irrigation products.

Year-to-date operating earnings for the worldwide professional segment in fiscal 2001 were $67.6 million compared to $60.3 million last year, an increase of 12.0 percent. As a percentage of net sales, professional segment operating margins increased to 13.9 percent from 13.2 percent last year. The reasons for the increase are the same as in the quarter comparison.

Residential Segment Operating Earnings

Operating earnings for the worldwide residential segment in the second quarter of fiscal 2001 were $18.4 million compared to $15.4 million in the second quarter of fiscal 2000, an increase of 19.0 percent. As a percentage of net sales, residential segment operating margins increased to 11.5 percent from 9.8 percent for the same quarter in fiscal 2000. Gross margin rose 1.3 percent as a percentage of net sales due to increased sales of higher margin products, continued cost reduction efforts, and lower amounts of tooling amortization expense due to fully amortized tooling. Also contributing to the increase in operating profits was a 0.7 percent decline in SG&A expense as a percentage of net sales due to lower marketing and warranty costs, slightly offset by higher levels of currency support expense.

Year-to-date operating earnings for the worldwide residential segment in fiscal 2001 were $24.9 million compared to $21.4 million last year, an increase of 16.4 percent. As a percentage of net sales, residential segment operating margins increased to 9.8 percent from 8.4 percent last year. Gross margin increased as a percentage of net sales by 1.1 due to the same reasons discussed in the above quarter comparison. Restructuring and other unusual income of $0.7 million also contributed to the residential segment operating profit improvement. However, SG&A expense as a percentage of net sales was slightly higher by 0.1 percent.

Other Segment Operating Losses

Operating losses for the other segment in the second quarter of fiscal 2001 were $20.2 million compared to losses of $15.0 million in the second quarter of fiscal 2000, an unfavorable variance of 34.3 percent. This loss increase was due to higher gross profit reversal related to increased shipments of Toro inventory to the company-owned distributors in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, lower levels of operating earnings for the company-owned distributors, and higher incentive compensation costs. Slightly offsetting these negative factors were lower interest costs.

Year-to-date operating losses for the other segment in fiscal 2001 were $42.7 million compared to losses of $37.5 million in fiscal 2000, an unfavorable change of 13.7 percent. This loss increase was due to lower levels of operating earnings for the company-owned distributors and higher incentive compensation costs, slightly offset by lower interest costs.

Provision for Income Taxes

The effective tax rate for the first half of fiscal 2001 and fiscal 2000 was
37.0 percent. The tax rate is expected to remain at 37.0 percent for the second half of fiscal 2001.

Financial Position as of May 4, 2001

    May 4, 2001 compared to April 28, 2000

Total assets at May 4, 2001 were $1,022.9 million compared to $1,016.0 million on April 28, 2000, an increase of $6.9 million. Net accounts receivable increased by $2.2 million. The additions of a distribution company and Goossen added $1.7 million of incremental receivables. Inventory decreased $2.5 million. The additions of a distribution company and Goossen added $4.5 million of incremental inventory. This inventory decrease was mainly due to improved asset management. Net property, plant, and equipment increased $9.4 million due to higher amounts of capital additions in comparison to depreciation expense. Goodwill and other assets decreased $7.4 million primarily as a result of valuation charges for the company's investment in a technology company and a distribution company as well as amortization of goodwill and intangible assets.

Total current liabilities at May 4, 2001 were $482.7 million compared to $507.2 million at April 28, 2000, a decrease of $24.5 million. Short-term debt decreased by $57.3 million due to higher levels of accounts payable and equity as well as lower amounts of inventory. Accounts payable increased by $11.0 million due to the company's efforts to extend its payment terms. Accrued liabilities also increased by $22.2 million due mainly to higher accruals for warranty, marketing, income tax, and currency support costs.

    May 4, 2001 compared to October 31, 2000

Total assets at May 4, 2001 were $1,022.9 million compared to $779.4 million at October 31, 2000, an increase of $243.5 million. Net accounts receivable increased $196.3 million from October 31, 2000 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Inventory increased by $44.5 million due to the normal seasonal buildup of inventory, plus prebuilding of inventory as a result of manufacturing capacity constraints. Net property, plant, and equipment increased $4.7 million due to higher amounts of capital additions in comparison to depreciation expense. Goodwill and other assets decreased $4.2 million primarily as a result of valuation charges for the company's investment in a technology company and a distribution company as well as amortization of goodwill and intangible assets during the first half of fiscal 2001.

Total current liabilities at May 4, 2001 were $482.7 million compared to $260.9 million at October 31, 2000, an increase of $221.8 million. This increase was the result of additional short-term debt of $166.6 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs. These requirements are historically greatest in the winter and spring months. Accounts payable increased by $11.8 million due to the company's efforts to extend its payment terms. Accrued liabilities also increased by $43.4 million due mainly to higher accruals for warranty, income tax, and currency support costs as well as higher accruals for various seasonal sales and marketing programs, which are at their peak during the spring selling season.

Liquidity and Capital Resources

Cash used in operating activities for the first six months of fiscal 2001 was $27.5 million lower than the first six months in fiscal 2000 primarily due to higher levels of accounts payable and accrued liabilities and net earnings as compared to the prior period, somewhat offset by an increase in deferred tax assets. Cash used in investing activities increased $2.2 million due to the purchase price, net of cash acquired for Goossen, slightly offset by proceeds received for the sale of the Sardis, Mississippi facility. Cash provided by financing activities was lower by $16.0 million due to lower levels of short-term debt this year compared to last year, higher amounts of common stock repurchases, somewhat offset by proceeds from stock option exercises. In addition, cash on hand at October 31, 1999, which was high due to the fiscal year end occurring on a Sunday when cash received on Saturday could not be utilized to pay down short-term debt until fiscal 2000, was used for operating and investing activities in the first quarter of fiscal 2000.

The company's U.S. seasonal working capital requirements are funded with $289.0 million of committed unsecured bank credit lines. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit of approximately $16.0 million. The company also has banker's acceptance agreements under which an additional $40.0 million of credit lines are available. The company's business is seasonal, with peak borrowing under the working capital lines described above generally occurring between February and May each year.

Management believes that the combination of funds available through its existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases during the current fiscal year.

Inflation

The company is subject to the effects of changing prices. During the first half of fiscal 2001, the company continued to experience inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts and through slight price increases. No significant price increases are planned for fiscal 2001 because of competitive pressures.

Euro Currency

The European Monetary Union (EMU) is in the last full year of a three-year transition phase during which a common currency (the "euro") was introduced in participating countries. This new currency is being used for financial transactions and will progressively replace the old national currencies, which are to be withdrawn by July 2002. During the transition to the euro, companies and public administrations have been changing budgetary, accounting, contractual, and fiscal systems while using parallel currencies and converting legacy data. Uncertainty continues as to what effects the conversion to the euro will have on the marketplace, especially the effects on individual consumers. One anticipated effect will be more transparent price differences on goods in European countries.

Significant issues for the company arising from the transition are price competition on Toro distributor and Toro direct sales, and the possible need for and cost of currency support for Toro distributors in the European Union. Current concerns include currency swings and instability in the rate of exchange between the euro and the U.S. dollar, and the lack of diversification of currencies in Europe with the introduction of the euro. The company currently invoices international export shipments in U.S. dollars, however, it is analyzing the effects of invoicing in foreign currencies, and the euro would be among those currencies considered.

One of the company's European subsidiaries has implemented a new Enterprise Resource Planning (ERP) system, without any major negative impact on its operations. This new system will enable the company to report financial transactions and fiscal reports in the euro for fiscal 2002. The company's other European subsidiary is planning to convert to the same ERP system during the beginning of fiscal 2002. The cost of converting to these systems has been immaterial compared to the company's overall operating expenses.

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

The following forward exchange contracts held by the company have maturity dates in fiscal year 2001. All items are non-trading and stated in U.S. dollars. Certain derivative instruments the company enters into do not meet the hedging criteria of SFAS 133, therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value of derivative instruments in other income, net at May 4, 2001 were as follows:

---------------------------------------------------------------------------------------------------
                                                                       VALUE IN
                                                                      ACCUMULATED
                                          AVERAGE                        OTHER        FAIR VALUE
                                         CONTRACTED     NOTIONAL     COMPREHENSIVE      IMPACT
DOLLARS IN THOUSANDS                        RATE         AMOUNT      INCOME (LOSS)    GAIN (LOSS)
===================================================================================================
Buy US dollar/Sell Australian dollar           .5971  $    3,791.9            --            $493.1
---------------------------------------------------------------------------------------------------
Buy US dollar/Sell Canadian dollar            1.4584       6,308.2  $      247.0              57.8
---------------------------------------------------------------------------------------------------
Buy US dollar/Sell Euro                        .8839         883.9            --              (9.5)
---------------------------------------------------------------------------------------------------
Buy Australian dollar/Sell US dollar           .5210      10,345.0            --             (44.2)
---------------------------------------------------------------------------------------------------
Buy Canadian dollar/Sell US dollar            1.5325       1,827.1            --               1.1
---------------------------------------------------------------------------------------------------
Buy Euro/Sell US dollar                        .8953       4,297.2            --              (7.9)
---------------------------------------------------------------------------------------------------
Buy Japanese yen/Sell US dollar             106.6800       3,234.1        (244.0)           (133.6)
---------------------------------------------------------------------------------------------------
Buy Mexican peso/Sell US dollar              10.1964         490.4            --              33.0
---------------------------------------------------------------------------------------------------

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

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)    The Annual Meeting of Stockholders was held on March 13, 2001.

(b)    The results of the stockholder votes were as follows:

                                                                                                       Broker
                                                              For          Against       Abstain      Non-Votes
                                                              ---          -------       -------      ---------
           1.  Election of Directors
               Robert C. Buhrmaster                        10,350,752        790,806            0             0
               Winslow H. Buxton                           10,357,822        783,736            0             0
               Robert H. Nassau                            10,312,140        829,418            0             0
               Christopher A. Twomey                       10,323,531        818,027            0             0

           2.  Approval of The Toro Company 2000
               Directors Stock Plan                         8,219,856      2,549,840      371,862             0

           3.  Approval of Selection of Independent
               Auditors for Fiscal 2001.                   10,899,399        105,925      136,234             0

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

    10(j)            The Toro Company Chief Executive Officer Incentive Award Agreement
                     (incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

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

    10(m)            The Toro Company 2000 Directors Stock Plan.*


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


                                       THE TORO COMPANY
                                         (Registrant)


                                       By /s/ Stephen P. Wolfe
                                         ---------------------------------------
                                          Stephen P. Wolfe
                                          Vice President, Finance
                                          Treasurer and Chief Financial Officer
                                          (principal financial officer)




Date:  June 18, 2001