Form 10-Q
period 2001-08-03
TORO CO
filed 2001-09-17
CIK 737758

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

                 For the Quarterly Period Ended August 3, 2001
                         Commission File Number 1-8649




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


                            8111 LYNDALE AVENUE SOUTH
                          BLOOMINGTON, MINNESOTA 55420
                        TELEPHONE NUMBER: (952) 888-8801
       ------------------------------------------------------------------
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


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


The number of shares of Common Stock outstanding as of August 31, 2001 was 12,496,603.


================================================================================

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q



                                                                                              Page Number
                                                                                              -----------
PART I.        FINANCIAL INFORMATION:

ITEM 1.          Condensed Consolidated Statements of Earnings (Unaudited) -
                   Three and Nine Months Ended August 3, 2001 and July 28, 2000...............      3

                 Condensed Consolidated Balance Sheets (Unaudited) -
                   August 3, 2001, July 28, 2000 and October 31, 2000.........................      4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Nine Months Ended August 3, 2001 and July 28, 2000.........................      5

                 Notes to Condensed Consolidated Financial Statements (Unaudited).............     6-10

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................................    11-20


PART II.       OTHER INFORMATION:

ITEM 6.          Exhibits and Reports on Form 8-K.............................................    21-22

                 Signatures...................................................................     23

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Three Months Ended              Nine Months Ended
                                                 -------------------------------  -----------------------------
                                                    August 3,       July 28,         August 3,       July 28,
                                                      2001            2000             2001            2000
                                                 -------------   ---------------  -------------   -------------
Net sales........................................$     329,811   $      345,166   $   1,076,813   $   1,067,204
Cost of sales....................................      203,599          211,879         679,468         672,029
                                                 -------------   --------------   -------------   -------------
      Gross profit...............................      126,212          133,287         397,345         395,175
Selling, general, and administrative expenses....       96,221          101,867         308,006         304,585
Restructuring and other unusual income...........           --               --            (679)             --
                                                 -------------   --------------   -------------   -------------
      Earnings from operations...................       29,991           31,420          90,018          90,590
Interest expense.................................       (6,177)          (7,651)        (17,890)        (21,060)
Other income, net................................        3,062            2,329           4,526             748
                                                 -------------   --------------   -------------   -------------
      Earnings before income taxes...............       26,876           26,098          76,654          70,278
Provision for income taxes.......................        9,944            9,656          28,362          26,003
                                                 -------------   --------------   -------------   -------------
      Net earnings...............................$      16,932   $       16,442   $      48,292   $      44,275
                                                 =============   ==============   =============   =============


Basic net earnings per share of common stock.....$        1.34   $         1.29   $        3.79   $        3.46
                                                 =============   ==============   =============   =============

Dilutive net earnings per share of common stock..$        1.30   $         1.26   $        3.68   $        3.39
                                                 =============   ==============   =============   =============

Weighted average number of shares of common stock
      outstanding - Basic.......................        12,644           12,745          12,741          12,799


Weighted average number of shares of common stock
      outstanding - Dilutive....................        13,009           13,071          13,108          13,079





See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              August 3,          July 28,          October 31,
                                                                2001               2000                2000
                                                          --------------      -------------     ---------------
ASSETS

Cash and cash equivalents.................................$           90      $          65     $           978
Receivables, net..........................................       335,697            368,134             262,484
Inventories, net..........................................       245,569            213,461             194,926
Prepaid expenses and other current assets.................        10,544             10,905              12,065
Deferred income taxes.....................................        45,000             40,638              39,714
                                                          --------------      -------------     ---------------
      Total current assets................................       636,900            633,203             510,167
                                                          --------------      -------------     ---------------

Property, plant, and equipment............................       394,721            372,639             383,497
      Less accumulated depreciation.......................       256,576            244,457             250,645
                                                          --------------      -------------     ---------------
                                                                 138,145            128,182             132,852

Deferred income taxes.....................................         9,883              8,876               9,883
Goodwill and other assets.................................       123,800            127,736             126,488
                                                          --------------      -------------     ---------------
      Total assets........................................$      908,728      $     897,997     $       779,390
                                                          ==============      =============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt.........................$          471      $         485      $           38
Short-term debt...........................................        94,384            121,775              11,587
Accounts payable..........................................        56,096             43,544              65,340
Accrued liabilities.......................................       205,481            205,430             183,927
                                                          --------------      -------------     ---------------
      Total current liabilities...........................       356,432            371,234             260,892
                                                          --------------      -------------     ---------------

Long-term debt, less current portion......................       194,431            195,198             194,457
Other long-term liabilities...............................         7,263              6,919               6,823

Stockholders' equity:
   Preferred stock, par value $1.00, authorized
      1,000,000 voting and 1,000,000 non-voting shares,
      none issued and outstanding                                     --                 --                  --
   Common stock, par value $1.00, authorized 35,000,000
      shares; issued and outstanding 12,466,373 shares at
      August 3, 2001 (net of 1,041,682 treasury shares),
      12,721,596 shares at July 28, 2000 (net of 786,459
      treasury shares), and 12,569,194 shares at October
      31, 2000 (net of 938,861 treasury shares)...........        12,466             12,721              12,569
 Additional paid-in capital...............................        37,365             52,044              47,540
 Retained earnings........................................       312,414            269,231             268,727
 Accumulated other comprehensive loss.....................       (11,643)            (9,350)            (11,618)
                                                          --------------      -------------     ---------------
      Total stockholders' equity..........................       350,602            324,646             317,218
                                                          --------------      -------------     ---------------
      Total liabilities and stockholders' equity..........$      908,728      $     897,997     $       779,390
                                                          ==============      =============     ===============


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               Nine Months Ended
                                                                   ---------------------------------------
                                                                        August 3,             July 28,
                                                                           2001                  2000
                                                                   -----------------      ----------------
   Cash flows from operating activities:
   Net earnings....................................................$         48,292       $        44,275

     Adjustments to reconcile net earnings to net cash used in operating activities:

     Provision for depreciation and amortization...................          26,508                28,199
     Write-down of investments.....................................           1,778                 1,097
     Gain on disposal of property, plant, and equipment............             (46)                  (86)
     (Increase) decrease of deferred income taxes..................          (5,286)                  254
     Tax benefits related to employee stock option transactions....           4,501                   854

     Changes in operating assets and liabilities:

         Receivables, net..........................................         (79,558)             (107,281)
         Inventories, net..........................................         (36,792)               (1,869)
         Prepaid expenses and other current assets.................           2,147                (4,778)
         Accounts payable and accrued liabilities..................          13,187                 4,945
                                                                   ----------------       ---------------
             Net cash used in operating activities.................         (25,269)              (34,390)
                                                                   ----------------       ---------------

   Cash flows from investing activities:

     Purchases of property, plant, and equipment...................         (23,376)              (26,143)
     Proceeds from asset disposals.................................           2,181                 1,480
     Decrease (increase) in investment in affiliates...............             154                  (685)
     Increase in other assets......................................          (3,027)               (2,381)
     Acquisitions, net of cash acquired............................          (8,549)                   --
                                                                   ----------------       ---------------
             Net cash used in investing activities.................         (32,617)              (27,729)
                                                                   ----------------       ---------------

   Cash flows from financing activities:

     Increase in short-term debt...................................          79,190                63,512
     Repayments of long-term debt..................................             (64)                 (657)
     Increase in other long-term liabilities.......................             440                   744
     Proceeds from exercise of stock options.......................          15,548                 3,629
     Purchases of common stock.....................................         (33,559)              (10,859)
     Dividends on common stock.....................................          (4,605)               (4,576)
                                                                   ----------------       ---------------
             Net cash provided by financing activities.............          56,950                51,793
                                                                   ----------------       ---------------

   Foreign currency translation adjustment.........................              48                (1,569)
                                                                   ----------------       ---------------

   Net decrease in cash and cash equivalents.......................            (888)              (11,895)
   Cash and cash equivalents at beginning of period................             978                11,960
                                                                   ----------------       ---------------

   Cash and cash equivalents at end of period......................$             90       $            65
                                                                   ================       ===============



   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 AUGUST 3, 2001


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the nine months ended August 3, 2001 are not indicative of the results that may be expected for the fiscal year ending October 31, 2001. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

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

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

     (Dollars in thousands)                        August 3,        July 28,       October 31,
                                                     2001             2000             2000
                                                 -----------     ------------      -----------
      Raw materials and work in process..........$    71,439      $    60,260      $    66,175
      Finished goods and service parts...........    215,246          195,810          168,135
                                                 -----------      -----------      -----------
                                                     286,685          256,070          234,310
      Less LIFO and other reserves...............     41,116           42,609           39,384
                                                 -----------      -----------      -----------

     Total                                       $   245,569      $   213,461      $   194,926
                                                 ===========      ===========      ===========


Restructuring and Other Unusual Income

At August 3, 2001, the company had $0.3 million of restructuring and other unusual expense remaining in accrued liabilities. The company has utilized $0.3 million of the original reserve since October 31, 2000 and reversed $0.7 million into restructuring and other unusual income related to the remaining accrual for the Sardis, Mississippi facility that was sold during the first quarter of fiscal 2001. The company expects the majority of the remaining reserve to be utilized when the Murray Bridge, Australia facility is sold.

Comprehensive Income

Comprehensive income and the components of other comprehensive (loss) income were as follows:

                                                      Three Months Ended              Nine Months Ended
                                                 ----------------------------      -------------------------
     (Dollars in thousands)                        August 3,        July 28,        August 3,      July 28,
                                                     2001             2000            2001           2000
                                                 -----------      -----------      ----------     ----------
     Net earnings................................$    16,932      $    16,442      $   48,292     $   44,275
     Other comprehensive (loss) income:
        Foreign currency translation.............        (59)             282              48         (1,569)
        Derivative instruments...................        (75)              --             (73)            --
                                                 -----------      -----------      ----------     ----------
     Comprehensive income........................$    16,798      $    16,724      $   48,267     $   42,706
                                                 ===========      ===========      ==========     ==========


Net Earnings Per Share

Reconciliations of basic and dilutive weighted average shares of common stock outstanding were as follows:


                                                      Three Months Ended               Nine Months Ended
Basic                                            ----------------------------      -------------------------
(Shares in thousands)                              August 3,        July 28,        August 3,      July 28,
                                                     2001             2000            2001           2000
                                                 -----------      -----------      ----------     ----------
Weighted average number of shares of common
      stock outstanding..........................     12,644           12,745         12,729         12,716
Assumed issuance of contingent shares ...........         --               --             12             83
                                                 -----------      -----------      ---------     ----------
Weighted average number of shares of common stock
      and assumed issuance of contingent shares..     12,644           12,745         12,741         12,799
                                                 ===========      ===========      =========     ==========

Dilutive
(Shares in thousands)

Weighted average number of shares of common stock
      and assumed issuance of contingent shares..     12,644           12,745         12,741         12,799
Assumed conversion of stock options..............        365              326            367            280
                                                 -----------      -----------      ---------     ----------
Weighted average number of shares of common stock,
      assumed issuance of contingent shares, and
      assumed conversion of stock options........     13,009           13,071         13,108         13,079
                                                 ===========      ===========      =========     ==========

Segment Data

As a result of the acquisition of a southwestern-based distribution company, that acquisition has increased revenues to a level that requires the distribution segment to be reported separately. The company will report its domestic distribution companies as a separate segment beginning in the third quarter of fiscal 2001.

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The other segment consists of corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.

The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Three months ended August 3, 2001:               Professional    Residential  Distribution      Other        Total
                                                 ------------    -----------  ------------    --------     --------
Net sales......................................   $224,992        $88,052        $43,452      $(26,685)    $329,811
Intersegment net sales.........................     24,736          1,946        (26,682)           --           --
Earnings (loss) before income taxes............     37,702          5,100            192       (16,118)      26,876

Three months ended July 28, 2000:

Net sales......................................   $235,662        $94,553        $41,376      $(26,425)    $345,166
Intersegment net sales.........................     23,498          2,927        (26,425)           --           --
Earnings (loss) before income taxes............     36,398          5,400          2,190       (17,890)      26,098


(Dollars in thousands)
Nine months ended August 3, 2001:                Professional    Residential  Distribution      Other        Total
                                                 ------------    -----------  ------------    ---------    ----------
Net sales......................................   $710,054       $340,831       $103,956      $(78,028)    $1,076,813
Intersegment net sales.........................     69,923          7,802        (77,725)           --             --
Earnings (loss) before income taxes............    105,259         29,973         (1,117)      (57,461)        76,654
Total assets...................................    478,447        129,966         68,960       231,355        908,728

Nine months ended July 28, 2000:

Net sales......................................   $693,967       $349,759        $97,341      $(73,863)    $1,067,204
Intersegment net sales.........................     61,651         12,212        (73,863)           --             --
Earnings (loss) before income taxes............     96,735         26,760          3,191       (56,408)        70,278
Total assets...................................    473,996        141,100         52,586       230,315        897,997


The following table presents the details of the other segment earnings (loss) before income taxes:


                                                      Three Months Ended             Nine Months Ended
                                                 ----------------------------   ----------------------------
(Dollars in thousands)                             August 3,        July 28,        August 3,      July 28,
                                                     2001             2000            2001           2000
                                                 -----------      -----------      ----------     ----------
Corporate expenses...............................  $(16,781)        $(17,565)      $(53,077)      $(50,748)
Finance charge revenue...........................     1,278            1,184          4,287          3,921
Elimination of corporate financing expense.......     4,825            5,521         12,055         13,921
Interest expense, net............................    (6,177)          (7,651)       (17,890)       (21,060)
Other............................................       737              621         (2,836)        (2,442)
                                                   --------         --------       --------       --------
Total............................................  $(16,118)        $(17,890)      $(57,461)      $(56,408)
                                                   ========         ========       ========       ========

Derivative Financial Instruments

The company uses derivative instruments to manage exposure to foreign currency. Toro uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes.

The company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a sale and a related asset recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended August 3, 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At August 3, 2001, the amount of such forward contracts outstanding was $8,604,467. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) at August 3, 2001 was $89,001.

The company enters into forward foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of trade purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a purchase and a related liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended August 3, 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At August 3, 2001, the amount of such forward contracts outstanding was $14,159,414. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) at August 3, 2001 was $162,315.

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

New Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and use of the pooling-of-interests method will be prohibited. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually at the reporting unit level using a two-step impairment test. The company will adopt SFAS No. 142 on November 1, 2001. The company is currently in the process of determining the impact of these pronouncements on its financial position and results of operations related to valuation of goodwill and other intangible assets. Any impairment resulting from initial application of the statements will be recorded as a cumulative effect of accounting change during the first six months of fiscal 2002. The company has made a preliminary assessment related to the effect of no longer amortizing goodwill. If SFAS No. 142 had been effective as of November 1, 2000, the company's net earnings per dilutive share would have been approximately $1.42 to $1.47 for the third quarter of fiscal 2001 and approximately $4.13 to $4.18 for the first nine months of fiscal 2001.

The Emerging Issues Task Force (EITF) has issued the final versions of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

EITF No. 00-10 provides guidance regarding shipping and handling costs incurred for selling goods, and the income statement classification of amounts charged to customers for shipping and handling as well as costs incurred related to shipping and handling. EITF No. 00-10 will be effective for the company in the fourth quarter of fiscal 2001. Toro currently reports freight revenue and freight costs related to selling goods as part of net sales. Therefore, the company expects the reclassification of freight costs incurred for shipping and handling goods to customers to increase both net sales and cost of goods sold.

EITF No. 00-14 provides guidance regarding accounting for sales incentives offered to customers, and the proper income statement classification. The company plans to adopt EITF No. 00-14 in the fourth quarter of fiscal 2001. The company expects to reclassify costs incurred related to EITF No. 00-14 from selling, general, and administrative expense to net sales, which will reduce both amounts.

EITF No. 00-25 provides guidance whether consideration from a vendor to a customer is an adjustment of the selling prices and, therefore, should be deducted from revenue in the income statement or a cost incurred for assets or services and, therefore, should be included as a cost or an expense in the income statement. The company plans to adopt EITF No. 00-25 in the fourth quarter of fiscal 2001. The company expects to reclassify certain costs including floor plan interest, currency support, and certain cooperative marketing programs from selling, general, and administrative expense to net sales, which will reduce both amounts.

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

Acquisitions

During the third quarter of fiscal 2001, Toro completed two immaterial acquisitions, which included Electronic Industrial Controls, Inc. (EICON), a provider of innovative computer control systems for the irrigation industry, located in Englewood, Colorado and a southwestern-based distribution company.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties that could affect the company's overall financial position include the continuing slow down in the global and domestic economy; the continued decline in consumer confidence and possibility of a recession; weakness in retail sales; inability to achieve earnings growth in fiscal 2001 of 12 to 15 percent above fiscal 2000; inability to achieve double digit earnings growth in fiscal 2002 (excluding the effect of the change in reporting goodwill) above fiscal 2001; inability to maintain revenue at fiscal 2000 level in fiscal 2001; inability to grow revenue in the single digits in fiscal 2002 above fiscal 2001; inability to achieve gross margin in fiscal 2001 of 37 to 38 percent; inability to keep growth of operating expenses in fiscal 2001 at 5 to 9 percent, in dollars, above fiscal 2000; inability to maintain a tax rate of 37 percent in fiscal 2001; inability to achieve goals of the "5 by Five" profit improvement program, which includes achieving an after tax return on sales of 5 percent by fiscal 2003; rising energy costs; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; the degree of success in implementing a distribution initiative designed to develop a new distribution model; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; impact of the Internet and e-commerce on the company's business and distribution channels; changes in distributor ownership; financial viability of some distributors and dealers; unforeseen difficulties in the implementation of strategies to use outside providers for warehousing and transportation services; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination of shelf space for Toro's products; the company's ability to cost-effectively expand existing and open new manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the company's ability to rationalize its product lines and plant configurations, including closing manufacturing facilities; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement and commercial disputes; and the impact of new accounting standards, including possible impairment charges related to intangible assets and elimination of goodwill amortization related to SFAS No. 142.

Particular risks and uncertainties facing the company's professional segment at the present include inflationary pressures and a slow down in both global and domestic economic growth that has been important to the growth of the company's professional businesses, including the golf and landscape contractor markets; product quality problems in the development and production of irrigation products and other product lines, including potential loss of market share; delays in key new irrigation product introductions; the degree of success related to reorganization and management changes in the irrigation and agricultural irrigation areas; increasing oil prices that raise the cost of resin used in irrigation and agricultural irrigation products; a continued slow down in new golf course construction or existing golf course renovations; a decline in the growth rate in the number of new golfers, which slows new golf course construction; a reported decline in rounds of golf, which delays investments by golf courses for new equipment and irrigation systems; a slow down in new home construction; the financial impact of direct-to-dealer distribution changes related to the Sitework Systems product line; and challenges of establishing new dealers for the Sitework Systems product line.

Particular risks and uncertainties facing the company's residential segment at the present include inflationary pressures and slower economic growth; a decline in consumer confidence; a decline in retail sales; market response to new products and potential sales decline of other existing product categories; the successful manufacturing alliance with third parties; changing buying patterns, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel or customer, particularly as the company's residential segment is more dependent on home center sales; a slowdown in home sales; and the company's expansion into selected home center markets and the potential decline of sales on other product lines and distribution channels.

Particular risks and uncertainties facing the company's international business at the present include weak economic conditions in the European market; socio-economic conditions in some international markets, which include euro conversion affecting 12 countries, internal and external conflicts between foreign countries, and continuing economic crisis in Japan; tax law changes in Mexico; currency fluctuations of the dollar against the euro, Japanese yen, and Australian dollar; the cost of currency support provided to international customers to compensate for weak currencies compared to the U.S. dollar; and competitive implications and price transparencies related to the euro conversion.

Particular risks and uncertainties facing the company's distribution segment at the present include inflationary pressures and slower economic growth; a decline in consumer confidence; a decline in retail sales; viability of dealers; degree of success related to operation restructuring, including technology and facility investments in the distribution companies; ability to capture national account business; purchasing practices of national accounts; a continued slow down in new golf course construction or existing golf course renovations; successful integration of acquired distribution companies; ability to hire quality service technicians; impact of Toro pricing on some product lines sold through the distribution companies; ability to successfully implement a just-in-time inventory initiative; and the ability to rationalize product lines.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; the uncertainty of the economic affect from terrorists actions; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials; and the company's ability to maintain good relations with its employees.

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

RESULTS OF OPERATIONS

Toro's results for the third quarter of fiscal 2001 were mixed, with a profitability increase of 3.0 percent despite a decline in sales of 4.4 percent. Fiscal 2001 third quarter net sales were $329.8 million compared to $345.2 million for the third quarter of fiscal 2000. Year-to-date net sales were $1,076.8 million compared to $1,067.2 million last year, a slight increase of
0.9 percent. Worldwide sales for the professional segment declined 4.5 percent compared to last year's third quarter, but rose 2.3 percent year-to-date. Worldwide sales for the residential segment decreased 6.9 percent compared to last year's third quarter and 2.6 percent for the year. The distribution segment sales were up 5.0 percent for the quarter and 6.8 percent for the year due to the addition of sales from two newly acquired distribution companies. International sales were down 16.2 percent for the quarter and 2.7 percent year-to-date; disregarding currency effects, international sales decreased 13.3 percent for the quarter, but increased slightly by 0.9 percent for the first nine months of fiscal 2001. The weak economy and unfavorable weather conditions have contributed to the sales decline, although the decline was somewhat offset by continued growth in landscape contractor market sales and positive acceptance of new professional and residential segment products.

Net earnings increased 3.0 percent to $16.9 million from $16.4 million for the same quarter in fiscal 2000, and dilutive earnings per share for the quarter rose 3.2 percent to $1.30 from $1.26 in fiscal 2000 third quarter. Year-to-date net earnings were $48.3 million compared to $44.3 million last year, an increase of 9.1 percent, and dilutive earnings per share for the year were $3.68 compared to $3.39 last year. Excluding restructuring and other unusual income, year-to-date net earnings would have been $47.9 million and dilutive earnings per share would have been $3.65. Reduced interest expense and higher levels of other income, net were the main contributors to the earnings improvement.

The following table summarizes net sales by segment:

                                                                      Three Months Ended
                                                 --------------------------------------------------------------
(Dollars in thousands)                            August 3,         July 28,
                                                    2001              2000           $ Change        %  Change
                                                 -----------      ------------     ------------      ----------
Professional.....................................$   224,992      $   235,662      $   (10,670)          (4.5)%
Residential......................................     88,052           94,553           (6,501)          (6.9)
Distribution.....................................     43,452           41,376            2,076            5.0
Other............................................    (26,685)         (26,425)            (260)          (1.0)
                                                 -----------      -----------      -----------         ------
    Total *......................................$   329,811      $   345,166      $   (15,355)          (4.4)%
                                                 ===========      ===========      ===========         ======

* Includes international sales of................$    54,711      $    65,291      $   (10,580)         (16.2)%


                                                                      Nine Months Ended
                                                 --------------------------------------------------------------
(Dollars in thousands)                            August 3,         July 28,
                                                    2001              2000           $ Change        %  Change
                                                 -----------      ------------     ------------      ----------
Professional.....................................$   710,054      $   693,967       $    16,087            2.3%
Residential......................................    340,831          349,759            (8,928)          (2.6)
Distribution.....................................    103,956           97,341             6,615            6.8
Other............................................    (78,028)         (73,863)           (4,165)          (5.6)
                                                 -----------      -----------       -----------      ---------
    Total *......................................$ 1,076,813      $ 1,067,204       $     9,609            0.9%
                                                 ===========      ===========       ===========      =========

* Includes international sales of................$   215,113      $   221,178       $    (6,065)          (2.7)%

Professional Segment Net Sales

Net sales for the worldwide professional segment in the third quarter of fiscal 2001 were $225.0 million compared to $235.7 million in the third quarter of fiscal 2000, a decrease of 4.5 percent. A weaker economy, unfavorable weather conditions, and a slow down in new golf course construction had a negative effect on sales to the golf market worldwide for equipment and irrigation systems. Sales were also lower for residential/commercial irrigation products due to unfavorable weather and economic conditions. International sales, mainly in Europe, were also negatively affected by the weak economy and unfavorable weather conditions. Sitework Systems shipments declined compared to last year's third quarter due to challenges in setting up a new dealer channel. Somewhat offsetting those declines were good volume increases for both Exmark and Toro brands due to the continued growth of the landscape contractor market and acceptance of new products. Shipments of newly introduced commercial equipment also had a positive impact for the quarter.

Net sales for the worldwide professional segment in the first nine months of fiscal 2001 were $710.1 million compared to $694.0 million last year, an increase of 2.3 percent. The worldwide landscape contractor market led this increase with higher sales volumes of mowing equipment for both Exmark and Toro brands. Commercial equipment sales were also up for the year due to the addition of sales from Goossen Industries, Inc. (Goossen) and the introduction of new products, despite a decline in sales for the golf market. Somewhat offsetting those increases were significantly lower sales for golf and residential/commercial irrigation products due to the same reasons noted in the quarter comparison as well as high field inventory levels entering fiscal 2001 for the Irritrol brand. Sitework Systems product line sales were also down for the year due to the same reasons mentioned in the quarter comparison as well as a change to dealer-direct distribution that resulted in returned product from some distributors. Despite this distribution change, retail volume sales have increased compared to last year for the Sitework Systems product line.

Residential Segment Net Sales

Net sales for the worldwide residential segment in the third quarter of fiscal 2001 were $88.1 million compared to $94.6 million in the third quarter of fiscal 2000, a decrease of 6.9 percent. Worldwide shipments of walk power mowers led this decrease due to cold and wet spring weather in most markets as well as weak economic conditions and a slow down in consumer spending. International shipments of walk power mowers and riding products were also down due mainly to the weak economy and unfavorable weather conditions in Europe. Offsetting those declines were strong riding product sales, mainly for new products, which include the Toro(R) TimeCutter(TM) Z mower and the Toro Twister(R) utility vehicle. However, other riding product shipments were down due to unfavorable weather conditions and the weak economy as well as a shift of sales away from existing product lines to the new Toro(R) TimeCutter(TM) Z mower. Electric blower sales were up for the quarter due to the introduction of a new product that shipped in the third quarter of fiscal 2001. Do-it-yourself irrigation product sales also increased for the quarter due to dry weather experienced during the third quarter in key markets and the release of watering bans in the Southeast region, somewhat offset by lost placement at some home centers. Snowthrower shipments were significantly up for the quarter due to low field inventory levels and dealer's fulfillment of presold units.

Year-to-date net sales for the worldwide residential segment in fiscal 2001 were $340.8 million compared to $349.8 million last year, a decrease of 2.6 percent. Despite strong initial shipments of new products, sales were down for most product categories. Snowthrower product sales were down due to the comparison to abnormally high sales in the first quarter of fiscal 2000 resulting from a shift in shipments from the fourth quarter of fiscal 1999 to the first quarter of fiscal 2000. Shipments of walk power mowers and riding products were also down due to the same contributing factors mentioned in the quarter comparison. Do-it-yourself irrigation sales declined for the year due mainly to lost placement at some home centers. Offsetting those decreases was an increase of home solutions product sales, mainly electric trimmers, due to placement expansion at some mass retailers. In fiscal 2001, the residential segment experienced a decrease in sales as a result of customers' asset management efforts to reduce field inventory levels and related financing costs.

Field inventory levels were lower than in the comparable quarter of fiscal 2000 for most residential segment product lines, and are expected to be lower at the end of fiscal 2001 as compared to October 31, 2000. The heavy snowfalls during the winter of 2000-2001 throughout the Snow Belt resulted in significantly higher retail sales of snowthrower products, leaving low field inventory levels. Therefore, the company anticipates significantly higher snowthrower sales in the fourth quarter of fiscal 2001 compared to fiscal 2000.

Distribution Segment Net Sales

Net sales for the distribution segment in the third quarter of fiscal 2001 were $43.5 million compared to $41.4 million in the third quarter of fiscal 2000, an increase of 5.0 percent. The sales increase was due to the addition of sales for two newly acquired distribution companies in fiscal 2001, which added $8.6 million of incremental net sales for the third quarter of fiscal 2001. Factoring out sales from these two acquisitions, sales for the distribution segment would have been down $6.5 million or 15.6 percent compared to the third quarter of fiscal 2000. This decline was due to lower sales related to the weak economy and unfavorable weather conditions, which has reduced the number of golf course projects.

Year-to-date net sales for the distribution segment in fiscal 2001 were $104.0 million compared to $97.3 million last year, an increase of 6.8 percent. The sales increase was due to the addition of sales for two newly acquired distribution companies in fiscal 2001, which added $11.2 million of incremental net sales for the first nine months of fiscal 2001. Factoring out sales from these two acquisitions, sales for the distribution segment would have been down $4.5 million or 4.7 percent. This decline was due to the same contributing factors mentioned in the quarter comparison.

Other Segment Net Sales

Net sales in this segment include the elimination of sales from the professional and residential segments to the distribution segment. The other segment sales elimination in the third quarter of fiscal 2001 were $(26.7) million compared to $(26.4) million in the third quarter of fiscal 2000.

Year-to-date sales elimination in fiscal 2001 was $(78.0) million compared to $(73.9) million last year, an increase of $4.1 million. This increase was due to the addition of two company-owned distributors in fiscal 2001.

Gross Profit

Third quarter gross profit was $126.2 million compared to $133.3 million last year, a decrease of 5.3 percent. As a percentage of net sales, gross profit for the third quarter of fiscal 2001 was 38.3 percent compared to 38.6 percent for the third quarter of fiscal 2000. This decline was due to the elimination of gross profit previously recorded with respect to sales of Toro products to a southwestern-based distributor, which was acquired in the third quarter of fiscal 2001. The decline was also a result of lower sales of high margin products, somewhat offset by lower levels of tooling amortization expense due to fully amortized tooling.

Year-to-date gross profit was $397.3 million compared to $395.2 million last year, an increase of 0.5 percent. As a percentage of net sales, gross profit for the first nine months of fiscal 2001 was 36.9 percent compared to 37.0 percent for the first nine months of fiscal 2000. This decline as a percentage of net sales for the year was mainly due to the same contributing factors mentioned in the quarter comparison.

Selling, General, and Administrative Expense

Third quarter selling, general, and administrative expense (SG&A) was $96.2 million compared to $101.9 million last year, a decrease of 5.5 percent. As a percentage of net sales, SG&A decreased slightly to 29.2 percent from 29.5 percent for the same quarter in fiscal 2000. Acquisitions added approximately $1.9 million of incremental SG&A expense for the third quarter of fiscal 2001. SG&A expense was down due to lower warranty expense resulting from favorable claims experience for the residential segment as well as lower special warranty reserves for product modifications when compared to higher expenses in the third quarter of fiscal 2000 for the professional segment. Incentive compensation costs were also down for the third quarter comparison and marketing costs were lower due to expense reduction efforts. Somewhat offsetting these decreases was higher costs for currency support for international sales.

Year-to-date SG&A expense was $308.0 million compared to $304.6 million last year, a slight increase of 1.1 percent. As a percentage of net sales, SG&A expense increased slightly to 28.6 percent from 28.5 percent last year. Acquisitions added approximately $3.8 million of incremental SG&A expense for the first nine months of fiscal 2001. The increase in SG&A costs was due to higher levels of currency support for international sales and higher incentive compensation costs recorded in the first half of fiscal 2001. Offsetting those increases were lower warranty and marketing costs due to the same factors mentioned in the quarter comparison.

Restructuring and Other Unusual Income

Year-to-date restructuring and other unusual income was $0.7 million, which increased income for the residential segment. This income derived from the reversal of the remaining accrual for closing of the Sardis, Mississippi facility, which was sold during the first quarter of fiscal 2001.

Interest Expense

Third quarter interest expense was $6.2 million compared to $7.7 million last year, a decrease of 19.3 percent. This decrease was primarily due to lower levels of short-term debt as a result of improved asset management, the use of earnings from the past 12 months to pay down debt, and lower interest rates.

Year-to-date interest expense was $17.9 million compared to $21.1 million last year, a decrease of 15.1 percent. This decrease in interest expense for the year was due to the same contributing factors as in the quarter comparison.

Other Income, Net

Third quarter other income, net, was $3.1 million compared to $2.3 million last year, an increase of $0.8 million. This improvement was due to higher finance charge revenue and an insurance recovery, somewhat offset by lower levels of exchange rate currency gains.

Year-to-date other income, net, was $4.5 million compared to $0.7 million last year, an increase of $3.8 million. This increase was due to lower levels of exchange rate currency losses compared to the first nine months of last year, increased royalty income, and an insurance recovery, but was somewhat offset by an increase in write-downs of investments.

Operating Earnings (Loss) by Segment

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

Professional Segment Operating Earnings

Operating earnings for the worldwide professional segment in the third quarter of fiscal 2001 were $37.7 million compared to $36.4 million in the third quarter of fiscal 2000, an increase of 3.6 percent. As a percentage of net sales, professional segment operating margins increased to 16.8 percent from 15.4 percent for the same quarter in fiscal 2000. This profit improvement was mainly due to lower SG&A costs as a percent of sales, which declined 1.7 percent due primarily to lower marketing costs and warranty expenses. This was somewhat offset by lower levels of currency gains. Gross margins were even with last year at 39.4 percent for the third quarter.

Year-to-date operating earnings for the worldwide professional segment in fiscal 2001 were $105.3 million compared to $96.7 million last year, an increase of 8.8 percent. As a percentage of net sales, professional segment operating margins increased to 14.8 percent from 13.9 percent last year. This increase was due to higher sales volumes, mainly for landscape contractor equipment. A 1.2 percent reduction in SG&A costs as a percent of sales also contributed to this improvement and was due to the same reasons mentioned in the quarter comparison, but the reduction was somewhat offset by higher costs for currency support. Lower levels of currency losses also contributed to the increase in profits. However, gross margins were lower as a percentage of sales by 0.5 percent.

Residential Segment Operating Earnings

Operating earnings for the worldwide residential segment in the third quarter of fiscal 2001 were $5.1 million compared to $5.4 million in the third quarter of fiscal 2000, a decrease of 5.6 percent. As a percentage of net sales, residential segment operating margins increased to 5.8 percent from 5.7 percent over the same quarter in fiscal 2000. Gross margin rose 1.1 percent as a percentage of net sales due to increased sales of higher margin products, continued cost reduction efforts, and lower amounts of tooling amortization expense due to fully amortized tooling. SG&A expense as a percentage of net sales was higher by 0.5 percent mainly due to lower sales volumes.

Year-to-date operating earnings for the worldwide residential segment in fiscal 2001 were $30.0 million compared to $26.8 million last year, an increase of 12.0 percent. As a percentage of net sales, residential segment operating margins increased to 8.8 percent from 7.7 percent last year. Gross margin increased 1.0 percent as a percentage of sales due to the same contributing factors mentioned in the quarter comparison. Restructuring and other unusual income of $0.7 million this year also contributed to the improvement in operating earnings. SG&A costs as a percentage of sales were also slightly lower than last year by
0.1 percent.

Distribution Segment Operating Earnings (Losses)

Operating earnings for the distribution segment in the third quarter of fiscal 2001 were $0.2 million compared to $2.2 million in the third quarter of fiscal 2000, a decrease of $2.0 million. This profit decline was attributable to higher SG&A costs, mainly due to the acquisition of two distribution companies that added $1.8 million of incremental SG&A costs and restructuring of these operations. Gross margins were slightly lower by 0.1 percent for the quarter.

The distribution segment fiscal 2001 year-to-date results were $1.1 million of operating losses compared to $3.2 million of operating earnings last year, an unfavorable change of $4.3 million. Gross margin decreased as a percentage of sales by 0.4 percent due to lower sales of high margin product lines. SG&A costs were also higher for the year due to the acquisitions of two distribution companies that added $2.3 million of incremental SG&A costs. SG&A expense was also higher due to investments and operational restructuring in these distribution companies.

Other Segment Operating Losses

Operating losses for the other segment in the third quarter of fiscal 2001 were $16.1 million compared to a loss of $17.9 million in the third quarter of fiscal 2000, an improvement of $1.8 million. The improvement was due to lower interest costs, reduced corporate expenses, and increased other income, somewhat offset by higher gross profit reversal related to the acquisition of a southwestern-based distribution company mentioned previously.

Year-to-date operating losses for the other segment in fiscal 2001 were $57.5 million compared to losses of $56.4 million in fiscal 2000, an unfavorable change of $1.1 million. The loss increase was due to higher corporate expenses, mainly for incentive compensation expenses, legal costs, and bad debt expense. In addition, gross profit reversal related to the acquisition of a southwestern-based distribution company also contributed to this loss increase for the year. These negative factors were slightly offset by lower interest costs and higher other income.

Provision for Income Taxes

The effective tax rate for the first nine months of fiscal 2001 and fiscal 2000 was 37.0 percent.

Financial Position as of August 3, 2001

    August 3, 2001 compared to July 28, 2000

Total assets at August 3, 2001 were $908.7 million compared to $898.0 million on July 28, 2000, an increase of $10.7 million. Net accounts receivable decreased by $32.4 million. Acquisitions added $8.4 million of incremental net receivables. The decline in accounts receivable was mainly due to lower sales volumes and improved collection efforts. Inventory increased $32.1 million. Acquisitions added $11.4 million of incremental net inventory. This inventory increase was mainly due to the sales shortfall, prebuilding of inventory, and early purchases of work-in-process compared to last year. Net property, plant, and equipment increased $10.0 million due to higher amounts of capital additions in comparison to depreciation expense as well as the addition of property, plant, and equipment related to the acquisitions. Goodwill and other assets decreased $3.9 million primarily as a result of valuation charges for the company's investment in a technology company and a distribution company as well as amortization of goodwill and intangible assets.

Total current liabilities at August 3, 2001 were $356.4 million compared to $371.2 million at July 28, 2000, a decrease of $14.8 million. Short-term debt decreased by $27.4 million due to higher levels of accounts payable, net earnings, and lower amounts of accounts receivable, somewhat offset by higher levels inventory. Accounts payable increased by $12.6 million due to the company's efforts to increase the number of days outstanding in accounts payable by renegotiating payment terms with vendors.

    August 3, 2001 compared to October 31, 2000

Total assets at August 3, 2001 were $908.7 million compared to $779.4 million at October 31, 2000, an increase of $129.3 million. Net accounts receivable increased $73.2 million from October 31, 2000 due to the normal seasonal increase in accounts receivable. Inventory increased by $50.6 million due to the normal seasonal buildup of inventory, plus prebuilding of inventory and early purchases of work-in-process inventory. In addition, acquisitions added $11.4 million of incremental net inventory. Net property, plant, and equipment increased $5.3 million due to higher amounts of capital additions in comparison to depreciation expense. Goodwill and other assets decreased $2.7 million primarily as a result of valuation charges for the company's investment in a technology company and a distribution company as well as amortization of goodwill and intangible assets during the first nine months of fiscal 2001.

Total current liabilities at August 3, 2001 were $356.4 million compared to $260.9 million at October 31, 2000, an increase of $95.5 million. This increase was the result of additional short-term debt of $82.8 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs. Accounts payable decreased by $9.2 million due to the timing of payments, somewhat offset by the company's efforts to extend its payment terms as described above. Accrued liabilities increased by $21.6 million due mainly to higher accruals for warranty, income tax, and currency support costs as well as higher accruals for various seasonal sales and marketing programs.

Outlook

Toro anticipates the weakened economy and unfavorable weather conditions to continue through the remainder of fiscal 2001, and sales are expected to be relatively flat compared to fiscal 2000. In fiscal 2002, the company is estimating revenue to be up in the single digits from fiscal 2001. On a positive note, the company anticipates to achieve earnings growth of 12 to 15 percent in fiscal 2001 above fiscal 2000. In fiscal 2002, Toro is estimating that earnings will grow in the double digits over fiscal 2001, excluding the effect of the change in reporting goodwill. Toro also anticipates gross margin at 37 to 38 percent for fiscal 2001 and growth of operating expenses in fiscal 2001 at 5 to 9 percent, in dollars, above fiscal 2000. The tax rate is expected to remain at
37.0 percent for the remainder of fiscal 2001.

Liquidity and Capital Resources

Cash used in operating activities for the first nine months of fiscal 2001 was $9.1 million lower than the first nine months in fiscal 2000 primarily due to a decrease in accounts receivable, higher levels of accounts payable, and an increase in net earnings, somewhat offset by an increase in inventory. Cash used in investing activities increased $4.9 million due to the purchase price, net of cash acquired, for Goossen and EICON, slightly offset by reduced purchases of property, plant, and equipment compared to last year. Cash provided by financing activities was higher by $5.2 million due to a higher increase of short-term debt for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 and proceeds from stock option exercises, somewhat offset by higher amounts of common stock repurchases. In addition, cash on hand at October 31, 1999, which was high due to the fiscal year end occurring on a Sunday when cash received on Saturday could not be utilized to pay down short-term debt until fiscal 2000, was used for operating and investing activities in the first quarter of fiscal 2000.

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

Management believes that the combination of funds available through its existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases through fiscal 2002.

Inflation

The company is subject to the effects of changing prices. During the first nine months of fiscal 2001, the company continued to experience inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts and through slight price increases. No significant price increases are planned for fiscal 2001 because of competitive pressures.

Euro Currency

The European Monetary Union (EMU) is in the last few months of a three-year transition phase during which a common currency (the "euro") was introduced in participating countries. This new currency is being used for financial transactions and on January 1, 2002 will replace the old national currencies, which must be withdrawn by July 2002. During the transition to the euro, companies and public administrations have been changing budgetary, accounting, contractual, and fiscal systems while using parallel currencies and converting legacy data. Uncertainty continues as to what effects the conversion to the euro will have on the marketplace, especially the effects on individual consumers. One anticipated effect will be more transparent price differences on goods in European countries.

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

One of the company's European subsidiaries commenced using a new Enterprise Resource Planning (ERP) system in May 2001, without any major negative impact on its operations, which is euro compliant. The company's other European subsidiary is converting to the same ERP system. This new system will enable both subsidiaries to report financial transactions and fiscal reports in the euro for fiscal 2002. The cost of converting to these systems has been immaterial compared to the company's overall operating expenses.

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

The following forward exchange contracts held by the company have maturity dates in fiscal year 2001 and 2002. All items are non-trading and stated in U.S. dollars. Certain derivative instruments the company enters into do not meet the hedging criteria of SFAS 133, therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value of derivative instruments in other income, net at August 3, 2001 were as follows:

---------------------------------------------------------------------------------------------------
                                                                       VALUE IN
                                                                      ACCUMULATED
                                          AVERAGE                        OTHER        FAIR VALUE
                                         CONTRACTED     NOTIONAL     COMPREHENSIVE      IMPACT
DOLLARS IN THOUSANDS                        RATE         AMOUNT      INCOME (LOSS)    GAIN (LOSS)
===================================================================================================
Buy US dollar/Sell Australian dollar           .5182  $   15,120.0  $       46.4     $         54.1
---------------------------------------------------------------------------------------------------
Buy US dollar/Sell Canadian dollar            1.4543       2,544.2          93.2               40.6
---------------------------------------------------------------------------------------------------
Buy Australian dollar/Sell US dollar           .5183      10,966.1            --               (7.9)
---------------------------------------------------------------------------------------------------
Buy Canadian dollar/Sell US dollar            1.5478         355.4           1.7                1.1
---------------------------------------------------------------------------------------------------
Buy British pound/Sell US dollar              1.3881       1,492.2          36.1                (.1)
---------------------------------------------------------------------------------------------------
Buy Euro/Sell US dollar                        .8731       7,857.9          56.5               (3.2)
---------------------------------------------------------------------------------------------------
Buy Japanese yen/Sell US dollar             117.4345      10,644.2        (350.3)             (71.6)
---------------------------------------------------------------------------------------------------
Buy Mexican peso/Sell US dollar               9.8007       2,066.2            --               15.1
---------------------------------------------------------------------------------------------------

Interest Rate Risk

The company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The company's short-term debt rates are dependent upon the LIBOR rate plus an additional percentage based on the company's current borrowing level. See the company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in that information.

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

    10(m) The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10(l) to Registrant's Quarterly
                     Report on Form 10-Q for the quarter ended May 4, 2001).*

----------

*

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





Date:  September 17, 2001