Form 10-K405
period 2001-10-31
TORO CO
filed 2002-01-29
CIK 737758

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Fiscal Year Ended October 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to __________________

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

                                   ----------

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

         Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on January 10, 2002 as reported by the New York Stock Exchange, was approximately $565,050,209.

The number of shares of Common Stock outstanding as of January 10, 2002 was 12,273,028.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held March 14, 2002 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

           DESCRIPTION                                                                               PAGE NUMBERS
           -----------                                                                               ------------
PART I

ITEM 1.    Business.....................................................................................3-10
ITEM 2.    Properties.....................................................................................11
ITEM 3.    Legal Proceedings..............................................................................11
ITEM 4.    Submission of Matters to a Vote of Security Holders............................................12
           Executive Officers of the Registrant...........................................................12

PART II

ITEM 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......................13
ITEM 6.    Selected Financial Data........................................................................13
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................................14-22
ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................................22
ITEM 8.    Financial Statements and Supplementary Data
             Report of Management.........................................................................23
             Independent Auditors' Report.................................................................23
             Consolidated Statements of Earnings and Comprehensive Income
               for the years ended October 31, 2001, 2000, and 1999.......................................24
             Consolidated Balance Sheets
               as of October 31, 2001 and 2000............................................................25
             Consolidated Statements of Cash Flows for the
               years ended October 31, 2001, 2000, and 1999...............................................26
             Notes to Consolidated Financial Statements................................................27-40
ITEM 9.    Disagreements on Accounting and Financial Disclosure...........................................40

PART III

ITEM 10.   Directors and Executive Officers of the Registrant.............................................41
ITEM 11.   Executive Compensation.........................................................................41
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.................................41
ITEM 13.   Certain Relationships and Related Transactions.................................................41

PART IV

ITEM 14.   Exhibits, Reports on Form 8-K, and Financial Statement Schedules............................42-44
           Signatures.....................................................................................45

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

The company designs, manufactures, and markets professional turf maintenance equipment, turf and agricultural irrigation systems, landscaping equipment, and residential yard products. The company produced its first lawn mower for golf course fairways in 1921 and its first lawn mower for home use in 1939, and has continued to enhance its product lines ever since. The company classifies its operations into three reportable segments, professional, residential, and distribution. A fourth segment called "other" consists of corporate functions and Toro Credit Company, a wholly owned finance subsidiary.

     The company emphasizes quality and innovation in its customer service, products, manufacturing, and marketing. The company strives to provide well-built, dependable products supported by an extensive service network. The company's commitment to and funding for engineering costs have contributed to improvement of existing products and new product development efforts. Through these efforts, combined with its acquisition strategy, the company seeks to be responsive to trends that may affect its target markets now and in the future. A significant portion of its revenues in recent years has been attributable to new and enhanced products.

     The company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914. It was reincorporated in Delaware in 1983. The company's executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota 55420-1196, telephone number (952) 888-8801. Unless the context indicates otherwise, the terms "company," "Toro," and "we" refer to The Toro Company and its subsidiaries.

PRODUCTS BY MARKET

The company continues to be a leader in transforming advanced technologies into products and services that provide solutions for landscape, turf care maintenance, and residential demands. Following is a summary of Toro's products by market for the professional and residential segments:

PROFESSIONAL - Toro markets professional turf products worldwide through a network of distributors and dealers. Products are then sold to professional users engaged in maintaining and creating landscapes such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Professional turf maintenance equipment marketed under the Toro(R) brand name is the company's oldest product line, which began in 1921 with tractor-towed mowers for golf courses. Today, the company's expanded product line includes products designed for large turf areas such as golf courses, schools, parks, cemeteries, sports fields, industrial sites, apartments, and townhouse complexes.

Landscape Contractor Market. Products for the landscape contractor market include mid-size walk behind mowers, zero-turning radius riding mowers, and compact utility loaders. These products are sold through distributors, dealers, and rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. The company markets products for landscape contractors under the Toro(R) and Exmark(R) brands. In fiscal 2001, the UltraVac(R) Commercial Collection System, the Turf Tracer(R) HP mower with Enhanced Control System, and Toro(R) brand pistol grip mid-size walk behind mowers were introduced.

   Toro's compact utility loader is a cornerstone product for the Toro Sitework Systems business. These products are designed to improve efficiency in the creation of landscapes and include the Dingo(R) TX 400 Series, walk behind track-driven models with three easy-to-use controls. Toro offers over 35 attachments for the compact utility loader, including trenchers, augers, vibratory plows, and backhoes.

   In fiscal 2000, the company acquired the operating assets of Sitework Systems, Inc., a nationwide domestic manufacturer's sales representative of the Dingo compact utility loader. In fiscal 2001, Toro began selling these products directly to dealers through the newly acquired sales force.

Grounds Maintenance Market and Other Professional Products. Products for the grounds maintenance market include riding rotary units with cutting decks ranging from 52 inches to 16 feet, aerators, attachments, and debris management products. These products are sold through distributors who then sell to owners and/or superintendents of sports fields, municipal properties, cemeteries, and facilities such as airports and corporate headquarters. Other products include multipurpose vehicles, such as the Workman(R), which can be used for both turf maintenance and industrial hauling. In addition, the acquisition of Goossen Industries, Inc. (Goossen) expanded the company's line of debris management equipment in fiscal 2001, which includes versatile debris vacuums and blowers.

Residential/Commercial Irrigation Market. Turf irrigation products marketed under the Toro(R) and Irritrol(R) brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. In fiscal 2001, the company introduced new sprinkler heads in some key markets. If automation equipment necessary for larger scale manufacturing is available, these new products are expected to be introduced worldwide in fiscal 2002. In fiscal 2001, the company acquired Electronic Industrial Controls, Inc. (EICON), a provider of innovative computer control systems for the irrigation product line.

Golf Course Market. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment, utility vehicles, turf aeration, and sandtrap maintenance equipment for general maintenance. Among many new fiscal 2002 products will be the Groundsmaster 4500-D and 4700-D, two new rotary mowers that feature enhanced power, ground-following, and striping ability. The company also manufactures underground irrigation systems including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Toro's professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers reduce water use. In fiscal 2001, Toro introduced the PRISM(TM) (which stands for Pocket PC Remote Irrigation System Manager) that can be used on existing Toro irrigation systems as well as new installations. Toro also introduced the 800S Series of golf sprinklers in fiscal 2001.

     Management believes that golf courses will continue to be a significant market for turf maintenance equipment and irrigation systems. However, the rate of new golf course construction has slowed significantly, and management expects little growth in the new golf market for fiscal 2002. However, Toro believes the market for replacement and renovation of existing courses should provide the greatest golf-related market potential. In fiscal 2002, Toro will seek to continue to differentiate itself with new enhanced products to maintain its role as the market leader.

Agricultural Irrigation Market. Products for the agricultural irrigation market include irrigation emission devices that regulate the flow of drip irrigation, including Blue Stripe(TM) polyethylene tubing, Aqua-TraXX(R) irrigation tape, and Drip In(R) drip line, all used in low water volume agricultural applications. These products are sold through dealers who then sell to growers for use primarily in vegetable fields, fruit and nut orchards, and vineyards.

RESIDENTIAL - Toro markets its residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, Asia, and Australia, with the exception of snow removal products, which are primarily sold in North America and Europe.

Walk Power Mowers. The company has manufactured walk power mowers for residential use since 1939. The company manufactures numerous models under its brand names Toro(R) and Lawn-Boy(R), including both four-cycle and two-cycle gasoline powered engines. Models differ as to cutting width, type of starter mechanism, mulching and bagging attachments, cast aluminum or steel decks, controls, and power sources, and are either self-propelled or push mowers. Some Toro brand lawn mowers are backed by the company's "Guaranteed To Start" program and some Lawn-Boy models are equipped with a two-cycle engine manufactured by the company.

     For fiscal 2002, Toro is adopting a new lawn mower product strategy by introducing three moderate price, steel deck, Toro brand walk behind lawn mowers that will be sold exclusively through The Home Depot, Inc. (The Home Depot) and Toro dealers.

Riding Products. The company manufactures riding products under its brand names Toro(R) and Toro(R) Wheel Horse(R). Riding mowers and tractors range from an eight horsepower rear engine rider model with a 25-inch deck to a 23 horsepower diesel engine garden tractor model with a 60-inch deck. Many models are available with a variety of decks and accessories. Recycler(R) cutting decks are available on some models. Models can be equipped with manual or hydrostatic transmissions. In fiscal 2001, Toro introduced the TimeCutter(TM) zero-turning radius riding lawn mower and the Twister(TM), an action-in-frame (twisting) suspension utility vehicle for hauling. Toro also manufactures riding mower products and a consumer utility vehicle plus attachments for third parties under private label agreements.

Home Solutions Products. The company designs and markets electrical products under the Toro(R) brand name. These products include electric and cordless flexible line grass and hedge trimmers, electric blowers, and electric blower vacuums, and are intended to require little or no after-purchase service. In fiscal 2001, the company introduced its newest generation of electric blowers and electric blower vacuums. In fiscal 2002, Toro plans to introduce two new cordless electric trimmers and a new electric blower vacuum.

Retail Irrigation Products. Toro designs and markets retail irrigation products under the Toro(R) and Lawn Genie(R) brand names. In Australia, Toro also designs and markets retail irrigation products under the Pope brand name. These products are designed for homeowner installation and include sprinkler heads, plastic valves, and electronic and mechanical timers. The company also designs and markets landscape drip systems primarily for residential landscapes and gardens. In fiscal 2002, Toro will introduce new electric timers and sprinkler heads under the Toro(R) and Lawn Genie(R) brand names.

Snow Removal Products. The company manufactures and markets a range of electric and gas single-stage and gas two-stage snowthrower models under the Toro(R) and Lawn-Boy(R) brand names. Single-stage snowthrowers, developed by the company and first introduced in 1965, are walk behind units with lightweight two-cycle gasoline engines or electric motors, and most include Power Curve(R) snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas and use four-cycle engines ranging from six to 13 horsepower. Units with nine horsepower and above can be equipped with Toro's Power Shift(R) snowthrower technology. In early fiscal 2001, Toro introduced the Toro Snow Commander(TM), a hybrid model of single and two-stage snowthrower technology that is self-propelling, providing the operational ease of a single-stage snowthrower with the power of a two-stage unit.

INTERNATIONAL OPERATIONS

The company currently distributes its products worldwide with sales and/or distribution offices in the United States, Canada, Belgium, the United Kingdom, Australia, Singapore, Japan, China, and Italy. New product development is pursued primarily in the United States.

MANUFACTURING AND PRODUCTION

In some areas of its business, Toro is primarily an assembler, while in others it serves as a fully integrated manufacturer. The company has strategically identified specific core manufacturing competencies for vertical integration and has chosen outside vendors to provide other parts. The company designs component parts in cooperation with its vendors, contracts with them for the development of tooling, and then enters into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, the company's vendors regularly test and apply new technologies to the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve quality, fit, and finish of every product. Operations are also designed to be flexible enough to accommodate product design changes required to respond to market demand.

     In order to utilize manufacturing facilities and technology more effectively, Toro pursues continuous improvements in manufacturing processes. The company has flexible assembly lines that can handle a wide product mix and deliver products when customers require them. Additionally, considerable effort is directed at reducing manufacturing cost through process improvement, product and platform design, advanced technology, enhanced environmental management systems, sku rationalization, and supply-chain management. Toro also pursues opportunities for manufacturing and supplying products to third parties on a competitive basis.

     The company's professional products are manufactured throughout the year. The company's residential spring and summer products are generally manufactured in the winter and spring months and its residential fall and winter products are generally manufactured in the summer and fall months. In addition, the company's products are tested in conditions and locations similar to those in which they are used. The company uses computer-aided design and manufacturing systems to shorten the time between initial concept and final production.

     Toro's production levels and inventory management goals are based on estimates of demand for the company's products, taking into account production capacity, timing of shipments, and field inventory levels. The company also periodically shuts down production to allow for maintenance, rearrangement, and capital equipment installation at the manufacturing facilities.

     A majority of the company's manufacturing facilities are located in the United States, but Toro also has facilities located in Australia, Mexico, and Italy. In fiscal 2001, the company added manufacturing facilities through acquisitions and began expansion of selected existing manufacturing facilities to add capacity. The company also began production of landscape mowing equipment and some residential segment products earlier than normal in fiscal 2001 to accommodate an anticipated increase in demand for fiscal 2002 as a result of introducing new products at The Home Depot. The company plans to continue expanding existing manufacturing facilities in fiscal 2002 and began construction of an additional facility in Juarez, Mexico. Beginning in late calendar 2002, Toro expects to begin production of walk behind lawn mowers in this new facility as part of the company's new moderate price lawn mower strategy. In order to optimally manage manufacturing capacity utilization and reduce product cost, Toro plans to close its Riverside, California and Evansville, Indiana manufacturing facilities during fiscal 2002 and shift production of some products between plants.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Most of the components of the company's products are commercially available from a number of sources. Therefore, the company is generally not dependent on any one supplier, except for engines from Japanese suppliers used in some of the company's professional segment products. Toro has agreed with some of these suppliers to share the impact of exchange rate fluctuations between the U.S. dollar and the Japanese yen on a 50/50 split based on a predetermined range of rates.

     In fiscal 2001, Toro experienced no significant or unusual problems in the purchase of raw materials or commodities. The highest value component costs are generally engines, transmissions, electric motors, and resin purchased from several suppliers around the world. In addition, the company manufactures two-cycle engines for some Lawn-Boy brand walk power mowers and some Toro single-stage snowthrower products.

SERVICE AND WARRANTY

Toro products are warranted to the end-user to ensure end-user confidence in design, workmanship, and material quality. Warranty lengths vary depending on whether use is "residential" or "professional" within individual product lines. Some products have an over-the-counter exchange option and some have a 30 day satisfaction guarantee. In general, warranties tend to be for six months to ten years, and cover all parts and labor for non-maintenance repairs and wear items, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement to Toro and are credited for the cost of repairs and labor as long as the repairs meet Toro's prescribed standards. Warranty expense is accrued at the time of sale based on historical claims experience by individual product lines. Special warranty reserves are also accrued for specific known major product modifications. Service support outside of the warranty period is provided by independent Toro distributors and dealers at the customer's expense. Toro also sells additional warranty coverage on select products when the factory warranty period expires.

TRADEMARKS AND PATENTS

Products manufactured by the company are nationally advertised and sold at the retail level under the trademarks Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Irritrol(R) Systems, Exmark(R), Toro(R) Dingo(R), Drip In(R), and Lawn Genie(R), all of which are registered in the United States and many of which are registered in the principal foreign countries in which the company markets its products.

     The company holds patents in the United States and foreign countries and applies for patents as applicable. Although management believes patents have value to the company, patent protection does not deter competitors from attempting to develop similar products. Patent protection is considered to be very beneficial, and the company is not materially dependent on any one or more of its patents.

     To prevent possible infringement of its patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company regularly reviews patents issued by the U.S. Patent Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps the company minimize risk. The company is currently involved in patent litigation cases, both where it is the plaintiff and where it is the defendant. While the ultimate results of these cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.

SEASONALITY

Sales of the company's residential products, which accounted for approximately 32 percent of total consolidated net sales in fiscal 2001, are seasonal, with greater sales of lawn and garden products occurring primarily between February and May, and of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the West Coast and Southern states continues for a longer portion of the year than in northern regions. Overall, worldwide sales levels are highest in the second quarter. Historically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to the company's customers. Accounts receivable balances decrease between May and December when payments are received. Seasonal cash requirements of the business are financed from operations and with short-term bank lines of credit. Peak borrowing usually occurs between February and May.

     The following table shows total net sales and net earnings for each quarter as a percentage of the total year:

                            FISCAL 2001         FISCAL 2000
                           NET       NET       NET       NET
QUARTER                  SALES  EARNINGS     SALES  EARNINGS
-------                  -----  --------     -----  --------
FIRST                       21%        3%       21%        2%
SECOND                      34        60        33        60
THIRD                       24        33        26        36
FOURTH                      21         4        20         2

DISTRIBUTION AND MARKETING

The company markets the majority of its products through 33 domestic and 99 foreign distributors, as well as a number of hardware retailers, home centers, and mass retailers in more than 65 countries worldwide.

     Toro(R) and some Lawn-Boy(R) residential products, such as walk power mowers, riding products, and snowthrowers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers throughout the United States. Toro brand walk power mowers and snowthrowers are also sold in some home centers. Toro(R) and Toro(R) Wheel Horse(R) riding products are sold directly to dealers. Home solutions products, retail irrigation products, and Lawn-Boy products are sold directly to dealers, hardware retailers, home centers, and mass retailers. In fiscal 2000, Toro also began selling selected residential products over the Internet through Internet retailers. Internationally, residential products are sold primarily to distributors for resale to retail dealers and mass merchandisers outside the United States, principally in Australia and European countries. However, in Australia retail irrigation products are sold directly to retail outlets, and in Canada residential products are sold directly to dealers, hardware retailers, home centers, and mass retailers.

     Worldwide, professional products are sold to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Beginning in fiscal 2001, the Sitework Systems product line was sold directly to domestic dealers.

     With the third quarter of fiscal 2001, Toro began to report domestic Toro-owned distribution companies as a separate segment. Toro currently owns four domestic distribution companies. During the past three years, Toro has acquired five domestic distribution companies, of which two have been merged with previously acquired distribution companies. Toro's purpose in owning domestic distributors is to develop a best-practices model of distribution that could be replicated by its independent distributors. The Toro-owned distribution companies sell professional and residential products directly to retail dealers and customers in parts of the United States, Europe, and in Australia. These distribution companies sell both Toro and non-Toro manufactured products.

     The company's current marketing strategy is to maintain distinct brands and brand identification for Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Exmark(R), Toro(R) Sitework Systems, Drip In(R), Lawn Genie(R), Irritrol(R) Systems, and Pope products.

     The company's distribution systems for the sale of its products are intended to assure quality of sales and market presence as well as effective after-purchase service. The company considers its distribution network to be a competitive asset in marketing Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Irritrol(R) Systems, and Exmark(R) products.

     The company advertises its residential products during appropriate seasons throughout the year on television, radio, in print, and via the Internet. Professional products are advertised in print and through direct mail programs as well as on the Internet. Most of the company's advertising emphasizes its brand names. Advertising is paid for by the company as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

CUSTOMERS

Management believes that overall Toro is not dependent on a single customer. The residential segment, however, is largely dependent on The Home Depot and will become more dependent on that customer in fiscal 2002 as a result of Toro's new moderate price lawn mower strategy. While the loss of any substantial customer could have a material short-term impact on the company's business, Toro believes that its diverse distribution channels and customer base should reduce the long-term impact of any such loss.


BACKLOG OF ORDERS

The approximate backlog of orders believed to be firm at October 31, 2001 and 2000 was $88,465,000 and $116,249,000, respectively, a 23.9 percent decline. The decline is due to Toro customers purchasing inventory closer to retail demand because of the uncertainty of the economy. The decline also resulted in part from a change in Toro customers' ordering practices. In fiscal 2001, customers had a higher reliance on reordering, while in fiscal 2000, customers relied more on future stock orders. Toro improved product availability in fiscal 2001 by maintaining higher inventory levels. Residential segment open orders for snowthrower products were also lower compared to last year due to higher shipments in the fourth quarter of fiscal 2001 compared to fiscal 2000 that reduced unfilled open orders entering fiscal 2002. The company expects that the existing backlog of orders can be filled in fiscal 2002.

COMPETITION

The company's products are sold in highly competitive markets throughout the world. The principal competitive factors in the company's markets are product innovation, quality, service, and pricing. Pricing has become an increasingly important factor in competition for a majority of the company's products. Management believes the company offers total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Exmark(R), and Irritrol(R) Systems branded products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, the company offers comprehensive service support during and after the warranty period. The company competes in all product lines with numerous manufacturers, many of whom have substantially greater financial resources than the company. Management believes that Toro has a competitive advantage because we manufacture a broad range of product lines, including turf equipment and irrigation systems. Management also believes that Toro's commitment to customer service, product innovation, and its distribution systems position it well to compete in its various markets.

PROFESSIONAL - The company's professional products compete with products from numerous manufacturers, but the principal competitors across most of the company's professional product lines are Deere & Company; Textron Inc. (including Jacobsen and Ransomes brands); Hunter Industries Incorporated; Rain Bird Sprinkler Mfg. Corporation; AB Electrolux (includes Husqvarna); Scag Power Equipment (a division of Metalcraft of Mayville, Inc.); LESCO, Inc.; Kubota Corporation; Netafim Irrigation Systems and Drip Systems; and T-Systems International, Inc.

RESIDENTIAL - The company's principal competitors for residential products are Deere & Company; Honda Motor Co., Ltd.; MTD Products Inc. (including Cub Cadet and Yard-man brands); Murray, Inc. (owned by Summersong Investment, Inc.); AB Electrolux (includes American Yard Products and Poulan/Weed Eater brands); Snapper Power Equipment (a division of Metromedia International Group, Inc.); Ariens Company; Simplicity Manufacturing Inc.; The Black and Decker Corporation; Rain Bird Sprinkler Mfg. Corporation; K-RAIN Manufacturing Corporation; and RAINDRIP Inc.

DISTRIBUTION - The distribution segment is generally fragmented so that the degree of competition varies among the different regions of the United States in which the particular distribution company sells Toro's residential and/or professional products. The distribution companies' direct competitors generally sell products manufactured by Toro's principal residential and professional product competitors.

INTERNATIONAL - The international market is generally fragmented so that the degree of competition varies among the different countries in which the company markets its residential and professional products. Most competitors in the professional segment are based in the United States. Residential products can face more competition where foreign competitors manufacture and market competing products in their respective countries. Toro experiences this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of Toro's products in foreign markets, thereby affecting their competitiveness. The company provides pricing support, as needed, to remain competitive in international markets.

GOVERNMENTAL REGULATION

The company's residential products are subject to various federal statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The company is also subject to federal and state environmental, occupational safety, transportation, and other regulations, none of which has had a materially adverse effect on its operations or business. Management believes the company is in substantial compliance with all such regulations. The Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June of 1995. Toro's four-cycle engine suppliers are currently in compliance with these regulations. The company received certification for the EPA model year 1998 on its own two-cycle walk power mower and snowthrower engines. Both now comply with Phase I regulations. This certification will allow the company to continue producing its two-cycle walk power mower engines at its Oxford, Mississippi plant through calendar year 2002. However, the current two-cycle walk power mower engine must meet the full Phase I emission levels by January 1, 2003. The company is in the initial engineering phase of developing a two-cycle engine that is expected to meet the required emission levels for the remainder of Phase I and the 2007 Phase II regulation levels. If the company is unable to economically manufacture a two-cycle engine for walk power mowers in order to meet the required emission levels, it will phase out manufacturing two-cycle engines for walk power mower products, which is not expected to have a material adverse effect on the consolidated financial results of the company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The company's production facilities are primarily located in the United States, but also in Australia, Mexico, and Italy. Most financial transactions are in U.S. dollars, although sales from the company's foreign subsidiaries, which are less than 10 percent of total consolidated company sales, are conducted in local currencies.

     A portion of the company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the company enters into foreign currency exchange contracts for select transactions. The company also has short-term debt in select foreign currencies to help reduce the volatility from foreign currency exchange rate movements.

     For information on international net sales and property, plant, and equipment, see Note 11 of Notes to the Consolidated Financial Statements entitled "Segment Data," included in Item 8 of Part II of this report.

WHOLESALE FINANCING

Toro Credit Company, a wholly owned finance subsidiary of the company, provides financing for selected products manufactured by Toro for North American distributors and approximately 250 domestic dealers. Toro Credit Company purchases selected receivables from Toro and its distributors for extended periods, which enables the distributors and dealers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are either incurred by Toro, shared between Toro and the distributor or dealer, or paid by the distributor or dealer. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payments as the equipment, which secures the indebtedness, is sold to customers, or when company-supported finance terms end. Rates are generally fixed or based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

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

EMPLOYEES

During fiscal 2001, the company employed an average of 5,223 employees. The total number of employees at October 31, 2001 was 4,984. Four collective bargaining agreements cover approximately 21 percent of these employees, each expiring in the following months: October 2002, May 2003, October 2003, and September 2004. From time to time, Toro also retains consultants, independent contractors, and temporary and part-time workers.

FORWARD-LOOKING STATEMENTS

SAFE HARBOR STATEMENT. This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on Toro's worldwide web site, or otherwise, in the future by or on behalf of the company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements.

     Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties that could affect the company's overall financial position include the continuing slowdown in the global and domestic economy that began in 2000; additional economic uncertainty created by the threat of continued terrorist acts and war, both of which could further reduce growth in the U.S. and worldwide economy; the effect of the economic slowdown on Toro's customers' ability to pay amounts owed to Toro; the continued decline in consumer confidence and related effects of a recession; weakness in retail sales; inability to achieve earnings growth in fiscal 2002 (excluding the effect of the change in reporting goodwill and announced restructuring plans) above fiscal 2001; inability to increase fiscal 2002 revenue above fiscal 2001; inability to achieve goals of the "5 by Five" profit improvement program, which includes achieving an after tax return on sales of five percent by fiscal 2003; increased insurance costs following the events of September 11; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; financial viability of some distributors and dealers; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; the degree of success in implementing a distribution initiative designed to develop a new distribution model; impact of the Internet and e-commerce on the company's business and distribution channels; changes in distributor ownership; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination or reduction of shelf space for Toro's products; the company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the company's ability to cost effectively eliminate non-performing product lines; the company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected trends in warranty claims or unknown product defects; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement, employment, and commercial disputes; and the impact of new accounting standards, including possible impairment charges of intangible assets related to Statement of Financial Accounting Standard (SFAS) No. 142.

     Particular risks and uncertainties facing the company's professional segment at the present include a continued slowdown in both global and domestic economic growth that has been important to the growth of the company's professional businesses, including the golf and landscape contractor markets; product quality problems in the development and production of irrigation products and other product lines, including potential loss of market share; delays in key new irrigation product introductions; the degree of success related to the announced restructuring and plant consolidations; a continued slowdown in new golf course construction or existing golf course renovations; a decline in the growth rate in the number of new golfers, which slows new golf course construction; a reported decline in rounds of golf due to the economic slowdown and the continued threat of terrorist acts that have negatively impacted the tourism industry, which could delay investments by golf courses in new equipment and irrigation systems; a potential slowdown in new home construction; a potential slowdown in the trend to outsource lawn maintenance to landscape contractors; the financial impact of direct-to-dealer distribution changes related to the Sitework Systems product line; and challenges of establishing new dealers for the Sitework Systems product line.

     Particular risks and uncertainties facing the company's residential segment at the present include inflationary pressures and slower economic growth; a decline in consumer confidence; a decline in retail sales; a weaker than expected market response to new products and potential sales decline for existing product categories; degree of financial success related to the new moderate price walk power mowers and related capital investments for a new production facility to satisfy expected increase in demand for this product and the increased dependence on The Home Depot as a customer; the success of manufacturing alliances with third parties; changing buying patterns, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel or customer, particularly as the company's residential segment is more dependent on home center sales; and a potential slowdown in home sales.

     Particular risks and uncertainties facing the company's international business at the present include weak economic conditions in the European market; heightened security for import and export shipments of components or finished goods, including delays at border crossings, especially with Mexico; socio-economic conditions in some international markets, which include euro conversion affecting 12 countries, internal and external conflicts in or between foreign countries, and continuing economic recession in Japan; currency fluctuations of the dollar against the euro, Japanese yen, Australian dollar, British pound, Canadian dollar, and Mexican peso; the cost of price support provided to international customers and suppliers; competitive implications and price transparencies related to the euro conversion; and tax law changes.

     Particular risks and uncertainties facing the company's distribution segment at the present include inflationary pressures and slower economic growth; a decline in consumer confidence; a decline in retail sales; viability of dealers; degree of success related to operation restructuring, including technology and facility investments in the distribution companies; ability to capture national account business; purchasing practices of national accounts; a continued slowdown in new golf course construction or existing golf course renovations; a decline in rounds of golf following the September 11 events that have negatively impacted the tourism industry and potential related equipment and irrigation product purchases from golf resorts; successful integration of acquired distribution companies; ability to hire quality service technicians; impact of Toro pricing on some product lines sold through the distribution companies; ability to successfully implement a just-in-time inventory initiative; unforeseen product quality problems; and the ability to eliminate less profitable product lines.

     In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; the uncertainty of the economic effect from terrorists' actions and the war on terrorism; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; unanticipated problems or costs associated with the transition of European currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; increased insurance costs following the September 11 events; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the company's ability to maintain good relations with its employees.

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

ITEM 2. PROPERTIES

The company utilizes manufacturing, distribution, warehouse, and office facilities, which total approximately 4,523,000 square feet of space. Toro also utilizes 20.34 acres in California as a testing facility. Plant utilization varies during the year depending on the production cycle. The company considers each of its current facilities in use to be in good operating condition and adequate for its present use. Management believes the company has sufficient manufacturing capacity for fiscal 2002, in part because it began fiscal 2002 production earlier for some products and plans to expand existing facilities and begin construction of a new manufacturing facility in Juarez, Mexico. See Item 1, Manufacturing and Production section for further details. The following schedule outlines the company's significant facilities by location, ownership, and function as of October 31, 2001:

LOCATION                            OWNERSHIP                 PRODUCTS MANUFACTURED / USE
--------                            ---------                 ---------------------------
Bloomington, MN                     Owned/Leased              Corporate headquarters, warehouse, and test facility

Plymouth, WI                        Owned                     Professional and residential parts distribution center

Windom, MN                          Owned/Leased              Residential and professional components and products and warehouse

Tomah, WI                           Owned/Leased              Professional and residential products and warehouse

Lakeville, MN                       Leased                    Professional and residential finished goods distribution center

Baraboo, WI                         Leased                    Professional and residential finished goods distribution center

Riverside, CA                       Owned/Leased              Professional and residential products and warehouse, office

Beatrice, NE                        Owned                     Professional products, office

El Paso, TX                         Owned/Leased              Professional and residential products and warehouse

Evansville, IN                      Leased                    Professional and residential products, office

Shakopee, MN                        Owned                     Components for professional and residential products

Beverley, Australia                 Owned                     Professional products, office and finished goods distribution center

Murray Bridge, Australia*           Owned                     Inactive

El Cajon, CA                        Owned                     Professional and residential products and warehouse, office

Lincoln, NE                         Leased                    Professional products warehouse

Oxford, MS                          Owned                     Components for professional and residential products

Mound, MN                           Leased                    Research center, warehouse, and residential service center

Brooklyn Center, MN                 Leased                    Distribution facility

Oevel, Belgium                      Owned                     Distribution facility

Hazelwood, MO                       Leased                    Distribution facility

Madera, CA                          Owned                     Professional and residential products and warehouse

Juarez, Mexico                      Leased                    Professional and residential products

Goodyear, AZ                        Leased                    Distribution facility

Houston, TX                         Leased                    Distribution facility

Braeside, Australia                 Leased                    Distribution facility

DFW Airport, TX                     Leased                    Distribution facility

Itasca, IL                          Leased                    Distribution facility

Fiano Romano, Italy                 Owned                     Professional products and warehouse, office

* Toro-owned facility that is currently idle and available for sale or subleasing.

ITEM 3. LEGAL PROCEEDINGS

The company is a party to litigation in the ordinary course of its business. Litigation occasionally involves claims for damages arising out of the use of the company's products, some of which include claims for punitive as well as compensatory damages. The company is also subject to administrative proceedings with respect to certain claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. Management is of the opinion that amounts which may be awarded or assessed in connection with these matters will not have a material affect on the company's financial position. Further, the company maintains insurance against some product liability losses.

     The company is involved in a number of commercial disputes, employment disputes, and patent litigation cases, both as a plaintiff and as a defendant. While the ultimate results of these cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons deemed to be executive officers of the company, including their age and position with the company as of January 10, 2002 and positions held by them during the last five or more years. Officers are elected annually by the Board of Directors or appointed by the Chief Executive Officer annually. All executive officers listed below are subject to Section 16.

NAME, AGE, AND POSITION WITH THE COMPANY      BUSINESS EXPERIENCE DURING THE LAST FIVE OR MORE YEARS
-----------------------------------------     -------------------------------------------------------------------------------------
KENDRICK B. MELROSE                           Elected Chairman of the Board in December 1987 and Chief Executive Officer in
61, Chairman and Chief Executive Officer      December 1983.

J. DAVID MCINTOSH                             Elected Executive Vice President, Professional Businesses and International in August
58, Executive Vice President, Professional    1998. From September 1996 to August 1998, he served as Group Vice President. From
Businesses and International                  January 1992 to September 1996, he was appointed Vice President and General Manager,
                                              Consumer Division. To retire, effective January 31, 2002.

STEPHEN P. WOLFE                              Elected Vice President Finance, Treasurer in June 1997 and Chief Financial Officer in
53, Vice President Finance, Treasurer and     May 1997. Appointed Treasurer in January 1996. Appointed Vice President in August
Chief Financial Officer                       1994. Elected President, Toro Credit Company in July 1990.

KAREN M. MEYER                                Elected Vice President, Administration in August 1998. From December 1991 to August
52, Vice President, Administration            1998, she served as Vice President, Human Resources/Administrative Services.

J. LAWRENCE MCINTYRE                          Elected Vice President in July 1993. Elected Secretary and General Counsel in August
59, Vice President, Secretary and General     1993.
Counsel

PHILIP A. BURKART                             Appointed Vice President and General Manager, International Business in November
40, Vice President and General Manager,       2000. From October 1999 to October 2000, he served as Managing Director,
International Business                        International Sales and Marketing. From September 1997 to October 1999, he was the
                                              International Marketing Director, and was Director of Marketing and Sales from
                                              September 1995 to September 1997.

TIMOTHY A. FORD                               Appointed Vice President and General Manager, Commercial Business, Corporate Accounts
40, Vice President and General Manager,       and Distributor Business Development in December 2001. From August 2001 to December
Commercial Business, Corporate Accounts and   2001, he served as Vice President and General Manager, Commercial Business. From
Distributor Business Development              January 1998 to July 2001, he held various executive positions at Honeywell
                                              International in the Home and Building Control division. From October 1996 to
                                              December 1997, he served as Global Product General Manager for GE Lighting.

DENNIS P. HIMAN                               Appointed Vice President and General Manager, Landscape Contractor Business in August
57, Vice President and General Manager,       1998. From January 1996 to August 1998, he served as Vice President, Distributor
Exmark Landscape Contractor Business          Development and Mergers/Acquisitions. From October 1987 to January 1996, he served as Vice President and Treasurer.

MICHAEL J. HOFFMAN                            Appointed Group Vice President, Consumer and Landscape Contractor Businesses in May
46, Group Vice President,                     2001. From May 2000 to May 2001, he served as Vice President and General Manager,
Consumer and Landscape Contractor Businesses  Consumer Business. From November 1997 to April 2000, he served as Vice President and
                                              General Manager, Commercial Business. From November 1996 to November 1997, he served as General Manager of the Commercial Business.

WILLIAM D. HUGHES                             Appointed Vice President and General Manager, Irrigation Business in May 2000. From
51, Vice President and General Manager,       August 1998 to April 2000, he served as Vice President and General Manager,
Irrigation Business                           Consumer Business. From September 1983 to August 1998, he was Chairman and Chief
                                              Operating Officer of Turf Equipment and Supply Company, Inc.,
                                              a distributor of Toro products.

RANDY B. JAMES                                Appointed Vice President and Controller in December 1988.
58, Vice President and Controller

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Toro Common Stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC". The high, low, and last sales price for Toro Common Stock and dividends paid for each of the quarterly periods for fiscal 2001 and 2000 were as follows:


Fiscal year ended
October 31, 2001                FIRST    SECOND     THIRD    FOURTH
-----------------            --------  --------  --------  --------
MARKET PRICE PER SHARE OF
   COMMON STOCK -
     HIGH SALES PRICE        $  38.30  $  47.65  $  48.25  $  50.00
     LOW SALES PRICE            32.75     35.70     40.40     39.00
     LAST SALES PRICE           36.41     46.71     46.80     42.90

DIVIDENDS PER SHARE OF
   COMMON STOCK                  0.12      0.12      0.12      0.12


Fiscal year ended
October 31, 2000                First      Second       Third      Fourth
-----------------            --------    --------    --------    --------
Market price per share of
   common stock -
     High sales price        $38.0000    $  34.25    $36.1875    $ 35.000
     Low sales price          31.7500       29.00     29.8750      28.125
     Last sales price         34.1875       30.75     30.0000      35.000

Dividends per share of
   common stock                  0.12        0.12        0.12        0.12


     As of January 10, 2002, Toro had approximately 5,553 stockholders of record.

     The Annual Meeting of Stockholders is scheduled to be held on March 14, 2002, at 3:00 p.m. (CST) at The Toro Company Corporate Offices, 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196.

     Although the company intends to declare cash dividends on a quarterly basis in the future, the determination as to the payment and the amount of any cash dividend will depend on the company's then current financial condition, capital requirements, results of operations, and other factors deemed relevant by the company's board of directors.

ITEM 6. SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)
Years ended October 31                                  2001            2000            1999         1998(4)         1997(5)
---------------------------------------------    -----------     -----------     -----------     -----------     -----------

NET SALES(1)                                     $ 1,353,083     $ 1,338,974     $ 1,279,706     $ 1,111,346     $ 1,052,841
GROSS PROFIT PERCENTAGE(1)                              34.0%           34.6%           34.1%           32.3%           35.1%
EARNINGS FROM OPERATIONS(2)                      $    94,633     $    97,205     $    74,785     $    23,716     $    72,347
INTEREST EXPENSE                                      22,003          26,414          23,810          25,428          19,900
NET EARNINGS, BEFORE EXTRAORDINARY LOSS               50,448          45,285          35,059           4,090          36,508
PERCENTAGE OF NET SALES                                  3.7%            3.4%            2.7%            0.4%            3.5%
NET EARNINGS(3)                                  $    50,448     $    45,285     $    35,059     $     4,090     $    34,845
BASIC NET EARNINGS PER SHARE(3)                         3.97            3.55            2.72            0.32            2.88
DILUTIVE NET EARNINGS PER SHARE(3)                      3.86            3.47            2.64            0.31            2.80
RETURN ON AVERAGE STOCKHOLDERS' EQUITY                  15.3%           15.2%           12.9%            1.6%           15.3%
TOTAL ASSETS                                     $   835,674     $   779,390     $   787,178     $   723,991     $   661,634
LONG-TERM DEBT                                       195,078         194,495         196,237         197,424         178,015
STOCKHOLDERS' EQUITY                                 341,393         317,218         279,663         263,399         241,163
DEBT TO CAPITALIZATION RATIO                            40.2%           39.4%           47.5%           46.4%           47.6%
DIVIDENDS PER SHARE OF COMMON STOCK              $       .48     $       .48     $       .48     $       .48     $       .48

(1) In fiscal 2001, the company adopted Emerging Issues Task Force (EITF) issue 00-10, "Accounting for Shipping and Handling Fees and Costs," EITF issue 00-14, "Accounting for Certain Sales Incentives," and EITF issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of these EITF issues resulted in a (decrease) increase of net sales for fiscal 2001, 2000, 1999, 1998, and 1997 by ($5.2) million, $2.1 million, $4.7 million, $0.9 million, and $1.6 million, respectively. The adoption of these EITF issues also resulted in a gross profit percent decrease as a percentage of net sales by 2.5%, 2.2%, 1.9%, 2.3%, and 1.8%, respectively. See Note 1 in the Notes to Consolidated Financial Statements for further details.

(2) Fiscal 2001, 1999, 1998, and 1997 earnings from operations include net restructuring and other unusual (income) expense of ($0.7) million, $1.7 million, $15.0 million, and $2.6 million, respectively.

(3) Fiscal 1997 net earnings and basic and dilutive net earnings per share data include an extraordinary loss on early retirement of debt of $1.7 million or $0.13 per dilutive share.

(4) The company's consolidated financial statements include results of operations of Exmark from November 1, 1997, and Drip In from February 1, 1998, the dates of acquisition.

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

RESULTS OF OPERATIONS

Toro's financial results for fiscal 2001 were positive, with a profitability increase of 11.4 percent and a slight sales growth of 1.1 percent. Professional segment sales declined slightly and residential segment sales were up by 2.7 percent. Distribution segment net sales were up 14.2 percent due to the addition of revenue from two distributorships, one acquired in fiscal 2001 and another acquired in late fiscal 2000. International sales declined 7.1 percent. Disregarding currency effects, international sales were down 3.5 percent for the year. The continued growth in the landscape contractor market, positive acceptance of new residential segment products, and acquisitions led the overall sales increase, but the weak economy and unfavorable spring and summer weather conditions hampered growth. The overall profitability increase reflects higher operating earnings contributed by the professional and residential segments together with lower interest costs and higher levels of other income, net.

   Overall, the outlook for fiscal year 2002 is cautiously optimistic. In fiscal 2001, Toro continued its emphasis on the profit improvement program called "5 by Five." The goal of this program is to achieve an after tax return on sales of 5 percent by fiscal 2003. The major initiatives to achieve this goal include: revising and transforming how Toro manufactures, purchases, distributes, markets, and services products; improving or discontinuing low performing product lines; and reviewing the company's expense structure to eliminate low-value activities.

NET SALES

FISCAL 2001 COMPARED WITH FISCAL 2000 - Worldwide net sales in fiscal 2001 were $1,353.1 million compared to $1,339.0 million in fiscal 2000, an increase of 1.1 percent. The following is a discussion of net sales by segment:

Professional. Net sales for the worldwide professional segment in fiscal 2001 were $858.9 million compared to $861.3 million in fiscal 2000, a slight decrease of 0.3 percent. A weaker economy, unfavorable weather conditions, and a slowdown in new golf course construction had a negative effect on sales to the golf market worldwide for equipment and irrigation systems. Sales were also lower for residential/commercial irrigation products due to unfavorable economic conditions and weather as well as high Irritrol brand field inventory levels entering fiscal 2001. Sitework Systems shipments declined compared to last year due to challenges in setting up a new dealer channel resulting from a change to dealer-direct distribution in fiscal 2001. Despite this distribution change, retail sales slightly increased compared to last year for the Sitework Systems product line. Worldwide shipments of grounds maintenance equipment were lower mainly due to the economic slowdown and field inventory management as a result of a decline in retail sales. The decline was somewhat offset by customer acceptance of new products and the addition of the product line sales from Goossen Industries Inc. (Goossen), which was acquired in fiscal 2001. The weak economy and unfavorable weather conditions also negatively affected international sales, mainly in Europe. Worldwide agricultural irrigation sales were also down, primarily for drip line products due to continued pricing pressures from competitors. Somewhat offsetting these declines were higher sales to the landscape contractor market due to higher volume shipments for both Toro and Exmark brand mowers. The landscape contractor market continued its growth trend in fiscal 2001 due to a continued rise in outsourcing lawn maintenance needs, and Toro believes it has gained market share and leads this industry with its multi-brand strategy.

Residential. Net sales for the worldwide residential segment in fiscal 2001 were $432.2 million compared to $420.7 million in fiscal 2000, an increase of 2.7 percent. Snowthrower shipments were up significantly for the year due to heavy snowfall in the winter of 2000-2001, which depleted field inventory levels entering the 2001-2002 winter season. Strong domestic riding product shipments also contributed to the increase in sales, mainly for new products, which includes the Toro(R) TimeCutter(TM) Z mower and the Toro(R) Twister(TM) utility vehicle. However, other riding product shipments were down due to a shift of sales away from existing riding product lines to the new Toro(R) TimeCutter(TM) Z mower as well as the weak economy and unfavorable weather conditions. Home solutions product sales, including trimmers and blowers, also increased due to placement expansion at some mass retailers. Offsetting those increases were lower worldwide shipments of walk power mowers due to weak economic conditions resulting from a slowdown in consumer spending as well as cold and wet spring weather in most markets. International shipments of walk power mowers and riding products were also down mainly due to the weak economy and unfavorable weather conditions in Europe. Retail irrigation sales declined for the year mainly due to lost placement at some home centers. Across most product lines, the residential segment also experienced a decrease in sales in fiscal 2001 as a result of customers' asset management efforts to reduce field inventory levels and related financing costs.

   Field inventory levels at Toro's distributors and dealers were lower for walk power mowers due to continuing asset management efforts in order to reduce floor plan financing costs and prepare for new moderate price models that will be introduced in fiscal 2002. Heavy snowfalls during the winter of 2000-2001 throughout the Snow Belt resulted in significantly higher retail sales of snowthrower products in fiscal 2001, leaving lower average snowthrower product field inventory levels during fiscal 2001 compared to fiscal 2000.

Distribution. Net sales for the distribution segment in fiscal 2001 were $146.6 million compared to $128.4 million in fiscal 2000, an increase of 14.2 percent. The sales increase was due to additional volume contributed by two newly acquired distribution companies, which added $22.1 million of incremental net sales for fiscal 2001. Factoring out sales from these two acquisitions, net sales for the distribution segment would have been down $3.9 million or 3.0 percent. This decline was related to the weak economy and unfavorable weather conditions, which have delayed golf course projects.

Other. Net sales for the other segment includes the elimination of sales from the professional and residential segments to the distribution segment, and elimination of the professional and residential segment's floor plan interest costs from the Toro Credit Company. The other segment net sales elimination in fiscal 2001 was $84.6 million compared to $71.4 million in fiscal 2000, an increase of 18.4 percent. The increase was mainly due to additional sales elimination for two newly acquired distribution companies.

FISCAL 2000 COMPARED WITH FISCAL 1999 - Worldwide net sales in fiscal 2000 were $1,339.0 million compared to $1,279.7 million in fiscal 1999, an increase of 4.6 percent. The following is a discussion of net sales by segment:

Professional. Net sales for the professional segment in fiscal 2000 were $861.3 million compared to $795.3 million in fiscal 1999, an increase of 8.3 percent. Worldwide sales to the landscape contractor market led this increase with higher volume shipments for both Toro and Exmark brand mowers and the Sitework Systems product line due to a continued rise in outsourcing lawn maintenance needs and favorable weather conditions that extended the mowing season. Worldwide shipments of golf and grounds maintenance equipment were also up, mainly due to customer acceptance of new products and continued growth of the golf market, although the number of new course projects were not as robust when compared to fiscal 1999. Offsetting those increases was a decline in golf irrigation system sales and residential/commercial irrigation product sales mainly due to product quality problems and a slowdown in new golf course construction. Worldwide agricultural irrigation sales were also down due to pricing pressures from competitors.

Residential. Net sales for the worldwide residential segment in fiscal 2000 were $420.7 million compared to $447.9 million in fiscal 1999, a decrease of 6.1 percent. The decline was primarily due to reduced volume resulting from the divestiture and discontinuance of non-performing outdoor lighting and gas hand-held product lines. Sales were down by only 0.4 percent after factoring out sales from these non-performing product lines. Lower domestic unit shipments were also a cause of this decline, while sales to the international markets were up due to the successful introduction of new products. Domestic walk power mower shipments were down due to reduced placement in some home centers' regions and field inventory management at Toro's distributors and dealers. In addition, the comparison was more difficult because fiscal 1999 sales levels were unusually high for initial stocking orders from home center outlets, a new distribution channel in fiscal 1999 for the Toro brand of walk power mowers. Domestic snowthrower shipments were also lower due to higher distributor and dealer field inventory levels entering the 2000-2001 winter season compared to unusually low field inventories entering fiscal 1999. This reduction was somewhat offset by additional sales generated from the introduction of Toro brand gas snowthrowers into the home center distribution channel nationwide in fiscal 2000. Although retail demand for most riding product lines increased over fiscal 1999, domestic riding product sales were down due to field inventory management at Toro's distributors and dealers and continued strong competition for lower-priced units. This downturn was somewhat offset by higher shipments of products manufactured for a third party, which had low field inventory levels entering fiscal 2000. Offsetting those decreases were higher shipments of home solutions products due to expanded outlets and placement at mass retailers. Retail irrigation product sales also increased due to expanded outlets and introduction of new products. However, this increase was partially offset by lower sales in the southern U.S. regions due to water restrictions and field inventory management by key customers.

Distribution. Net sales for the distribution segment in fiscal 2000 were $128.4 million compared to $77.1 million in fiscal 1999, an increase of 66.5 percent. The significant sales increase was mainly due to additional volume contributed by two distribution companies acquired in late calendar 1999.

Other. Net sales for the other segment includes the elimination of sales from the professional and residential segments to the distribution segment, and elimination of the professional and residential segment's floor plan interest costs from the Toro Credit Company. The other segment net sales elimination in fiscal 2000 was $71.4 million compared to $40.7 million in fiscal 1999, an increase of 75.5 percent. The increase was mainly due to additional sales elimination in fiscal 2000 related to two distribution companies acquired in late calendar 1999.

GROSS PROFIT

FISCAL 2001 COMPARED WITH FISCAL 2000 - Gross profit was $460.2 million in fiscal 2001 compared to $463.2 million in fiscal 2000, a decrease of 0.6 percent. As a percentage of net sales, gross profit was 34.0 percent in fiscal 2001 compared to 34.6 percent in fiscal 2000. This decline was a result of lower sales of higher-margin products, increased levels of price support provided to international customers, and higher manufacturing costs, mainly for irrigation products because of lower plant utilization. Somewhat offsetting these declines were lower levels of tooling amortization expense due to fully amortized tooling in fiscal 2001 compared to fiscal 2000 and increased gross profit for the residential segment as a result of increased sales of higher-margin products and cost reduction efforts. Toro is also starting to experience positive results from lower purchasing costs as part of the company's "5 by Five" program initiatives.

FISCAL 2000 COMPARED WITH FISCAL 1999 - Gross profit was $463.2 million in fiscal 2000 compared to $436.3 million in fiscal 1999, an increase of 6.2 percent. As a percentage of net sales, gross profit was 34.6 percent in fiscal 2000 compared to 34.1 percent in fiscal 1999. The gross profit increase was primarily due to improvement in margins in the residential segment resulting from increased sales of higher-margin products, discontinuance of non-performing product lines, and cost reductions for certain residential segment products, as well as additional gross profit from the company-owned domestic distribution companies. Gross profit also improved on a comparative basis because fiscal 1999 reflected the elimination of gross profit previously recorded with respect to sales of Toro products to three Toro distributors that the company acquired. Fiscal 2000 reflected a similar reversal of gross profit for only one acquired Toro distributor. Partially offsetting those positive factors was lower gross profit for irrigation and agricultural irrigation products because of price increases for raw materials, competitive pricing pressures in the agricultural irrigation market, and increased costs for price support provided to international customers.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE (SG&A)

FISCAL 2001 COMPARED WITH FISCAL 2000 - SG&A expense was $366.3 million in fiscal 2001 compared to $366.0 million in fiscal 2000. As a percentage of net sales, SG&A decreased to 27.1 percent from 27.3 percent in fiscal 2000. Acquisitions added $6.0 million of incremental SG&A expense. Factoring out acquisitions, SG&A expense would have decreased $5.6 million or 0.7 percent as a percentage of net sales. This decline was due to lower warranty expense and marketing costs. Somewhat offsetting those declines was higher incentive compensation costs, higher engineering expenses, and increased administrative expense related to higher bad debt, legal, and information service costs.

FISCAL 2000 COMPARED WITH FISCAL 1999 - SG&A expense was $366.0 million in fiscal 2000 compared to $359.7 million in fiscal 1999, an increase of 1.7 percent. As a percentage of net sales, SG&A decreased to 27.3 percent from 28.1 percent in fiscal 1999. The acquisition of two distribution companies added $7.7 million of incremental SG&A expense. Without the addition of these two distribution companies, SG&A expense would have decreased $1.5 million or 0.5 percent as a percentage of net sales. The decrease was due to lower total levels of incentive compensation costs compared to a higher level of benefits paid in 1999 for performance against goals, decreased expense for information services, and reduced insurance costs related to better than expected claims experience. Those declines were slightly offset by higher levels of spending for marketing, warranty, engineering, service, Internet-based projects, and severance costs in the irrigation businesses.

RESTRUCTURING AND OTHER UNUSUAL (INCOME) EXPENSE

FISCAL 2001 COMPARED WITH FISCAL 2000 - Restructuring and other unusual income was $0.7 million in fiscal 2001, which increased operating earnings for the residential segment. This income was derived from the reversal of the remaining accrual for closing of the Sardis, Mississippi facility, which was sold in fiscal 2001.

FISCAL 2000 COMPARED WITH FISCAL 1999 - Restructuring and other unusual expense was $1.7 million in fiscal 1999. The restructuring expense in fiscal 1999 included a charge of $3.1 million for asset write-downs and severance costs for management, sales force changes, and plant employees related to the closure of the company's Murray Bridge, Australia manufacturing facility. Offsetting that increase was a $1.4 million reduction in other unusual expense related to the reversal for the unused portion of the one-time residential segment marketing programs accrued in fiscal 1998.

INTEREST EXPENSE

FISCAL 2001 COMPARED WITH FISCAL 2000 - Interest expense was $22.0 million in fiscal 2001 compared to $26.4 million in fiscal 2000, a decrease of 16.7 percent. This decrease was primarily due to lower levels of average short-term debt as a result of improved asset management, the use of earnings from the past 12 months to pay down debt, and lower interest rates.

FISCAL 2000 COMPARED WITH FISCAL 1999 - Interest expense was $26.4 million in fiscal 2000 compared to $23.8 million in fiscal 1999, an increase of 10.9 percent. This increase was due to higher average short-term debt related to higher levels of working capital as well as higher interest rates paid on short-term debt in fiscal 2000 compared to fiscal 1999.

OTHER INCOME, NET

FISCAL 2001 COMPARED WITH FISCAL 2000 - Other income, net was $7.4 million in fiscal 2001 compared to $1.1 million in fiscal 2000. This increase was due to lower levels of both exchange rate currency losses and write-down of investments compared to fiscal 2000, as well as recoveries of previous write-offs of note receivables. This increase was somewhat offset by lower levels of insurance recoveries in fiscal 2001 compared to fiscal 2000 and higher litigation costs.

FISCAL 2000 COMPARED WITH FISCAL 1999 - Other income, net was $1.1 million in fiscal 2000 compared to $6.5 million in fiscal 1999. This decline was due to higher amounts of exchange rate currency losses related to the euro and Australian dollar, a valuation charge related to the write-down of an investment in a technology company, and lower levels of interest income. Somewhat offsetting the decrease were higher levels of finance charge revenue and proceeds from an insurance recovery related to a flood that damaged product at a warehouse.

OPERATING EARNINGS (LOSS) BY SEGMENT

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the residential, professional, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

FISCAL 2001 COMPARED WITH FISCAL 2000 -

Professional. Operating earnings in fiscal 2001 were $106.6 million compared to $99.4 million in fiscal 2000, an increase of 7.2 percent. As a percentage of net sales, professional segment operating margins increased to 12.4 percent from
11.5 percent in fiscal 2000. Lower SG&A expense as a percentage of net sales contributed to this profit improvement due to a decline in warranty and marketing costs. Other income, net also contributed to this improvement due to both lower levels of exchange rate currency losses and write-down of investments compared to fiscal 2000. However, gross margins as a percentage of net sales declined due to lower sales of higher-margin products, higher manufacturing costs related to lower plant utilization, and continued increase in levels of price support provided to international customers.

Residential. Operating earnings in fiscal 2001 were $41.9 million compared to $35.7 million in fiscal 2000, an increase of 17.2 percent. As a percentage of net sales, residential segment operating margins increased to 9.7 percent from
8.5 percent in fiscal 2000. Gross margin rose as a percentage of net sales due to increased sales of higher-margin products, continued cost reduction efforts, and lower amounts of tooling amortization expense due to fully amortized tooling, somewhat offset by continued higher levels of price support provided to international customers. Restructuring and other unusual income of $0.7 million in fiscal 2001 also contributed to the improvement in operating earnings. However, SG&A expense as a percentage of net sales was higher mainly due to increased warranty expense.

Distribution. Operating losses in fiscal 2001 were $0.4 million compared to operating earnings of $2.7 million in fiscal 2000, an unfavorable change of $3.1 million. Gross margin decreased as a percentage of net sales due to lower sales of higher-margin product lines. SG&A costs were higher due to the acquisitions of two distribution companies that added $5.5 million of incremental SG&A costs, as well as the cost of investments and operational restructuring in some of the distributorships.

Other. Operating loss in fiscal 2001 was $68.1 million compared to $66.0 million in fiscal 2000. The $2.1 million unfavorable change resulted from higher corporate expenses, mainly for incentive compensation expenses, information service costs, legal costs, and bad debt expense. These negative factors were offset somewhat by lower interest costs and higher amounts of other income, net.

FISCAL 2000 COMPARED WITH FISCAL 1999 -

Professional. Operating earnings in fiscal 2000 were $99.4 million compared to $112.9 million in fiscal 1999, a decrease of 12.0 percent. As a percentage of net sales, professional segment operating margins decreased to 11.5 percent in fiscal 2000 from 14.2 percent in fiscal 1999. Gross margin as a percent of net sales declined, mainly because of increased costs for resin that were not recaptured with price increases due to competitive pressures for irrigation and agricultural irrigation products as well as higher price support costs provided to international customers. The decline in operating profit was also due to increased levels of warranty expense related to special reserves for product modifications and lower sales of irrigation systems in fiscal 2000 compared to fiscal 1999. In addition, higher levels of exchange rate currency losses and a valuation charge for an investment in a technology company, slightly offset by a gain from an insurance recovery, contributed to the decline.

Residential. Operating earnings in fiscal 2000 were $35.7 million compared to $21.2 million in fiscal 1999, an increase of 68.5 percent. As a percentage of net sales, residential segment operating margins were 8.5 percent in fiscal 2000 compared to 4.7 percent in fiscal 1999. Gross margin as a percentage of net sales rose compared to fiscal 2000 due to increased sales of higher-margin products, reduced costs for some products, and the elimination of non-performing product lines, somewhat offset by higher costs for price support provided to international customers. Also contributing to the increase in operating profits in fiscal 2000 compared to fiscal 1999 was decline in SG&A expense and restructuring and other unusual expense as a percentage of net sales.

Distribution. Operating earnings in fiscal 2000 were $2.7 million compared to $1.7 million in fiscal 1999, an increase of 56.6 percent. The increase resulted primarily from higher sales volumes and an improvement in gross profit due to increased sales of higher-margin products.

Other. Operating loss in fiscal 2000 was $66.0 million compared to $78.4 million in fiscal 1999. The $12.4 million improvement resulted from lower expenses for information services and incentive compensation costs. Fiscal 1999 also included the elimination of gross profit previously recorded with respect to sales of Toro products to three acquired Toro distributors, while fiscal 2000 reflected the same adjustment for only one acquired Toro distributor. Slightly offsetting these improvements were higher interest costs and increased spending for Internet-based projects in fiscal 2000 compared to fiscal 1999.

PROVISION FOR TAXES

FISCAL 2001 COMPARED WITH FISCAL 2000 - The effective tax rate for fiscal 2001 and fiscal 2000 was 37.0 percent. The company has determined that it is not necessary to establish a valuation reserve for deferred income tax benefit because it believes that the net deferred income tax asset of $43.6 million will be realized principally through carrybacks to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income. The company expects the effective tax rate to be approximately 34.0 percent in fiscal 2002 because goodwill will no longer be amortized due to the adoption of Statement of Financial Accounting Standard
(SFAS) No. 142.

FISCAL 2000 COMPARED WITH FISCAL 1999 - The effective tax rate for fiscal 2000 was 37.0 percent compared to 39.0 percent for fiscal 1999. The reduction was due primarily to a decrease in the company's effective state tax rate.

NET EARNINGS

FISCAL 2001 COMPARED WITH FISCAL 2000 - Net earnings were $50.4 million in fiscal 2001 compared to $45.3 million in fiscal 2000. Dilutive net earnings per share were $3.86 in fiscal 2001 compared to $3.47 in fiscal 2000. Net earnings were up from fiscal 2000 primarily due to lower interest costs, lower levels of exchange rate currency losses, and a decline in SG&A expense as a percentage of net sales, somewhat offset by lower gross profit.

FISCAL 2000 COMPARED WITH FISCAL 1999 - Net earnings were $45.3 million in fiscal 2000 compared to $35.1 million in fiscal 1999. Dilutive earnings per share were $3.47 in fiscal 2000 compared to $2.64 in fiscal 1999. Net earnings were up in fiscal 2000 from fiscal 1999 due to moderately higher sales volumes, operating profit improvement in the residential segment, and lower levels of corporate spending.

FINANCIAL POSITION

WORKING CAPITAL

Average working capital for fiscal 2001 was $264.3 million compared to $240.7 million for fiscal 2000, an increase of 9.8 percent. Average working capital as a percent of sales was 19.5 percent in fiscal 2001 and 18.0 percent in fiscal 2000. The increase in average working capital was due primarily to higher average inventory and lower average short-term debt, but was somewhat offset by lower average receivables and higher average accounts payable. Average days sales outstanding for receivables was 81 days in fiscal 2001 compared to 86 days in fiscal 2000. Average inventory turns was 3.58 and 3.73 in fiscal 2001 and in fiscal 2000, respectively. Inventories were higher in fiscal 2001 compared to fiscal 2000 due to additional inventory from acquisitions, prebuilding landscape contractor equipment due to manufacturing capacity constraints, and increased levels of commercial golf and grounds maintenance equipment due to lower than expected retail sales. Inventory was also higher for the residential segment due to earlier than normal production to meet an anticipated increase in demand for the new moderate price lawn mowers described previously.

     The company expects that average working capital in fiscal 2002 will increase compared to fiscal 2001 due to higher planned sales volumes which can be expected to increase average levels of accounts receivable and inventory. Average inventory is also expected to increase due to higher levels of inventory entering fiscal 2002 compared to inventory at October 31, 2000.

LONG-TERM ASSETS

Long-term assets at October 31, 2001 were $271.5 million compared to $269.2 million at October 31, 2000, a slight increase of $2.3 million. Net property, plant, and equipment increased by $9.4 million due to higher spending on capital equipment and tooling. Goodwill and other assets decreased $7.0 million from fiscal 2000 primarily as a result of valuation charges for the company's investment in a technology company and a distribution company as well as amortization of goodwill and other intangible assets.

CAPITAL STRUCTURE

Long-term debt at October 31, 2001 was $195.1 million compared to $194.5 million at October 31, 2000, an increase of $0.6 million. The total debt to capital ratio was 40.2 percent in fiscal 2001 compared to 39.4 percent in fiscal 2000. The increase in debt to capital ratio was mainly due to higher debt, slightly offset by an increase in equity at October 31, 2001 compared to October 31, 2000.

     Total capitalization at October 31, 2001 consisted of $195.1 million of long-term debt, $34.4 million of short-term debt, and $341.4 million of stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. Cash provided by operating activities decreased by $35.4 million from fiscal 2000 primarily because we carried higher levels of inventory as described previously and higher receivables at October 31, 2001 compared to October 31, 2000. This decrease was somewhat offset by higher net earnings, a decline in deferred income taxes related to tax strategies, higher levels of tax benefits from stock options exercised, and an increase in accounts payable.

     Cash used in investing activities increased slightly by $0.4 million in fiscal 2001 due to higher levels of purchase price, net of cash acquired for acquisitions consummated. The increase was slightly offset by reduced purchases of property, plant, and equipment compared to fiscal 2000. Capital expenditures for fiscal 2002 are planned to be approximately

$25 million higher than fiscal 2001 for additional investments in manufacturing facilities, equipment and tooling. We expect to finance fiscal 2002 capital expenditures primarily with funds from operations.

     Cash used in financing activities decreased $55.0 million from fiscal 2000 mainly due to an increase in short-term debt at October 31, 2001 compared to short-term debt at October 31, 2000 and proceeds from stock option exercises, somewhat offset by more common stock repurchases in fiscal 2001. In addition, we had higher levels of cash on hand at October 31, 1999, because the fiscal year end occurred on a Sunday and cash received on Saturday could not be utilized to pay down short-term debt until Monday when fiscal 2000 had begun. We therefore used that cash for operating and investing activities in the first quarter of fiscal 2000.

     Management believes that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases in the next fiscal year.

Share Repurchase Plan. On September 20, 2001, the Board of Directors authorized the company to repurchase an additional 1,000,000 shares of common stock. At October 31, 2001, approximately 890,966 shares remained authorized for repurchase. This repurchase program provides shares for use in connection with acquisitions and employee compensation plans so that even with the issuance of shares under those plans, the number of outstanding shares remains relatively constant and the impact on net earnings per share of issuing such shares is minimal.

     In fiscal 2001, the company repurchased 1,020,410 shares of common stock on the open market for $44.2 million at an average price of $43.27 per share. The company repurchased 511,138 shares for $17.1 million in fiscal 2000 at an average price of $33.37 per share and 876,800 shares for $29.2 million in fiscal 1999 at an average price of $33.26 per share.

Credit Lines and Other Capital Resources. The company's U.S. seasonal working capital requirements are funded with $288.0 million of committed unsecured bank credit lines. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit of $5.7 million. The company also has bankers' acceptance agreements under which an additional $40.0 million of credit lines are available. At October 31, 2001, the company had $299.3 million of unutilized availability under these credit lines. Average borrowing under these lines was $107.5 million in fiscal 2001 and $135.3 million in fiscal 2000. The decrease in average short-term debt resulted primarily from lower average net accounts receivable, higher levels of accounts payable, and the use of earnings from the past 12 months to pay down debt. The decrease was somewhat offset by higher inventory levels during fiscal 2001 described under "Working Capital" above. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the current loan agreements.

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

INFLATION

The company is subject to the effects of changing prices. In early fiscal 2001, the company continued to experience inflationary pressures for purchases of general commodities. The company is attempting to deal with these inflationary pressures by actively pursuing internal cost reduction efforts and introducing modest price increases. We do not plan significant price increases for fiscal 2002, however, because of competitive pressures.

ACQUISITIONS

In fiscal 2001, the company completed the purchase of a southwestern-based distributor. In fiscal 2000, the company completed the purchase of two other distribution companies. These companies distribute turf maintenance and creation products to the professional and residential markets.

     In fiscal 2001, Toro acquired Electronic Industrial Controls, Inc., a provider of innovative computer control systems for the irrigation industry.

     In fiscal 2001, Toro acquired certain operating assets of Goossen, a turf equipment manufacturer located in Beatrice, Nebraska. This acquisition added manufacturing capacity for Toro and expanded our line of debris management equipment.

     In fiscal 2000, Toro acquired the operating assets of Sitework Systems, Inc., a nationwide domestic manufacturer's sales representative for the Dingo compact utility loader. In fiscal 2001, Toro began to distribute this product directly to dealers through the newly acquired sales force.

ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgement based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

MARKET CONDITIONS AND OUTLOOK

Toro management expects fiscal 2002 to be a solid, but challenging year, and is confident the company has programs in place to maintain the momentum from fiscal 2001.

     However, fiscal 2002 performance will depend on when the country can come out of the recession that began in fiscal 2001, and the ongoing threats of terrorist acts and the war. While the company is not able to quantify the impact on its business, the aftermath of the terrorist acts on September 11, 2001 has resulted in a further decline in tourism and golf rounds being played at golf resorts. This decline could reduce or delay future purchases of golf mowing equipment and irrigation systems, which could hamper Toro's professional segment sales growth for fiscal 2002. The continued threat of terrorist acts has also resulted in slower consumer sales and a significant cost increase in property insurance, which could reduce Toro's customer's budgets for professional and residential equipment and maintenance purchases. A positive effect of the slowdown in the world economy has been a drop in oil prices, which is expected to reduce material costs for Toro's irrigation and agricultural irrigation product lines. Taking these factors and likely effects into consideration, Toro has planned for conservative growth in fiscal 2002, and is cautiously optimistic for better results compared to fiscal 2001, before the impact of restructuring activities and adoption of new accounting pronouncements.

Professional Markets. Toro expects its professional segment, which accounts for a majority of its sales and profit, to show modest growth during fiscal 2002. The landscape contractor industry is expected to continue to grow, fed by demographic trends. Toro's multi-brand strategy is well positioned to maintain or expand the company's market position during fiscal 2002. Toro and Exmark landscape mowing and maintenance equipment gained market share in fiscal 2001, and together Toro leads the industry with product innovation, combined with strong distributor/dealer networks focused on excellent customer relationships. Toro Sitework Systems equipment line is experiencing challenges establishing new dealers from refocusing its distribution in fiscal 2001, which is expected to continue through the first half of fiscal 2002. Once these issues are behind Toro, management expects to benefit from a stronger network of dealers in fiscal 2002.

     Toro's commercial equipment business is expected to be flat or show only slight growth in fiscal 2002. Grounds equipment is expected to be up slightly, led by sales to users engaged in maintaining sports fields. Toro expects to show small growth in sales of irrigation systems to the contractor-installed market benefiting from new products and improved quality programs.

     The golf course industry is also expected to continue to be flat or show only slight growth in fiscal 2002 as the number of new course openings continues to decline from the aggressive growth of the 1990s. Somewhat offsetting new course sluggishness may be an expected small rebound in existing course renovations, and Toro is well positioned to continue to capture a significant share of this business, particularly in irrigation which is introducing new products.

     Toro's agricultural irrigation business is expected to be flat or show only slight growth in fiscal 2002 as new products are introduced to try to offset extremely competitive industry conditions.

Residential Markets. Toro expects to see growth in its residential segment in fiscal 2002 driven primarily by the introduction of a new line of moderate price Toro brand walk power mowers sold at The Home Depot and Toro dealer networks. These new models will contain some features found on Toro premium mowers. Toro will continue to sell its traditional full feature premium Toro(R) Personal Pace(R) walk power mowers through its dealer network. Lawn-Boy(R) two-cycle and four-cycle mowers will continue to be sold to home centers and dealers. The company expects Lawn-Boy(R) mower sales to be down in fiscal 2002 as a result of lost placement at some home center stores and a shift of sales to the new moderate price Toro brand walk power mowers described above.

     Management also expects the residential segment to continue to benefit from sales of products introduced in fiscal 2001, including the Timecutter(TM) zero-turning radius riding mower for homeowners and the Twister(TM) home utility vehicle. The Timecutter(TM) is redefining Toro's home riding mower product line away from a tractor-style mower to a nimble, easy-to-maneuver mower preferred by landscapers. Toro's introduction of the Toro Snow Commander(TM) in fiscal 2001 was the first major snowthrower innovation in the market in more than 10 years, and made a positive contribution to fiscal 2001 sales with good pre-season sales for the 2001-2002 winter season. Lack of snow during the early winter months is expected to hamper sales of snowthrowers in fiscal 2002, however.

     Management also expects good growth in the home solutions product line, which includes electric and battery trimmers and electric blowers and blower vacuums, due to customer acceptance of new products and good channel placement. The company expects only slight growth in the retail irrigation product line sold through home centers in fiscal 2002 due in part to lost shelf placement.

Distribution. The distribution segment sales are expected to increase in fiscal 2002 compared to fiscal 2001, primarily because fiscal 2002 will be the first full year to include sales from acquisitions made in fiscal 2001. The distribution segment is also expected to benefit from anticipated growth in landscape contractor and commercial grounds maintenance equipment product sales. Because the growth rate in new golf course construction has slowed in many areas of the country, the distribution segment will increase its emphasis on existing golf course renovations in fiscal 2002.

International Markets. International sales are expected to grow in both the residential and professional segments, reflecting expected continued acceptance of new products introduced over the past three years and anticipated stable currency exchange rate movements compared to the U.S. dollar. These factors could be somewhat offset by continued economic and political instability around the world, which may dampen growth in key markets. In addition, instability in the wake of terrorist attacks could delay Toro's ability to ship components and products across borders for manufacturing and to customers. International professional sales should benefit from good demand for landscape contractor and commercial equipment, irrigation systems, and agricultural irrigation products. International residential segment sales are expected to benefit from Toro(R) Personal Pace(R) walk power mower sales and snowthrower sales, as well as new product introductions.

5 by Five. Toro's "5 by Five" profit improvement program is expected to contribute to profitability in fiscal 2002 and beyond. This program focuses on process improvement and is intended to improve operations and manufacturing efficiencies in order to achieve a goal of five percent after tax by the end of fiscal 2003. As part of the program, Toro has and will continue to shift production of some products between plants and is closing two facilities to improve leverage and cost effectiveness of its manufacturing assets. Toro has also focused on improving its accounts receivable and accounts payable cycles to strengthen the balance sheet. The "5 by Five" program has permeated the organization, motivating employees to evaluate and improve individual and team processes to improve profitability. The company began to experience benefits of this program in fiscal 2001, and management expects Toro to achieve its goal of five percent profit after tax by the end of fiscal 2003.

   In summary, Toro believes management will achieve its goals for fiscal 2002 despite an uncertain economic and political climate worldwide.

MARKET RISK

Toro is exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in the company's net earnings and cash flows. In the normal course of business, Toro actively manages the exposure of certain market risks by entering into various hedging transactions, authorized under company policies that place controls on these activities. The company's hedging transactions involve the use of a variety of derivative instruments. Toro uses derivatives only in an attempt to limit underlying exposure from currency fluctuations, and not for trading purposes.

Foreign Currency Exchange Rate Risk. The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Toro is subject to risk from sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. The company manages foreign currency exchange rate exposure from anticipated sales, accounts receivable, intercompany loans, anticipated purchases, and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency) and foreign currency exchange contracts. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. These contracts are managed to reduce the risk associated with the exposure being hedged. Accordingly, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Because the company's products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. The company's primary exchange rate exposure is with the euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

     The following foreign currency exchange contracts held by the company have maturity dates in fiscal 2002. All items are non-trading and stated in U.S. dollars. Certain derivative instruments the company enters into do not meet the hedging criteria of SFAS No. 133; therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated comprehensive loss (ACL), and fair value of derivative instruments in other income, net at October 31, 2001 were as follows:


                                                                          Value in
                                          Average                              ACL       Fair Value
Dollars in thousands                   Contracted        Notional           Income           Impact
(except average contracted rate)             Rate          Amount           (Loss)      Gain (Loss)
--------------------------------     ------------    ------------     ------------     ------------

BUY U.S. $/SELL AUSTRALIAN DOLLAR           .5169    $   16,694.4    $      209.8     $      255.7
BUY U.S. $/SELL CANADIAN DOLLAR            1.5641         3,772.1            28.8             (0.1)
BUY AUSTRALIAN DOLLAR/SELL U.S. $           .5048         7,520.8              --             (3.9)
BUY BRITISH POUND/SELL U.S. $              1.3914         1,461.0            51.2              4.9
BUY EURO/SELL U.S. $                        .8654         3,029.1           125.1              0.5
BUY JAPANESE YEN/SELL U.S. $             118.1200         8,804.2          (204.2)           (11.1)
BUY MEXICAN PESO/SELL U.S. $               9.7498         7,174.5              --            (84.3)

Interest Rate Risk. The company's interest rate exposure results from short-term rates, primarily LIBOR-based debt from commercial banks. Toro currently does not use interest rate swaps to mitigate the impact of fluctuations in interest rates because existing agreements are favorable compared to similar types of borrowing arrangements at current market credit spreads based on points over LIBOR. At October 31, 2001, the financial liabilities of the company with exposure to changes in interest rates consisted mainly of $34.4 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant including the average balance of short-term debt outstanding during fiscal 2001, interest expense would have increased $1.1 million in fiscal 2001. Included in long-term debt is $195.1 million of fixed-rate debt, which is not subject to interest rate risk. At October 31, 2001, the estimated fair value of long-term debt with fixed interest rates was $204.0 million compared to its carrying value of $195.1 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Assuming a hypothetical increase of one percent (100 basis points) in applicable interest rates, the estimated fair value of long-term debt would decrease by $15.5 million.

Commodities. Some raw materials used in the company's products are exposed to commodity price changes. Toro manages some of this risk by using long-term agreements with some vendors. The primary commodity price exposures are with aluminum, steel, and plastic resin.

EURO CURRENCY

On January 1, 2002, a new common European currency known as the euro replaced old national currencies of countries. The old national currencies may continue to circulate early in 2002 but must be withdrawn entirely by July 2002. During the three year transition to the euro, companies and public administrations have changed budgetary, accounting, contractual, and fiscal systems while using parallel currencies and converting legacy data. Uncertainty continues as to what effects the conversion to the euro will have on the marketplace, especially the effects on individual consumers. One anticipated effect will be more transparent price differences on goods in European countries.

     Significant issues for the company arising from the transition are price competition on Toro distributor and Toro direct sales, and the possible need for and cost of price support for Toro distributors in the European Union. Current concerns include currency swings and instability in the rate of exchange between the euro and the U.S. dollar, and the lack of diversification of currencies in Europe with the introduction of the euro. The company currently invoices most international export shipments in U.S. dollars, however, it is analyzing the effects of invoicing in some foreign currencies, and the euro is among those currencies being considered.

     In May 2001, one of the company's European subsidiaries commenced using a new euro-compliant Enterprise Resource Planning (ERP) system. In November 2001, the company's other European subsidiary converted to the same ERP system. This new system enables both subsidiaries to report financial transactions and fiscal reports in the euro in fiscal 2002. The cost of converting to these systems was immaterial compared to the company's overall operating expenses.

     Based on evaluation to date, management currently believes that while the company will continue to incur internal and external costs to adjust to the euro indirectly, such costs are not expected to have a significant impact on operations, cash flows, or the financial condition of the company and its subsidiaries taken as a whole in future periods.

SUBSEQUENT EVENTS

Toro has announced several significant events subsequent to October 31, 2001. On November 28, 2001 and December 6, 2001, respectively, the company announced that it will be closing its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The closure of these facilities is expected to result in a pre-tax restructuring and other expense charge ranging from $7.4 million to $7.9 million in the first quarter of fiscal 2002.

     The company also expects to record an impairment charge upon adopting the new accounting standard related to goodwill valuation. The cumulative effect of adopting this new standard is expected to result in an after-tax charge for goodwill impairment ranging from $24.5 million to $25.0 million in the first quarter of fiscal 2002. The company also expects to incur a pre-tax charge for asset impairments ranging from $1.9 million to $2.1 million related to write-downs of patents and non-compete agreements that will be recorded as restructuring and other expense in the first quarter of fiscal 2002. These charges are associated with goodwill and other intangible assets that were recorded for several acquisitions in the agricultural irrigation market. The performance of these acquisitions has not met management expectations. This is due to lower than anticipated growth rates in the drip line market, which has resulted in lower industry-wide pricing and margins on product sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Market Risk," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The Stockholders and Board of Directors
The Toro Company:

Management is responsible for the integrity and objectivity of the financial information included in this report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, the consolidated financial statements reflect estimates based on management judgment.

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


/s/ KENDRICK B. MELROSE
Kendrick B. Melrose
Chairman of the Board and Chief Executive Officer


/s/ STEPHEN P. WOLFE
Stephen P. Wolfe
Vice President Finance, Treasurer and Chief Financial Officer




INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and its subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of earnings and comprehensive income, and cash flows for each of the years in the three year period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and its subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           /s/ KPMG LLP

Minneapolis, Minnesota
December 3, 2001, except for Note 14,
   which is as of December 6, 2001

                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME



(Dollars and shares in thousands, except per share data)
Years ended October 31                                                    2001            2000            1999
--------------------------------------------------------           -----------     -----------     -----------

NET SALES                                                          $ 1,353,083     $ 1,338,974     $ 1,279,706
COST OF SALES                                                          892,845         875,817         843,445
                                                                   -----------     -----------     -----------
   GROSS PROFIT                                                        460,238         463,157         436,261
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                           366,284         365,952         359,744
RESTRUCTURING AND OTHER UNUSUAL (INCOME) EXPENSE                          (679)             --           1,732
                                                                   -----------     -----------     -----------
   EARNINGS FROM OPERATIONS                                             94,633          97,205          74,785
INTEREST EXPENSE                                                       (22,003)        (26,414)        (23,810)
OTHER INCOME, NET                                                        7,447           1,091           6,498
                                                                   -----------     -----------     -----------
   EARNINGS BEFORE INCOME TAXES                                         80,077          71,882          57,473
PROVISION FOR INCOME TAXES                                              29,629          26,597          22,414
                                                                   -----------     -----------     -----------
NET EARNINGS                                                       $    50,448     $    45,285     $    35,059
                                                                   ===========     ===========     ===========

BASIC NET EARNINGS PER SHARE OF COMMON STOCK                       $      3.97     $      3.55     $      2.72
                                                                   ===========     ===========     ===========

DILUTIVE NET EARNINGS PER SHARE OF COMMON STOCK                    $      3.86     $      3.47     $      2.64
                                                                   ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING -
   BASIC                                                                12,700          12,770          12,879
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING -
   DILUTIVE                                                             13,067          13,058          13,278
                                                                   ===========     ===========     ===========

COMPREHENSIVE INCOME:
NET EARNINGS                                                       $    50,448     $    45,285     $    35,059
OTHER COMPREHENSIVE INCOME (LOSS):
   MINIMUM PENSION LIABILITY ADJUSTMENT                                 (1,288)             --              --
   CUMULATIVE TRANSLATION ADJUSTMENT                                      (215)         (3,837)         (1,255)
   UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS                               133              --              --
                                                                   -----------     -----------     -----------
COMPREHENSIVE INCOME                                               $    49,078     $    41,448     $    33,804
                                                                   ===========     ===========     ===========

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except per share data) October 31                                                     2001          2000
--------------------------------------------------------                                             ------------  ------------
ASSETS
   CASH AND CASH EQUIVALENTS                                                                         $     12,876  $        978
   RECEIVABLES, NET:
     CUSTOMERS (NET OF $4,326 AT OCTOBER 31, 2001 AND $4,571 AT
       OCTOBER 31, 2000 FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS)                                              267,442       255,850
     OTHER                                                                                                  4,235         6,634
                                                                                                     ------------  ------------
       TOTAL RECEIVABLES, NET                                                                             271,677       262,484
                                                                                                     ------------  ------------
   INVENTORIES, NET                                                                                       234,661       194,926
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                               11,052        12,065
   DEFERRED INCOME TAXES                                                                                   33,927        39,714
                                                                                                     ------------  ------------
       TOTAL CURRENT ASSETS                                                                               564,193       510,167
                                                                                                     ------------  ------------
   PROPERTY, PLANT, AND EQUIPMENT:
     LAND AND LAND IMPROVEMENTS                                                                            12,737        12,714
     BUILDINGS AND LEASEHOLD IMPROVEMENTS                                                                  87,496        88,485
     EQUIPMENT                                                                                            301,710       282,298
                                                                                                     ------------  ------------
       SUBTOTAL                                                                                           401,943       383,497
       LESS ACCUMULATED DEPRECIATION                                                                      259,698       250,645
                                                                                                     ------------  ------------
       TOTAL PROPERTY, PLANT, AND EQUIPMENT, NET                                                          142,245       132,852
                                                                                                     ------------  ------------
   DEFERRED INCOME TAXES                                                                                    9,721         9,883
   OTHER ASSETS                                                                                            11,983        13,545
   GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                                              107,532       112,943
                                                                                                     ------------  ------------
       TOTAL ASSETS                                                                                  $    835,674  $    779,390
                                                                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT PORTION OF LONG-TERM DEBT                                                                 $        513  $         38
   SHORT-TERM DEBT                                                                                         34,413        11,587
   ACCOUNTS PAYABLE                                                                                        77,549        65,340
   ACCRUED LIABILITIES                                                                                    180,092       183,927
                                                                                                     ------------  ------------
       TOTAL CURRENT LIABILITIES                                                                          292,567       260,892
                                                                                                     ------------  ------------
   LONG-TERM DEBT, LESS CURRENT PORTION                                                                   194,565       194,457
   OTHER LONG-TERM LIABILITIES                                                                              7,149         6,823
   STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, PAR VALUE $1.00, AUTHORIZED 1,000,000 VOTING AND 850,000 NON-VOTING SHARES,
       NONE ISSUED AND OUTSTANDING                                                                             --            --
     COMMON STOCK, PAR VALUE $1.00, AUTHORIZED 35,000,000 SHARES, ISSUED AND OUTSTANDING
       12,266,045 SHARES AT OCTOBER 31, 2001 (NET OF 1,242,010 TREASURY SHARES) AND
       12,569,194 SHARES AT OCTOBER 31, 2000 (NET OF 938,861 TREASURY SHARES)                              12,266        12,569
     ADDITIONAL PAID-IN CAPITAL                                                                            29,048        47,540
     RETAINED EARNINGS                                                                                    313,067       268,727
     ACCUMULATED COMPREHENSIVE LOSS                                                                       (12,988)      (11,618)
                                                                                                     ------------  ------------
       TOTAL STOCKHOLDERS' EQUITY                                                                         341,393       317,218
                                                                                                     ------------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $    835,674  $    779,390
                                                                                                     ============  ============


The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



(Dollars in thousands) Years ended October 31                                                    2001           2000           1999
---------------------------------------------                                             -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                                           $    50,448    $    45,285    $    35,059
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
   PROVISION FOR DEPRECIATION AND AMORTIZATION                                                 37,171         38,151         39,105
   WRITE-DOWN OF INVESTMENTS                                                                    1,926          4,106             --
   (GAIN) LOSS ON DISPOSAL OF PROPERTY, PLANT, AND EQUIPMENT                                      (56)           119            193
   CHANGE IN DEFERRED INCOME TAXES                                                              6,706            171         (7,008)
   TAX BENEFITS RELATED TO EMPLOYEE STOCK OPTION TRANSACTIONS                                   4,841            337            573
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     RECEIVABLES, NET                                                                         (15,538)          (989)       (23,093)
     INVENTORIES, NET                                                                         (25,884)        18,538        (12,603)
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                  1,700         (5,915)         8,563
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                   8,878          5,749         20,823
                                                                                          -----------    -----------    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                               70,192        105,552         61,612
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT, AND EQUIPMENT                                                (35,662)       (39,934)       (29,842)
   PROCEEDS FROM DISPOSAL OF PROPERTY, PLANT, AND EQUIPMENT                                     2,298          2,907            541
   DECREASE (INCREASE) IN INVESTMENTS IN AFFILIATES                                               154         (1,006)        (3,017)
   INCREASE IN OTHER ASSETS                                                                    (3,001)        (3,319)          (769)
   ACQUISITIONS, NET OF CASH ACQUIRED                                                          (8,549)        (3,014)        (4,067)
                                                                                          -----------    -----------    -----------
       NET CASH USED IN INVESTING ACTIVITIES                                                  (44,760)       (44,366)       (37,154)
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   INCREASE (REPAYMENTS) OF SHORT-TERM DEBT                                                    19,219        (48,263)        20,841
   REPAYMENTS OF LONG-TERM DEBT                                                                  (107)        (1,845)        (1,578)
   ISSUANCE OF LONG-TERM DEBT                                                                     219             --             --
   INCREASE IN OTHER LONG-TERM LIABILITIES                                                        326            648            572
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                     17,285          4,275          4,133
   PURCHASES OF COMMON STOCK                                                                  (44,153)       (17,056)       (29,165)
   DIVIDENDS ON COMMON STOCK                                                                   (6,108)        (6,090)        (6,136)
                                                                                          -----------    -----------    -----------
       NET CASH USED IN FINANCING ACTIVITIES                                                  (13,319)       (68,331)       (11,333)
                                                                                          -----------    -----------    -----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                          (215)        (3,837)        (1,255)
                                                                                          -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           11,898        (10,982)        11,870
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE FISCAL YEAR                                         978         11,960             90
                                                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE FISCAL YEAR                                       $    12,876    $       978    $    11,960
                                                                                          ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE FISCAL YEAR FOR:
     INTEREST                                                                             $    22,545    $    26,716    $    24,090
     INCOME TAXES                                                                              18,006         29,162         21,838
   STOCK ISSUED IN CONNECTION WITH ACQUISITIONS AND STOCK COMPENSATION PLANS                    3,232         14,641         13,055
   DEBT ISSUED IN CONNECTION WITH AN ACQUISITION                                                  450             --             --


The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

NATURE OF OPERATIONS

The principal business of The Toro Company and all wholly owned and majority-owned domestic and foreign subsidiaries ("Toro" or "the company") is the development, manufacturing, and selling of outdoor beautification equipment and systems used in the residential and professional markets. Toro products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet through Internet retailers.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the company. The company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The company had $2,380,000 included in trade payables that represented the reclassification of outstanding checks in excess of related bank balances at October 31, 2000. There were no such amounts on October 31, 2001.

RECEIVABLES

Receivables are recorded at original carrying value less reserves for potential uncollectable accounts.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for inventories.

   Inventories at October 31 were as follows:



(Dollars in thousands)                        2001            2000
----------------------                ------------    ------------

RAW MATERIALS AND WORK IN PROGRESS    $     70,458    $     66,175
FINISHED GOODS AND SERVICE PARTS           207,231         168,135
                                      ------------    ------------
                                           277,689         234,310
LESS: LIFO                                  29,264          27,861
      OTHER RESERVES                        13,764          11,523
                                      ------------    ------------
TOTAL                                 $    234,661    $    194,926
                                      ============    ============


PROPERTY AND DEPRECIATION

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally amortized over 3 to 5 years using the units of production method and straight-line method. Software and web site development costs are generally amortized over 2 to 5 years utilizing the straight-line method. Expenditures for major renewals and betterments, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the years ended October 31, 2001, 2000, and 1999, the company capitalized $817,000, $587,000, and $156,000 of interest, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are amortized on a straight-line basis over periods ranging from 3 to 20 years.

     The gross and net amounts of goodwill and other intangible assets at October 31 were as follows:


(Dollars in thousands)                                  2001            2000
----------------------                          ------------    ------------
GOODWILL - GROSS                                $    143,641    $    140,357
LESS ACCUMULATED AMORTIZATION                         40,683          32,106
                                                ------------    ------------
GOODWILL - NET                                       102,958         108,251
                                                ------------    ------------
OTHER INTANGIBLE ASSETS - GROSS                       11,281          10,492
LESS ACCUMULATED AMORTIZATION                          6,707           5,800
                                                ------------    ------------
OTHER INTANGIBLE ASSETS - NET                          4,574           4,692
                                                ------------    ------------
GOODWILL AND OTHER INTANGIBLE ASSETS - GROSS         154,922         150,849
LESS ACCUMULATED AMORTIZATION                         47,390          37,906
                                                ------------    ------------
GOODWILL AND OTHER INTANGIBLE ASSETS - NET      $    107,532    $    112,943
                                                ============    ============


IMPAIRMENT OF LONG-LIVED ASSETS

The company reviews long-lived assets, including identifiable intangibles and associated goodwill, for impairment when events or changes in circumstances warrant such a review. An asset is deemed impaired and written down to its fair value if expected associated undiscounted future cash flows are less than its carrying value.

ACCRUED LIABILITIES

Accrued liabilities at October 31 were as follows:


(Dollars in thousands)                                2001            2000
----------------------                        ------------    ------------
ACCRUED WARRANTIES                            $     57,882    $     55,985
ACCRUED ADVERTISING AND MARKETING PROGRAMS          34,919          36,332
ACCRUED COMPENSATION AND BENEFIT COSTS              58,757          55,992
OTHER                                               28,534          35,618
                                              ------------    ------------
TOTAL                                         $    180,092    $    183,927
                                              ============    ============


ACCRUED WARRANTIES

The company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales by product line and specific known major product modifications.

INSURANCE

The company is self-insured for certain employee medical, dental, workers' compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated.

FOREIGN CURRENCY EXCHANGE CONTRACTS

Foreign currency exchange contracts are used to hedge most foreign currency transactions and forecasted sales and purchases denominated in foreign currencies. These financial exposures are managed in accordance with the company's policies and procedures. The company does not hold or issue derivative financial instruments for trading purposes.

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


COMPREHENSIVE INCOME

Comprehensive income for the company consists of net earnings, minimum pension liability adjustments, cumulative translation adjustments, and unrealized gains or losses on derivative instruments. Minimum pension liability adjustments, cumulative translation adjustments, and unrealized gains or losses on derivative instruments are captioned as other comprehensive income (loss) in the Consolidated Statements of Earnings and Comprehensive Income.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and provide pro forma footnote disclosures under the fair value method. The company continues to apply the principles of APB No. 25 and has provided pro forma fair value disclosures in Note 9.

REVENUE RECOGNITION

Toro recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped. Provision is made at the time the related revenue is recognized for estimated cost of product warranties, price protection, and other sales promotional expenses. Revenue earned from services is recognized ratably over the contractual period. Freight revenue billed to customers is included in net sales, and expenses incurred for shipping products to customers are included in cost of sales.

COST OF FINANCING DISTRIBUTOR/DEALER INVENTORY

The company enters into inventory repurchase agreements with third party financing companies. The company has repurchased only immaterial amounts of inventory from third party financing companies over the last three years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product. Any expected cost of repurchasing inventory has been provided for in the allowance for doubtful accounts. At October 31, 2001, the company was contingently liable to repurchase $3,687,000 of inventory related to receivables under these financing arrangements.

     Included in net sales are costs associated with programs in which the company shares the expense of financing distributor and dealer inventories. This charge represents interest for a pre-established length of time at a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to enable customers to buy inventory. The financing costs for distributor and dealer inventories were $9,204,000, $8,586,000, and $8,497,000 for the fiscal years ended 2001, 2000, and 1999, respectively.

ADVERTISING

General advertising expenditures and the related production are expensed in the period in which costs are incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the program established for various product lines. Advertising costs were $32,477,000, $34,751,000, and $36,209,000 for the fiscal years ended 2001, 2000, and 1999, respectively.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The company has reflected the necessary deferred tax asset and liability in the accompanying balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and to a lesser extent, future taxable income.

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

     Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

BASIC


(Shares in thousands)
Years ended October 31                       2001          2000          1999
----------------------                 ----------    ----------    ----------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   OUTSTANDING                             12,691        12,708        12,753
ASSUMED ISSUANCE OF
   CONTINGENT SHARES                            9            62           126
                                       ----------    ----------    ----------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   AND ASSUMED ISSUANCE OF
   CONTINGENT SHARES                       12,700        12,770        12,879
                                       ==========    ==========    ==========


DILUTIVE


(Shares in thousands)
Years ended October 31                        2001          2000          1999
----------------------                  ----------    ----------    ----------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   AND ASSUMED ISSUANCE OF
   CONTINGENT SHARES                        12,700        12,770        12,879
ASSUMED CONVERSION OF STOCK
   OPTIONS, CONTINGENTLY
   ISSUABLE SHARES, AND
   ASSUMED ISSUANCE OF
   RESTRICTED SHARES                           367           288           399
                                        ----------    ----------    ----------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK,
   ASSUMED ISSUANCE OF
   CONTINGENT AND RESTRICTED SHARES,
   CONTINGENTLY ISSUABLE SHARES,
   AND ASSUMED CONVERSION
   OF OPTIONS OUTSTANDING                   13,067        13,058        13,278
                                        ==========    ==========    ==========


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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The company plans to adopt the provisions of SFAS No. 144 during the first quarter of fiscal 2003, as required. Management does not expect the adoption of SFAS No. 144 will have a material impact on the company's financial statements.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and use of the pooling-of-interests method will be prohibited. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually at the reporting unit level using a two-step impairment test. The company adopted SFAS No. 142 on November 1, 2001. The company is currently in the process of determining the impact of these pronouncements on its financial position and results of operations. The company expects to record an after-tax charge ranging from $24.5 million to $25.0 million related to initial application of SFAS No. 142, which will be recorded as a cumulative effect of accounting change during the first quarter of fiscal 2002. If goodwill and other intangible assets had not been amortized during fiscal 2001, the company's net earnings per dilutive share would have been approximately $4.48 for fiscal 2001.

     The company adopted Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of fiscal 2001. EITF 00-10 requires amounts billed to customers for shipping and handling to be classified as net sales and shipping and handling costs incurred for selling goods to be classified as cost of sales. Prior to the adoption of EITF 00-10, Toro netted these amounts in net sales. The adoption of EITF 00-10 by the company resulted in a reclassification of freight expense from net sales to cost of sales of $30,740,000, $31,046,000, and $27,983,000 for the fiscal years ended 2001, 2000, and 1999, respectively.

     The company adopted Emerging Issues Task Force Issue 00-14 (EITF 00-14), "Accounting for Certain Sales Incentives," in the fourth quarter of fiscal 2001. EITF 00-14 requires that cash sales incentives be classified as a reduction of net sales, and sales incentives that involve a free product or service delivered at the time of sale be classified as cost of sales. Toro also adopted Emerging Issues Task Force Issue 00-25 (EITF 00-25), "Vendor Income Statement Characterization of Consideration Paid to a Retailer of Vendor's Products," in the fourth quarter of fiscal 2001. EITF 00-25 requires that various forms of consideration from a vendor to a customer be classified as a reduction of net sales. EITF 00-25 also provides certain criteria to classify various forms of consideration as expense if the vendor receives a benefit from the customer. The adoption of EITF 00-14 and EITF 00-25 by the company resulted in reclassification of the cost of floor plan interest, price support, and certain cooperative marketing programs to net sales of $35,943,000, $28,996,000, and $23,274,000 for fiscal years ended 2001, 2000, and 1999, respectively.

     In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC staff views in applying accounting principles generally accepted in the United States of America for revenue recognition in financial statements. This change did not have a material impact on Toro's financial condition or results of operations.

     SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," - an Amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted by the company during fiscal 2001. SFAS No. 138 and SFAS No. 133 establish new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The adoption of SFAS No. 138 and SFAS No. 133 did not have a significant impact on the company's financial condition or results of operations.

2 BUSINESS ACQUISITIONS AND INVESTMENTS IN AFFILIATES

In fiscal 2001, the company completed the purchase of a southwestern-based distributing company. In fiscal 2000, the company completed the purchase of two other distribution companies. These companies distribute turf maintenance and creation products to the professional and residential markets.

     In fiscal 2001, Toro acquired Electronic Industrial Controls, Inc. (EICON), a provider of innovative computer control systems for the irrigation industry, located in Englewood Colorado.

     In fiscal 2001, Toro acquired certain operating assets of Goossen Industries, Inc. (Goossen), a turf equipment manufacturer located in Beatrice, Nebraska. This acquisition added manufacturing capacity for Toro and expanded its line of debris management equipment.

     In fiscal 2000, Toro acquired the operating assets of Sitework Systems, Inc., a nationwide domestic manufacturer's sales representative of the Dingo compact utility loader. In fiscal 2001, Toro began to distribute this product directly to dealers through the newly acquired sales force.

     The acquisitions described above were accounted for using the purchase accounting method. Accordingly, the purchase price was allocated based on the estimated fair values of assets acquired and liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill, and is being amortized on a straight-line basis over a 5 to 20 year period. These acquisitions were immaterial based on the company's consolidated financial position and results of operations.

     In fiscal 1999, Toro became an equity partner in ProShot Golf, Inc. (ProShot). ProShot is a California-based provider of information and communication products to the golf industry, featuring Global Positioning Satellite (GPS)-based measurement and course management systems, primarily for golf carts. In early fiscal 2001, ProShot was acquired by Inforetech Wireless Technology, Inc. (Inforetech). During fiscal 2001, Inforetech experienced significant financial issues. Toro has fully written off this investment and reserved for all financial debt guarantees in bad debt expense related to Inforetech. Toro recorded valuation charges of $2,828,000 and $4,106,000 in fiscal 2001 and 2000, respectively, related to the write-down of this investment and related bad debt expense. Management does not believe that Toro should have any material additional financial exposure related to this investment.

3 RESTRUCTURING AND OTHER UNUSUAL (INCOME) EXPENSE

In fiscal 2001, the company reversed $679,000 into restructuring and other unusual income related to the remaining accrual for the Sardis, Mississippi facility that was sold in fiscal 2001.

     In fiscal 1999, the company recorded a restructuring charge of $3,118,000 for asset write-downs and severance costs for management, sales force changes, and plant employees related to the closure of an Australian manufacturing facility. Other unusual expense was reduced by $1,386,000, relating to the reversal for the unused portion of the one-time residential marketing programs accrued in fiscal 1998. Restructuring expense included approximately $1,549,000 of cash charges primarily related to severance costs, and approximately $1,569,000 of net non-cash charges related to the write-down of assets.

     At October 31, 1999, the company had $2,269,000 of restructuring and other unusual expense remaining in accrued liabilities. During fiscal 2000, the company utilized $922,000 of these reserves, leaving $1,347,000 remaining in accrued liabilities for restructuring and other unusual expense at October 31, 2000. During fiscal 2001, the company utilized $422,000 of these reserves and reversed $679,000 into restructuring and other unusual income, leaving $246,000 remaining in accrued liabilities for restructuring and other unusual expense at October 31, 2001. The company expects the remaining reserve to be utilized when the Murray Bridge, Australia facility is sold.

4 OTHER INCOME, NET

Other income (expense) is as follow:


(Dollars in thousands)
Years ended October 31                       2001             2000             1999
----------------------               ------------     ------------     ------------
INTEREST INCOME                      $        818     $        788     $      2,015
GROSS FINANCE CHARGE REVENUE                5,141            5,460            4,082
ROYALTY INCOME                              1,452            1,433            1,930
FOREIGN CURRENCY GAINS (LOSSES)               887           (4,949)          (1,691)
INSURANCE RECOVERY, NET                     1,886            2,208               --
VALUATION CHARGES FOR INVESTMENTS          (1,926)          (4,106)              --
LITIGATION (SETTLEMENT) RECOVERY           (1,073)             126               77
MISCELLANEOUS                                 262              131               85
                                     ------------     ------------     ------------
TOTAL                                $      7,447     $      1,091     $      6,498
                                     ============     ============     ============

5 SHORT-TERM CAPITAL RESOURCES

At October 31, 2001, the company had available committed unsecured lines of credit with domestic banks in the aggregate of $288,000,000. Under these lines of credit, the company can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the current loan agreements. Most of these agreements also require the company to pay a fee of 0.175 - 0.200 percent per year on the available lines of credit, which is included in interest expense. The company also has bankers' acceptance agreements under which an additional $40,000,000 of credit lines are available. The company's non-U.S. operations maintain unsecured short-term lines of credit of $5,702,000. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $34,413,000 outstanding at October 31, 2001 and $11,587,000 outstanding in U.S. dollars at October 31, 2000 under these lines of credit, which included 34,200,000 Australian dollar and 18,577,000 euro denominated short-term debt outstanding at October 31, 2001. The weighted average interest rate on short-term debt outstanding at October 31, 2001 and 2000 was 4.80 percent and 7.25 percent, respectively. The company was in compliance with all covenants related to the lines of credit described above at October 31, 2001.

6 LONG-TERM DEBT

A summary of long-term debt is as follows:


(Dollars in thousands) October 31               2001            2000
---------------------------------       ------------    ------------
7.000% NOTES, DUE FEBRUARY 17, 2003     $     15,761    $     15,761
7.125% NOTES, DUE JUNE 15, 2007               75,000          75,000
INDUSTRIAL REVENUE BOND DUE
   NOVEMBER 1, 2017 AT 4.500%                  3,600           3,600
7.800% DEBENTURES, DUE JUNE 15, 2027         100,000         100,000
OTHER                                            717             134
                                        ------------    ------------
                                             195,078         194,495
LESS CURRENT PORTION                             513              38
                                        ------------    ------------
LONG-TERM DEBT, LESS CURRENT PORTION    $    194,565    $    194,457
                                        ============    ============


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

     Principal payments required on long-term debt in each of the next five years ending October 31 are as follows: 2002, $513,000; 2003, $15,830,000; 2004,
$44,000; 2005, $45,000; 2006, $46,000; and after 2006, $178,600,000.

7 INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:


Years ended October 31                              2001              2000              1999
----------------------                      ------------      ------------      ------------
STATUTORY FEDERAL INCOME TAX RATE                   35.0%             35.0%             35.0%
INCREASE (REDUCTION) IN INCOME
   TAXES RESULTING FROM:
BENEFITS FROM EXPORT INCENTIVES                     (2.2)             (3.2)             (3.0)
STATE AND LOCAL INCOME TAXES,
   NET OF FEDERAL INCOME TAX BENEFIT                 1.3               1.3               2.8
EFFECT OF FOREIGN SOURCE INCOME                     (1.0)              0.8               0.1
GOODWILL AMORTIZATION                                2.8               3.0               3.5
OTHER, NET                                           1.1               0.1               0.6
                                            ------------      ------------      ------------
CONSOLIDATED EFFECTIVE TAX RATE                     37.0%             37.0%             39.0%
                                            ============      ============      ============


   Components of the provision for income taxes are as follows:


(Dollars in thousands)
Years ended October 31                     2001           2000           1999
----------------------              -----------    -----------    -----------
CURRENT:
   FEDERAL                          $    22,552    $    21,414    $    25,864
   STATE                                  1,002          1,387          3,342
                                    -----------    -----------    -----------
   CURRENT PROVISION                     23,554         22,801         29,206
                                    -----------    -----------    -----------
DEFERRED:
   FEDERAL                                5,434          3,765         (5,911)
   STATE                                    641             31           (881)
                                    -----------    -----------    -----------
   DEFERRED PROVISION                     6,075          3,796         (6,792)
                                    -----------    -----------    -----------
TOTAL PROVISION FOR INCOME TAXES    $    29,629    $    26,597    $    22,414
                                    ===========    ===========    ===========


     The tax effects of temporary differences that give rise to the net deferred income tax assets at October 31, 2001 and 2000 are presented below:


(Dollars in thousands)                     2001            2000
----------------------             ------------    ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS    $      2,374    $      2,952
INVENTORY ITEMS                           4,140           3,063
DEPRECIATION                              7,561           8,362
WARRANTY RESERVES                         6,034          11,112
EMPLOYEE BENEFITS                        11,738           9,210
OTHER NONDEDUCTIBLE ACCRUALS             11,801          14,898
                                   ------------    ------------
DEFERRED INCOME TAX ASSETS         $     43,648    $     49,597
                                   ============    ============


     During the years ended October 31, 2001 and 2000, respectively, $4,841,000 and $337,000 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

8 STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity during the fiscal years ended 2001, 2000, and 1999 were as follows:


                                                                          Additional                   Accumulated
                                                                Common       Paid-In     Retained    Comprehensive
(Dollars in thousands, except per share data)                    Stock       Capital     Earnings             Loss        Total
---------------------------------------------                 --------    ----------    ---------    -------------    ---------
Balance at October 31, 1998                                   $ 12,770     $ 56,546     $ 200,609     $    (6,526)    $ 263,399
                                                              --------     --------     ---------     -----------     ---------

Dividends paid on common stock ($0.48 per share)                    --           --        (6,136)             --        (6,136)
Issuance of 164,612 shares under stock option plans                164        3,969            --              --         4,133
Issuance of 511,991 shares of common stock for
   Exmark contingent payment                                       512       12,543            --              --        13,055
Purchase of 876,852 shares of common stock                        (877)     (28,288)           --              --       (29,165)
Tax benefits related to employee stock option transactions          --          573            --              --           573
Foreign currency translation adjustments                            --           --            --          (1,255)       (1,255)
Net earnings                                                        --           --        35,059              --        35,059
                                                              --------     --------     ---------     -----------     ---------
Balance at October 31, 1999                                   $ 12,569     $ 45,343     $ 229,532     $    (7,781)    $ 279,663
                                                              ========     ========     =========     ===========     =========


Dividends paid on common stock ($0.48 per share)                    --           --        (6,090)             --        (6,090)
Issuance of 173,957 shares under stock compensation plans          174        4,733            --              --         4,907
Contribution of stock to a deferred compensation trust              --        2,620            --              --         2,620
Issuance of 337,066 shares of common stock for
   Exmark contingent payment and acquisitions                      337       11,052            --              --        11,389
Purchase of 511,138 shares of common stock                        (511)     (16,545)           --              --       (17,056)
Tax benefits related to employee stock option transactions          --          337            --              --           337
Foreign currency translation adjustments                            --           --            --          (3,837)       (3,837)
Net earnings                                                        --           --        45,285              --        45,285
                                                              --------     --------     ---------     -----------     ---------
Balance at October 31, 2000                                   $ 12,569     $ 47,540     $ 268,727     $   (11,618)    $ 317,218
                                                              ========     ========     =========     ===========     =========

DIVIDENDS PAID ON COMMON STOCK ($0.48 PER SHARE)                    --           --        (6,108)             --        (6,108)
ISSUANCE OF 716,874 SHARES UNDER STOCK COMPENSATION PLANS          717       17,195            --              --        17,912
CONTRIBUTION OF STOCK TO A DEFERRED COMPENSATION TRUST              --        2,605            --              --         2,605
PURCHASE OF 1,020,410 SHARES OF COMMON STOCK                    (1,020)     (43,133)           --              --       (44,153)
TAX BENEFITS RELATED TO EMPLOYEE STOCK OPTION TRANSACTIONS          --        4,841            --              --         4,841
MINIMUM PENSION LIABILITY ADJUSTMENT                                --           --            --          (1,288)       (1,288)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                            --           --            --            (215)         (215)
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS                           --           --            --             133           133
NET EARNINGS                                                        --           --        50,448              --        50,448
                                                              --------     --------     ---------     -----------     ---------
BALANCE AT OCTOBER 31, 2001                                   $ 12,266     $ 29,048     $ 313,067     $   (12,988)    $ 341,393
                                                              ========     ========     =========     ===========     =========

     Under the terms of a Rights Agreement dated as of May 20, 1998 between Toro and Wells Fargo Bank Minnesota, National Association (the successor to Norwest Bank Minnesota, National Association), each share of the company's common stock entitles its holder to one preferred share purchase right. These rights become exercisable only if a person or group acquires, or announces a tender offer that would result in ownership of 15 percent or more of Toro's common stock. Each right will then entitle the holder to buy a one one-hundredth interest in a share of a series of preferred stock, at a price of $180. Among other things under the plan, if a person or group acquires 15 percent or more of Toro's outstanding common stock, each right entitles its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. The Board of Directors may redeem the rights for $0.01 per right at any time before a person or group acquires beneficial ownership of 15 percent or more of the common shares.

9 STOCK-BASED COMPENSATION PLANS

Under the company's stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to fair market value on the date the option was granted. The stock options are generally exercisable immediately, and expire five to ten years after the date of grant.

     Under The Toro Company 2000 Stock Option Plan, 1,000,000 shares are authorized for issuance, under The Toro Company 1993 Stock Option Plan, 1,600,000 shares are authorized for issuance, under The Toro Company Directors Stock Plan, 65,000 shares are authorized for issuance, and under The Toro Company 2000 Directors Stock Plan, 120,000 shares are authorized for issuance. At October 31, 2001, 378,894 shares were available for future grants under The Toro Company 2000 Stock Option Plan, 53,043 shares were available for future grants under The Toro Company 1993 Stock Option plan, 10,494 shares were available for future grants under The Toro Company Directors Stock Plan, and 110,000 shares were available for future grants under The Toro Company 2000 Directors Stock Plan.

     The company's net earnings and dilutive net earnings per share would have been as follows if the company had elected to recognize compensation expense consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation":


(Dollars in thousands,
except per share data)
Years ended October 31                      2001          2000          1999
----------------------              ------------  ------------  ------------
NET EARNINGS, AS REPORTED           $     50,448  $     45,285  $     35,059
PRO FORMA NET EARNINGS                    47,993        43,288        33,150
                                    ------------  ------------  ------------
DILUTIVE NET EARNINGS PER SHARE,
   AS REPORTED                      $       3.86  $       3.47  $       2.64
PRO FORMA DILUTIVE NET EARNINGS
   PER SHARE                                3.67          3.32          2.50


   The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


Years ended October 31                     2001            2000            1999
----------------------              -----------     -----------     -----------

RISK-FREE INTEREST RATE                    5.33%           6.17%           4.67%
EXPECTED LIFE OF OPTION IN YEARS            4.9             4.4             4.4
EXPECTED DIVIDEND YIELD                     1.0%            1.1%            1.5%
EXPECTED STOCK VOLATILITY                    31%             30%             30%


     The weighted average fair market value of options was estimated to be $11.28, $10.26, and $6.85 per share for the years ended October 31, 2001, 2000, and 1999, respectively.

     A summary of stock option activity under the plans described above is presented below:


                                         Weighted
                                          average
                         Options         exercise
                     outstanding            price
                    ------------     ------------

October 31, 1998       1,111,726     $      29.92
                    ------------     ------------
Granted                  379,976            24.88
Exercised               (172,474)           25.63
Cancelled               (227,595)           37.32
                    ------------     ------------
October 31, 1999       1,091,633     $      27.30
                    ------------     ------------
Granted                  587,805            32.70
Exercised               (164,330)           27.72
Cancelled                (65,104)           37.59
                    ------------     ------------
October 31, 2000       1,450,004     $      28.98
                    ============     ============
GRANTED                  370,606            35.03
EXERCISED               (689,522)           24.54
CANCELLED                (28,195)           33.15
                    ------------     ------------
OCTOBER 31, 2001       1,102,893     $      33.68
                    ============     ============

     The table below presents the number, weighted average remaining contractual life, and weighted average exercise price for options outstanding at October 31, 2001:


                                                               Weighted
                                               Weighted         average
                                                average       remaining
                              Number of        exercise     contractual
Exercise price range            options           price            life
--------------------       ------------    ------------    ------------
$22.563 - $24.938               174,190    $      24.84       5.4 years
$30.875 - $31.625               276,000           31.60       2.3 years
$33.625 - $37.625               453,975           33.80       6.3 years
$42.550 - $49.200               198,728           44.03       1.7 years
                           ------------    ------------    ------------

TOTAL                         1,102,893    $      33.68       4.3 YEARS
                           ============    ============    ============

     As of October 31, 2001, 802,393 options were exercisable at a weighted average exercise price of $34.09.

     In fiscal 2001 and 2000, the company granted options that vest at the earlier of December 15, 2003 or when the company's fiscal year net earnings divided by net sales exceeds five percent (a five percent return on sales). If these options vest due to the company achieving its goal of five percent return on sales by the end of fiscal 2003, these options expire on December 31, 2006. If these options vest at December 15, 2003 and the company has not achieved its goal of five percent return on sales, then these options expire on December 31, 2003. The company granted 28,500 and 298,500 such options during fiscal 2001 and 2000, respectively. The company cancelled 28,000 of these options during fiscal 2001 due to employee terminations.

     In fiscal 1999, the company's stockholders approved The Toro Company Performance Share Plan. Under this long-term incentive plan, Performance Shares are granted to key employees of the company. A Performance Share is the right to receive shares of Common Stock or deferred Common Stock units, contingent on the achievement of performance goals of the company, generally over a three year period. The number of shares of Common Stock authorized for issuance under this plan is 500,000. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals. In fiscal 2001, 2000, and 1999, the company granted 159,400, 87,000, and 274,600 Performance Shares, respectively, that vested over one to three year periods. The company issued 57,781 and 42,912 Performance Shares with respect to fiscal 2001 and 2000, respectively. The company recognized compensation expense related to this plan of $3,812,000, $2,455,000, and $3,502,000 during the fiscal years 2001, 2000, and 1999, respectively.

     In fiscal 1998, the company's stockholders amended The Toro Company Annual Management Incentive Plan II (annual incentive plan) to add a Common Stock acquisition and retention feature (Stock Retention Award). If the Compensation Committee of the Board of Directors grants a Stock Retention Award, the recipient may elect to convert up to 50 percent of a cash bonus award into Common Stock or defer up to 50 percent of the cash bonus through The Toro Company Deferred Compensation Plan for Officers into units having a value based on shares of Common Stock. In either case, the participant could receive additional compensation in the form of one additional share or unit of Common Stock for every two shares or units acquired upon conversion. These matching shares or units vest in increments of 25 percent of the total number of matching shares or units at the end of each of the second, third, fourth, and fifth years after the date the share or units are issued or credited. Compensation expense related to this plan was $1,587,000, $1,936,000, and $2,322,000 for fiscal years ended 2001, 2000, and 1999, respectively. The company issued 38,120 shares with respect to fiscal 2000 under this plan. No such awards were granted with respect to fiscal 2001.

     On July 31, 1995, the company issued 17,467 shares of restricted stock and 17,467 performance units to the CEO under the terms of the Chief Executive Officer Incentive Award Agreement. The value of each performance unit is equal to the fair market value of a share of common stock. The restricted stock and performance units vest based upon achievement of specified succession planning goals. Dividends are paid with respect to the restricted stock and the shares may be voted. Portions of the restricted stock and performance unit awards may be forfeited if specified goals are not achieved at various dates, ending on October 31, 2003 or termination of employment. For each of the fiscal years ending October 31, 2000 and 1999, 2,620 shares and units vested. Compensation expense related to this plan was $439,000, $139,000, and $178,000 for the fiscal years ended 2001, 2000, and 1999, respectively.

10 EMPLOYEE BENEFIT PROGRAMS

The company maintains The Toro Company Investment and Savings Plan and The Toro Company Employee Stock Ownership Plan for eligible employees. The company's expenses under these plans were $12,300,000, $11,750,000, and $12,370,000 for the fiscal years ended 2001, 2000, and 1999, respectively.

     In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees. The expenses related to these plans were not significant.

11 SEGMENT DATA

Toro develops, manufactures, and sells a wide variety of turf maintenance products used in the professional and residential markets. The company's principal businesses are based on Toro's ability to provide comprehensive, integrated solutions that create, maintain, enhance, and conserve beautiful landscapes. The company's reportable segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations.

REPORTABLE SEGMENTS

The professional segment consists of turf equipment and irrigation products. Turf equipment products include grounds maintenance equipment, golf mowing equipment, landscape contractor mowing equipment, landscape creation equipment, and other maintenance equipment. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and agricultural drip tape and hose products. These products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural grounds, and residential and commercial landscapes.

     The residential segment consists of walk power mowers, riding mowers and tractors, snowthrowers, homeowner-installed irrigation systems, replacement parts, and electric home solutions products, including trimmers, blowers and blower vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers as well as over the Internet through Internet retailers.

     The distribution segment consists of four company-owned domestic distributor operations. These distribution companies sell Toro and non-Toro professional and residential products directly to retail dealers and customers.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional, residential, and distribution business segment results based on earnings (loss) before income taxes and interest expense. The other segment operating loss includes corporate activities, other income, net, and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs, which these operations would have incurred otherwise, but do not include general corporate expense, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

     The following table shows the summarized financial information concerning the company's reportable segments:


(Dollars in thousands)
Years ended October 31               Professional(1,2)  Residential(3,4)    Distribution         Other(5)              Total
-----------------------              -----------------  ----------------   -------------     ------------      -------------
2001
NET SALES                              $     858,855    $     432,176      $     146,642     $     (84,590)    $   1,353,083
INTERSEGMENT GROSS SALES                      90,068           10,445                 --          (100,513)               --
EARNINGS (LOSS) BEFORE INCOME TAXES          106,600           41,904               (361)          (68,066)           80,077
TOTAL ASSETS                                 430,637          142,361             61,836           200,840           835,674
CAPITAL EXPENDITURES                          16,828           12,422                971             5,441            35,662
DEPRECIATION AND AMORTIZATION                 24,980            5,779                981             5,431            37,171

2000
Net sales                              $     861,253    $     420,748      $     128,411     $     (71,438)    $   1,338,974
Intersegment gross sales                      74,997           14,198                 --           (89,195)               --
Earnings (loss) before income taxes           99,400           35,745              2,697           (65,960)           71,882
Total assets                                 407,934          130,531             42,035           198,890           779,390
Capital expenditures                          23,895            8,516                606             6,917            39,934
Depreciation and amortization                 22,386           10,561                812             4,392            38,151

1999
Net sales                              $     795,344    $     447,920      $      77,137     $     (40,695)    $   1,279,706
Intersegment gross sales                      45,968           11,531                 --           (57,499)               --
Earnings (loss) before income taxes          112,928           21,215              1,722           (78,392)           57,473
Total assets                                 439,271          148,070             27,715           172,122           787,178
Capital expenditures                          23,674            4,244                442             1,482            29,842
Depreciation and amortization                 21,187           13,923                547             3,448            39,105


(1) In fiscal 2001, the company adopted Emerging Issues Task Force (EITF) issue 00-10, "Accounting for Shipping and Handling Fees and Costs," EITF issue 00-14, "Accounting for Certain Sales Incentives," and EITF issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of these EITF issues resulted in a decrease of net sales for fiscal 2001, 2000, and 1999 by $10.0 million, $7.2 million, and $5.9 million, respectively.

(2) Includes restructuring and other unusual expense of $1.2 million in fiscal 1999.

(3) In fiscal 2001, the adoption of EITF issues 00-10, 00-14, and 00-25 resulted in a decrease of net sales for fiscal 2001, 2000, and 1999 by $11.7 million, $8.7 million, and $6.1 million, respectively.

(4) Includes restructuring and other unusual (income) expense of ($0.7) million in fiscal 2001 and $0.5 million in fiscal 1999.

(5) In fiscal 2001, the adoption of EITF issues 00-10, 00-14, and 00-25 resulted in an increase of net sales for fiscal 2001, 2000, and 1999 by $16.2 million, $17.8 million, and $16.8 million, respectively.

     The following table presents the details of the other segment earnings
(loss) before income taxes:


(Dollars in thousands)
Years ended October 31              2001             2000             1999
-----------------------     ------------     ------------     ------------
CORPORATE EXPENSES          $    (67,465)    $    (61,617)    $    (70,090)
INTEREST EXPENSE, NET            (22,003)         (26,414)         (23,810)
FINANCE CHARGE REVENUE             5,144            5,460            4,082
ELIMINATION OF CORPORATE
   FINANCING EXPENSE              15,923           17,758           16,804
OTHER INCOME (EXPENSES)              335           (1,147)          (5,378)
                            ------------     ------------     ------------
TOTAL                       $    (68,066)    $    (65,960)    $    (78,392)
                            ============     ============     ============


GEOGRAPHIC DATA

The following geographic area data includes net sales based on product shipment destination. Net property, plant, and equipment is based on physical location in addition to allocated capital tooling from United States plant facilities.


(Dollars in thousands)                United         Foreign
Years ended October 31                States       Countries           Total
----------------------          ------------    ------------    ------------
2001
NET SALES                       $  1,100,255    $    252,828    $  1,353,083
NET PROPERTY, PLANT,
   AND EQUIPMENT                     132,678           9,567         142,245
                                ------------    ------------    ------------

2000
Net sales                       $  1,066,774    $    272,200    $  1,338,974
Net property, plant,
   and equipment                     124,844           8,008         132,852
                                ------------    ------------    ------------

1999
Net sales                       $  1,023,393    $    256,313    $  1,279,706
Net property, plant,
   and equipment                     116,361           7,811         124,172



12 COMMITMENTS AND CONTINGENT LIABILITIES

As of October 31, 2001, future minimum lease payments under capital leases totaled $92,000. Total rental expense for operating leases was $15,933,000, $14,069,000, and $13,297,000 for the fiscal years ended 2001, 2000, and 1999, respectively. At October 31, 2001, future minimum lease payments under noncancelable operating leases amounted to $33,782,000 as follows: 2002, $9,523,000; 2003, $7,220,000; 2004, $5,075,000; 2005, $3,676,000; 2006,
$2,527,000; and beyond, $5,761,000.

     Debts incurred by business partners, aggregating $401,000 at October 31, 2001 and $5,886,000 at October 31, 2000, have been guaranteed by the company.

     In the ordinary course of business, the company may become liable with respect to pending and threatened litigation, tax, environmental, and other matters. While the ultimate results of claims, investigations, and lawsuits involving the company cannot be determined, management does not expect that these matters will have a material adverse effect on the consolidated financial position of the company.

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

13 FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK

Letters of credit are issued by the company during the ordinary course of business, as required by certain vendor contracts, through major domestic banks. As of October 31, 2001 and 2000, the company had $17,087,000 and $21,763,000, respectively, in outstanding letters of credit.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable, which are concentrated in three business segments; professional, residential, and distribution markets for outdoor beautification equipment and systems. The credit risk associated with these segments is limited because of the large number of customers in the company's customer base and their geographic dispersion, except for the residential segment that is largely dependent on The Home Depot.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The company uses derivative instruments to manage exposure to foreign currency. Toro uses derivatives only in an attempt to limit underlying exposure from currency fluctuations, and not for trading purposes. The company documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale and a related asset recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During fiscal 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At October 31, 2001, the amount of such contracts outstanding was $10,187,772. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated comprehensive loss at October 31, 2001 was $150,341.

     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a purchase and a related liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. During fiscal 2001, the amount of adjustments to earnings for such cash flow hedges was immaterial. At October 31, 2001, the amount of such contracts outstanding was $12,498,488. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive loss at October 31, 2001 was $17,556.

     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of intercompany sales. These transactions and other foreign currency exchange contracts do not meet the accounting rules established under SFAS No. 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in accumulated comprehensive income (loss). Therefore, the related fair value of the derivative hedge contract is recognized in earnings.

     The company also enters into foreign currency exchange contracts on behalf of certain distributors in order to cover a portion of the payments owed by the distributor to the company. Any currency losses incurred by the company are reimbursed by the distributor.

     The following foreign currency exchange contracts held by the company have maturity dates in fiscal 2002. All items are non-trading and stated in U.S. dollars. Some derivative instruments the company enters into do not meet the hedging criteria of SFAS No. 133; therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated comprehensive loss (ACL), and fair value of derivative instruments in other income, net at October 31, 2001 were as follows:



                                                                             Value in
                                             Average                              ACL       Fair Value
Dollars in thousands                      Contracted        Notional           Income           Impact
(except average contracted rate)                Rate          Amount           (Loss)      Gain (Loss)
--------------------------------        ------------    ------------     ------------     ------------

BUY U.S. $/SELL AUSTRALIAN DOLLAR              .5169    $   16,694.4     $      209.8     $      255.7
BUY U.S. $/SELL CANADIAN DOLLAR               1.5641         3,772.1             28.8             (0.1)
BUY AUSTRALIAN DOLLAR/SELL U.S. $              .5048         7,520.8               --             (3.9)
BUY BRITISH POUND/SELL U.S. $                 1.3914         1,461.0             51.2              4.9
BUY EURO/SELL U.S. $                           .8654         3,029.1            125.1              0.5
BUY JAPANESE YEN/SELL U.S. $                118.1200         8,804.2           (204.2)           (11.1)
BUY MEXICAN PESO/SELL U.S. $                  9.7498         7,174.5               --            (84.3)

FAIR VALUE

Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, short-term debt, and accounts payable, carrying value is a reasonable estimate of fair value.

     At October 31, 2001, the estimated fair value of long-term debt with fixed interest rates was $204,012,000 compared to its carrying value of $195,078,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

14 SUBSEQUENT EVENTS

Toro has announced several significant events subsequent to October 31, 2001. On November 28, 2001 and December 6, 2001, respectively, the company announced that it will be closing its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The closure of these facilities is expected to result in a pre-tax restructuring and other expense charge ranging from $7.4 million to $7.9 million in the first quarter of fiscal 2002.

15 QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2001 and fiscal 2000 are as follows:


Fiscal year ended October 31, 2001
Quarter (Dollars in thousands,
except per share data)                           FIRST          SECOND           THIRD          FOURTH
--------------------------------------    ------------    ------------    ------------    ------------

NET SALES(1)                              $    280,350    $    459,613    $    329,744    $    283,376
GROSS PROFIT(1)                                 91,381         157,030         118,106          93,721
NET EARNINGS                                     1,304          30,057          16,932           2,155
BASIC NET EARNINGS PER SHARE                      0.10            2.34            1.34            0.17
DILUTIVE NET EARNINGS PER SHARE                   0.10            2.28            1.30            0.17

Fiscal year ended October 31, 2000
Quarter (Dollars in thousands,
except per share data)                         FIRST        SECOND         THIRD        FOURTH
-----------------------------------       ----------    ----------    ----------    ----------

Net sales(2)                              $  280,088    $  441,412    $  346,927    $  270,547
Gross profit(2)                               93,711       152,569       126,336        90,541
Net earnings                                     913        26,920        16,442         1,010
Basic net earnings per share                    0.07          2.11          1.29          0.08
Dilutive net earnings per share                 0.07          2.08          1.26          0.08


(1) In fiscal 2001, the adoption of EITF issues 00-10, 00-14, and 00-25 resulted in a (decrease) increase of net sales for the first, second, third, and fourth quarter by ($3.1) million, ($3.9) million, ($0.1) million, and $1.9 million, respectively. The adoption of those EITF issues also resulted in a gross profit decrease for the first, second, third, and fourth quarter by $9.8 million, $12.9 million, $8.1 million, and $5.4 million, respectively.

(2) In fiscal 2000, the adoption of EITF issues 00-10, 00-14, and 00-25 resulted in a (decrease) increase of net sales for the first, second, third, and fourth quarter by ($0.1) million, ($0.4) million, $1.8 million, and $0.8 million, respectively. The adoption of those EITF issues also resulted in a gross profit decrease for the first, second, third, and fourth quarter by $6.2 million, $9.4 million, $7.0 million, and $6.3 million, respectively.

16 ELEVEN-YEAR FINANCIAL DATA (unaudited)


(Dollars and shares in millions, except per share data)
Years ended October 31(1)                     2001           2000           1999        1998(4)          1997(6)             1996
---------------------------------------   --------    -----------    -----------    -----------      -----------      -----------

OPERATING RESULTS:
NET SALES(2)                              $1,353.1    $   1,339.0    $   1,279.7    $   1,111.3      $   1,052.8      $     930.9
NET SALES GROWTH FROM
   PRIOR YEAR                                  1.1%           4.6%          15.1%           5.6%            13.1%             1.3%
NET EARNINGS (LOSS),
   BEFORE EXTRAORDINARY LOSS(3,5)         $   50.4    $      45.3    $      35.1    $       4.1      $      36.5      $      36.4
PERCENTAGE OF NET SALES                        3.7%           3.4%           2.7%           0.4%             3.5%             3.9%
NET EARNINGS (LOSS)(3)                    $   50.4    $      45.3    $      35.1    $       4.1      $      34.8      $      36.4
DILUTIVE NET EARNINGS (LOSS) PER SHARE,
   BEFORE EXTRAORDINARY LOSS(3,5)             3.86           3.47           2.64           0.31             2.93             2.90
RETURN ON AVERAGE STOCKHOLDERS' EQUITY        15.3%          15.2%          12.9%           1.6%            15.3%            18.0%

SUMMARY OF FINANCIAL POSITION:
CURRENT ASSETS                            $  564.2    $     510.2    $     531.7    $     479.4      $     472.0      $     405.0
CURRENT LIABILITIES                          292.6          260.9          305.8          258.2            237.8            207.9
WORKING CAPITAL                              271.6          249.3          225.9          221.2            234.2            197.1
LONG-TERM DEBT, LESS CURRENT PORTION         194.6          194.5          195.6          196.8            177.7             53.0
STOCKHOLDERS' EQUITY                         341.4          317.2          279.7          263.4            241.2            213.6
DEBT TO CAPITALIZATION RATIO                  40.2%          39.4%          47.5%          46.4%            47.6%            30.7%

OTHER STATISTICAL DATA:
EBITDA(3,7)                               $  139.3    $     136.4    $     120.4    $      69.2      $     111.1      $      91.9
BOOK VALUE PER SHARE OF COMMON STOCK         27.83          25.24          22.25          20.63            19.79            17.75
DIVIDENDS PER SHARE OF COMMON STOCK           0.48           0.48           0.48           0.48             0.48             0.48
NUMBER OF SHARES OF COMMON
   STOCK OUTSTANDING                          12.3           12.6           12.6           12.8             12.2             12.0
NUMBER OF COMMON STOCKHOLDERS(8)             5,551          5,802          6,162          6,364            6,560            6,841
MARKET PRICE RANGE -
   HIGH PRICE                             $  50.00    $    38.000    $   39.5000    $   46.3125      $    43.750      $    36.250
   LOW PRICE                                 32.75         28.125        22.1875        16.5000           31.500           28.375
AVERAGE NUMBER OF EMPLOYEES                  5,223          4,976          4,923          4,695            4,309            3,610


(Dollars and shares in millions, except per share data)
Years ended October 31(1)                          1995           1994           1993           1992            1991
---------------------------------------     -----------    -----------    -----------    -----------     -----------

OPERATING RESULTS:
NET SALES(2)                                $     919.4    $     864.3    $     706.6    $     638.7     $     706.2
NET SALES GROWTH FROM
   PRIOR YEAR                                       6.4%          22.3%          10.6%          (9.6)%          (5.5)%
NET EARNINGS (LOSS),
   BEFORE EXTRAORDINARY LOSS(3,5)           $      32.4    $      32.4    $      15.3    $     (21.7)    $       9.1
PERCENTAGE OF NET SALES                             3.5%           3.8%           2.2%          (3.4)%           1.3%
NET EARNINGS (LOSS)(3)                      $      32.4    $      32.4    $      15.3    $     (21.7)    $       9.1
DILUTIVE NET EARNINGS (LOSS) PER SHARE,
   BEFORE EXTRAORDINARY LOSS(3,5)                  2.50           2.49           1.22          (1.81)           0.77
RETURN ON AVERAGE STOCKHOLDERS' EQUITY             17.5%          20.2%          11.4%         (15.5)%           6.1%

SUMMARY OF FINANCIAL POSITION:
CURRENT ASSETS                              $     386.3    $     373.4    $     326.1    $     324.2     $     322.0
CURRENT LIABILITIES                               221.2          197.2          169.2          132.5           103.8
WORKING CAPITAL                                   165.1          176.2          156.9          191.7           218.2
LONG-TERM DEBT, LESS CURRENT PORTION               53.4           70.4           87.3          147.9           154.1
STOCKHOLDERS' EQUITY                              190.9          178.7          141.9          126.4           153.4
DEBT TO CAPITALIZATION RATIO                       36.6%          33.8%          46.5%          56.5%           51.9%

OTHER STATISTICAL DATA:
EBITDA(3,7)                                 $      82.7    $      85.4    $      59.0    $       8.5     $      54.8
BOOK VALUE PER SHARE OF COMMON STOCK              15.69          14.05          11.47          10.50           12.84
DIVIDENDS PER SHARE OF COMMON STOCK                0.48           0.48           0.48           0.48            0.48
NUMBER OF SHARES OF COMMON
   STOCK OUTSTANDING                               12.2           12.7           12.4           12.0            12.0
NUMBER OF COMMON STOCKHOLDERS(8)                  7,243          7,541          7,968          8,386           8,503
MARKET PRICE RANGE -
   HIGH PRICE                               $    32.250    $    30.500    $    26.750    $    17.500     $    20.500
   LOW PRICE                                     25.625         20.875         14.125         11.375          11.000
AVERAGE NUMBER OF EMPLOYEES                       3,638          3,434          3,117          3,084           3,580

(1)  In 1995, the company changed its fiscal year end from July 31 to October
     31. Therefore, the year-end's prior to 1996 are unaudited and were restated to include twelve months of data through the Friday closest to October 31 for comparative purposes.

(2) The adoption of EITF issues 00-10, 00-14, and 00-25 resulted in a (decrease) increase of net sales for fiscal 2001, 2000, 1999, 1998, and 1997 by ($5.2) million, $2.1 million, $4.7 million, $0.9 million, and $1.6 million, respectively. 1996 and prior years have not been restated.

(3) 2001, 1999, 1998, 1997, and 1992 includes net restructuring and other unusual (income) expense of ($0.7) million, $1.7 million, $15.0 million, $2.6 million, and $24.9 million, respectively.

(4) The company's consolidated financial statements include results of operations of Exmark from November 1, 1997 and Drip In from February 1, 1998, dates of acquisition.

(5) 1997 net earnings and dilutive net earnings per share after extraordinary loss on early retirement of debt of $1,663,000, or $0.13 per dilutive share, were $34,845,000 and $2.80, respectively.

(6) The company's consolidated financial statements include results of operations of the James Hardie Irrigation Group from December 1, 1996, the date of acquisition.

(7) Earnings before interest, taxes, depreciation, amortization, and extraordinary loss.

(8) Represents the number of stockholders at July 31 for the years starting in 1990 and ending in 1994.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this report for information regarding the executive officers of the company, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES

(a) 1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Item 8 of Part II:

o    Independent Auditors' Report

o Consolidated Statements of Earnings and Comprehensive Income for the years ended October 31, 2001, 2000, and 1999

o    Consolidated Balance Sheets as of October 31, 2001 and 2000

o Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000, and 1999

o    Notes to Consolidated Financial Statements

(a) 2. LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of The Toro Company and its subsidiaries are included herein:

o    Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3. LIST OF EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below:


EXHIBIT NUMBER    DESCRIPTION
--------------    -----------
3(i) AND 4(a)     Restated Certificate of Incorporation of Registrant.

3(ii) AND 4(b)    Bylaws of Registrant (incorporated by reference to Exhibit
                  3(ii) and 4(d) to Registrant's Quarterly Report on Form 10-Q
                  for the quarter ended August 3, 2001).

4(c) Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant's Registration
                  Statement on Form S-8, Registration No. 2-94417).

4(d) Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting
                  Preferred Stock, as amended (incorporated by reference to Registrant's Current Report on Form 8-K dated May 27, 1998,
                  Commission File No. 1-8649).

4(e)              Indenture dated as of January 31, 1997, between Registrant and
                  First National Trust Association, as Trustee, relating to the
                  Registrant's 7.125% Notes due June 15, 2007 and its 7.80%
                  Debentures due June 15, 2027 (incorporated by reference to
                  Exhibit 4(a) to Registrant's Current Report on Form 8-K for
                  June 24, 1997, Commission File No. 1-8649).

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

10(l) The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(m) The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10(m) to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 2001).*

12                Computation of Ratio of Earnings to Fixed Charges

21                Subsidiaries of Registrant

23                Independent Auditors' Consent

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 2001.

(c) EXHIBITS

See Item 14 (a) (3) above.

(d) FINANCIAL STATEMENT SCHEDULES

See Item 14 (a) (2) above.

                                   SCHEDULE II

                        THE TORO COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS



                                            Balance    Charged to
                                       at beginning     costs and                                    Balance at
Description                                 of year   expenses(a)        Other(b)   Deductions(c)   end of year
-----------                            ------------   -----------     -----------   -------------   -----------
YEAR ENDED OCTOBER 31, 2001
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
   NOTES RECEIVABLE RESERVES           $ 6,908,000    $ 1,548,000     $   104,000    $ 3,455,000    $ 5,105,000
                                       -----------    -----------     -----------    -----------    -----------


Year ended October 31, 2000
Allowance for doubtful accounts and
   notes receivable reserves           $11,956,000    $(1,290,000)    $   367,000    $ 4,125,000    $ 6,908,000
                                       -----------    -----------     -----------    -----------    -----------

Year ended October 31, 1999
Allowance for doubtful accounts and
   notes receivable reserves           $12,501,000    $ 1,113,000     $    90,000    $ 1,748,000    $11,956,000


(a) Provision, net of recoveries.

(b) Additions to allowance for doubtful accounts due to acquisitions.

(c) Uncollectible accounts charged off.



                                    Balance      Charged to
                               at beginning       costs and                      Balance at
Description                         of year     expenses(a)    Deductions(b)    end of year
-----------                    ------------    ------------    -------------   ------------

YEAR ENDED OCTOBER 31, 2001
ACCRUED WARRANTIES             $ 55,985,000    $ 43,418,000    $ 41,521,000    $ 57,882,000
                               ------------    ------------    ------------    ------------


Year ended October 31, 2000
Accrued warranties             $ 51,866,000    $ 47,620,000    $ 43,501,000    $ 55,985,000
                               ------------    ------------    ------------    ------------

Year ended October 31, 1999
Accrued warranties             $ 46,344,000    $ 42,057,000    $ 36,535,000    $ 51,866,000



(a) Provision, net of recoveries.

(b) Warranty claims processed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             THE TORO COMPANY
-----------------------------------------
              (Registrant)

By  /s/ Stephen P. Wolfe                                Dated: January 22, 2002
-----------------------------------------
    Stephen P. Wolfe
    Vice President - Finance
    Treasurer and Chief Financial Officer

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

         SIGNATURE                                      TITLE                                        DATE
         ---------                                      -----                                        ----

         /s/ Kendrick B. Melrose                        Chairman, Chief Executive                    January 22, 2002
         -------------------------------                Officer, and Director
             Kendrick B. Melrose                        (principal executive officer)

         /s/ Stephen P. Wolfe                           Vice President - Finance,                    January 22, 2002
         -------------------------------                Treasurer and Chief Financial Officer
             Stephen P. Wolfe                           (principal financial officer)

         /s/ Randy B. James                             Vice President, Controller                   January 22, 2002
         -------------------------------                (principal accounting officer)
             Randy B. James

         /s/ Ronald O. Baukol                           Director                                     January 22, 2002
         -------------------------------
             Ronald O. Baukol

         /s/ Robert C. Buhrmaster                       Director                                     January 22, 2002
         -------------------------------
             Robert C. Buhrmaster

         /s/ Winslow H. Buxton                          Director                                     January 22, 2002
         -------------------------------
             Winslow H. Buxton

         /s/ Janet K. Cooper                            Director                                     January 22, 2002
         -------------------------------
             Janet K. Cooper

         /s/ Katherine J. Harless                       Director                                     January 22, 2002
         -------------------------------
             Katherine J. Harless

         /s/ Robert H. Nassau                           Director                                     January 22, 2002
         -------------------------------
             Robert H. Nassau

         /s/ Dale R. Olseth                             Director                                     January 22, 2002
         -------------------------------
             Dale R. Olseth

         /s/ Gregg W. Steinhafel                        Director                                     January 22, 2002
         -------------------------------
             Gregg W. Steinhafel

         /s/ Christopher A. Twomey                      Director                                     January 22, 2002
         -------------------------------
             Christopher A. Twomey

         /s/ Edwin H. Wingate                           Director                                     January 22, 2002
         -------------------------------
             Edwin H. Wingate