Form 10-Q
period 2002-02-01
TORO CO
filed 2002-03-18
CIK 737758

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

  For the Quarterly Period Ended February 1, 2002 Commission File Number 1-8649
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


The number of shares of Common Stock outstanding as of March 1, 2002 was 12,342,867.

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

ITEM 1.          Condensed Consolidated Statements of Operations (Unaudited) -
                   Three Months Ended February 1, 2002 and February 2, 2001.........................3

                 Condensed Consolidated Balance Sheets (Unaudited) -
                   February 1, 2002, February 2, 2001 and October 31, 2001..........................4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Three Months Ended February 1, 2002 and February 2, 2001.........................5

                 Notes to Condensed Consolidated Financial Statements (Unaudited).................6-11

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............................................12-22


PART II.       OTHER INFORMATION:

ITEM 6.          Exhibits and Reports on Form 8-K.................................................23-24

                 Signatures........................................................................25

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                                             Three Months Ended
                                                                   --------------------------------------
                                                                         February 1,          February 2,
                                                                           2002                  2001
                                                                   -----------------      ---------------
Net sales..........................................................$         277,915      $       280,350
Cost of sales......................................................          182,608              188,969
                                                                   -----------------      ---------------
    Gross profit...................................................           95,307               91,381
Selling, general, and administrative expense.......................           89,012               87,618
Restructuring and other expense (income)...........................            9,953                 (679)
                                                                   -----------------      ---------------
    (Loss) earnings from operations................................           (3,658)               4,442
Interest expense...................................................           (5,320)              (5,276)
Other income, net..................................................            1,334                2,903
                                                                   -----------------      ---------------
    (Loss) earnings before income taxes and cumulative effect
        of change in accounting principle..........................           (7,644)               2,069
Benefit (provision) for income taxes...............................            2,523                 (765)
                                                                   -----------------      ---------------
        Net (loss) earnings before cumulative effect of change in
       accounting principle........................................           (5,121)               1,304
Cumulative effect of change in accounting principle, net of
  income tax benefit of $509.......................................          (24,614)                  --
                                                                   -----------------      ---------------
        Net (loss) earnings........................................$         (29,735)     $         1,304
                                                                   =================      ===============

Basic net (loss) earnings per share of common stock, before
  cumulative effect of change in accounting principle..............$          (0.41)      $          0.10
Cumulative effect of change in accounting principle, net of
  income tax benefit...............................................           (1.97)                   --
                                                                   ----------------       ---------------
Basic net (loss) earnings per share of common stock................$          (2.38)      $          0.10
                                                                   ================       ===============

Dilutive net (loss) earnings per share of common stock, before
  cumulative effect of change in accounting principle..............$          (0.41)      $          0.10
Cumulative effect of change in accounting principle, net of
  income tax benefit...............................................           (1.97)                   --
                                                                   ----------------       ----------------
Dilutive net (loss) earnings per share of common stock.............$          (2.38)      $          0.10
                                                                   ================       ===============

Weighted average number of shares of common stock outstanding -
   Basic...........................................................          12,500                12,753

Weighted average number of shares of common stock outstanding -
    Dilutive.......................................................          12,500                13,062




See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              February 1,        February 2,        October 31,
                                                                   2002               2001               2001
                                                          --------------     --------------      --------------
ASSETS
Cash and cash equivalents.................................$           46      $         636     $        12,876
Receivables, net..........................................       302,189            306,497             271,677
Inventories, net..........................................       274,524            252,233             234,661
Prepaid expenses and other current assets.................        17,415              9,925              11,052
Deferred income taxes.....................................        34,261             43,912              33,927
                                                          --------------      -------------     ---------------
      Total current assets................................       628,435            613,203             564,193
                                                          --------------      -------------     ---------------

Property, plant, and equipment............................       410,387            387,500             401,943
      Less accumulated depreciation.......................       265,942            251,608             259,698
                                                          --------------      -------------     ---------------
                                                                 144,445            135,892             142,245

Deferred income taxes.....................................         9,721              9,883               9,721
Other assets..............................................        14,794             12,675              11,983
Goodwill..................................................        77,805            106,927             102,924
Other intangible assets...................................         2,347              5,051               4,608
                                                          --------------      -------------     ---------------
      Total assets........................................$      877,547      $     883,631     $       835,674
                                                          ==============      =============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.........................$          513      $          21     $           513
Short-term debt...........................................       113,938            113,398              34,413
Accounts payable..........................................        75,656             75,792              77,549
Accrued liabilities.......................................       172,744            170,930             180,092
                                                          --------------      -------------     ---------------
      Total current liabilities...........................       362,851            360,141             292,567
                                                          --------------      -------------     ---------------

Long-term debt, less current portion......................       194,553            194,453             194,565
Other long-term liabilities...............................         7,091              6,855               7,149

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000
     voting and 850,000 non voting shares, none issued
     and outstanding                                                  --                 --                  --
  Common stock par value $1.00, authorized 35,000,000
     shares, issued and outstanding 12,278,570 shares at
     February 1, 2002 (net of 1,229,485 treasury shares),
     12,624,351 shares at February 2, 2001 (net of 883,704
     treasury shares), and 12,266,045 shares at October
     31, 2001 (net of 1,242,010 treasury shares)..........        12,279             12,624              12,266
   Additional paid-in capital.............................        32,208             51,905              29,048
   Retained earnings......................................       281,831            268,503             313,067
   Accumulated comprehensive loss.........................       (13,266)           (10,850)            (12,988)
                                                          --------------      -------------     ---------------
      Total stockholders' equity..........................       313,052            322,182             341,393
                                                          --------------      -------------     ---------------
      Total liabilities and stockholders' equity..........$      877,547      $     883,631     $       835,674
                                                          ==============      =============     ===============


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              Three Months Ended
                                                                   ---------------------------------------
                                                                       February 1,           February 2,
                                                                          2002                   2001
                                                                   -----------------      ----------------
   Cash flows from operating activities:
   Net (loss) earnings.............................................$        (29,735)      $         1,304
     Adjustments to reconcile net (loss) earnings to net cash
        used in operating activities:
     Cumulative effect of change in accounting principle...........          24,614                    --
     Noncash asset impairment write-off............................           4,163                    --
     Provision for depreciation and amortization...................           7,336                 7,843
     Write-down of investments.....................................              --                   778
     Gain on disposal of property, plant, and equipment............             (10)                  (33)
     Increase in deferred income taxes.............................             (34)               (4,198)
     Tax benefits related to employee stock option transactions....              --                    81
     Changes in operating assets and liabilities:
         Receivables, net..........................................         (30,512)              (42,965)
         Inventories, net..........................................         (39,863)              (54,107)
         Prepaid expenses and other current assets.................          (6,209)                2,261
         Accounts payable and accrued liabilities..................          (7,846)                 (312)
                                                                   ----------------       ---------------
             Net cash used in operating activities.................         (78,396)              (89,348)
                                                                   ----------------       ---------------

   Cash flows from investing activities:
     Purchases of property, plant, and equipment...................          (9,245)               (8,063)
     Proceeds from asset disposals.................................              62                 2,065
     Decrease in investment in affiliates..........................              --                    50
     Increase in other assets......................................          (2,426)               (1,154)
     Acquisition, net of cash acquired.............................              --                (6,189)
                                                                   ----------------       ---------------
             Net cash used in investing activities.................         (11,609)              (13,291)
                                                                   ----------------       ---------------

   Cash flows from financing activities:
     Increase in short-term debt...................................          79,525               101,811
     Repayments of long-term debt..................................             (12)                  (21)
     (Decrease) increase in other long-term liabilities............             (57)                   32
     Proceeds from exercise of stock options.......................             661                 1,253
     Purchases of common stock.....................................          (1,415)                 (146)
     Dividends on common stock.....................................          (1,501)               (1,529)
                                                                   ----------------       ---------------
             Net cash provided by financing activities.............          77,201               101,400
                                                                   ----------------       ---------------

   Foreign currency translation adjustment.........................             (26)                  897
                                                                   ----------------       ---------------

   Net decrease in cash and cash equivalents.......................         (12,830)                 (342)
   Cash and cash equivalents at beginning of period................          12,876                   978
                                                                   ----------------       ---------------

   Cash and cash equivalents at end of period......................$             46       $           636
                                                                   ================       ===============

   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 1, 2002

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the three months ended February 1, 2002 are not indicative of the results that may be expected for the fiscal year ending October 31, 2002. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

The company's fiscal year ends on October 31, and quarterly results are reported based on three month periods that generally end on the Friday closest to the quarter end. For comparative purposes, however; the company's second and third quarters always include exactly 13 weeks of results so that the quarter end date for these two quarters is not necessarily the Friday closest to the quarter end.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and assumptions on which to base accounting estimates. In reaching such decisions, management makes judgments based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements in the company's Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the company's Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:



     (Dollars in thousands)                       February 1,     February 2,      October 31,
                                                     2002            2001              2001
                                                 ------------     -----------      -----------
      Raw materials and work in process..........$    69,335      $    79,820      $    70,458
      Finished goods and service parts...........    250,678          215,318          207,231
                                                 -----------      -----------      -----------
                                                     320,013          295,138          277,689
      Less: LIFO.................................     29,264           27,861           29,264
               Other reserves....................     16,225           15,044           13,764
                                                 -----------      -----------      -----------
          Total..................................$   274,524      $   252,233      $   234,661
                                                 ===========      ===========      ===========

Restructuring and Other Expense (Income)

In the first quarter of fiscal 2002, the company announced plans to close its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. Approximately 500 employees will be terminated in connection with closing these manufacturing facilities and related office staff reductions. As of February 1, 2002, 23 employees have been terminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in "other" below. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002.

The following is an analysis of the company's restructuring and other expense reserve accounts:

(Dollars in thousands)                               Asset          Severance
                                                  Impairment        & Benefits     Other       Total
                                                  ----------      -------------  ---------   ---------
Balance as of October 31, 2001...................$       200      $        --    $      45   $     245
Initial charge...................................      4,163            3,527        2,263       9,953
Utilization......................................     (2,038)            (285)          (2)     (2,325)
                                                 -----------      -----------    ---------   ---------
Balance at February 1, 2002......................$     2,325      $     3,242    $   2,306   $   7,873
                                                 ===========      ===========    =========   =========

The company expects a majority of the reserve will be utilized by October 31, 2002.

Cumulative Effect of Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually at the reporting unit level using a two-step impairment test. The application of SFAS No. 141 did not affect previously reported amounts included in goodwill and other intangible assets for the company.

Effective November 1, 2001, the company adopted SFAS No. 142. SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the company must perform a second test to measure the amount of the impairment. The company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. The company employed a third-party appraisal firm in determining the fair value of its agricultural irrigation reporting unit. This evaluation indicated that all the goodwill recorded for several acquisitions in the agricultural irrigation market was impaired. The performance of these acquired businesses has not met management's original expectations. This is mainly due to lower than anticipated growth rates in the drip line market, which has resulted in lower industry-wide pricing and margins on product sales. Accordingly, noncash impairment charges on adoption of SFAS No. 142 of $24.6 million, net of income tax benefit of $.5 million, were recognized as a cumulative effect of change in accounting principle for the quarter ended February 1, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses, captioned in selling, general, and administrative expense.

Comprehensive (Loss) Income

Comprehensive (loss) income and the components of other comprehensive income
(loss) for the three months ended were as follows:


                                                      Three Months Ended
                                                 ----------------------------
     (Dollars in thousands)                       February 1,     February 2,
                                                     2002            2001
                                                  -----------     -----------
     Net (loss) earnings.........................$   (29,735)     $     1,304
     Other comprehensive income (loss):
        Foreign currency translation.............        (26)             897
        Unrealized loss on derivative instruments       (252)            (129)
                                                 -----------      -----------
     Comprehensive (loss) income.................$   (30,013)     $     2,072
                                                 ===========      ===========

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

Basic                                            February 1,      February 2,
-----                                               2002              2001
(Shares in thousands)                            -----------      -----------
Weighted average number of shares of common
      stock outstanding..........................     12,470           12,717
Assumed issuance of contingent shares ...........         30               36
                                                 -----------      -----------
Weighted average number of shares of common stock
      and assumed issuance of contingent shares..     12,500           12,753
                                                 ===========      ===========


Dilutive                                         February 1,      February 2,
--------                                            2002              2001
(Shares in thousands)                            -----------      ------------
Weighted average number of shares of common stock
      and assumed issuance of contingent shares..     12,500           12,753
Assumed conversion of stock options..............         --              309
                                                 -----------      -----------
Weighted average number of shares of common stock,
      assumed issuance of contingent shares, and
      assumed conversion of stock options........     12,500           13,062
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

The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Three months ended February 1, 2002              Professional(1)  Residential(2) Distribution       Other        Total
-----------------------------------              ------------     -----------    ------------    ----------    --------
Net sales.........................................$175,765        $92,216          $24,229        $(14,295)    $277,915
Intersegment gross sales..........................  15,667          1,250               --         (16,917)          --
Earnings (loss) before income taxes...............   9,080          7,706           (2,087)        (22,343)      (7,644)
Total assets...................................... 448,704        170,099           53,978         204,766      877,547

Three months ended February 2, 2001
-----------------------------------
Net sales.........................................$183,614        $89,327          $18,232        $(10,823)    $280,350
Intersegment gross sales..........................  12,533            951               --         (13,484)          --
Earnings (loss) before income taxes...............  18,071          6,492           (2,580)        (19,914)       2,069
Total assets...................................... 472,757        145,249           39,151         226,474      883,631

----------

(1) Includes restructuring and other expense of $10.0 million in fiscal 2002.
(2) Includes restructuring and other expense (income) of $(0.7) million in fiscal 2001.

The following table presents the details of the other segment earnings (loss) before income taxes:


                                                       Three Months Ended
                                                  -----------------------------

(Dollars in thousands)                            February 1,      February 2,
                                                     2002              2001
                                                  -----------      ------------
Corporate expenses.................................$(21,249)        $(18,421)
Finance charge revenue.............................   1,068            1,321
Elimination of corporate financing expense.........   2,615            2,679
Interest expense, net..............................  (5,320)          (5,276)
Other income (expenses)............................     543             (217)
                                                   --------         --------
Total..............................................$(22,343)        $(19,914)
                                                   ========         ========

Goodwill

As described previously, the company adopted SFAS No. 142 as of November 1, 2001. The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three month period ended February 2, 2001:


                                                       Three Months Ended
                                                  ---------------------------
     (Dollars in thousands)                       February 1,     February 2,
                                                     2002             2001
                                                 ------------     -----------
     Net (loss) earnings:
     As reported.................................$   (29,735)     $     1,304
     Goodwill amortization, net of tax...........         --            1,443
                                                 -----------      -----------
     Adjusted net (loss) earnings................$   (29,735)     $     2,747
                                                 ===========      ===========

     Basic net (loss) earnings per share:
     As reported.................................$     (2.38)     $      0.10
     Goodwill amortization.......................         --             0.11
                                                 -----------      -----------
     Adjusted basic net (loss) earnings per share$     (2.38)     $      0.21
                                                 ===========      ===========

     Diluted net (loss) earnings per share:
     As reported.................................$     (2.38)     $      0.10
     Goodwill amortization.......................         --             0.11
                                                 -----------      -----------
     Adjusted diluted net (loss) earnings per
        share....................................$     (2.38)     $      0.21
                                                 ===========      ===========


The changes in the net carrying amount of goodwill for the first quarter of fiscal 2002 were as follows:

     (Dollars in thousands)                      Professional     Residential
                                                     Segment        Segment           Total
                                                 ------------     -----------      -----------
      Balance as of October 31, 2001.............$    94,050      $     8,874      $   102,924
      Impairment charge .........................    (25,123)              --          (25,123)
      Translation adjustment.....................          1                3                4
                                                 -----------      -----------      -----------
      Balance as of February 1, 2002.............$    68,928      $     8,877      $    77,805
                                                 ===========      ===========      ===========

Other Intangible Assets

During the first quarter of fiscal 2002, the company determined that the patents and non-compete agreements related to the agricultural irrigation market were impaired. This impairment charge of $2.0 million was recognized as part of restructuring and other expense during the first quarter of fiscal 2002.

The components of other amortizable intangible assets were as follows:

                                                            February 1, 2002                      October 3, 2001
                                                   ----------------------------------     ------------------------------
(Dollars in thousands)                             Gross Carrying        Accumulated      Gross Carrying    Accumulated
                                                       Amount            Amortization         Amount        Amortization
                                                   --------------        ------------     --------------    ------------
Patents............................................  $  6,104              $(4,341)         $  7,104          $(4,501)
Non-compete agreements.............................       800                 (276)            3,183           (1,285)
Other..............................................       800                 (740)            1,197           (1,090)
                                                     --------              -------          --------          -------
Total..............................................  $  7,704              $(5,357)         $ 11,484          $(6,876)
                                                     ========              =======          ========          =======

Total other intangible assets, net.................  $  2,347                               $  4,608
                                                     ========                               ========

Amortization expense for intangible assets during the first quarter of fiscal 2002 was $0.2 million. Estimated amortization expense for the remainder of fiscal 2002 and succeeding fiscal years are as follows ($ in thousands): 2002 (remainder), $447; 2003, $479; 2004, $357; 2005, $337; 2006, $337; 2007, $182
and beyond 2008, $208.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to manage exposure to foreign currency. Toro uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes. The company maintains a record of each hedging instrument and the items it hedges, as well as the risk-management objective and strategy for undertaking the particular hedge. The company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale and a related asset recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. During the quarter ended February 1, 2002, the amount of adjustments to earnings for such cash flow hedges was immaterial. At February 1, 2002, the amount of such contracts outstanding was $17.3 million. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated comprehensive income (loss) at February 1, 2002 was $0.2 million.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a purchase and a related liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. During the quarter ended February 1, 2002, the amount of adjustments to earnings for such cash flow hedges was immaterial. At February 1, 2002, the amount of such contracts outstanding was $8.0 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive income
(loss) at February 1, 2002 was $0.3 million.

The company also enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of intercompany sales. Some of these transactions and other foreign currency exchange contracts do not meet the accounting rules established under SFAS No. 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in accumulated comprehensive income (loss). Therefore, the related fair value of the derivative hedge contract is recognized in earnings.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company plans to adopt the provisions of SFAS No. 143 during the first quarter of fiscal 2003, as required. Management expects that the adoption of SFAS No. 143 will not have a material impact on the company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The company plans to adopt the provisions of SFAS No. 144 during the first quarter of fiscal 2003, as required. Management expects that the adoption of SFAS No. 144 will not have a material impact on the company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

Safe Harbor Statement. This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations about future company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on Toro's worldwide web site, or otherwise, in the future by or on behalf of the company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties that could affect the company's overall financial position include the continuing slowdown in the global and domestic economy that began in late 2000; additional economic uncertainty created by the threat of continued terrorist acts and war, which may result in further reductions in consumer spending, including spending for travel and golf, and heightened security for import and export shipments of components and finished goods; the effect of the economic slowdown on Toro's customers' ability to pay amounts owed to Toro; continued weakness in consumer confidence and related effects of a recession; weakness in retail sales; inability to achieve earnings growth in fiscal 2002 (excluding the effect of the change in reporting goodwill and announced restructuring plans) above fiscal 2001; inability to increase fiscal 2002 revenue above fiscal 2001; inability to achieve goals of the "5 by Five" profit improvement program, which means achieving an after tax return on sales of five percent by fiscal 2003; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; financial viability of some distributors and dealers; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; changes in distributor ownership; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination or reduction of shelf space for Toro's products; the company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected trends in warranty claims or unknown product defects; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement, employment, and commercial disputes; and the impact of new accounting standards.

Particular risks and uncertainties facing the company's professional segment at the present include a continued slowdown in both global and domestic economic growth that has been important to the growth of the company's professional businesses, including the golf and landscape contractor markets; the degree of success related to the announced restructuring and plant consolidations; a continued slowdown in new golf course construction or existing golf course renovations; a decline in the growth rate in the number of new golfers, which slows new golf course construction; a reported decline in rounds of golf due to the economic slowdown and the continued threat of terrorist acts that have negatively impacted the tourism industry, which could delay investments by golf courses in new equipment and irrigation systems; a potential slowdown in new home construction; a potential slowdown in the trend to outsource lawn maintenance to landscape contractors; the financial impact of direct-to-dealer distribution changes related to the Sitework Systems product line; challenges of establishing new dealers for the Sitework Systems product line; and the degree of success in the agricultural irrigation market for cost reduction efforts and management changes.

Particular risks and uncertainties facing the company's residential segment at the present time include inflationary pressures and slower economic growth; a decline in consumer confidence; a decline in retail sales; a weaker than expected market response to new products and potential sales decline for existing product categories; degree of financial success related to the new moderate- priced walk power mowers and related capital investments for a new production facility to satisfy expected increase in demand for this product and the increased dependence on The Home Depot as a customer; changing buying patterns, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel or customer, particularly as the company's residential segment is more dependent on home center sales; and a potential slowdown in home sales.

Particular risks and uncertainties facing the company's international business at the present include weak economic conditions in the European market; heightened security for import and export shipments of components or finished goods, including delays at border crossings, especially with Mexico; the cost of price support provided to international customers and suppliers; internal and external conflicts in or between foreign countries and the economic recession in other countries; currency fluctuations of the dollar against the euro, Japanese yen, Australian dollar, British pound, Canadian dollar, and Mexican peso; competitive implications and price transparencies related to the new euro currency; and tax law changes.

Particular risks and uncertainties facing the company's distribution segment at the present include inflationary pressures and slower economic growth; a decline in consumer confidence; a decline in retail sales; viability of dealers; degree of success related to operation restructuring, including technology and facility investments in the distribution companies; ability to capture national account business; purchasing practices of national accounts; a continued slowdown in new golf course construction or existing golf course renovations; a decline in rounds of golf following the September 11 events that has negatively impacted the tourism industry and potential related equipment and irrigation product purchases by golf resorts; successful integration of acquired distribution companies; impact of Toro pricing on some product lines sold through the distribution companies; ability to successfully implement a just-in-time inventory initiative; and unforeseen product quality problems.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; the uncertainty of the economic effect from terrorists' actions and the war on terrorism; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; unanticipated problems or costs associated with the transition of European legacy currencies to the common euro currency; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the company's ability to maintain good relations with its employees.

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

RESULTS OF OPERATIONS

First quarter net sales were $277.9 million compared to $280.4 million last year, a slight decrease of 0.9 percent. Worldwide sales for the professional segment were down 4.3 percent compared to last year's first quarter due primarily to customers reluctance to place orders because of uncertain economic conditions and Toro's efforts to manage field inventory levels. Residential segment sales for the first quarter were up by 3.2 percent compared to last year due partially to initial stocking and early season shipments of the new moderate-priced line of Toro walk power mowers. Distribution segment sales were also higher than in last year's first quarter due to the addition of revenues of a distribution company acquired in fiscal 2001, which also contributed to the unfavorable change in the other segment due to the sales elimination increase. International sales were down 8.2 percent compared to last year due in part to reduced demand from the European region. Disregarding currency effects, international sales declined 6.5 percent.

The following table summarizes net sales by segment:

                                                                        Three Months Ended
                                                 --------------------------------------------------------------
(Dollars in thousands)                             February 1,    February 2,
                                                      2002            2001           $ Change          % Change
                                                 -------------    -----------      -----------         ---------
Professional.....................................$   175,765      $   183,614      $    (7,849)          (4.3)%
Residential......................................     92,216           89,327            2,889            3.2
Distribution.....................................     24,229           18,232            5,997           32.9
Other............................................    (14,295)         (10,823)          (3,472)         (32.1)
                                                 -----------      -----------      -----------
    Total *......................................$   277,915      $   280,350      $    (2,435)          (0.9)%
                                                 ===========      ===========      ===========

* Includes international sales of:...............$    63,095      $    68,733      $    (5,638)          (8.2)%


First quarter net loss for fiscal 2002 was $29.7 million, which includes a cumulative effect of change in accounting principle of $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142 as well as restructuring and other expense of $10.0 million. Dilutive net earnings per share before cumulative effect of change in accounting principle and excluding restructuring and other expense (income) as well as goodwill amortization in the first quarter of fiscal 2001, were $0.12 for the first quarter of fiscal 2002, compared to $0.18 in the first quarter of fiscal 2001. This decline was primarily due to higher bad debt expense and lower other income, net due to lower levels of foreign currency exchange rate gains.

The following table summarizes the changes in net (loss) earnings and dilutive earnings per share data, net of tax effect:

                                                                          Three Months Ended
                                                    ----------------------------------------------------------------
                                                           February 1, 2002                  February 2, 2001
                                                    -----------------------------    -------------------------------
                                                      Dollars        Dilutive per       Dollars         Dilutive per
                                                    (in thousands)   Common Share    (in thousands)     Common Share
                                                    -------------    ------------    --------------     ------------
Net (loss) earnings................................   $(29,735)      $   (2.38)         $ 1,304         $     0.10
Add (subtract):
  Cumulative effect of change in accounting principle   24,614            1.97               --                 --
  Restructuring and other expense (income).........      6,668            0.53             (447)             (0.03)
  Goodwill amortization expense....................         --              --            1,443               0.11
                                                      --------         -------          -------         ----------
Adjusted earnings before cumulative effect of
  change in accounting principle, restructuring
  and other expense (income), and goodwill
  amortization expense ...........................    $  1,547       $    0.12          $ 2,300         $     0.18
                                                      ========       =========          =======         ==========

Professional Segment Net Sales

Net sales for the worldwide professional segment were down 4.3 percent compared to the first quarter of fiscal 2001. Worldwide shipments of commercial equipment, landscape contractor mowing equipment, and Toro brand irrigation systems were down mainly due to customers reluctance to place orders because of uncertain economic conditions and Toro's efforts to manage field inventory levels. However, Irritrol and agricultural irrigation product sales were up compared to last year due to lower Irritrol field inventory levels entering fiscal 2002 as well as higher international sales for agricultural irrigation products. Sitework Systems shipments were also higher than last year due to the addition of sales from new dealers in fiscal 2002, and because sales for the same quarter in fiscal 2001 were lower due to product returns related to the distribution change to dealer-direct.

Residential Segment Net Sales

Net sales for the worldwide residential segment in the first quarter of fiscal 2002 were $92.2 million compared to $89.3 million in the first quarter of fiscal 2001, an increase of 3.2 percent. Walk power mower shipments led this increase due to the initial stocking and early season sales of the new moderate-priced line of Toro walk power mowers. Sales of electric blowers and trimmers as well as retail irrigation products were also higher compared to the first quarter of fiscal 2001 due to the warm fall weather in most markets that extended the selling season. Offsetting those increases to some degree were lower worldwide shipments of riding products due to products manufactured for a third party as well as lower sales for other riding product lines due to continued weak economic conditions for higher-priced products.

Distribution Segment Net Sales

Net sales for the distribution segment in the first quarter of fiscal 2002 were $24.2 million compared to $18.2 million in the first quarter of fiscal 2001, an increase of 32.9 percent. This increase was due to the addition of sales from a distribution company acquired in fiscal 2001.

Other Segment Net Sales

Net sales for the other segment includes the elimination of sales from the professional and residential segments to the distribution segment, and elimination of the professional and residential segment's floor plan interest costs from the Toro Credit Company. The other segment net sales elimination for the first quarter of fiscal 2002 was $14.3 million compared to $10.8 million in the first quarter of fiscal 2001. This increase was mainly due to the additional sales elimination for a distribution company acquired in fiscal 2001.

Gross Profit

First quarter gross profit was $95.3 million compared to $91.4 million last year, an increase of 4.3 percent. As a percentage of net sales, gross profit for the first quarter of fiscal 2002 was 34.3 percent compared to 32.6 percent in the first quarter of fiscal 2001. This increase was due to cost reduction efforts, favorable change in the Japanese yen exchange rate with the U.S. dollar, lower resin costs for irrigation products, as well as positive results from lower material costs as part of the company's "5 by Five" program initiatives. International gross profit also improved due to lower currency support costs in fiscal 2002 compared to fiscal 2001. Somewhat offsetting those positive factors were higher manufacturing costs due to lower plant utilization.

Selling, General, and Administrative Expense

First quarter selling, general, and administrative expense (SG&A) was $89.0 million compared to $87.6 million in the same period last year, an increase of
1.6 percent. SG&A for fiscal 2001 included goodwill amortization expense of $2.1 million, which is not reflected in SG&A costs in fiscal 2002 due to the adoption of SFAS No. 142 described previously. Excluding goodwill amortization expense for the first quarter of fiscal 2001, SG&A as a percentage of net sales was 32.0 percent in the first quarter of fiscal 2002 compared to 30.5 percent in the first quarter of fiscal 2001. SG&A costs were up mainly due to higher bad debt expense due to collection uncertainty for some customers and increased incentive compensation expense.

Restructuring and Other Expense (Income)

Restructuring and other expense for the first quarter of fiscal 2002 was $10.0 million. In the first quarter of fiscal 2002, the company announced plans to close its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The closure of these facilities resulted in a pre-tax restructuring and other expense charge of $8.0 million. In the first quarter of fiscal 2002, the company also incurred a $2.0 million charge for asset impairment related to write-offs of patents and non-compete agreements in the agricultural irrigation business. Toro evaluated the recoverability of some acquired intangible assets as part of the adoption of SFAS No. 142 and determined the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this business. During the first quarter of fiscal 2001, the company had restructuring and other unusual income of $0.7 million. This income related to the reversal of the remaining accrual for closing of the Sardis, Mississippi facility, which was sold during the first quarter of fiscal 2001.

Interest Expense

First quarter interest expense of $5.3 million was comparable to last year.

Other Income, Net

First quarter other income, net, was $1.3 million compared to $2.9 million in the same period last year, a decrease of 54 percent. The decrease was due to lower levels of currency exchange rate gains, higher litigation costs, and lower finance charge revenue. This decline was somewhat offset by lower amounts of investment write-downs and higher royalty income in fiscal 2002 compared to fiscal 2001.

Operating Earnings (Loss) by Segment

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

    Professional Segment Operating Earnings

Operating earnings before restructuring and other expense for the worldwide professional segment in the first quarter of fiscal 2002 was $19.0 million compared to $18.1 million last year, an increase of 5.3 percent. As a percentage of net sales, first quarter fiscal 2002 operating earnings before restructuring and other expense was 10.8 percent compared to 9.8 percent from last year's comparable quarter. Gross margin as a percent of sales rose 1.1 percent, mainly from cost reduction efforts, favorable change in the Japanese yen exchange rate with the U.S. dollar, lower resin costs for irrigation products, as well as positive results from lower material costs as part of the company's "5 by Five" program initiatives, somewhat offset by higher manufacturing costs due to lower plant utilization. SG&A costs as a percent of professional segment sales were slightly lower by 0.2 percent due to the exclusion of goodwill amortization expense in the first quarter of fiscal 2002.

    Residential Segment Operating Earnings

Operating earnings before restructuring and other income for the worldwide residential segment in the first quarter of fiscal 2002 was $7.7 million compared to $5.8 million in the first quarter of fiscal 2001, an increase of
32.6 percent. As a percentage of net sales, residential segment operating margins increased to 8.4 percent from 6.5 percent for the same quarter in fiscal 2001. Gross margin as a percent of sales improved 1.6 percent, mainly for the international residential segment, due to lower costs for currency support in fiscal 2002 compared to fiscal 2001. However, domestic residential segment gross margins were down compared to the first quarter of fiscal 2001 due to lower margins for the new moderate-priced line of walk power mowers and higher manufacturing costs. SG&A costs were lower by 0.7 percent as a percentage of residential segment sales due to leveraging fixed SG&A costs over higher sales volumes.

    Distribution Segment Operating Losses

Operating losses for the distribution segment in the first quarter of fiscal 2002 were $2.1 million compared to $2.6 million for the first quarter of fiscal 2001. The 19.1 percent improvement was due to lower levels of expenses for facility moving costs for two company-owned distributors in fiscal 2002 compared to fiscal 2001.

    Other Segment Operating Losses

Operating losses for the other segment in the first quarter of fiscal 2002 were $22.3 million compared to $19.9 million for last year's comparable quarter. Corporate SG&A expense increased mainly due to higher bad debt expense and profit sharing and incentive compensation expenses.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2002 was 33.0 percent compared to 37.0 percent for the first quarter of fiscal 2001. The decrease was mainly due to the adoption of SFAS No. 142 that eliminated goodwill amortization expense beginning in the first quarter of fiscal 2002, of which most was not deductible for tax purposes. The tax rate also decreased due to increased benefits from foreign tax strategies related to Toro's foreign sales corporation.

Cumulative Effect of Change in Accounting Principle

In connection with the adoption of SFAS No. 142, the company performed an evaluation of goodwill as of November 1, 2001. The results of the evaluation indicated that goodwill related to the agricultural irrigation reporting unit was impaired. The performance of this reporting unit has not met management's original expectations, mainly due to lower than anticipated growth rates in the drip line market. This has resulted in lower industry-wide pricing and margins on product sales. The company measured the amount of impairment based on a comparison of the fair value to its carrying value. Accordingly, the company recognized a $24.6 million non-cash charge, net of income tax benefit of $0.5 million, as a cumulative effect of change in accounting principle for the write-off of goodwill for the agricultural irrigation reporting unit. The results of this unit are reflected in the professional segment of the company. The company expects the performance of the agricultural irrigation business will improve over the next few years as a result of cost reduction efforts and strengthened management. The company is still committed to this business.

Financial Position as of February 1, 2002

    February 1, 2002 compared to February 2, 2001

Total assets at February 1, 2002 were $877.5 million compared to $883.6 million on February 2, 2001, a decrease of 0.7 percent. Net accounts receivable decreased 1.4 percent from last year. The addition of a distribution company acquired in the second half of fiscal 2001 added $3.4 million of net incremental receivables. The overall decrease of net accounts receivable was attributed from lower sales volumes and higher bad debt reserves. Inventory increased 8.8 percent from last year. The addition of a new distribution company acquired in the second half of fiscal 2001 added $4.5 million of net incremental inventory. The overall inventory increase was also due to prebuilding landscape contractor and some residential segment products due to manufacturing capacity constraints and anticipated increase in demand for the new line of moderate-priced lawn mowers. Net property, plant, and equipment increased 6.3 percent due to higher amounts of capital additions in comparison to depreciation expense. Goodwill and other intangible assets decreased $31.8 million mainly due to the goodwill and other intangible asset write-offs for the agricultural irrigation business as part of the adoption of SFAS No. 142. In addition amortization expense of goodwill and other intangible assets in fiscal 2001 also contributed to the decrease in goodwill and other intangible assets.

Total current liabilities were $362.9 million compared to $360.1 million last year, an increase of 0.8 percent. This slight increase was mainly due to higher accrued liabilities for deferred compensation.

    February 1, 2002 compared to October 31, 2001

Total assets at February 1, 2002 were $877.5 million compared to $835.7 million at October 31, 2001, an increase of 5.0 percent. Net accounts receivable increased $30.5 million from October 31, 2001 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Inventory increased by $39.9 million due to the normal seasonal buildup of inventory in the first quarter plus prebuilding of inventory as a result of manufacturing capacity constraints. Goodwill and other intangible assets decreased $27.4 million due to the goodwill and other intangible asset write-offs for the agricultural irrigation business as part of the adoption of SFAS No. 142.

Total current liabilities at February 1, 2002 were $362.9 million compared to $292.6 million at October 31, 2001, an increase of 24.0 percent. The increase was the result of additional short-term debt of $79.5 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs, which are historically highest in the winter and spring months. Accrued liabilities decreased $7.3 million primarily as a result of the payment of accrued profit sharing and related incentive compensation accruals. However, the decrease was somewhat offset by additional accruals for restructuring and other expense described previously during the first quarter of fiscal 2002.

Critical Accounting Policies

     Accounts and Notes Receivable Valuation

The company establishes a reserve for specific accounts and notes receivables that are believed to be uncollectable as well as an estimate of uncollectable receivables. The company evaluates past collection history, current financial conditions of key customers, and economic conditions when establishing an allowance for doubtful accounts every quarter. Portions of the accounts receivable are supported by a security interest in product held by customers, which minimizes Toro's collection exposure. A deterioration in the financial condition of any key customer or a significant continued slow down in the economy could have a material negative impact on the company's ability to collect a portion of the accounts and notes receivable. Management believes it has properly reserved for potential uncollectable receivables at February 1, 2002.

     Inventory Valuation

The company establishes a reserve for excess and obsolete inventory. The reserve is based on a review of the expected selling price of inventory each quarter. Toro's inventory is not exposed to rapid technological changes. However, valuation of inventory can be affected by significant redesign of existing products. The company has programs in place that it believes can facilitate sales of products that will be significantly redesigned for the next model year.

The company manufactures products in advance of the selling season. As a result, Toro could have higher than planned inventory levels if demand declines significantly from anticipated levels. The majority of the company's products do not change from year to year, so that excess inventory from one year is usually sold for at least cost in the next fiscal year. Management believes it has established an adequate reserve for excess and obsolete inventory as of February 1, 2002.

     Warranty Reserves

The company establishes a reserve for future warranty claims at the time of sale based on historical claims experience by product line. The company also establishes reserves for special rework campaigns for known major product modifications. In general, warranties tend to be for six months to ten years, and cover all parts and labor for non-maintenance repairs and wear items, provided operator abuse, improper use, or negligence did not necessitate the repair. Actual claims could be materially higher than the reserve accrued at the time of sale due both to the long warranty period offered by the company and to the possibility that actual claims could be higher than the reserve if a significant manufacturing or design defect is not discovered until after the product is delivered to customers.

Management believes that analysis of historical trends and knowledge of potential manufacturing or design problems provides sufficient information to establish an estimate for warranty claims at the time of sale. Management believes it has sufficiently reserved for future warranty claims as of February 1, 2002.

Liquidity and Capital Resources

Cash used in operating activities for the first three months of fiscal 2002 was $11.0 million, or 12.3 percent lower than the first three months in fiscal 2001, primarily due to a slower rate of increase in working capital, mainly for receivables and inventory, and deferred tax assets as compared to the prior year's comparable period. Cash used in investing activities was lower by $1.7 million, or 12.7 percent when compared with the first quarter of fiscal 2001, during which the company paid $6.2 million, net of cash acquired for Goossen. This decline was slightly offset by an increase in purchases of property, plant, and equipment and other assets for the first three months of fiscal 2002 compared to the same time period in fiscal 2001. Cash provided by financing activities was lower by $24.2 million because the company borrowed less short-term debt during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. In addition, Toro was able to use cash on hand at October 31, 2001, which was higher compared to cash on hand at October 31, 2000, for operating and investing activities in the first quarter of fiscal 2002.

The company entered into new agreements (Working Capital Agreements) with its banks during February 2002 to fund its seasonal working capital requirements. The Working Capital Agreements provide $250.0 million of committed unsecured bank credit lines. Under these Working Capital Agreements, the company can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the Working Capital Agreements, which increased in the new agreements. However, the company anticipates lower interest expense in fiscal 2002 compared to fiscal 2001 due to lower average LIBOR rates. The company's non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $10 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company also has a letter of credit subfacility as part of the above Working Capital Agreements. The company's business is seasonal, with peak borrowing under the agreements described above generally occurring between February and May each year. Significant financial covenants in the Working Capital Agreements relate to interest coverage and debt to total capitalization ratios. The company was in compliance with all covenants related to the Working Capital Agreements at February 1, 2002. If the company was out of compliance with any debt covenant required by the Working Capital Agreements, the banks could terminate their commitments unless Toro could negotiate a covenant waiver from the banks. In addition, the company's long-term public notes and debentures could become due and payable if the company was unable to obtain a covenant waiver or refinance its short-term debt under its Working Capital Agreements. If the company's credit rating falls below investment grade, the interest rate it currently pays on outstanding debt on the Working Capital Agreements would rise, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade.

Management believes that the combination of funds available through its existing Working Capital Agreements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases during the next twelve months.

Contractual Obligations and Commercial Commitments

The following information is presented as of October 31, 2001, and there has been no material change in this information.


(Dollars in thousands)                                          Due in Fiscal
                                 -------------------------------------------------------------------------------
Obligation                       2002       2003        2004       2005       2006      After 2006       Total
----------                       ----       ----        ----       ----       ----      ----------       -----
Long-term debt.................$   513    $15,830     $   44      $   45    $   46       $178,600       $195,078
Capital lease obligation.......     92         --         --          --        --             --             92
Operating leases...............  9,523      7,220      5,075       3,676     2,527          5,761         33,782
                               -------    -------     ------      ------    ------       --------       --------
Total cash obligations.........$10,128    $23,050     $5,119      $3,721    $2,573       $184,361       $228,952
                               =======    =======     ======      ======    ======       ========       ========

The company also has approximately $20 million outstanding letters of credit at any given time as required by certain vendor contracts. The company also has guaranteed debts incurred by business partners, aggregating $401,000 as of October 31, 2001.

Customer Financing

    Wholesale Financing

Toro Credit Company (TCC), a wholly owned finance subsidiary of the company, provides financing for selected products manufactured by Toro to Toro's North American distributors and approximately 250 domestic dealers. Independent Toro and Exmark distributors and dealers that do not finance through TCC generally finance their inventories with third party financing companies.

TCC and other third party finance companies purchase selected receivables from Toro and its distributors and dealers for extended periods, which enables those customers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are either incurred by Toro, shared between Toro and the distributor or dealer, or paid by the distributor or dealer. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Under the terms of the sales to distributors and dealers, finance charges are charged to distributors and dealers on outstanding balances, from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale to the distributor or dealer, until payment is received by the third party finance company. Rates are generally fixed or based on prime rate plus a fixed percentage based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.

A significant third party financing company has purchased $302.5 million of domestic receivables of Toro financed products during the last twelve months. The outstanding receivable balance owed from the company's domestic distributors and dealers to a significant third party financing company was $113.9 million at February 1, 2002. The company also enters into limited inventory repurchase agreements with third party financing companies. At February 1, 2002, the company was contingently liable to repurchase up to $3.7 million of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory from third party financing companies over the past three years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product.

In the normal course of business, the company has arrangements with other third party finance companies to provide wholesale financing services to our distribution partners. None of these other arrangements has any material financial involvement required by the company, except for the arrangement discussed above.

        End-User Financing

During February 2002, the company entered into an agreement with a third party financing company to provide lease financing options to domestic golf course and some grounds equipment customers. The purpose of the agreement is a sales and marketing tool to give end-users of the company's products alternative financing options when purchasing Toro product. Under the terms of this agreement, the company could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions financed under this program. Under a provision of this agreement, if Toro maintains an investment grade credit rating, the company is not required to provide any collateral. If the company's credit rating falls below investment grade, Toro would be required to provide collateral in the form of a letter of credit, up to $5.0 million.

In the normal course of business, Toro has arrangements with other financial institutions to provide various forms of financing options to end customers. None of these other arrangements has any material financial involvement required by the company.

Inflation

The company is subject to the effects of inflation and changing prices. In management's opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. However, there is no assurance that inflation will not materially affect the company in the future.

Outlook

Historically, net sales and earnings for the first quarter of Toro's fiscal year are lower than other quarters, so that results for the first quarter of fiscal 2002 are not necessarily an indicator of spring season sales trends. The company anticipates good growth for the professional segment as Toro introduces new products and programs, including new financing solutions for golf courses, municipalities, and sports fields to acquire irrigation systems and maintenance equipment. Management also expects growth in fiscal 2002 for the residential segment driven primarily by the introduction of the new line of moderate-priced Toro brand walk power mowers sold at The Home Depot and Toro dealer networks. In addition, continued benefits from "5 by Five" programs are also expected to improve fiscal 2002 results. Management expects growth in the single digits in fiscal 2002 over fiscal 2001, and double digit earnings growth in fiscal 2002 over fiscal 2001, before cumulative effect of accounting change, restructuring and other expense and exclusion of goodwill amortization, while keeping a cautionary eye on the weather and world economies.

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

Foreign Currency Exchange Rate Risk

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. Toro is subject to risk from sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. The company manages foreign currency exchange rate exposure from anticipated sales, accounts receivable, intercompany loans, anticipated purchases, and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency) and foreign currency exchange contracts. Foreign currency exchange contracts to hedge forecasted transactions are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a sale or purchase and a related asset or liability recorded on the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. The related amounts payable to, or receivable from, the contract counter parties are included in accrued liabilities or prepaid expenses and other current assets.

The following foreign currency exchange contracts held by the company have maturity dates in fiscal 2002. All items are non-trading and stated in U.S. dollars. Certain derivative instruments the company enters into do not meet the hedging criteria of SFAS No. 133, therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, value of derivative instrument in accumulated comprehensive income (loss), and fair value of derivative instrument in other income, net at February 1, 2002 were as follows:

---------------------------------------------------------------------------------------------------
                                                                       VALUE IN
                                          AVERAGE                     ACCUMULATED     FAIR VALUE
                                         CONTRACTED     NOTIONAL     COMPREHENSIVE      IMPACT
                                            RATE         AMOUNT      INCOME (LOSS)    GAIN (LOSS)
DOLLARS IN THOUSANDS
===================================================================================================
Buy US dollar/Sell Australian dollar           .5187  $   14,935.5   $      246.2     $    189.1
---------------------------------------------------------------------------------------------------
Buy US dollar/Sell Canadian dollar            1.5679       6,154.6           89.0           (2.8)
---------------------------------------------------------------------------------------------------
Buy Australian dollar/Sell US dollar           .5053       3,839.9             --            0.6
---------------------------------------------------------------------------------------------------
Buy British pound/Sell US dollar              1.3773         798.8           16.1            3.5
---------------------------------------------------------------------------------------------------
Buy Euro/Sell US dollar                        .8614       2,842.8           (3.4)           6.9
---------------------------------------------------------------------------------------------------
Buy Japanese yen/Sell US dollar             117.8696       5,769.1         (525.1)         (97.6)
---------------------------------------------------------------------------------------------------
Buy Mexican peso/Sell US dollar               9.7883       6,334.3             --          245.2
---------------------------------------------------------------------------------------------------

Interest Rate Risk

The company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The company's short-term debt rates are dependent upon the LIBOR rate plus an additional percentage based on the company's current borrowing level. See the company's most recent annual report filed on Form 10-K (Item 7). There has been no material change in this information.

Commodities

Some raw materials used in the company's products are exposed to commodity price changes. Toro manages some of this risk by using long-term agreements with some vendors. The primary commodity price exposures are with aluminum, steel, and plastic resin.

Euro Currency

On January 1, 2002, a new common currency known as the euro replaced old national currencies of 11 European countries. Toro's European subsidiaries have converted to a new euro-compliant Enterprise Resource Planning (ERP) system. This new system enables both subsidiaries to report financial transactions and fiscal reports in the euro. Costs of converting to these systems was immaterial compared to the company's overall operating expenses.

Uncertainty continues as to what the effects of conversion to the euro will have on the market place, especially the effects on individual consumers. One anticipated effect will be more transparent price differences on goods in European countries. Significant issues for Toro arising from the transition are price competition on Toro distributor and Toro direct sales, and the possible need for and cost of price support for Toro distributors in the European Union. Current concerns include volatility in the rate of exchange between the euro and the U.S. dollar, and the lack of diversification of currencies in Europe with the introduction of the euro. The company currently invoices most international export shipments in U.S. dollars, however, it is analyzing the effects of invoicing in some foreign currencies, and the euro is among those currencies being considered.

Based on evaluation to date, management currently believes that while the company will continue to incur internal and external costs to adjust to the euro directly, such costs are not expected to have a significant impact on operations, cash flows, or the financial condition of the company and its subsidiaries taken as a whole in future periods.

Related Party Transactions

The company has entered into related party transactions. Toro sells product to a distribution company that is owned in part by an executive officer of Toro. This executive officer is currently on temporary assignment at Toro and will return to the distributorship upon completion of his assignment. In addition, Toro also sells products to companies whose executive officers are members of Toro's Board of Directors. The company believes the transactions described above between Toro and related parties are at arms-length and not material to the consolidated financial results of the company.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

3(i) and 4(a)  Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) and 4(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001).

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

10(l) The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(m) The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10(m) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q pursuant to Item 14(c).

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE TORO COMPANY
                                          (Registrant)

                                        By /s/ Stephen P. Wolfe
                                           ------------------------------------
                                           Stephen P. Wolfe
                                           Vice President Finance,
                                           Treasurer and Chief Financial
                                           Officer (principal financial officer)






Date:  March 18, 2002