Form 10-Q
period 2002-05-03
TORO CO
filed 2002-06-17
CIK 737758

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

    For the Quarterly Period Ended May 3, 2002 Commission File Number 1-8649
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


The number of shares of Common Stock outstanding as of May 31, 2002 was 12,467,890.


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

ITEM 1.             Condensed Consolidated Statements of Earnings (Unaudited) -
                        Three and Six Months Ended May 3, 2002 and May 4, 2001............................................3

                    Condensed Consolidated Balance Sheets (Unaudited) -
                        May 3, 2002, May 4, 2001 and October 31, 2001.....................................................4

                    Condensed Consolidated Statements of Cash Flows (Unaudited) -
                        Six Months Ended May 3, 2002 and May 4, 2001......................................................5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)....................................6-11

ITEM 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................................................12-25


PART II.          OTHER INFORMATION:

ITEM 4.             Submission of Matters to a Vote of Security Holders..................................................26

ITEM 6.             Exhibits and Reports on Form 8-K....................................................................26-27

                    Signatures...........................................................................................28

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three Months Ended                 Six Months Ended
                                                           -------------------------------   ------------------------------
                                                                May 3,           May 4,           May 3,          May 4,
                                                                 2002            2001             2002             2001
                                                           --------------   --------------   --------------   -------------
Net sales..................................................$      470,314   $      459,613   $      748,229   $     739,963
Cost of sales..............................................       308,262          302,583          490,870         491,552
                                                           --------------   --------------   --------------   -------------
    Gross profit...........................................       162,052          157,030          257,359         248,411
Selling, general, and administrative expense...............       104,265          101,445          193,277         189,063
Restructuring and other expense (income)...................             -                -            9,953            (679)
                                                           --------------   --------------   --------------   -------------
    Earnings from operations...............................        57,787           55,585           54,129          60,027
Interest expense...........................................        (5,248)          (6,437)         (10,568)        (11,713)
Other income (expense), net................................         1,734           (1,439)           3,068           1,464
                                                           --------------   --------------   --------------   -------------
    Earnings before income taxes and cumulative
       effect of change in accounting principle............        54,273           47,709           46,629          49,778
Provision for income taxes.................................        16,135           17,652           13,612          18,418
                                                           --------------   --------------   --------------   -------------
       Earnings before cumulative effect of
         change in accounting principle....................        38,138           30,057           33,017          31,360
Cumulative effect of change in accounting principle,
    net of income tax benefit of $509......................             -                -          (24,614)              -
                                                           --------------   --------------   --------------   -------------
       Net earnings........................................$       38,138   $       30,057   $        8,403   $      31,360
                                                           ==============   ==============   ==============   =============

Basic net earnings per share of common stock, before
    cumulative effect of change in accounting principle....$         3.03   $         2.34             2.63   $        2.45
Cumulative effect change in accounting principle,
    net of income tax benefit..............................             -                -            (1.96)              -
                                                           --------------   --------------   --------------   -------------
Basic net earnings per share of common stock...............$         3.03   $         2.34   $          .67   $        2.45
                                                           ==============   ==============   ==============   =============

Dilutive net earnings per share of common stock, before
    cumulative effect of change in accounting principle....$         2.91   $         2.28   $         2.56   $        2.38
Cumulative effect of change in accounting principle,
    net of income tax benefit..............................             -                -            (1.91)              -
                                                           --------------    -------------   --------------   -------------
Dilutive net earnings per share of common stock............$         2.91    $        2.28     $       0.65            2.38
                                                           ==============    =============   ==============   =============


Weighted average number of shares of common stock
       outstanding - Basic.................................        12,597           12,827           12,548          12,789

Weighted average number of shares of common stock
       outstanding - Dilutive..............................        13,093           13,205           12,919          13,150



See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          May 3,                May 4,            October 31,
                                                                           2002                  2001                2001
                                                                      --------------       --------------      ---------------
ASSETS
------
Cash and cash equivalents.............................................$           62       $        1,191      $        12,876
Receivables, net......................................................       463,886              458,822              271,677
Inventories, net......................................................       235,366              239,443              234,661
Prepaid expenses and other current assets.............................         9,259                8,812               11,052
Deferred income taxes.................................................        39,200               44,960               33,927
                                                                      --------------       --------------      ---------------
        Total current assets..........................................       747,773              753,228              564,193
                                                                      --------------       --------------      ---------------

Property, plant, and equipment........................................       423,253              387,495              401,943
        Less accumulated depreciation.................................       272,733              249,983              259,698
                                                                      --------------       --------------      ---------------
                                                                             150,520              137,512              142,245

Deferred income taxes.................................................         9,721                9,883                9,721
Other assets..........................................................        14,481               12,694               11,983
Goodwill..............................................................        77,839              104,802              102,924
Other intangible assets...............................................         2,186                4,809                4,608
                                                                      --------------       --------------      ---------------
        Total assets..................................................$    1,002,520       $    1,022,928      $       835,674
                                                                      ==============       ==============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt.....................................$       16,274       $           21      $           513
Short-term debt.......................................................       130,238              178,189               34,413
Accounts payable......................................................        90,170               77,131               77,549
Accrued liabilities...................................................       221,852              227,345              180,092
                                                                      --------------       --------------      ---------------
        Total current liabilities.....................................       458,534              482,686              292,567
                                                                      --------------       --------------      ---------------

Long-term debt, less current portion..................................       178,781              194,432              194,565
Other long-term liabilities...........................................         7,221                7,022                7,149

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000 voting
        and 850,000 non-voting shares, none issued and outstanding....             -                    -                    -
  Common stock, par value $1.00, authorized 35,000,000 shares, issued and outstanding 12,464,085 shares at May 3, 2002 (net of 1,043,970 treasury shares), 12,540,204 shares at May 4,
        2001 (net of 967,851 treasury shares), and 12,266,045 shares
        at October 31, 2001 (net of 1,242,010 treasury shares)........        12,464               12,540               12,266
 Additional paid-in capital...........................................        39,459               40,762               29,048
 Retained earnings....................................................       318,453              296,995              313,067
 Accumulated other comprehensive loss.................................       (12,392)             (11,509)             (12,988)
                                                                      --------------       --------------      ---------------
        Total stockholders' equity....................................       357,984              338,788              341,393
                                                                      --------------       --------------      ---------------
        Total liabilities and stockholders' equity....................$    1,002,520       $    1,022,928      $       835,674
                                                                      ==============       ==============      ===============


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                               Six Months Ended
                                                                                  ----------------------------------------
                                                                                       May 3,                   May 4,
                                                                                        2002                     2001
                                                                                  ----------------        ----------------
   Cash flows from operating activities:
   Net earnings ..................................................................$         8,403         $        31,360
     Adjustments to reconcile net earnings to net cash
          used in operating activities:
      Cumulative effect of change in accounting principle.........................         24,614                       -
      Noncash asset impairment write-off..........................................          4,163                       -
      Provision for depreciation and amortization.................................         14,067                  16,672
      Write-down of investments...................................................              -                   1,778
      Gain on disposal of property, plant, and equipment..........................            (27)                    (51)
      Increase in deferred income taxes...........................................         (5,274)                 (5,246)
      Tax benefits related to employee stock option transactions..................          1,245                   4,501
      Changes in operating assets and liabilities:
           Receivables, net.......................................................       (192,209)               (195,290)
           Inventories, net.......................................................           (705)                (41,317)
           Prepaid expenses and other current assets..............................          1,549                   3,409
           Accounts payable and accrued liabilities...............................         56,214                  56,608
                                                                                  ---------------         ---------------
               Net cash used in operating activities..............................        (87,960)               (127,576)
                                                                                  ---------------         ---------------

   Cash flows from investing activities:
      Purchases of property, plant, and equipment.................................        (20,914)                (16,122)
      Proceeds from asset disposals...............................................            141                   2,098
      Decrease in investment in affiliates........................................              -                     141
      Increase in other assets....................................................         (3,185)                 (1,372)
      Acquisition, net of cash acquired...........................................              -                  (6,189)
                                                                                  ---------------         ---------------
               Net cash used in investing activities..............................        (23,958)                (21,444)
                                                                                  ---------------         ---------------

   Cash flows from financing activities:
      Increase in short-term debt.................................................         95,825                 166,602
      Repayments of long-term debt................................................            (23)                    (42)
      Increase in other long-term liabilities.....................................             72                     199
      Proceeds from exercise of stock options.....................................         10,748                  14,586
      Purchases of common stock...................................................         (5,311)                (29,126)
      Dividends on common stock...................................................         (3,017)                 (3,093)
                                                                                  ---------------         ---------------
               Net cash provided by financing activities..........................         98,294                 149,126
                                                                                  ---------------         ---------------

   Foreign currency translation adjustment........................................            810                     107
                                                                                  ---------------         ---------------

   Net (decrease) increase in cash and cash equivalents...........................        (12,814)                    213
   Cash and cash equivalents at beginning of period...............................         12,876                     978
                                                                                  ---------------         ---------------

   Cash and cash equivalents at end of period.....................................$            62         $         1,191
                                                                                  ===============         ===============


   See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MAY 3, 2002

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the six months ended May 3, 2002 are not indicative of the results that may be expected for the fiscal year ending October 31, 2002. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

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

Inventories were as follows:

      (Dollars in thousands)                                    May 3,               May 4,            October 31,
                                                                 2002                 2001                 2001
                                                            -------------        -------------        -------------
       Raw materials and work in process....................$      72,305        $      77,503        $      70,458
       Finished goods and service parts.....................      208,289              203,666              207,231
                                                            -------------        -------------        -------------
                                                                  280,594              281,169              277,689
       Less: LIFO...........................................       29,264               27,861               29,264
             Other reserves.................................       15,964               13,865               13,764
                                                            -------------        -------------        -------------
       Total ...............................................$     235,366        $     239,443        $     234,661
                                                            =============        =============        =============

Restructuring and Other Expense (Income)

In the first quarter of fiscal 2002, the company announced plans to close its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. Approximately 500 employees will be terminated in connection with closing these manufacturing facilities and related office staff reductions. As of May 3, 2002, 27 employees have been terminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in "other" below. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002.

The following is an analysis of the company's restructuring and other expense reserve accounts:

(Dollars in thousands)                                          Asset              Severance
                                                              Impairment          & Benefits         Other           Total
                                                            -------------        -------------    -----------     -----------
Balance as of October 31, 2001..............................$         200        $           -    $        45     $       245
Initial charge..............................................        4,163                3,527          2,263           9,953
Utilization.................................................       (2,032)                (410)             -          (2,442)
                                                            -------------        -------------    -----------     -----------
Balance at May 3, 2002......................................$       2,331        $       3,117    $     2,308     $     7,756
                                                            =============        =============    ===========     ===========

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

Effective November 1, 2001, the company adopted SFAS No. 142. SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the company must perform a second test to measure the amount of the impairment. The company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. The company employed a third-party appraisal firm in determining the fair value of its agricultural irrigation reporting unit. This evaluation indicated that all the goodwill recorded for several acquisitions in the agricultural irrigation market was impaired. The performance of these acquired businesses has not met management's original expectations. This is mainly due to lower than anticipated growth rates in the drip line market, which has resulted in lower industry-wide pricing and margins on product sales. Accordingly, noncash impairment charges on adoption of SFAS No. 142 of $24.6 million, net of income tax benefit of $.5 million, were recognized as a cumulative effect of change in accounting principle in the first quarter ended February 1, 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses, captioned in selling, general, and administrative expense.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                                                 Three Months Ended                 Six Months Ended
                                                            ----------------------------      -----------------------------
   (Dollars in thousands)                                     May 3,            May 4,            May 3,           May 4,
                                                               2002              2001              2002             2001
                                                            ----------        ----------       -----------       ----------
    Net earnings............................................$   38,138        $   30,057       $     8,403       $   31,360
     Other comprehensive income (loss):
       Foreign currency translation.........................       836              (790)              810              107
       Unrealized gain (loss) on derivative instruments.....        38               131              (214)               2
                                                            ----------        ----------       -----------       ----------
     Comprehensive income...................................$   39,012        $   29,398       $     8,999       $   31,469
                                                            ==========        ==========       ===========       ==========

Net Earnings Per Share

Reconciliations of basic and dilutive weighted average shares of common stock outstanding were as follows:



                                                                 Three Months Ended                  Six Months Ended
Basic                                                       ----------------------------       ----------------------------
-----                                                          May 3,           May 4,            May 3,            May 4,
(Shares in thousands)                                          2002              2001              2002              2001
                                                            ----------        ----------       -----------       ----------
Weighted average number of shares of common
       stock outstanding....................................    12,597            12,827            12,533           12,771
Assumed issuance of contingent shares ......................         -                 -                15               18
                                                            ----------        ----------       -----------       ----------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............    12,597            12,827            12,548           12,789
                                                            ==========        ==========       ===========       ==========


                                                                 Three Months Ended                  Six Months Ended
Dilutive                                                    ----------------------------       ----------------------------
--------                                                       May 3,           May 4,            May 3,            May 4,
(Shares in thousands)                                          2002              2001              2002              2001
                                                            ----------        ----------       -----------       ----------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............    12,597            12,827            12,548           12,789
Assumed conversion of stock options ........................       496               378               371              361
                                                            ----------        ----------       -----------       ----------
Weighted average number of shares of common stock,
       assumed issuance of contingent shares,
       and assumed conversion of stock options..............    13,093            13,205            12,919           13,150
                                                            ==========        ==========       ===========       ==========

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

The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Three months ended May 3, 2002                               Professional    Residential      Distribution     Other       Total
------------------------------                               -------------   -----------      ------------   ---------   ---------
Net sales....................................................$  290,201        $169,735        $44,144       $(33,766)   $ 470,314
Intersegment gross sales.....................................    31,373           6,471              -        (37,844)           -
Earnings (loss) before income taxes..........................    53,217          20,071          1,736        (20,751)      54,273

Three months ended May 4, 2001
------------------------------
Net sales....................................................$  294,771        $155,551        $42,281       $(32,990)   $ 459,613
Intersegment gross sales.....................................    32,660           4,905              -        (37,565)           -
Earnings (loss) before income taxes..........................    49,485          18,381          1,271        (21,428)      47,709


Six months ended May 3, 2002                                Professional(1)  Residential(2)   Distribution     Other       Total
----------------------------                                ---------------  --------------   ------------   ---------   ---------
Net sales....................................................$  465,966        $261,951        $68,373       $(48,061)   $ 748,229
Intersegment gross sales.....................................    47,040           7,721              -        (54,761)           -
Earnings (loss) before income taxes..........................    62,297          27,777           (351)       (43,094)      46,629
Total assets.................................................   488,136         201,120         69,450        243,814    1,002,520

Six months ended May 4, 2001
----------------------------
Net sales....................................................$  478,385        $244,878        $60,513       $(43,813)   $ 739,963
Intersegment gross sales.....................................    45,193           5,856              -        (51,049)           -
Earnings (loss) before income taxes..........................    67,556          24,873         (1,309)       (41,342)      49,778
Total assets.................................................   513,934         156,698         58,458        293,838    1,022,928

(1) Includes restructuring and other expense of $10.0 million in fiscal 2002.
(2) Includes restructuring and other expense (income) of $(0.7) million in fiscal 2001.

The following table presents the details of the other segment earnings (loss) before income taxes:

                                                                     Three Months Ended                     Six Months Ended
                                                               -------------------------------        ----------------------------
(Dollars in thousands)                                           May 3,               May 4,             May 3,            May 4,
                                                                  2002                 2001               2002              2001
                                                               ----------           ----------        ----------        ----------
Corporate expenses............................................  $(18,268)            $(17,936)         $(39,517)         $(36,357)
Finance charge revenue........................................     1,249                1,689             2,317             3,010
Elimination of corporate financing expense....................     4,423                4,551             7,038             7,230
Interest expense, net.........................................    (5,248)              (6,437)          (10,568)          (11,713)
Other expense.................................................    (2,907)              (3,295)           (2,364)           (3,512)
                                                                --------             --------          --------          --------
Total.........................................................  $(20,751)            $(21,428)         $(43,094)         $(41,342)
                                                                ========             ========          ========          ========

Goodwill

As described previously, the company adopted SFAS No. 142 as of November 1, 2001. The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the six month period ended May 4, 2001:

                                                                   Three Months Ended                   Six Months Ended
                                                            -----------------------------        ------------------------------
      (Dollars in thousands, except per share data)             May 3,          May  4,               May 3,          May 4,
                                                                 2002             2001                2002             2001
                                                            -------------    ------------        --------------   -------------
      Net earnings:
      As reported...........................................$      38,138    $     30,057        $       8,403    $      31,360
      Goodwill amortization, net of tax.....................            -           2,813                    -            4,256
                                                            -------------    ------------        -------------    -------------
      Adjusted net earnings.................................$      38,138    $     32,870        $       8,403    $      35,616
                                                            =============    ============        =============    =============

      Basic net earnings per share:
      As reported...........................................$        3.03    $       2.34        $        0.67    $        2.45
      Goodwill amortization, net of tax.....................            -            0.22                    -             0.33
                                                            -------------    ------------        -------------    -------------
      Adjusted basic net earnings per share.................$        3.03    $       2.56        $        0.67    $        2.78
                                                            =============    ============        =============    =============

      Diluted net earnings per share:
      As reported...........................................$        2.91    $       2.28        $        0.65    $        2.38
      Goodwill amortization, net of tax.....................            -            0.21                    -             0.32
                                                            -------------    ------------        -------------    -------------
      Adjusted diluted net earnings per share...............$        2.91    $       2.49        $        0.65    $        2.70
                                                            =============    ============        =============    =============

The changes in the net carrying amount of goodwill for the first six months of fiscal 2002 were as follows:

      (Dollars in thousands)                                Professional          Residential
                                                                Segment             Segment                Total
                                                            -------------        -------------       --------------
       Balance as of October 31, 2001.......................$      94,050        $       8,874       $      102,924
       Impairment charge ...................................      (25,123)                   -              (25,123)
       Translation adjustment...............................           11                   27                   38
                                                            -------------        -------------       --------------
       Balance as of May 3, 2002............................$      68,938        $       8,901       $       77,839
                                                            =============        =============       ==============

Other Intangible Assets

During the first quarter of fiscal 2002, the company determined that the patents and non-compete agreements related to the agricultural irrigation market were impaired. This impairment charge of $2.0 million was recognized as part of restructuring and other expense during the first quarter of fiscal 2002.

The components of other amortizable intangible assets were as follows:

                                                                      May 3, 2002                         October 31, 2001
                                                            --------------------------------     --------------------------------
(Dollars in thousands)                                      Gross Carrying      Accumulated      Gross Carrying      Accumulated
                                                               Amount           Amortization         Amount          Amortization
                                                            --------------      ------------     --------------     -------------
Patents.....................................................  $    6,104        $    (4,444)     $      7,104       $    (4,501)
Non-compete agreements......................................         800               (319)            3,183            (1,285)
Other.......................................................         800               (755)            1,197            (1,090)
                                                              ----------         ----------      ------------       -----------
Total.......................................................  $    7,704        $    (5,518)     $     11,484       $    (6,876)
                                                              ==========        ===========      ============       ===========

Total other intangible assets, net..........................  $    2,186                         $      4,608
                                                              ==========                         ============

Amortization expense for intangible assets during the first six months of fiscal 2002 was $0.4 million. Estimated amortization expense for the remainder of fiscal 2002 and succeeding fiscal years are as follows ($ in thousands): 2002 (remainder), $286; 2003, $479; 2004, $357; 2005, $337; 2006, $337; 2007, $182
and beyond 2008, $208.

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale and a related asset recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. During the quarter ended May 3, 2002, the amount of adjustments to earnings for such cash flow hedges was immaterial. At May 3, 2002, the amount of such contracts outstanding was $9.2 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive income (loss) at May 3, 2002 was immaterial.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a purchase and a related liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. During the quarter ended May 3, 2002, the amount of adjustments to earnings for such cash flow hedges was immaterial. At May 3, 2002, the amount of such contracts outstanding was $3.0 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive income (loss) at May 3, 2002 was immaterial.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties that could affect the company's overall financial position include slower growth in the global and domestic economies; economic uncertainty created by the threat of terrorist acts and war, which may result in reductions in consumer spending, including spending for travel and golf, and heightened security for import and export shipments of components and finished goods; the company's customers' ability to pay amounts owed to Toro; inability to achieve earnings growth in fiscal 2002 (excluding the effect of the change in reporting goodwill and announced restructuring plans) above fiscal 2001; inability to increase fiscal 2002 revenue above fiscal 2001; inability to achieve goals of the "5 by Five" profit improvement program, which means achieving an after-tax return on sales of five percent by fiscal 2003; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; financial viability of some distributors and dealers; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; changes in distributor ownership; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination or reduction of shelf space for Toro's products; the company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected trends in warranty claims or unknown product defects; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement, employment, and commercial disputes; the impact of new accounting standards; and the risk that these uncertainties could affect the impact of critical accounting policies and estimates.

Particular risks and uncertainties facing the company's professional segment at the present include slower growth in both global and domestic economies that has been important to the growth of the company's professional businesses, including the golf and landscape contractor markets; management of field inventory levels; market acceptance of new products; unforeseen product quality problems; the degree of success related to the announced restructuring and plant consolidations; a slower growth rate in new golf course construction or existing golf course renovations; a slower growth rate in the number of new golfers, which slows new golf course construction; a potential slowdown in new home construction; a potential slowdown in the trend to outsource lawn maintenance to landscape contractors; challenges of establishing new dealers for the Sitework Systems product line; and the degree of success in reducing costs and management changes in the agricultural irrigation market business.

Particular risks and uncertainties facing the company's residential segment at the present time include inflationary pressures and slower economic growth; a decline in consumer spending for higher-priced products; a decline in retail sales; a weaker than expected market response to new products and potential sales decline for existing product categories; unforeseen product quality problems; degree of financial success related to the new moderate-priced walk power mowers and related capital investments for a new production facility to satisfy expected increase in demand for this product and the increased dependence on The Home Depot as a customer; changing buying patterns, including but not limited to a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel or customer, particularly as the company's residential segment is more dependent on home center sales; and a potential slowdown in home sales.

Particular risks and uncertainties facing the company's international business at the present include weak economic conditions in the European market; heightened security for import and export shipments of components or finished goods, including delays at border crossings, especially with Mexico; the cost of price support provided to international customers and suppliers; internal and external conflicts in or between foreign countries and economic recession in countries that are markets for Toro; currency fluctuations of the dollar against the euro, Japanese yen, Australian dollar, British pound, Canadian dollar, and Mexican peso; and tax law changes.

Particular risks and uncertainties facing the company's distribution segment at the present include inflationary pressures and slower economic growth; a decline in retail sales; viability of dealers; degree of success related to operation restructuring, including technology and facility investments in the distribution companies; ability to capture national account business; purchasing practices of national accounts; a slower growth rate in new golf course construction or existing golf course renovations; successful integration of acquired distribution companies; impact of Toro pricing on some product lines sold through the distribution companies; ability to successfully implement a just-in-time inventory initiative; and unforeseen product quality problems.

In addition, the company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; the uncertainty of the economic effect from terrorists' actions and the war on terrorism; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; imposition of new tariffs on commodities, such as steel; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the company's ability to maintain good relations with its employees.

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

RESULTS OF OPERATIONS

Second quarter net sales were $470.3 million compared to $459.6 million last year, an increase of 2.3 percent. Year-to-date net sales were up slightly by 1.1 percent. Residential segment net sales, led by initial stocking and positive reaction to the new moderate-priced line of Toro walk power mowers, contributed to the increase. Worldwide sales for the professional segment were down for the second quarter and year-to-date compared to last year due primarily to Toro's as well as customers' efforts to reduce field inventory levels. Distribution segment sales were higher than last year due to the addition of revenues of a distribution company acquired in the second half of fiscal 2001, which also contributed to the unfavorable change in the other segment due to the sales elimination increase. International sales were up for the second quarter due in part to stronger than expected demand in the Asian golf market during the second quarter. However, international net sales are down for the year due to economic uncertainties in foreign markets. Disregarding currency effects, international sales were up 4.0 percent for the second quarter and down slightly year-to-date by 0.9 percent.

The following table summarizes net sales by segment:

                                                                                    Three Months Ended
                                                            -------------------------------------------------------------------
(Dollars in thousands)                                          May 3,            May 4,
                                                                 2002              2001           $ Change         % Change
                                                            -------------     -------------     --------------    -------------
Professional................................................$     290,201     $     294,771     $       (4,570)          (1.6)%
Residential.................................................      169,735           155,551             14,184            9.1
Distribution................................................       44,144            42,281              1,863            4.4
Other.......................................................      (33,766)          (32,990)              (776)          (2.4)
                                                            -------------     -------------     --------------
    Total *.................................................$     470,314     $     459,613     $       10,701            2.3%
                                                            =============     =============     ==============

* Includes international net sales of:......................$      86,279     $      83,651     $        2,628            3.1%
                                                            =============     =============     ==============


                                                                                      Six Months Ended
                                                            --------------------------------------------------------------------
(Dollars in thousands)                                          May 3,             May 4,
                                                                 2002               2001           $ Change         % Change
                                                            -------------      -------------     --------------    -------------
Professional................................................$     465,966      $     478,385     $      (12,419)          (2.6)%
Residential.................................................      261,951            244,878             17,073            7.0
Distribution................................................       68,373             60,513              7,860           13.0
Other.......................................................      (48,061)           (43,813)            (4,248)          (9.7)
                                                            -------------      -------------     --------------
    Total *.................................................$     748,229      $     739,963     $        8,266            1.1%
                                                            =============      =============     ==============

* Includes international net sales of:......................$     149,374      $     152,384     $       (3,010)          (2.0)%
                                                            =============      =============     ==============

Second quarter net earnings for fiscal 2002 were $36.4 million before a one-time tax refund of $1.8 million compared to $32.9 million in the second quarter of fiscal 2001, which excludes goodwill amortization. This increase of 10.6 percent was due primarily to higher sales, an improvement in gross profit margins, lower interest expense, and an increase in other income, net, somewhat offset by an increase in warranty expense. Year-to-date net earnings in fiscal 2002 were $8.4 million, which includes a cumulative effect of change in accounting principle of $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142 as well as restructuring and other expense of $10.0 million and a one-time tax refund of $1.8 million. Dilutive net earnings per share before cumulative effect of change in accounting principle, restructuring and other expense (income), a one-time tax refund and excluding goodwill amortization for the first six months of fiscal 2001, were $2.93 in the first six months of fiscal 2002 compared to $2.67 in the first six months of fiscal 2001, an increase of 9.7 percent. The increase was due to the same reasons as in the quarter comparison.

The following table summarizes the changes in net earnings and dilutive earnings per share data, net of tax effect:

                                                                                        Three Months Ended
                                                            ------------------------------------------------------------------------
                                                                         May 3, 2002                         May 4, 2001
                                                            ----------------------------------     ---------------------------------
                                                                Dollars           Dilutive per         Dollars          Dilutive per
                                                             (in thousands)       Common Share      (in thousands)      Common Share
                                                             -------------        ------------      --------------      ------------
Net earnings..................................................$   38,138           $   2.91            $ 30,057          $     2.28
Add (subtract):
  Goodwill amortization expense...............................         -                  -               2,813                0.21
  One-time tax refund.........................................    (1,775)             (0.13)                  -                   -
                                                              ----------           --------            --------          ----------
Adjusted earnings before goodwill amortization expense
  and one-time tax refund ....................................$   36,363           $   2.78            $ 32,870          $     2.49
                                                              ==========           ========            ========          ==========


                                                                                         Six Months Ended
                                                            ------------------------------------------------------------------------
                                                                        May 3, 2002                            May 4, 2001
                                                            ---------------------------------      ---------------------------------
                                                                Dollars          Dilutive per          Dollars          Dilutive per
                                                             (in thousands)      Common Share       (in thousands)      Common Share
                                                             --------------      ------------       --------------      ------------
Net earnings..................................................$    8,403           $   0.65            $ 31,360          $     2.38
Add (subtract):
  Cumulative effect of change in accounting principle.........    24,614               1.91                   -                   -
  Restructuring and other expense (income)....................     6,668               0.51                (447)              (0.03)
  Goodwill amortization expense...............................         -                  -               4,256                0.32
  One-time tax refund.........................................    (1,775)             (0.14)                  -                   -
                                                              ----------           --------            --------            --------
Adjusted earnings before cumulative effect of change in
  accounting principle, restructuring and other expense
  (income), goodwill amortization expense, and one-time tax
  refund......................................................$   37,910          $    2.93            $ 35,169           $    2.67
                                                              ==========          =========            ========           =========

Professional Segment Net Sales

Net sales for the worldwide professional segment in the second quarter of fiscal 2002 were down 1.6 percent compared to the second quarter of fiscal 2001. A decline in shipments of landscape contractor mowing equipment led this decrease as a result of Toro's as well as customers' efforts to reduce field inventory levels and the late spring weather. Sitework Systems shipments were also down compared to the second quarter of last year due to transitioning to new dealers in key markets. Worldwide agricultural irrigation sales also declined in the second quarter compared to 2001 due to lower demand for drip line products. However, commercial equipment and irrigation product sales were up compared to last year's second quarter due to lower field inventory levels entering fiscal 2002 as well as the successful introduction of new products. International sales were also up for the second quarter comparison by 4.3 percent due in part to stronger than expected demand in the Asian golf market.

Net sales for the worldwide professional segment in the first six months of fiscal 2002 were down 2.6 percent compared to the first six months of fiscal 2001. The decline in shipments of landscape contractor mowing equipment led this decrease due to the same factors mentioned in the quarter comparison above. Commercial equipment sales were up slightly for the year, and irrigation product sales also increased compared to last year mainly due to lower field inventory levels entering fiscal 2002. Sitework Systems and agricultural irrigation product sales were also slightly up for the year-to-date comparison.

Residential Segment Net Sales

Net sales for the worldwide residential segment in the second quarter of fiscal 2002 increased 9.1 percent compared to the second quarter of fiscal 2001. Walk power mower shipments led this increase due to initial stocking and positive reaction to the new moderate-priced line of Toro walk power mowers sold at The Home Depot and through the Toro dealer network. Sales of retail irrigation products were also higher compared to the second quarter of fiscal 2001 due to additional regional placement with a key customer. Offsetting those increases to some degree were lower worldwide shipments of riding products due to continued weak economic conditions that has resulted in lower sales of higher-priced products. In addition, the comparison with last year is more difficult because of initial stocking shipments in 2001 for new riding products, such as the Toro Timecutter(TM) Z mower and the Toro Twister(TM) utility vehicle. Sales of electric blowers and trimmers were also down due to the cold spring weather, field inventory reduction efforts by Toro's customers, and a decline in shipments to a mass customer as a result of credit line restrictions. Lawn-Boy walk power mower shipments also declined due to lost placement for the 4 cycle engine models as well as a shift in consumer spending to the new moderate-priced line of Toro walk power mowers.

Net sales for the worldwide residential segment in the first six months of fiscal 2002 increased 7.0 percent compared to the first six months of fiscal 2001. The increase was due to the same contributing factors mentioned in the above quarter comparison, except that sales of electric blowers were up for the year-to-date comparison due to warm fall weather that extended the selling season into the first quarter of fiscal 2002 and higher snowthrower shipments due to low field inventory levels entering the 2001/2002 winter season. International sales were down compared to last year due to high field inventory levels of walk power mowers and riding products, somewhat offset by increased sales of retail irrigation products in Australia due to favorable weather conditions.

Distribution Segment Net Sales

Net sales for the distribution segment in the second quarter of fiscal 2002 increased 4.4 percent compared to the second quarter of fiscal 2001. The increase was due to the addition of sales from a distribution company acquired in the third quarter of fiscal 2001. This increase was partially offset by lower sales at two company-owned distributors located in the midwest and southern United States regions as a result of unfavorable weather conditions that have negatively affected shipments to the golf market.

Net sales for the distribution segment in the first six months of fiscal 2002 increased 13.0 percent compared to the first six months of fiscal 2001. The change was due to the same contributing factors mentioned in the quarter comparison above.

Other Segment Net Sales

Net sales for the other segment includes the elimination of sales from the professional and residential segments to the distribution segment, and elimination of the professional and residential segments' floor plan interest costs from the Toro Credit Company. The other segment net sales elimination in the second quarter of fiscal 2002 increased 2.4 percent compared to the second quarter of fiscal 2001. This increase was mainly due to the additional sales elimination for a distribution company acquired in the third quarter of fiscal 2001.

Year-to-date net sales elimination for the other segment in fiscal 2002 increased 9.7 percent compared to last year. This increase was mainly due to the additional sales elimination for a distribution company acquired in the third quarter of fiscal 2001.

Gross Profit

Second quarter gross profit in fiscal 2002 was up 3.2 percent compared to the second quarter of fiscal 2001. As a percentage of net sales, gross profit in the second quarter of fiscal 2002 was 34.5 percent compared to 34.2 percent in the second quarter of fiscal 2001. This increase was due to cost reduction efforts, lower resin costs for irrigation products, as well as positive results from lower material costs as part of the company's "5 by Five" program initiatives. International gross profit also improved due to lower currency support costs in fiscal 2002 compared to fiscal 2001. Somewhat offsetting those positive factors were higher manufacturing costs due to lower plant utilization.

Year-to-date gross profit was up 3.6 percent compared to last year. As a percentage of net sales, year-to-date gross profit in fiscal 2002 was 34.4 percent compared to 33.6 percent last year. This improvement was the result of the same reasons mentioned in the above quarter comparison.

Selling, General, and Administrative Expense

Second quarter selling, general, and administrative expense (SG&A) increased 2.8 percent compared to the second quarter of fiscal 2001. SG&A for the second quarter of fiscal 2001 included goodwill amortization expense of $2.1 million, which is not reflected in SG&A costs in fiscal 2002 due to the adoption of SFAS No. 142 described previously. Excluding goodwill amortization expense for the second quarter of fiscal 2001, SG&A as a percentage of net sales was 22.2 percent in the second quarter of fiscal 2002 compared to 21.6 percent in the second quarter of fiscal 2001. SG&A costs were up mainly due to higher warranty expense related to special reserves for known product modifications for both professional and residential segment products. The acquisition of a distribution company in the third quarter of fiscal 2001 also added approximately $1.3 million of incremental SG&A expense.

Year-to-date SG&A expense increased 2.2 percent compared to last year. SG&A for fiscal 2001 included goodwill amortization expense of $4.2 million, which is not reflected in SG&A costs in fiscal 2002 due to the adoption of SFAS No. 142 described previously. Excluding goodwill amortization expense for fiscal 2001, SG&A as a percentage of net sales was 25.8 percent in the first six months of fiscal 2002 compared to 25.0 percent in the first six months of fiscal 2001. The increase was due to the same contributing factors mentioned in the above quarter comparison plus higher bad debt expense due to collection uncertainty for some customers and increased incentive compensation expense. The acquisition of a distribution company in the third quarter of fiscal 2001 also added approximately $2.7 million of incremental SG&A expense in the first six months of fiscal 2002.

Restructuring and Other Expense (Income)

Year-to-date restructuring and other expense for fiscal 2002 was $10.0 million. In the first quarter of fiscal 2002, the company announced plans to close its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The closure of these facilities resulted in a pre-tax restructuring and other expense charge of $8.0 million. In the first quarter of fiscal 2002, the company also incurred a $2.0 million charge for asset impairment related to write-offs of patents and non-compete agreements in the agricultural irrigation business. Toro also evaluated the recoverability of some acquired intangible assets and determined the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this business. During the first quarter of fiscal 2001, the company had restructuring and other unusual income of $0.7 million. This income related to the reversal of an accrual remaining for closing of the Sardis, Mississippi facility, which was sold during the first quarter of fiscal 2001.

Interest Expense

Second quarter interest expense in fiscal 2002 declined 18.5 percent compared to the second quarter of fiscal 2001. This decrease was primarily due to lower levels of short-term debt as a result of using prior years' earnings to pay down debt as well as lower interest rates.

Year-to-date interest expense in fiscal 2002 declined 9.8 percent compared to last year. This decrease in interest expense for the year was due to the same contributing factors as in the quarter comparison.

Other Income (Expense), Net

Second quarter other income, net, in fiscal 2002 was $1.7 million compared to other expense, net of $1.4 million in the second quarter of fiscal 2001, a favorable change of $3.1 million. This favorable variance was due to lower currency exchange rate losses and lower write-downs of investments, somewhat offset by a decline in finance charge revenue.

Year-to-date other income, net, was $3.1 million compared to $1.5 million last year, a favorable change of $1.6 million. This favorable variance was due to the same reasons mentioned in the above quarter comparison.

Operating Earnings (Loss) by Segment

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income (expense), net for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

Professional Segment Operating Earnings

Operating earnings for the worldwide professional segment in the second quarter of fiscal 2002 were $53.2 million compared to $49.5 million last year, an increase of 7.5 percent. As a percentage of net sales, second quarter fiscal 2002 operating earnings were 18.3 percent compared to 16.8 percent in last year's comparable quarter. Gross margin as a percentage of net sales rose 1.8 percent, mainly from cost reduction efforts, lower resin costs for irrigation products, as well as positive results from lower material costs as part of the company's "5 by Five" program initiatives, somewhat offset by higher manufacturing costs due to lower plant utilization. SG&A costs as a percent of professional segment sales were higher by 0.6 percent due to increased warranty expense, partially offset by lower costs related to the exclusion of goodwill amortization expense in the second quarter of fiscal 2002. Other income, net for the professional segment was also higher contributing to the profit improvement due to lower write-off of investments and currency exchange rate losses.

Year-to-date operating earnings before restructuring and other expense for the worldwide professional segment in fiscal 2002 was $72.3 million compared to $67.6 million last year, an increase of 6.9 percent. As a percentage of net sales, professional segment operating margins increased to 15.5 percent from
14.1 percent last year. The reasons for the increase are the same as in the quarter comparison.

Residential Segment Operating Earnings

Operating earnings for the worldwide residential segment in the second quarter of fiscal 2002 were $20.1 million compared to $18.4 million in the second quarter of fiscal 2001, an increase of 9.2 percent. As a percentage of net sales, residential segment operating margins were even with the prior year's comparable quarter at 11.8 percent. Gross margin fell 1.3 percent as a percentage of net sales due to lower margins for the new moderate-priced line of walk power mowers and higher manufacturing costs, partially offset by lower costs for currency support in fiscal 2002 compared to fiscal 2001. SG&A costs were lower by 0.9 percent as a percentage of residential segment sales due to leveraging fixed SG&A costs over higher sales volumes, somewhat offset by higher warranty expense. Other income, net for the residential segment was also higher due to lower currency exchange rate losses.

Year-to-date operating earnings before restructuring and other income for the worldwide residential segment in fiscal 2002 was $27.8 million compared to $24.2 million last year, an increase of 14.8 percent. As a percentage of net sales, residential segment operating margins increased to 10.6 percent from 9.9 percent last year. The reasons for the increase are the same as in the quarter comparison.

Distribution Segment Operating Earnings (Loss)

Operating earnings for the distribution segment in the second quarter of fiscal 2002 were $1.7 million compared to $1.3 million for the second quarter of fiscal 2001. The 36.6 percent improvement was mainly due to operating improvement at one of the company-owned distributorships.

Year-to-date operating losses for the distribution segment in fiscal 2002 were $0.4 million compared to $1.3 million last year. The $0.9 million improvement was mainly due to operating improvement at one of the company-owned distributorships.

Other Segment Operating Losses

Operating losses for the other segment in the second quarter of fiscal 2002 were $20.8 million compared to losses of $21.4 million in the second quarter of fiscal 2001, a favorable change of 3.2 percent. This improvement was due to lower interest expense and an increase in other income, net related to lower write-off of investments and currency exchange rate losses.

Year-to-date operating losses for the other segment in fiscal 2002 were $43.1 million compared to losses of $41.3 million in fiscal 2001, an unfavorable change of 4.2 percent. This loss increase was due to higher bad debt expense and incentive compensation costs, slightly offset by lower interest expense.

Provision for Income Taxes

The effective tax rate in the second quarter and six months of fiscal 2002 was
33.0 percent compared to 37.0 percent in the second quarter and first six months of fiscal 2001 before a one-time federal tax refund of $1.8 million. The decrease was mainly due to the adoption of SFAS No. 142 that eliminated goodwill amortization expense beginning in the first quarter of fiscal 2002, of which most was not deductible for tax purposes. The tax rate also decreased due to increased benefits from foreign tax strategies related to Toro's foreign sales corporation. In the second quarter of fiscal 2002, Toro received a one-time federal tax refund related to the company's foreign sales corporation for prior fiscal years.

Cumulative Effect of Change in Accounting Principle

In connection with the adoption of SFAS No. 142, the company performed an evaluation of goodwill as of November 1, 2001. The results of the evaluation indicated that goodwill related to the agricultural irrigation reporting unit was impaired. The performance of this reporting unit had not met management's original expectations, mainly due to lower than anticipated growth rates in the drip line market. This resulted in lower industry-wide pricing and margins on product sales. The company measured the amount of impairment based on a comparison of the fair value to its carrying value. Accordingly, the company recognized a $24.6 million non-cash charge, net of income tax benefit of $0.5 million, as a cumulative effect of change in accounting principle for the write-off of goodwill for the agricultural irrigation reporting unit. The results of this unit are reflected in the professional segment of the company. The company is still committed to the agricultural irrigation business and expects the performance of this business to improve over the next few years as a result of cost reduction efforts and strengthened management. The company is still committed to this business.

Financial Position as of May 3, 2002

     May 3, 2002 compared to May 4, 2001

Total assets at May 3, 2002 were $1,002.5 million compared to $1,022.9 million on May 4, 2001, a decrease of $20.4 million. Net accounts receivable increased by $5.1 million or 1.1 percent, which is approximately equivalent to the year-to-date sales increase. Inventory decreased $4.1 million or 1.7 percent. The addition of a new distribution company acquired in the third quarter of fiscal 2001 added $4.8 million of incremental net inventory. The inventory decrease was mainly due to improved asset management and reduced production for some professional segment products. Net property, plant, and equipment increased $13.0 million due to higher amounts of capital additions in comparison to depreciation expense, mainly for plant expansion in Mexico and at the Beatrice, Nebraska facility. Goodwill and other intangible assets decreased $29.6 million mainly due to the goodwill and other intangible asset write-offs for the agricultural irrigation business as part of the adoption of SFAS No. 142. In addition, amortization expense of goodwill and other intangible assets in fiscal 2001 also contributed to the decrease in goodwill and other intangible assets.

Total current liabilities at May 3, 2002 were $458.5 million compared to $482.7 million at May 4, 2001, a decrease of 5.0 percent. Short-term debt decreased by $48.0 million mainly due to using prior years' earnings to pay down short-term debt as well as higher levels of accounts payable. Accounts payable increased by $13.0 million due to the company's efforts to extend its payment terms. Accrued liabilities decreased by $5.5 million mainly due to a decrease in income tax and marketing accruals.

     May 3, 2002 compared to October 31, 2001

Total assets at May 3, 2002 were $1,002.5 million compared to $835.7 million at October 31, 2001, an increase of $166.8 million. Net accounts receivable increased $192.2 million from October 31, 2001 due to the seasonal increase in accounts receivable, which historically occurs between January and April. Inventory slightly increased by $0.7 million. Net property, plant, and equipment increased $8.3 million due to higher amounts of capital additions in comparison to depreciation expense mainly for plant expansion in Mexico and at the Beatrice, Nebraska facility. Goodwill and other intangible assets decreased $27.5 million mainly due to the goodwill and other intangible asset write-offs for the agricultural irrigation business as previously discussed.

Total current liabilities at May 3, 2002 were $458.5 million compared to $292.6 million at October 31, 2001, an increase of $166.0 million. This increase was the result of additional short-term debt of $95.8 million, reflecting the company's strategy of utilizing short-term debt to fund seasonal working capital needs. These requirements are historically greatest in the winter and spring months. Accounts payable increased by $12.6 million due to the company's efforts to extend its payment terms. Accrued liabilities also increased by $41.8 million due mainly to higher accruals for warranty, income tax, and restructuring and other expense as well as higher accruals for various seasonal sales and marketing programs, which are at their peak during the spring selling season.

Critical Accounting Estimates

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

Toro's significant accounting policies are described in Note 1 to the consolidated financial statements in the company's Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult subjective or complex judgments or estimates. However, management believes the following accounting policies, which require more significant judgments and estimates used in the preparation of our consolidated financial statements, could be deemed to be critical within the SEC definition.

      Accounts and Notes Receivable Valuation

The company establishes a reserve for specific accounts and notes receivables that are believed to be uncollectable as well as an estimate of uncollectable receivables. The company evaluates past collection history, current financial conditions of key customers, and economic conditions when establishing an allowance for doubtful accounts every quarter. Portions of the accounts receivable are supported by a security interest in product held by customers, which minimizes Toro's collection exposure. A deterioration in the financial condition of any key customer or a significant continued slow down in the economy could have a material negative impact on the company's ability to collect a portion of the accounts and notes receivable. Management believes it has properly reserved for potential uncollectable receivables at May 3, 2002.

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

The company manufactures products in advance of the selling season. As a result, Toro could have higher than planned inventory levels if demand declines significantly from anticipated levels. The majority of the company's products do not change from year to year, so that excess inventory from one year is usually sold for at least cost in the next fiscal year. Management believes it has established an adequate reserve for excess and obsolete inventory as of May 3, 2002.

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

Management believes that analysis of historical trends and knowledge of potential manufacturing or design problems provides sufficient information to establish an estimate for warranty claims at the time of sale. Management believes it has sufficiently reserved for future warranty claims as of May 3, 2002.

Liquidity and Capital Resources

Cash used in operating activities for the first six months of fiscal 2002 was $39.6 million, or 31.1 percent lower than the first six months in fiscal 2001, primarily due to a slower rate of increase in working capital, mainly for inventory, as compared to the prior year's comparable period. Cash used in investing activities was higher by $2.5 million, or 11.7 percent when compared with the first six months of fiscal 2001, during which the company paid $6.2 million, net of cash acquired for Goossen Industries, Inc. Higher levels of purchases of property, plant, and equipment and other assets in the first six months of fiscal 2002 compared to the same time period in fiscal 2001 also contributed to the increase. Cash provided by financing activities was lower by $50.8 million because the company borrowed less short-term debt during the first six months of fiscal 2002 compared to the first six months of fiscal 2001. In addition, Toro was able to use cash on hand at October 31, 2001, which was higher compared to cash on hand at October 31, 2000, for operating and investing activities in the first quarter of fiscal 2002.

The company entered into new agreements (Working Capital Agreements) with its banks during February 2002 to fund its seasonal working capital requirements. The Working Capital Agreements provide $250.0 million of committed unsecured bank credit lines. Under these Working Capital Agreements, the company can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the Working Capital Agreements, which increased in the new agreements. However, the company anticipates lower interest expense in fiscal 2002 compared to fiscal 2001 due to lower average LIBOR rates and lower average borrowing levels. The company's non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $10 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company also has a letter of credit subfacility as part of the above Working Capital Agreements. The company's business is seasonal, with peak borrowing under the agreements described above generally occurring between February and May each year. Significant financial covenants in the Working Capital Agreements relate to interest coverage and debt to total capitalization ratios. The company was in compliance with all covenants related to the Working Capital Agreements at May 3, 2002. If the company was out of compliance with any debt covenant required by the Working Capital Agreements, the banks could terminate their commitments unless Toro could negotiate a covenant waiver from the banks. In addition, the company's long-term public notes and debentures could become due and payable if the company was unable to obtain a covenant waiver or refinance its short-term debt under its Working Capital Agreements. If the company's credit rating falls below investment grade, the interest rate it currently pays on outstanding debt on the Working Capital Agreements would rise, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade.

Management believes that the combination of funds available through its existing Working Capital Agreements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, acquisitions, and stock repurchases during the next twelve months.

Contractual Obligations and Commercial Commitments

The following information is presented as of October 31, 2001, and there has been no material change in this information.

(Dollars in thousands)                                                            Due in Fiscal
                                      ----------------------------------------------------------------------------------------------
Obligation                               2002          2003          2004           2005          2006       After 2006       Total
----------                            ----------    ----------    ----------     ---------     ----------    ----------   ----------
Long-term debt........................$      513    $   15,830    $       44     $      45     $       46    $  178,600   $  195,078
Capital lease obligation..............        92             -             -             -              -             -           92
Operating leases......................     9,523         7,220         5,075         3,676          2,527         5,761       33,782
                                      ----------    ----------    ----------     ---------     ----------    ----------   ----------
Total cash obligations................$   10,128    $   23,050    $    5,119     $   3,721     $    2,573    $  184,361   $  228,952
                                      ==========    ==========    ==========     =========     ==========    ==========   ==========

The company also has approximately $20 million in outstanding letters of credit at any given time as required by certain vendor contracts. The company also has guaranteed debts incurred by business partners, aggregating $1.4 million as of May 3, 2002.

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

TCC and other third party finance companies purchase selected receivables from Toro and its distributors and dealers for extended periods, which enables those customers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are either incurred by Toro, shared between Toro and the distributor or dealer, or paid by the distributor or dealer. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Under the terms of the sales to distributors and dealers, finance charges are charged to distributors and dealers on outstanding balances, from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale to the distributor or dealer, until payment is received by the third party finance company. Rates are generally fixed or based on prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.

Third party financing companies purchased $359.9 million of domestic receivables of Toro financed products during the last twelve months. The outstanding receivable balance owed from the company's domestic distributors and dealers to third party financing companies was $165.2 million at May 3, 2002. The company also enters into limited inventory repurchase agreements with third party financing companies. At May 3, 2002, the company was contingently liable to repurchase up to $3.7 million of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory from third party financing companies over the past few years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product.

In the normal course of business, the company's international operations have arrangements with other third party finance companies to provide wholesale financing services. None of these arrangements has any material financial involvement required by the company.

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

         Distributor Financing

The company enters into long-term loan and equity investment agreements with some distribution partners. These transactions are used for expansion of the distribution partners' businesses, acquisitions, refinancing working capital agreements, or ownership changes. As of May 3, 2002, Toro had borrowed and/or invested $7.5 million in some distribution companies, which is included in other long-term assets on the consolidated balance sheet.

Inflation

The company is subject to the effects of inflation and changing prices. In management's opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. However, there is no assurance that inflation will not materially affect the company in the future.

Outlook

The company anticipates sales growth in the second half of fiscal 2002 for the professional segment as Toro introduces new products and programs, including new financing solutions for golf courses, municipalities, and sports fields to acquire irrigation systems and maintenance equipment. However, sales in the landscape contractor market are anticipated to be lower than projected in fiscal 2002 due to the sales shortfall in the first six months of fiscal 2002 that is not expected to be fully recovered in the remaining second half of the year due to field inventory management efforts. Management expects sales growth in fiscal 2002 for the residential segment to be driven primarily by the new line of moderate-priced Toro brand walk power mowers sold at The Home Depot and Toro dealer networks. In addition, continued benefits from "5 by Five" programs are also expected to improve fiscal 2002 earnings. Management expects sales growth in the single digits in fiscal 2002 over fiscal 2001, and double digit earnings growth in fiscal 2002 over fiscal 2001, before cumulative effect of accounting change, restructuring and other expense and exclusion of goodwill amortization, while keeping a cautionary eye on the weather and world economies.

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

The following foreign currency exchange contracts held by the company have maturity dates in fiscal 2002. All items are non-trading and stated in U.S. dollars. Certain derivative instruments the company enters into do not meet the hedging criteria of SFAS No. 133, therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, value of derivative instrument in accumulated comprehensive income (loss), and fair value of derivative instrument in other income, net at May 3, 2002 were as follows:

----------------------------------------------- ---------------- ----------------- ------------------- -----------------
                                                                                        VALUE IN
                                                                                      ACCUMULATED
                                                    AVERAGE                              OTHER            FAIR VALUE
                                                   CONTRACTED         NOTIONAL       COMPREHENSIVE          IMPACT
DOLLARS IN THOUSANDS                                  RATE             AMOUNT         INCOME (LOSS)       GAIN (LOSS)
=============================================== ================ ================= =================== =================
Buy US dollar/Sell Australian dollar                  .5188      $    7,235.6      $        (27.5)     $    (161.0)
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy US dollar/Sell Canadian dollar                   1.5661           4,054.6                (5.4)            (3.5)
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy US dollar/Sell Euro                               .8961           2,778.0                (6.1)            (4.3)
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Australian dollar/Sell US dollar                  .5150           2,475.9                (0.6)           101.2
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy British pound/Sell US dollar                     1.3745             137.5                   -              8.9
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Canadian dollar/Sell US dollar                    .6413             192.4                   -             (0.3)
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Euro/Sell US dollar                               .8834           5,565.3                24.1             86.9
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Japanese yen/Sell US dollar                    120.8032           3,600.9              (154.4)           (39.8)
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Mexican peso/Sell US dollar                      9.9114           4,288.0                   -            174.9
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Swiss franc/Sell US dollar                       1.7035             797.2                49.3                -
----------------------------------------------- ---------------- ----------------- ------------------- -----------------

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on March 14, 2002.

(b)      The results of the stockholder votes were as follows:

                                                                                                                          Broker
                                                                       For             Against          Abstain         Non-Votes
                                                                       ---             -------          -------         ---------
       1. Election of Directors
           Ronald O. Baukol                                          9,726,173         1,323,938               0                  0
           Katherine J. Harless                                     10,306,567           743,543               0                  0
           Dale R. Olseth                                           10,002,933         1,047,177               0                  0
       2. Approval of amendment of The Toro Company
            Annual Management Incentive Plan II.                    10,020,593           886,465         143,053                  0
       3. Approval of amendment of The Toro Company
            Performance Share Plan.                                  7,992,445         1,884,578         108,919          1,064,168
       4. Approval of amendment of The Toro Company 2000 Stock
            Option Plan.                                             8,211,184         1,673,968         100,791          1,064,168
       5. Approval of Selection of Independent
            Auditors for Fiscal 2002.                               10,781,203           209,760          59,146                  0


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
     3(i) and 4(a)        Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) and 4(a) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001).

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

     10(c)                The Toro Company Annual Management Incentive Plan II for officers of Registrant (incorporated by reference to the appendix to Registrant's Proxy Statement on Form DEF 14A for the fiscal year ended October 31,
                          2001).*

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

     10(f)                The Toro Company Performance Share Plan (incorporated by reference to the appendix to Registrant's Proxy
                          Statement on Form DEF 14A for the fiscal year ended October 31, 2001).*

     10(g)                The Toro Company 2000 Stock Option Plan (incorporated by reference to the appendix to Registrant's Proxy
                          Statement on Form DEF 14A for the fiscal year ended October 31, 2001).*

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


                                        THE TORO COMPANY
                                         (Registrant)


                                        By /s/ Stephen P. Wolfe
                                           ----------------------------------
                                           Stephen P. Wolfe
                                           Vice President, Finance
                                           Treasurer and Chief Financial Officer
                                           (principal financial officer)




Date:  June 17, 2002