Form 10-Q
period 2002-08-02
TORO CO
filed 2002-09-13
CIK 737758

================================================================================
--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Quarterly Period Ended August 2, 2002 Commission File Number 1-8649
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


The number of shares of Common Stock outstanding as of August 30, 2002 was 12,181,705.


================================================================================
--------------------------------------------------------------------------------

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

ITEM 1.             Condensed Consolidated Statements of Earnings (Unaudited) -
                        Three and Nine Months Ended August 2, 2002 and August 3, 2001.....................................3

                    Condensed Consolidated Balance Sheets (Unaudited) -
                        August 2, 2002, August 3, 2001 and October 31, 2001...............................................4

                    Condensed Consolidated Statements of Cash Flows (Unaudited) -
                        Nine Months Ended August 2, 2002 and August 3, 2001...............................................5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)....................................6-11

ITEM 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................................12-26

ITEM 4.             Controls and Procedures..............................................................................26

PART II.          OTHER INFORMATION:

ITEM 6.             Exhibits and Reports on Form 8-K....................................................................27-28

                    Signatures...........................................................................................29

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended                      Nine Months Ended
                                                           -----------------------------------  -----------------------------------
                                                               August 2,          August 3,         August 2,          August 3,
                                                                 2002               2001               2002              2001
                                                           ----------------   ----------------   ----------------   ---------------

Net sales..................................................$        375,632   $        329,744   $      1,123,861   $     1,069,707
Cost of sales..............................................         246,693            211,638            737,562           703,190
                                                           ----------------   ----------------   ----------------   ---------------
    Gross profit...........................................         128,939            118,106            386,299           366,517
Selling, general, and administrative expense...............          92,412             88,115            285,689           277,178
Restructuring and other expense (income)...................               -                  -              9,953              (679)
                                                           ----------------   ----------------   ----------------   ---------------
    Earnings from operations...............................          36,527             29,991             90,657            90,018
Interest expense...........................................          (4,656)            (6,177)           (15,224)          (17,890)
Other income, net..........................................             848              3,062              3,916             4,526
                                                           ----------------   ----------------   ----------------   ---------------
    Earnings before income taxes and cumulative
       effect of change in accounting principle............          32,719             26,876             79,349            76,654
Provision for income taxes.................................          10,797              9,944             24,410            28,362
                                                           ----------------   ----------------   ----------------   ---------------
       Earnings before cumulative effect of
         change in accounting principle....................          21,922             16,932             54,939            48,292
Cumulative effect of change in accounting principle,
    net of income tax benefit of $509......................               -                  -            (24,614)                -
                                                           ----------------   ----------------   ----------------   ---------------
       Net earnings........................................$         21,922   $         16,932  $          30,325  $         48,292
                                                           ================   ================  =================  ================

Basic net earnings per share of common stock, before
    cumulative effect of change in accounting principle....$            1.74  $           1.34  $            4.37  $           3.79
Cumulative effect change in accounting principle,
    net of income tax benefit..............................                -                 -              (1.96)                -
                                                           -----------------   ---------------   ----------------  ----------------
Basic net earnings per share of common stock...............$            1.74   $          1.34   $           2.41  $           3.79
                                                           =================   ===============   ================  ================

Diluted net earnings per share of common stock, before
    cumulative effect of change in accounting principle....$            1.68    $         1.30   $           4.24  $           3.68
Cumulative effect of change in accounting principle,
    net of income tax benefit..............................                -                 -              (1.90)                -
                                                           -----------------    --------------   ----------------  ----------------

Diluted net earnings per share of common stock.............$            1.68    $         1.30   $           2.34  $           3.68
                                                           =================    ==============   ================  ================


Weighted average number of shares of common stock
       outstanding - Basic.................................           12,609            12,644             12,568            12,741

Weighted average number of shares of common stock
       outstanding - Dilutive..............................           13,049            13,009             12,960            13,108




See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           August 2,            August 3,            October 31,
                                                                             2002                 2001                  2001
                                                                      -----------------     -----------------    -------------------
ASSETS
Cash and cash equivalents.............................................$               6     $              90    $           12,876
Receivables, net......................................................          341,891               335,697               271,677
Inventories, net......................................................          209,320               245,569               234,661
Prepaid expenses and other current assets.............................           10,832                10,544                11,052
Deferred income taxes.................................................           36,477                45,000                33,927
                                                                      -----------------     -----------------    -------------------
        Total current assets..........................................          598,526               636,900               564,193
                                                                      -----------------     -----------------    ------------------

Property, plant, and equipment........................................          432,416               394,721               401,943
        Less accumulated depreciation.................................          277,901               256,576               259,698
                                                                      -----------------     -----------------    ------------------
                                                                                154,515               138,145               142,245

Deferred income taxes.................................................            9,721                 9,883                 9,721
Other assets..........................................................           14,021                13,787                11,983
Goodwill..............................................................           77,842               105,153               102,924
Other intangible assets...............................................            2,045                 4,860                 4,608
                                                                      -----------------     -----------------    ------------------
        Total assets..................................................$         856,670     $         908,728    $          835,674
                                                                      =================     =================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt.....................................$          15,824     $             471    $              513
Short-term debt.......................................................            8,011                94,384                34,413
Accounts payable......................................................           67,099                56,096                77,549
Accrued liabilities...................................................          216,523               205,481               180,092
                                                                      -----------------     -----------------    ------------------
        Total current liabilities.....................................          307,457               356,432               292,567
                                                                      -----------------     -----------------    ------------------

Long-term debt, less current portion..................................          178,768               194,431               194,565
Other long-term liabilities...........................................            7,429                 7,263                 7,149

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000 voting
        and 850,000 non-voting shares, none issued and outstanding....                -                     -                     -
  Common stock, par value $1.00, authorized 35,000,000 shares, issued and outstanding 12,172,834 shares at August 2, 2002 (net of
        1,335,221 treasury shares), 12,466,373 shares at August 3,
        2001 (net of 1,041,682 treasury shares), and 12,266,045
        shares at October 31, 2001 (net of 1,242,010 treasury shares).           12,173                12,466                12,266
 Additional paid-in capital...........................................           23,757                37,365                29,048
 Retained earnings....................................................          338,853               312,414               313,067
 Accumulated other comprehensive loss.................................          (11,767)              (11,643)              (12,988)
                                                                      -----------------     -----------------    ------------------
        Total stockholders' equity....................................          363,016               350,602               341,393
                                                                      -----------------     -----------------    ------------------
        Total liabilities and stockholders' equity....................$         856,670     $         908,728    $          835,674
                                                                      =================     =================    ==================


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                                  Nine Months Ended
                                                                                  ------------------------------------------------
                                                                                         August 2,                   August 3,
                                                                                          2002                         2001
                                                                                  -------------------        ---------------------
   Cash flows from operating activities:
   Net earnings...................................................................$            30,325        $             48,292
     Adjustments to reconcile net earnings to net cash provided by (used in)
          operating activities:
      Cumulative effect of change in accounting principle.........................             24,614                           -
      Noncash asset impairment write-off..........................................              4,163                           -
      Provision for depreciation and amortization.................................             20,609                      26,508
      Write-down of investments...................................................                  -                       1,778
      Gain on disposal of property, plant, and equipment..........................               (718)                        (46)
      Increase in deferred income taxes...........................................             (2,550)                     (5,286)
      Tax benefits related to employee stock option transactions..................              1,420                       4,501
      Changes in operating assets and liabilities:
           Receivables, net.......................................................            (70,214)                    (79,558)
           Inventories, net.......................................................             25,341                     (36,792)
           Prepaid expenses and other current assets..............................                257                       2,147
           Accounts payable and accrued liabilities...............................             28,431                      13,187
                                                                                  -------------------         -------------------
               Net cash provided by (used in) operating activities................             61,678                     (25,269)
                                                                                  -------------------         -------------------

   Cash flows from investing activities:
      Purchases of property, plant, and equipment.................................            (32,866)                    (23,376)
      Proceeds from asset disposals...............................................              2,055                       2,181
      Decrease in investment in affiliates........................................                  -                         154
      Increase in other assets....................................................             (2,847)                     (3,027)
      Acquisitions, net of cash acquired..........................................                  -                      (8,549)
                                                                                  -------------------         -------------------
               Net cash used in investing activities..............................            (33,658)                    (32,617)
                                                                                  -------------------         -------------------

   Cash flows from financing activities:
      (Decrease) increase in short-term debt......................................            (26,402)                     79,190
      Repayments of long-term debt................................................               (486)                        (64)
      Increase in other long-term liabilities.....................................                280                         440
      Proceeds from exercise of stock options.....................................             11,827                      15,548
      Purchases of common stock...................................................            (22,558)                    (33,559)
      Dividends on common stock...................................................             (4,538)                     (4,605)
                                                                                  -------------------         -------------------
               Net cash (used in) provided by financing activities................            (41,877)                     56,950
                                                                                  -------------------         -------------------

   Foreign currency translation adjustment........................................                987                          48
                                                                                  -------------------         -------------------

   Net decrease in cash and cash equivalents......................................            (12,870)                       (888)
   Cash and cash equivalents at beginning of period...............................             12,876                         978
                                                                                  -------------------         -------------------

   Cash and cash equivalents at end of period.....................................$                 6         $                90
                                                                                  ===================         ===================


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 AUGUST 2, 2002

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the nine months ended August 2, 2002 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2002. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

The company's fiscal year ends on October 31, and quarterly results are reported based on three-month periods that generally end on the Friday closest to the quarter end. For comparative purposes, however; the company's second and third quarters always include exactly 13 weeks of results so that the quarter end date for these two quarters is not necessarily the Friday closest to the quarter end.

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and assumptions on which to base accounting estimates. In reaching such decisions, management makes judgments based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements in the company's Fiscal 2001 Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the company's Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

      (Dollars in thousands)                                   August 2,            August 3           October 31,
                                                                  2002                2001                2001
                                                            -------------        -------------       --------------
       Raw materials and work in process....................$      63,256        $      71,439       $       70,458
       Finished goods and service parts.....................      191,823              215,246              207,231
                                                            -------------        -------------       --------------
                                                                  255,079              286,685              277,689
       Less: LIFO...........................................       29,264               27,861               29,264
             Other reserves.................................       16,495               13,255               13,764
                                                            -------------        -------------       --------------
       Total ...............................................$     209,320        $     245,569       $      234,661
                                                            =============        =============       ==============

Restructuring and Other Expense (Income)

In the first quarter of fiscal 2002, the company announced plans to close its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. Approximately 500 job positions will be lost in connection with closing the Evansville, Indiana and Riverside, California manufacturing facilities and related office staff reductions. As of August 2, 2002, of the 500 job position reductions, 161 have been eliminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in "other" below. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002.

The following is an analysis of the company's restructuring and other expense reserve accounts:

(Dollars in thousands)                                          Asset              Severance
                                                              Impairment          & Benefits         Other           Total
                                                            -------------        -------------    ------------    -----------
Balance as of October 31, 2001..............................$         200        $           -             45             245
Initial charge..............................................        4,163                3,527          2,263           9,953
Utilization.................................................       (2,495)                (818)           (10)         (3,323)
                                                            -------------        -------------    -----------     -----------
Balance at August 2, 2002...................................$       1,868        $       2,709    $     2,298     $     6,875
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

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

                                                                     Three Months Ended                    Nine Months Ended
                                                            --------------------------------     ----------------------------------
    (Dollars in thousands)                                     August 2,          August 3,         August 2,           August 3,
                                                                 2002                2001              2002                 2001
                                                            -------------      -------------     --------------      --------------
    Net earnings............................................$      21,922      $      16,932     $       30,325      $       48,292
     Other comprehensive income (loss):
       Foreign currency translation.........................          177                (59)               987                  48
       Unrealized gain (loss) on derivative instruments.....          448                (75)               234                 (73)
                                                            -------------      -------------     --------------      --------------
     Comprehensive income...................................$      22,547      $      16,798     $       31,546      $       48,267
                                                            =============      =============     ==============      ==============


Net Earnings Per Share

Reconciliations of basic and dilutive weighted average shares of common stock outstanding were as follows:

                                                                   Three Months Ended                      Nine Months Ended
                                                            --------------------------------     ----------------------------------
                                                              August 2,          August 3,         August 2,             August 3,
                                                                2002               2001               2002                  2001
                                                            -------------      -------------     --------------       -------------
Basic
-----
(Shares in thousands)
Weighted average number of shares of common
       stock outstanding....................................       12,609             12,644             12,558              12,729
Assumed issuance of contingent shares ......................            -                  -                 10                  12
                                                            -------------      -------------     --------------       -------------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,609             12,644             12,568              12,741
                                                            =============      =============     ==============       =============


                                                                   Three Months Ended                      Nine Months Ended
                                                            --------------------------------     ----------------------------------
                                                              August 2,          August 3,         August 2,             August 3,
                                                                2002               2001               2002                  2001
                                                            -------------      -------------     --------------       -------------
Dilutive
--------
(Shares in thousands)
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,609             12,644             12,568              12,741
Assumed conversion of stock options ........................          440                365                392                 367
                                                            -------------      -------------     --------------       -------------
Weighted average number of shares of common stock,
       assumed issuance of contingent shares,
       and assumed conversion of stock options..............       13,049             13,009             12,960              13,108
                                                            =============      =============     ==============       =============

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making strategic operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The other segment consists of corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.

The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Three months ended August 2, 2002                            Professional    Residential     Distribution       Other        Total
---------------------------------                            ------------    -----------     ------------     --------    ----------
Net sales....................................................$  235,301         $119,907        $50,452       $(30,028)     $375,632
Intersegment gross sales.....................................    31,551            2,711              -        (34,262)            -
Earnings (loss) before income taxes..........................    34,822           12,161          2,311        (16,575)       32,719

Three months ended August 3, 2001
---------------------------------
Net sales....................................................$  222,569          $85,460        $43,575       $(21,860)     $329,744
Intersegment gross sales.....................................    24,736            1,946              -        (26,682)            -
Earnings (loss) before income taxes..........................    37,702            5,100            192        (16,118)       26,876


Nine months ended August 2, 2002                             Professional(1)  Residential(2)  Distribution     Other          Total
--------------------------------                             ------------     -----------     ------------  ----------    ----------
Net sales....................................................$  701,267         $381,858       $118,825       $(78,089)   $1,123,861
Intersegment gross sales.....................................    78,591           10,432              -        (89,023)            -
Earnings (loss) before income taxes..........................    97,119           39,938          1,961        (59,669)       79,349
Total assets.................................................   440,844          155,823         66,173        193,830       856,670

Nine months ended August 3, 2001
--------------------------------
Net sales....................................................$  700,954         $330,338       $104,088       $(65,673)   $1,069,707
Intersegment gross sales.....................................    69,923            7,802              -        (77,725)            -
Earnings (loss) before income taxes..........................   105,259           29,973         (1,117)       (57,461)       76,654
Total assets.................................................   478,447          129,966         68,960        231,355       908,728

(1) Includes restructuring and other expense of $10.0 million in fiscal 2002.
(2) Includes restructuring and other expense (income) of $(0.7) million in fiscal 2001.

The following table presents the details of the other segment earnings (loss) before income taxes:

                                                                       Three Months Ended                   Nine Months Ended
                                                               -------------------------------         ---------------------------
(Dollars in thousands)                                          August 2,            August 3,         August 2,         August 3,
                                                                  2002                2001               2002              2001
                                                                --------             ---------         ---------         ---------
Corporate expenses............................................  $(17,254)            $(16,781)         $(56,771)         $(53,138)
Finance charge revenue........................................       735                1,278             3,052             4,288
Elimination of corporate financing expense....................     4,415                4,825            11,453            12,055
Interest expense, net.........................................    (4,656)              (6,177)          (15,224)          (17,890)
Other income (expense)........................................       185                  737            (2,179)           (2,776)
                                                                --------             --------          --------          --------
Total.........................................................  $(16,575)            $(16,118)         $(59,669)         $(57,461)
                                                                ========             ========          ========          ========

Goodwill

As described previously, the company adopted SFAS No. 142 as of November 1, 2001. Fiscal 2001 results ending October 31, 2001 would have been $0.62 per diluted share higher if the provisions of SFAS No. 142 would have been adopted as of November 1, 2000. The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the nine month period ended August 3, 2001:


                                                                    Three Months Ended                  Nine Months Ended
                                                            --------------------------------    --------------------------------
      (Dollars in thousands, except per share data)            August 2,          August 3,       August 2,          August 3,
                                                                  2002               2001            2002              2001
                                                            -------------      -------------    --------------     -------------
      Net earnings:
      As reported...........................................$      21,922      $      16,932    $       30,325     $      48,292
      Goodwill amortization, net of tax.....................            -              2,248                 -             6,504
                                                            -------------      -------------    --------------     -------------
      Adjusted net earnings.................................$      21,922      $      19,180    $       30,325     $      54,796
                                                            =============      =============    ==============     =============

      Basic net earnings per share:
      As reported...........................................$        1.74      $       1.34     $         2.41     $        3.79
      Goodwill amortization, net of tax.....................            -              0.18                  -              0.51
                                                            -------------      ------------     --------------     -------------
      Adjusted basic net earnings per share.................$        1.74      $       1.52     $         2.41     $        4.30
                                                            =============      ============     ==============     =============

      Diluted net earnings per share:
      As reported...........................................$        1.68      $       1.30     $         2.34     $        3.68
      Goodwill amortization, net of tax.....................            -              0.17                  -              0.50
                                                            -------------      ------------     --------------     -------------
      Adjusted diluted net earnings per share...............$        1.68      $       1.47     $         2.34     $        4.18
                                                            =============      ============     ==============     =============

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2002 were as follows:

      (Dollars in thousands)                                Professional          Residential
                                                                Segment             Segment                Total
                                                            -------------        -------------       --------------
       Balance as of October 31, 2001.......................$      94,050        $       8,874       $      102,924
       Impairment charge ...................................      (25,123)                   -              (25,123)
       Translation adjustment...............................           12                   29                   41
                                                            -------------        -------------       --------------
       Balance as of August 2, 2002.........................$      68,939        $       8,903       $       77,842
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

The components of other amortizable intangible assets were as follows:

                                                                      August 2, 2002                        October 31, 2001
                                                            ----------------------------------     --------------------------------
(Dollars in thousands)                                      Gross Carrying        Accumulated     Gross Carrying       Accumulated
                                                                Amount            Amortization         Amount          Amortization
                                                            --------------        ------------     ------------        ------------
Patents.....................................................  $    6,104          $    (4,527)     $      7,104        $    (4,501)
Non-compete agreements......................................         800                 (362)            3,183             (1,285)
Other.......................................................         800                 (770)            1,197             (1,090)
                                                              ----------           ----------      ------------        -----------
Total.......................................................  $    7,704          $    (5,659)     $     11,484        $    (6,876)
                                                              ==========          ===========      ============        ===========
Total other intangible assets, net..........................  $    2,045                           $      4,608
                                                              ==========                           ============

Amortization expense for intangible assets during the first nine months of fiscal 2002 was $0.5 million. Estimated amortization expense for the remainder of fiscal 2002 and succeeding fiscal years are as follows ($ in thousands): remainder of 2002, $146; 2003, $479; 2004, $357; 2005, $337; 2006, $337; 2007,
$182 and beyond 2008, $207.

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale and a related asset recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. During the quarter ended August 2, 2002, the amount of adjustments to earnings for such cash flow hedges was immaterial. At August 2, 2002, the amount of such contracts outstanding was $22.4 million. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated comprehensive income (loss) at August 2, 2002 was immaterial.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a purchase and a related liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated comprehensive income (loss) into earnings. During the quarter ended August 2, 2002, the amount of adjustments to earnings for such cash flow hedges was immaterial. At August 2, 2002, the amount of such contracts outstanding was $15.0 million. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated comprehensive income (loss) at August 2, 2002 was immaterial.

The company also enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies. Some of these transactions and other foreign currency exchange contracts do not meet the accounting rules established under SFAS No. 133 of recording the unrecognized after-tax gain or loss portion of the fair value of the contracts in accumulated comprehensive income (loss). Therefore, the related fair value of the derivative hedge contract is recognized in earnings.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The company plans to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, as required. Management expects that the adoption of SFAS No. 146 will not have a material impact on the company's financial statements.

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

Forward-looking statements involve risks and uncertainties. The company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; the uncertainty of the economic effect of the war on terrorism; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; a slowing in housing starts or new golf course starts; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the company's industry; unforeseen litigation; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, safety, and tax law changes, such as repeal of the foreign sales corporation benefit; imposition of new tariffs on commodities, such as steel; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the company's ability to maintain good relations with its employees.

In addition, the company is subject to risks and uncertainties that affect all businesses operating in a global market, as well as matters specific to the company and the markets it serves. Particular risks and uncertainties that could affect the company's overall financial position include further slowing of growth in the global and domestic economies; economic uncertainty created by the threat of terrorist acts and war, which may result in reductions in consumer spending, including spending for travel and golf; heightened security which could slow import and export of components and finished goods and increase costs; the company's customers' ability to pay amounts owed to Toro; inability to achieve goals of the "5 by Five" profit improvement program, which is intended to result in an after-tax return on sales of five percent by the end of fiscal 2003; the company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of new products relative to expectations and based on current commitments to fund advertising and promotions; market acceptance of existing products based on the company's current commitment to develop, improve, and market existing product lines; increased competition in the company's businesses from competitors that have greater financial resources, including competitive pricing pressures; financial viability of some distributors and dealers; the company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; changes in distributor ownership; changes in distributors', dealers', home centers', or mass retailers' purchasing practices, especially elimination or reduction of shelf space for Toro's products; the company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the company's ability to manage costs and capacity constraints at its manufacturing facilities; the company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected developments in warranty claims or unknown product defects; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement, employment, and commercial disputes; impact of new accounting standards; and the risk that these uncertainties could affect the impact of critical accounting policies and estimates.

Particular risks and uncertainties facing the company's professional segment at the present include slower growth in both global and domestic economies that has been important to the growth of the company's professional businesses, including the golf and landscape contractor markets; customer's management of their inventory levels which could reduce their purchases and negatively impact the company's sales; decline in retail demand; customer's ordering closer to retail demand, which shifted sales from the first six months to the third quarter; market acceptance of new products, which is important to revenue growth; unforeseen quality problems in the development and production of new and existing products, which could result in loss of market share; whether Toro is successful in restructuring and plant consolidation; slowing in the growth rate in new golf course construction or existing golf course renovations; a slower growth rate in the number of new golfers, which leads to less new golf course construction; a potential slowdown in new home construction; a potential slowdown in the trend to outsource lawn maintenance to landscape contractors; challenges of establishing new dealers for the Sitework Systems product line; and the degree of success in reducing costs and achieving benefits from management changes in the agricultural irrigation business.

Particular risks and uncertainties facing the company's residential segment at the present time include inflationary pressures and the risk of a return to a recession; a decline in consumer spending for higher-priced products; further decline in consumer confidence; a weaker than expected market response to new or existing products; a decline in sales of existing products resulting from Toro's introduction of new products; unforeseen product quality problems; degree of financial success related to the new moderate-priced walk power mowers and the cost of capital investments for the new production facility to satisfy expected increase in demand for this product; increased dependence on The Home Depot as a customer; changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers; loss of, or a significant reduction in, sales through a significant distribution channel or customer, particularly because the company's residential segment has become more dependent on home center sales; and a potential slowdown in home sales.

Particular risks and uncertainties facing the company's international business at the present include weak economic conditions in the European market; customer's ordering closer to retail demand, which shifted sales from the first six months to the third quarter; heightened security for import and export shipments of components or finished goods, including delays at border crossings; the cost of price support provided to international customers and suppliers; internal and external conflicts in or between foreign countries and economic recession in countries that are markets for Toro; currency fluctuations of the dollar against the euro, Japanese yen, Australian dollar, British pound, Canadian dollar, and Mexican peso; and tax law and duty changes.

Particular risks and uncertainties facing the company's distribution segment at the present include inflationary pressures and slower economic growth; a decline in retail sales; viability of Toro dealers as customers; degree of success related to restructuring, including investments in technology and facilities for the distribution companies; ability to capture national account business, which purchases products, mainly for golf courses and landscape contractors; changes in purchasing practices of national accounts; a slower growth rate in new golf course construction or existing golf course renovations; degree of success in integrating acquired distribution companies; impact of Toro pricing that reduces gross profit on some product lines sold through the distribution companies; ability to successfully implement a just-in-time inventory initiative; and unforeseen product quality problems.

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

RESULTS OF OPERATIONS

Third quarter net sales were $375.6 million compared to $329.7 million last year, an increase of 13.9 percent. Year-to-date net sales were up by 5.1 percent. Residential segment net sales contributed significantly to the increase in the quarter and first nine months, primarily because of positive reaction to the new moderate-priced line of Toro walk power mowers. Worldwide sales for the professional segment were also up for the third quarter and slightly up year-to-date compared to last year, which reflects distribution customers ordering closer to retail demand that shifted Toro sales from the first six months of fiscal 2002 to the third quarter, as well as positive acceptance of new product introductions. Distribution segment sales were higher for the third quarter due to increased demand for professional equipment, irrigation systems, and residential products. Distribution segment sales were up year-to-date compared to last year due to the addition of revenues of a distribution company acquired in the third quarter of 2001. The other segment net sales reflect the elimination of sales from Toro's professional and residential segments to the distribution segment. The unfavorable change in the other segment net sales reflects Toro's increase in shipments to the distribution segment. International sales increased in the third quarter and slightly year-to-date compared to last year due in part to stronger than expected demand in the Asian golf market and distribution customers ordering closer to retail demand. Disregarding currency effects, international sales were up 11.1 percent for the third quarter and up year-to-date by 2.2 percent.

The following table summarizes net sales by segment:

                                                                                    Three Months Ended
                                                            -----------------------------------------------------------------------
(Dollars in thousands)                                         August 2,            August 3,
                                                                  2002                2001              $ Change           % Change
                                                            -------------        -------------       --------------        --------
Professional................................................$     235,301        $     222,569       $       12,732            5.7%
Residential.................................................      119,907               85,460               34,447           40.3
Distribution................................................       50,452               43,575                6,877           15.8
Other.......................................................      (30,028)             (21,860)              (8,168)         (37.4)
                                                            -------------        -------------       --------------
    Total *.................................................$     375,632        $     329,744       $       45,888           13.9%
                                                            =============        =============       ==============

* Includes international net sales of:......................$      60,024        $      52,786       $        7,238           13.7%
                                                            =============        =============       ==============



                                                                                    Nine Months Ended
                                                            -----------------------------------------------------------------------
(Dollars in thousands)                                         August 2,            August 3,
                                                                  2002                2001              $ Change           % Change
                                                            -------------        -------------       --------------        --------
Professional................................................$     701,267        $     700,954       $          313            0.0%
Residential.................................................      381,858              330,338               51,520           15.6
Distribution................................................      118,825              104,088               14,737           14.2
Other.......................................................      (78,089)             (65,673)             (12,416)         (18.9)
                                                            -------------        -------------       --------------
    Total *.................................................$   1,123,861        $   1,069,707       $       54,154            5.1%
                                                            =============        =============       ==============

* Includes international net sales of:......................$     209,398        $     205,170       $        4,228            2.1%
                                                            =============        =============       ==============

Third quarter net earnings for fiscal 2002 were $21.9 million compared to $19.2 million in the third quarter of fiscal 2001, which did not include goodwill amortization. This 14.3 percent increase was due primarily to higher sales; lower selling, general, and administrative costs as a percentage of net sales; and a decline in interest expense. The increase was somewhat offset by lower gross margins and other income, net. Year-to-date net earnings in fiscal 2002 were $30.3 million. Results for the first nine months included the following three one-time items: a cumulative effect of change in accounting principle of $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142; restructuring and other expense of $10.0 million; and a tax refund of $1.8 million. Adjusted to exclude these items, diluted net earnings per share for the first nine months of fiscal 2002 were $4.62. In the comparable fiscal 2001 period, results included $.7 million of restructuring and other income and $6.5 million of goodwill amortization, net of tax. Adjusted to exclude these items, diluted net earnings per share for the first nine months of fiscal 2001 were $4.15. The adjusted diluted net earnings per share increase of 11.3 percent was mainly due to higher sales volumes, lower interest costs, and slightly more favorable gross margins.

The following table summarizes the one-time changes in net earnings and diluted earnings per share data, net of tax effect:

                                                                                       Three Months Ended
                                                              ----------------------------------------------------------------------
                                                                      August 2, 2002                       August 3, 2001
                                                              -------------------------------       --------------------------------
                                                                                   Diluted                                Diluted
                                                                 Dollars             per               Dollars              per
                                                              (in thousands)     Common Share       (in thousands)      Common Share
                                                              --------------     ------------       --------------      ------------
Net earnings.................................................. $   21,922           $ 1.68             $ 16,932             $ 1.30
Add:
  Goodwill amortization expense...............................          -                -                2,248               0.17
                                                               ----------          -------             --------             ------
Adjusted earnings before goodwill amortization expense........ $   21,922           $ 1.68             $ 19,180             $ 1.47
                                                               ==========           ======             ========             ======


                                                                                        Nine Months Ended
                                                              ----------------------------------------------------------------------
                                                                      August 2, 2002                         August 3, 2001
                                                              -------------------------------       --------------------------------
                                                                                   Diluted                                Diluted
                                                                 Dollars             per               Dollars              per
                                                              (in thousands)     Common Share       (in thousands)      Common Share
                                                              --------------     ------------       --------------      ------------
Net earnings................................................. .$   30,325            $ 2.34            $ 48,292              $ 3.68
Add (subtract):
  Cumulative effect of change in accounting principle.........     24,614              1.90                   -                   -
  Restructuring and other expense (income)....................      6,668              0.52                (447)              (0.03)
  Goodwill amortization expense...............................          -                 -               6,504                0.50
  One-time tax refund.........................................     (1,775)            (0.14)                  -                   -
                                                               ----------            ------            --------              ------
Adjusted earnings before cumulative effect of change in
  accounting principle, restructuring and other expense
  (income), goodwill amortization expense, and one-time
  tax refund.................................................. $   59,832            $ 4.62            $ 54,349              $ 4.15
                                                               ==========            ======            ========              ======

Professional Segment Net Sales

Net sales for the worldwide professional segment in the third quarter of fiscal 2002 were up 5.7 percent compared to the third quarter of fiscal 2001. An increase in shipments of Toro brand landscape contractor mowing equipment contributed to this improvement because customers ordered product closer to retail demand, which shifted Toro sales from the first six months of fiscal 2002 to the third quarter. Sitework Systems shipments were also up compared to the third quarter of last year due to the addition of sales to new dealers. Irrigation product sales were also higher, mainly for golf irrigation products, due to favorable weather conditions and because last year's third quarter sales were abnormally low. International sales were up significantly for the quarter due to the successful introduction of new products, stronger than expected demand in the Asian golf market, and distribution customers' ordering closer to retail demand, which shifted Toro sales from the first six months of fiscal 2002 to the third quarter.

Net sales for the worldwide professional segment in the first nine months of fiscal 2002 were up slightly compared to the first nine months of fiscal 2001. Commercial equipment sales were up slightly for the year, and irrigation product sales also increased compared to last year mainly due to lower field inventory levels entering fiscal 2002 and favorable weather conditions. Sitework Systems shipments and international sales were also up for the year due to the same reasons mentioned in the quarter comparison. Worldwide agricultural irrigation product sales were also up slightly year-to-date compared to last year. Somewhat offsetting those increases was a decline in shipments of landscape contractor mowing equipment year-to-date compared to last year, as Toro and its customers attempted to reduce field inventory levels and as a result of the late spring weather. In the fourth quarter of fiscal 2001, retail demand for landscape contractor equipment unexpectedly declined as a result of the September 11 events, dry weather conditions, and the economic recession. Toro, however, did not reduce shipments of landscape contractor equipment before the end of fiscal 2001 due to the unexpected decline in retail demand. This resulted in higher than planned field inventory levels entering fiscal 2002. The company took steps in the first six months of fiscal 2002 to lower field inventory levels by reducing shipments to customers and cutting manufacturing production. On a positive note, retail demand has increased for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 for landscape contractor equipment.

Residential Segment Net Sales

Net sales for the worldwide residential segment in the third quarter of fiscal 2002 increased 40.3 percent compared to the third quarter of fiscal 2001. Walk power mower shipments led this increase due to positive reaction to the new moderate-priced line of Toro walk power mowers sold at The Home Depot and through the Toro dealer network. Sales of retail irrigation products were also higher compared to the third quarter of fiscal 2001 due to additional regional shelf space with a key customer and new product introductions. Electric trimmer sales also increased compared to the third quarter of fiscal 2001 due to timing of shipments closer to retail demand. Offsetting those increases to some degree were lower worldwide shipments of riding products due to continued weak economic conditions that has resulted in lower sales of higher-priced products as well as consumer preference for lower-priced units. Shipments of snowthrower products were down significantly compared to the third quarter of last year because abnormally strong demand in the third quarter of fiscal 2001 resulted in low field inventory levels entering the 2001-2002 winter season. However, a milder 2001-2002 snow season resulted in higher field inventory levels entering the 2002-2003 winter season, thus reducing shipments for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. As a result of higher snowthrower field inventory levels, Toro expects lower sales of snowthrower products in the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001.

Net sales for the worldwide residential segment in the first nine months of fiscal 2002 increased 15.6 percent compared to the same period in fiscal 2001. The increase was due to the same contributing factors mentioned in the above quarter comparison, and to higher walk power mower shipments up year-to-date, due to initial stocking orders for the new moderate-priced line of Toro walk power mowers in the first half of fiscal 2002. Sales of electric blowers were also up for the year-to-date comparison due to warm fall weather that extended the selling season into the first quarter of fiscal 2002. The percentage increase was diminished somewhat because sales in fiscal 2001 were unusually high because of initial stocking shipments for new riding products, such as the Toro Timecutter(TM) Z mower and the Toro Twister(TM) utility vehicle. Lawn-Boy walk power mower shipments declined for the year-to-date comparison as result of lost shelf space at a home center customer for the 4 cycle engine models. Shipments of snowthrower products were also down for the same reasons mentioned in the above quarter comparison. International sales were down compared to last year because high levels of field inventory for walk power mowers and riding products reduced Toro shipments in fiscal 2002, somewhat offset by increased sales of retail irrigation products in Australia due to favorable weather conditions.

Distribution Segment Net Sales

Net sales for the distribution segment in the third quarter of fiscal 2002 increased 15.8 percent compared to the third quarter of fiscal 2001. Increased demand for landscape contractor equipment, commercial golf and grounds equipment, irrigation systems, and residential segment products contributed to the sales improvement.

Net sales for the distribution segment in the first nine months of fiscal 2002 increased 14.2 percent compared to the first nine months of fiscal 2001. The change was mainly due to the addition of sales from a distribution company acquired in the third quarter of fiscal 2001.

Other Segment Net Sales

Net sales for the other segment includes the elimination of sales from the professional and residential segments to the distribution segment. Shipments from the professional and residential segments to the Toro-owned distribution companies are eliminated because consolidated results reflect those sales after products are sold by those company-owned distributorships. In addition, elimination of the professional and residential segments' floor plan interest costs from the Toro Credit Company is also included in this segment. The other segment net sales elimination in the third quarter of fiscal 2002 increased 37.4 percent compared to the third quarter of fiscal 2001. This increase was due to increased shipments from the professional and residential segments to the Toro-owned distribution companies.

Year-to-date net sales elimination for the other segment in fiscal 2002 increased 18.9 percent compared to last year. This increase was mainly due to the additional sales elimination for a distribution company acquired in the third quarter of fiscal 2001.

Gross Profit

Third quarter gross profit in fiscal 2002 was up 9.2 percent compared to the third quarter of fiscal 2001, but as a percentage of net sales declined to 34.3 percent compared to 35.8 percent in the third quarter of fiscal 2001. This decline in gross margin was due to a higher proportion of sales of lower margin products, mainly the new moderate-priced Toro walk power mowers. In addition, gross margins were lower due to higher manufacturing costs from lower plant utilization as a result of management's efforts to reduce Toro's and customers inventory levels, mainly for the professional segment. Floor plan expenses were also higher due to accruing costs at the time of sale. Somewhat offsetting those negative factors were lower material costs resulting from the company's "5 by Five" program initiatives.

Year-to-date gross profit was up 5.4 percent compared to last year, but as a percentage of net sales, year-to-date gross profit in fiscal 2002 increased to
34.4 percent compared to 34.3 percent last year. This slight gross margin improvement was due to cost reduction efforts and lower material costs, but was somewhat offset by higher manufacturing costs and increased shipments of lower margin products.

Selling, General, and Administrative Expense

Third quarter selling, general, and administrative expense (SG&A) increased 4.9 percent compared to the third quarter of fiscal 2001. SG&A for the third quarter of fiscal 2001 included goodwill amortization expense of $2.2 million, which is not reflected in SG&A costs in fiscal 2002 due to the adoption of SFAS No. 142 described previously. Excluding goodwill amortization expense for the third quarter of fiscal 2001, SG&A as a percentage of net sales was 24.6 percent in the third quarter of fiscal 2002 compared to 26.1 percent in the third quarter of fiscal 2001. SG&A costs as a percentage of net sales were down mainly because fixed expenses were spread over higher sales volumes, but the decline was offset somewhat by higher warranty expense, from special reserves for known product issues, as well as higher incentive compensation costs.

Year-to-date SG&A expense increased 3.1 percent compared to last year. SG&A for fiscal 2001 included goodwill amortization expense of $6.4 million, which is not reflected in SG&A costs in fiscal 2002 due to the adoption of SFAS No. 142 described previously. Excluding goodwill amortization expense for fiscal 2001, SG&A as a percentage of net sales was 25.4 percent in the first nine months of fiscal 2002 compared to 25.3 percent in the first nine months of fiscal 2001. The acquisition of a distribution company in the third quarter of fiscal 2001 added approximately $3.1 million of incremental SG&A expense in the first nine months of fiscal 2002. This increase was also due to higher bad debt, warranty, and incentive compensation expense, offset by lower marketing costs.

Restructuring and Other Expense (Income)

Year-to-date restructuring and other expense for fiscal 2002 was $10.0 million. In the first quarter of fiscal 2002, the company announced plans to close its Evansville, Indiana and Riverside, California manufacturing facilities during fiscal 2002. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. Closing these facilities resulted in a pre-tax restructuring and other expense charge of $8.0 million. In the first quarter of fiscal 2002, the company also incurred a $2.0 million charge for asset impairment related to the write-off of patents and non-compete agreements in the agricultural irrigation business. Toro also evaluated the recoverability of some acquired intangible assets and determined the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this business. During the first quarter of fiscal 2001, the company had restructuring and other unusual income of $0.7 million from the reversal of an accrual remaining for closing of the Sardis, Mississippi facility, which was sold during the first quarter of fiscal 2001.

Interest Expense

Third quarter interest expense in fiscal 2002 declined 24.6 percent compared to the third quarter of fiscal 2001. This decrease was primarily due to lower levels of short-term debt as a result of using prior periods' earnings to pay down debt, improved asset management in the third quarter of fiscal 2002, and lower interest rates.

Year-to-date interest expense in fiscal 2002 declined 14.9 percent compared to last year due to the same contributing factors as in the quarter comparison.

Other Income, Net

Third quarter other income, net, in fiscal 2002 was $0.8 million compared to $3.1 million in the third quarter of fiscal 2001, an unfavorable change of $2.3 million. This unfavorable variance was due to higher currency exchange rate losses, higher litigation expense, lower finance charge revenue, and lower levels of insurance recoveries. Somewhat offsetting those declines in other income, net was a recovery of notes receivable previously written off and increased gains on the disposal of property, plant, and equipment, mainly for a gain on the sale of one of the owned facilities located in Riverside, California.

Year-to-date other income, net, was $3.9 million compared to $4.5 million last year, a decline of 13.5 percent. This decrease was due to the same contributing factors mentioned in the quarter comparison. Somewhat offsetting those declines in other income, net was a recovery of notes receivable previously written off, increased gains on the disposal of property, plant, and equipment, mainly for a gain on the sale of one of the owned facilities located in Riverside, California, lower levels of valuation charges for investments, and higher royalty income.

Operating Earnings (Loss) by Segment

Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

Professional Segment Operating Earnings

Operating earnings for the worldwide professional segment in the third quarter of fiscal 2002 were $34.8 million compared to $37.7 million last year, a decrease of 7.6 percent. As a percentage of net sales, third quarter fiscal 2002 operating earnings were 14.8 percent compared to 16.9 percent in last year's comparable quarter. Gross margin as a percentage of net sales fell 2.3 percent, mainly from higher manufacturing costs and higher floor plan expenses, somewhat offset by positive results from lower material costs. SG&A costs as a percentage of professional segment net sales were slightly higher by 0.2 percent due to increased warranty expense, partially offset by lower costs related to the exclusion of goodwill amortization expense in the third quarter of fiscal 2002. Somewhat offsetting the operating profit decline was a favorable change of other income, net related from a gain on the sale of one of the owned facilities located in Riverside, California.

Year-to-date operating earnings before restructuring and other expense for the worldwide professional segment in fiscal 2002 were $107.1 million compared to $105.3 million last year, an increase of 1.7 percent. As a percentage of net sales, professional segment operating margins increased to 15.3 percent from
15.0 percent last year. Gross margin as a percentage of net sales rose 0.4 percent, mainly from cost reduction efforts and lower material costs, somewhat offset by higher manufacturing costs. SG&A costs as a percentage of professional segment net sales were higher by 0.3 percent due to increased warranty expense, partially offset by lower costs related to the exclusion of goodwill amortization expense in fiscal 2002.

Residential Segment Operating Earnings

Operating earnings for the worldwide residential segment in the third quarter of fiscal 2002 were $12.2 million compared to $5.1 million in the third quarter of fiscal 2001, a significant increase of 138.5 percent. As a percentage of net sales, third quarter fiscal 2002 operating earnings were 10.1 percent compared to 6.0 percent in last year's comparable quarter. Gross margin fell 1.3 percent as a percentage of net sales due to lower margins for the new moderate-priced walk power mowers, higher manufacturing costs and increased floor plan expense, partially offset by lower costs for currency support in fiscal 2002 compared to fiscal 2001. SG&A costs were lower by 5.5 percent as a percentage of residential segment net sales mainly due to leveraging fixed SG&A costs over higher sales volumes.

Year-to-date operating earnings before restructuring and other income for the worldwide residential segment in fiscal 2002 were $39.9 million compared to $29.3 million last year, an increase of 36.3 percent. As a percentage of net sales, residential segment operating margins increased to 10.5 percent from 8.9 percent last year. The reasons for the increase are the same as in the quarter comparison.

Distribution Segment Operating Earnings (Loss)

Operating earnings for the distribution segment in the third quarter of fiscal 2002 were $2.3 million compared to $.2 million for the third quarter of fiscal 2001. This substantial improvement was mainly due to higher sales volumes and cost reductions at some of the company-owned distributorships.

Year-to-date operating results for the distribution segment in fiscal 2002 were $2.0 million earnings compared to a $1.1 million loss last year. The $3.1 million improvement was mainly due to operating improvements at the company-owned distributorships.

Other Segment Operating Losses

Operating losses for the other segment in the third quarter of fiscal 2002 were $16.6 million compared to losses of $16.1 million in the third quarter of fiscal 2001, an unfavorable change of 2.8 percent. This loss increase was due to higher incentive compensation, lower other income, net, somewhat offset by a decline in interest expense and lower elimination of gross profit. The third quarter of fiscal 2001 reflected the elimination of gross profit previously recorded with respect to Toro sales to a distribution company acquired in the third quarter of fiscal 2001.

Year-to-date operating losses for the other segment in fiscal 2002 were $59.7 million compared to losses of $57.5 million in fiscal 2001, an unfavorable change of 3.8 percent. This loss increase was due to the same factors mentioned in the quarter comparison. In addition, bad debt expense was higher for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001.

Provision for Income Taxes

The effective tax rate in the third quarter and the first nine months of fiscal 2002 was 33.0 percent compared to 37.0 percent in the third quarter and first nine months of fiscal 2001, before a one-time federal tax refund of $1.8 million in fiscal 2002. The decrease was mainly due to the adoption of SFAS No. 142 that eliminated goodwill amortization expense beginning in the first quarter of fiscal 2002. Most of the goodwill amortization was not deductible for tax purposes. The tax rate also decreased due to increased benefits from foreign tax strategies related to Toro's foreign sales corporation. In the second quarter of fiscal 2002, Toro received a one-time federal tax refund of $1.8 million related to the company's foreign sales corporation for prior fiscal years.

Cumulative Effect of Change in Accounting Principle

In connection with the adoption of SFAS No. 142, the company performed an evaluation of goodwill as of November 1, 2001. The results of the evaluation indicated that goodwill related to the agricultural irrigation reporting unit was impaired. The performance of this reporting unit had not met management's original expectations, mainly due to lower than anticipated growth rates in the drip line market. This resulted in lower industry-wide pricing and margins on product sales. The company measured the amount of impairment based on a comparison of the fair value to its carrying value. Accordingly, the company recognized a $24.6 million non-cash charge, net of income tax benefit of $0.5 million, as a cumulative effect of change in accounting principle for the write-off of goodwill for the agricultural irrigation reporting unit. The results of this unit are reflected in professional segment results.

Financial Position as of August 2, 2002

     August 2, 2002 compared to August 3, 2001

Total assets on August 2, 2002 were $856.7 million compared to $908.7 million on August 3, 2001, a decrease of 5.7 percent. Net accounts receivable increased by $6.2 million or 1.8 percent, due to the increase in sales. Inventory decreased $36.2 million or 14.8 percent mainly due to the increase in sales, improved asset management, and reduced production of some professional segment products. Net property, plant, and equipment increased $16.4 million due to higher amounts of capital additions in comparison to depreciation expense, mainly for plant expansion in Mexico and at the Beatrice, Nebraska facility. Goodwill and other intangible assets decreased $30.1 million mainly due to the goodwill and other intangible asset write-offs in the agricultural irrigation business as part of the adoption of SFAS No. 142. In addition, amortization expense of goodwill and other intangible assets in fiscal 2001 also contributed to the decrease in goodwill and other intangible assets.

Total current liabilities on August 2, 2002 were $307.5 million compared to $356.4 million at August 3, 2001, a decrease of 13.7 percent. Short-term debt decreased by $86.4 million mainly due to using earnings to pay down short-term debt as well as higher levels of accounts payable and lower levels of inventory. Accounts payable increased by $11.0 million due to the company's efforts to extend its payment terms. Accrued liabilities also increased by $11.0 million mainly due to higher accruals for restructuring and warranty reserves.

     August 2, 2002 compared to October 31, 2001

Total assets on August 2, 2002 were $856.7 million compared to $835.7 million at October 31, 2001, an increase of 2.5 percent. Net accounts receivable increased $70.2 million from October 31, 2001 due to the seasonal increase in accounts receivable. Inventory declined by $25.3 million due to the increase in sales, improved asset management, and reduced production of some professional segment products. Net property, plant, and equipment increased $12.3 million due to higher amounts of capital additions in comparison to depreciation expense mainly for plant expansion in Mexico and at the Beatrice, Nebraska facility. Goodwill and other intangible assets decreased $27.6 million mainly due to the goodwill and other intangible asset write-offs in the agricultural irrigation business as previously discussed.

Total current liabilities on August 2, 2002 were $307.5 million compared to $292.6 million at October 31, 2001, an increase of 5.1 percent. This increase was due to higher accrued liabilities, mainly for warranty reserves; restructuring reserves; and higher accruals for various seasonal sales and marketing programs. Somewhat offsetting the increase was lower short-term debt due to using earnings to pay down short-term debt as well as lower levels of inventory. Accounts payable also decreased by $10.5 million mainly due to timing of payments as well as lower inventory levels.

Critical Accounting Estimates

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The company plans to adopt the disclosure requirements regarding critical accounting policies when the SEC issues its final rules.

Toro's significant accounting policies are described in Note 1 to the consolidated financial statements in the company's Fiscal 2001 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult subjective or complex judgments or estimates. However, management believes the following accounting policies, which require more significant judgments and estimates used in the preparation of our consolidated financial statements, could be deemed to be critical within the proposed definition.

      Accounts and Notes Receivable Valuation

The company establishes a reserve for specific accounts and notes receivables that are believed to be uncollectable as well as an estimate of uncollectable receivables. Each quarter, the company evaluates past collection history, current financial conditions of key customers, and economic conditions when establishing an allowance for doubtful accounts. Portions of the accounts receivable are supported by a security interest in product held by customers, which minimizes Toro's collection exposure. A deterioration in the financial condition of any key customer or a significant continued slow down in the economy could have a material negative impact on the company's ability to collect a portion of the accounts and notes receivable. Management believes it has adequately reserved for potential uncollectable receivables as of August 2, 2002.

      Inventory Valuation

The company establishes a reserve for excess and obsolete inventory. Each quarter, the reserve is based on a review of the expected selling price of inventory. Toro's inventory is not exposed to rapid technological changes. However, valuation of inventory can be affected by significant redesign of existing products. The company typically utilizes marketing programs that it believes can facilitate sales of products that will be significantly redesigned for the next model year.

The company manufactures products in advance of the selling season. As a result, Toro could have higher than planned inventory levels if demand declines significantly from anticipated levels. The majority of the company's products do not change from year to year, so that excess inventory from one year is usually sold for at least cost in the next fiscal year. Management believes it has established an adequate reserve for excess and obsolete inventory as of August 2, 2002.

      Warranty Reserves

The company establishes a reserve for future warranty claims at the time of sale based on historical claims experience by product line. The company also establishes reserves for special rework campaigns for known major product issues. In general, warranties tend to be for six months to seven years, and cover all parts and labor for non-maintenance repairs and wear items, provided operator abuse, improper use, or negligence did not necessitate the repair. Actual claims could be materially higher than the reserve accrued at the time of sale due both to the long warranty period offered by the company and to the possibility that actual claims could be higher than the reserve if a significant manufacturing or design defect is not discovered until after the product is delivered to customers.

Management believes that its analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish an estimate for warranty claims at the time of sale. Management believes it has adequately reserved for future warranty claims as of August 2, 2002.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of fiscal 2002 was $61.7 million and compared favorably to $25.3 million of cash used in operating activities for the first nine months in fiscal 2001. This improvement of $86.9 million was due to higher earnings before non-cash expenses and a lower rate of increase in working capital, mainly for inventory, as compared to the prior year's comparable period. Cash used in investing activities was higher by $1.0 million, or 3.2 percent, when compared with the first nine months of fiscal 2001, during which the company paid $8.5 million, net of cash acquired for Goossen Industries, Inc. and Electronic Industrial Controls, Inc. Higher levels of property, plant, and equipment purchases and other assets in the first nine months of fiscal 2002 compared to the same time period in fiscal 2001 contributed to the increase. Cash used in financing activities for the first nine months of fiscal 2002 was $41.9 million compared to $57.0 million of cash provided by financing activities for the first nine months of fiscal 2001. This favorable change of $98.8 million was because the company borrowed less short-term debt during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. In addition, Toro was able to use cash on hand at October 31, 2001, which was higher compared to cash on hand at October 31, 2000, for operating and investing activities in the first quarter of fiscal 2002.

The company entered into new agreements (Working Capital Agreements) with its banks during February 2002 to fund its seasonal working capital requirements. The Working Capital Agreements provide $250.0 million of committed unsecured bank credit lines. Under these Working Capital Agreements, the company can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the Working Capital Agreements, which increased in the new agreements. However, the company anticipates lower interest expense in fiscal 2002 compared to fiscal 2001 due to lower average LIBOR rates and lower average borrowing levels. The company's non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $10 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company also has a letter of credit subfacility as part of the above Working Capital Agreements. The company's business is seasonal, with peak borrowing under the agreements described above generally occurring between February and May each year. Significant financial covenants in the Working Capital Agreements relate to interest coverage and debt to total capitalization ratios. The company was in compliance with all covenants related to the Working Capital Agreements at August 2, 2002. If the company was out of compliance with any debt covenant required by the Working Capital Agreements, the banks could terminate their commitments unless Toro could negotiate a covenant waiver from the banks. In addition, the company's long-term public notes and debentures could become due and payable if the company was unable to obtain a covenant waiver or refinance its short-term debt under its Working Capital Agreements. If the company's credit rating falls below investment grade, the interest rate it currently pays on outstanding debt on the Working Capital Agreements would rise, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade.

Management believes that the combination of funds available through its existing Working Capital Agreements, coupled with forecasted cash flows, will provide the necessary capital resources for the company's anticipated working capital, capital additions, long-term debt repayments, and stock repurchases during the next twelve months.

Contractual Obligations and Commercial Commitments

The following information is presented as of October 31, 2001, and there has been no material change in this information.


(Dollars in thousands)                                                       Due in Fiscal
                                      ----------------------------------------------------------------------------------------------
Obligation                               2002          2003          2004           2005        2006       After 2006       Total
----------                            ----------    ----------    ----------     ---------   ----------    ----------    -----------
Long-term debt........................$      513    $   15,830    $       44     $      45   $       46    $  178,600    $   195,078
Capital lease obligation..............        92             -             -             -            -             -             92
Operating leases......................     9,523         7,220         5,075         3,676        2,527         5,761         33,782
                                      ----------    ----------    ----------     ---------   ----------    ----------    -----------
Total cash obligations................$   10,128    $   23,050    $    5,119     $   3,721   $    2,573    $  184,361    $   228,952
                                      ==========    ==========    ==========     =========   ==========    ==========    ===========

The company also has approximately $20 million in outstanding letters of credit at any given time as required by certain vendor contracts. The company also has guaranteed debts incurred by business partners, aggregating $1.3 million as of August 2, 2002.

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

TCC and other third party finance companies purchase selected receivables from Toro and its distributors and dealers for extended periods, which enables those customers to carry representative inventories of equipment. Downpayments are not required and, depending on the finance program for each product line, finance charges are either incurred by Toro, shared between Toro and the distributor or dealer, or paid by the distributor or dealer. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Under the terms of the sales to distributors and dealers, finance charges are charged to distributors and dealers on outstanding balances, from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale to the distributor or dealer, until payment is received by the third party finance company. Rates are generally fixed or based on prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.

Third party financing companies purchased $373 million of receivables of Toro financed products during the last twelve months. The outstanding receivable balance owed from the company's distributors and dealers to third party financing companies was $124.6 million on August 2, 2002. The company also enters into limited inventory repurchase agreements with third party financing companies. As of August 2, 2002, the company was contingently liable to repurchase up to $3.7 million of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory from third party financing companies over the past few years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product.

      End-User Financing

During February 2002, the company entered into an agreement with a third party financing company to provide lease-financing options to domestic golf course and some grounds equipment customers. The purpose of the agreement is a sales and marketing tool to give end-user buyers of the company's products alternative financing options when purchasing Toro product. Under the terms of this agreement, the company could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions financed under this program. Under a provision of this agreement, if Toro maintains an investment grade credit rating, the company is not required to provide any collateral. If the company's credit rating falls below investment grade, Toro would be required to provide collateral in the form of a letter of credit, up to $5.0 million.

In the normal course of business, Toro has arrangements with other financial institutions to provide various forms of financing options to end customers. None of these other arrangements requires any material financial involvement by the company.

      Distributor Financing

The company enters into long-term loan and equity investment agreements with some distribution partners. These transactions are used for expansion of the distribution partners' businesses, acquisitions, refinancing working capital agreements, or ownership changes. As of August 2, 2002, Toro has loaned and/or invested $7.5 million in some distribution companies. This amount is included in other long-term assets on the consolidated balance sheet.

Inflation

The company is subject to the effects of inflation and changing prices. In management's opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. However, there is no assurance that inflation will not materially affect the company in the future. The company attempts to deal with inflationary pressures by actively pursuing internal cost reduction efforts and introducing modest price increases.

Outlook

The company anticipates sales in the fourth quarter fiscal 2002 to be even with or slightly down from the fourth quarter of fiscal 2001. Sales for the professional segment are expected to be even in the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001 due to continued inventory management efforts. Sales in the residential segment are expected to be down for snowthrower products in the fourth quarter compared to the fourth quarter of fiscal 2001 due to high field inventory levels entering the 2002-2003 winter season. This anticipated decrease may be offset by higher sales for the new line of Toro walk power mowers. In addition, continued benefits from "5 by Five" programs are expected to continue to improve fiscal 2002 earnings compared to fiscal 2001. Management expects sales growth in the low single digits in fiscal 2002 over fiscal 2001, and diluted earnings per share to reach $4.85 to $4.90 in fiscal 2002, before cumulative effect of accounting change, restructuring and other expense, and a one-time tax refund.

Quantitative and Qualitative Disclosures about Market Risk

Toro is exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in the company's net earnings and cash flows. In the normal course of business, Toro actively manages its exposure to some market risks by entering into various hedging transactions, authorized under company policies that place controls on these activities. The company's hedging transactions involve the use of a variety of derivative instruments. Toro uses derivatives only to attempt to limit underlying exposure to currency fluctuations, and not for trading purposes.

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

The following foreign currency exchange contracts held by the company have maturity dates in fiscal 2002 and 2003. All items are non-trading and stated in U.S. dollars. Certain derivative instruments the company enters into do not meet the hedging criteria of SFAS No. 133. Therefore, the fair value impact is recorded in other income, net. The average contracted rate, notional amount, value of derivative instrument in accumulated comprehensive income (loss), and fair value of derivative instrument in other income, net at August 2, 2002 were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                                        VALUE IN
                                                    AVERAGE                         ACCUMULATED OTHER     FAIR VALUE
                                                  CONTRACTED         NOTIONAL         COMPREHENSIVE         IMPACT
DOLLARS IN THOUSANDS                                 RATE             AMOUNT          INCOME (LOSS)       GAIN (LOSS)
=============================================== ================ ================= =================== =================
Buy US dollar/Sell Australian dollar                  .5424          22,856.6               259.5           (205.7)
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy US dollar/Sell Canadian dollar                   1.5619           7,634.8               156.7              5.5
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy US dollar/Sell Euro                               .9870          33,310.0              (181.0)           518.9
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Australian dollar/Sell US dollar                  .5413             297.7                 -                1.7
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy British pound/Sell US dollar                     1.4572             400.7                21.0              -
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Euro/Sell US dollar                               .9396           2,442.8                (0.9)           175.7
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Japanese yen/Sell US dollar                    121.8021           7,348.0               225.5            (17.4)
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Mexican peso/Sell US dollar                     10.1260           6,517.7               (55.6)             -
----------------------------------------------- ---------------- ----------------- ------------------- -----------------
Buy Swiss franc/Sell US dollar                       1.7035             797.2               122.3              -
----------------------------------------------- ---------------- ----------------- ------------------- -----------------

Interest Rate Risk
The company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The company's short-term debt rates are dependent upon the LIBOR rate plus an additional percentage based on the company's current borrowing level. See the company's Fiscal 2001 Annual Report on Form 10-K (Item 7A). There has been no material change in this information.

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

                         ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls

Toro has had accounting procedures and related systems of internal control in place for many years. They are intended to provide reasonable assurance that assets are safeguarded, transactions are appropriately authorized and included in the financial records in all material aspects, and that policies and procedures are implemented and performed by qualified personnel. The company's internal audit department periodically conducts reviews of financial internal controls and reports the results to management and the audit committee. Based on these reviews, the company takes corrective action that may be necessary with regard to deficiencies and weaknesses in internal controls. For the quarter ended August 2, 2002, there have been no significant changes in internal controls or other factors that could significantly affect these controls, and the company has not identified any significant weaknesses in internal controls.

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

     10(j)                The Toro Company Chief Executive Officer Succession Incentive Award
                          Agreement.

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

     99.1                 SEC Order Certification of Chief Executive Officer.

     99.2                 SEC Order Certification of Chief Financial Officer.

     99.3                 Section 906 Certification of Chief Executive Officer.

     99.4                 Section 906 Certification of Chief Financial Officer.

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

                                           THE TORO COMPANY
                                             (Registrant)

    Date:  September 13, 2002           By /s/ Stephen P. Wolfe
                                           ---------------------------------
                                           Stephen P. Wolfe
                                           Vice President, Finance
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


                                 CERTIFICATIONS

   I, Kendrick B. Melrose, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Toro Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                           /s/ Kendrick B. Melrose
                                           -------------------------------------
                                           Kendrick B. Melrose
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)
                                           September 13, 2002


   I, Stephen P. Wolfe, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Toro Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                           /s/ Stephen P. Wolfe
                                           -------------------------------------
                                           Stephen P. Wolfe
                                           Vice President, Finance
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)
                                           September 13, 2002