Form 10-K
period 2002-10-31
TORO CO
filed 2003-01-17
CIK 737758

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR FISCAL YEAR ENDED OCTOBER 31, 2002.

                          Commission File Number 1-8649
                                                 -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on January 9, 2003 as reported by the New York Stock Exchange, was approximately $821,588,349.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]    No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on May 3, 2002, the last business day of the registrant's most completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $723,012,941.

The number of shares of Common Stock outstanding as of January 9, 2003 was 12,457,746.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held March 20, 2003 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

                  DESCRIPTION                                                                          PAGE NUMBERS
-------------------------------------------------------------------------------------------------------------------

PART I

ITEM 1.           Business......................................................................................3-9
ITEM 2.           Properties.....................................................................................10
ITEM 3.           Legal Proceedings..............................................................................10
ITEM 4.           Submission of Matters to a Vote of Security Holders............................................10
                  Executive Officers of the Registrant...........................................................11

PART II

ITEM 5.           Market for Registrant's Common Equity and Related Stockholder Matters..........................12
ITEM 6.           Selected Financial Data........................................................................12
ITEM 7.           Management's Discussion and Analysis of Results of Operations and
                    Financial Condition.......................................................................13-21
ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk.....................................22
ITEM 8.           Financial Statements and Supplementary Data
                    Independent Auditors' Report.................................................................23
                    Consolidated Statements of Earnings
                      for the years ended October 31, 2002, 2001, and 2000.......................................24
                    Consolidated Balance Sheets
                      as of October 31, 2002 and 2001............................................................25
                    Consolidated Statements of Cash Flows
                      for the years ended October 31, 2002, 2001, and 2000.......................................26
                    Consolidated Statement of Changes in Stockholders' Equity
                      for the years ended October 31, 2002, 2001, and 2000.......................................27
                    Notes to Consolidated Financial Statements................................................28-41
ITEM 9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........41

PART III

ITEM 10.          Directors and Executive Officers of the Registrant.............................................42
ITEM 11.          Executive Compensation.........................................................................42
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters...........................................................42-43
ITEM 13.          Certain Relationships and Related Transactions.................................................44
ITEM 14.          Controls and Procedures........................................................................44

PART IV

ITEM 15.          Exhibits, Reports on Form 8-K, and Financial Statement Schedules............................44-46
                  Signatures.....................................................................................47

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

We design, manufacture, and market professional turf maintenance equipment, turf and agricultural irrigation systems, landscaping equipment, and residential yard products. We produced our first lawn mower for golf course fairways in 1921 and our first lawn mower for home use in 1939, and we have continued to enhance our product lines ever since. We classify our operations into three reportable segments; professional, residential, and distribution. A fourth segment called "other" consists of corporate functions and Toro Credit Company, a wholly owned financing subsidiary.

   We emphasize quality and innovation in our customer service, products, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for engineering in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenues in recent years has been attributable to new and enhanced products.

   Our manufactured products are nationally advertised and sold at the retail level under the primary trademarks of Toro(R), Toro(R) Wheel Horse(R), Lawn-Boy(R), Irritrol(R) Systems, Exmark(R), Toro(R) Dingo(R), Aqua-TraXX(R), Pope(R), and Lawn Genie(R), all of which are registered in the United States and many of which are registered in the principal foreign countries where we market our products.

   We were incorporated in Minnesota in 1935 as a successor to a business founded in 1914. We reincorporated in Delaware in 1983. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota 55420-1196, telephone number (952) 888-8801. Our Internet address is www.toro.com. We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and if applicable, any current report on Form 8-K and amendments to any of these reports, available through our Internet site as soon as reasonably practicable after we file such material with the Securities and Exchange Commission. Unless the context indicates otherwise, the terms "company," "Toro," and "we" refer to The Toro Company and its subsidiaries.

PRODUCTS BY MARKET

We continue to be a leader in adapting advanced technologies to products and services that provide solutions for landscape, turf care maintenance, and residential demands. Following is a summary of our products by market for the professional and residential segments:

PROFESSIONAL - We design professional turf products and market them worldwide through a network of distributors and dealers as well as directly to federal customers and some corporate accounts. Products are sold by distributors and dealers to professional users engaged in maintaining and creating landscapes such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Professional turf maintenance equipment marketed under the Toro brand name is our oldest product line, which began in 1921 with tractor-towed mowers for golf courses. Today, we have expanded product lines to include products designed for large turf areas such as golf courses, schools, parks, cemeteries, sports fields, industrial sites, apartments, and townhouse complexes.

Landscape Contractor Market. Products for the landscape contractor market include 21-inch heavy-duty walk behind mowers, mid-size walk behind mowers, zero-turning radius riding mowers, and compact utility loaders. These products are sold through distributors and dealers, and are available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro and Exmark brands. In fiscal 2002, we introduced a Toro branded DFS Vac Collection System and spindle-driven soft baggers for zero-turning radius riding mowers.

   Our compact utility loaders are a cornerstone product for Toro
Sitework Systems. These products are designed to improve efficiency in the creation of landscapes and include the Dingo TX 400 Series, walk behind track-driven models with easy-to-use controls. We offer over 35 attachments for compact utility loaders, including trenchers, augers, vibratory plows, and backhoes.

Grounds Maintenance Market and Other Professional Products.

Products for the grounds maintenance market include riding rotary units with cutting decks ranging from 52 inches to 16 feet, aerators, attachments, and debris management products, which include versatile debris vacuums, blowers and sweepers. Other products include multipurpose vehicles, such as the Workman(R), which can be used for both turf maintenance, towing, and industrial hauling. These products are sold through distributors who then sell to owners and/or superintendents of sports fields, municipal properties, cemeteries, and facilities such as airports and corporate headquarters.

Residential/Commercial Irrigation Market. Turf irrigation products marketed under the Toro and Irritrol Systems brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system.

Golf Course Market. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment, utility vehicles, turf aeration, and sandtrap maintenance equipment for general maintenance. Among many new products introduced in fiscal 2002 were the Groundsmaster(R) 4500-D and 4700-D, two new rotary mowers that feature enhanced power, ground-following, and striping ability. We also manufacture underground irrigation systems including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Our professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage water use.

Agricultural Irrigation Market. Products for the agricultural irrigation market include irrigation emission devices that regulate the flow of drip irrigation, including Blue Stripe(TM) polyethylene tubing, Aqua-TraXX irrigation tape, and Drip In(R) drip line, all used in low water volume agricultural applications. These products are sold through dealers who then sell to growers for use primarily in vegetable fields, fruit and nut orchards, and vineyards.

RESIDENTIAL - We market our residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, Asia, and Australia, with the exception of snow removal products, which are sold primarily in North America and Europe.

Walk Power Mowers. We have manufactured walk power mowers for residential use since 1939. We manufacture and market numerous models under our brand names Toro and Lawn-Boy, including both four-cycle and two-cycle gasoline powered engines. Models differ as to cutting width, type of starter mechanism, mulching and bagging attachments, cast aluminum or steel decks, controls, and power sources, and are either self-propelled or push mowers. Some Toro brand lawn mowers are backed by our "Guaranteed To Start" program and some Lawn-Boy models are equipped with a two-cycle engine we manufacture.

   During fiscal 2002, we adopted a new lawn mower product strategy by introducing three moderate-priced, steel deck, Toro brand walk behind lawn mowers sold through The Home Depot, Inc. (The Home Depot) and Toro dealers.

Riding Products. We manufacture and market riding products under the Toro brand name. Riding mowers and tractors range from an eight horsepower rear engine rider model with a 25-inch deck to a 23 horsepower diesel engine garden tractor model with a 60-inch deck. Many models are available with a variety of decks and accessories. Recycler(R) cutting decks are available on some models. Models can be equipped with manual or hydrostatic transmissions. In fiscal 2001, we introduced the TimeCutter(R) ZX zero-turning radius riding lawn mower and the Twister(R), an active-in-frame (twisting) suspension utility vehicle for hauling. In fiscal 2002, an international rear-engine riding mower was introduced to the European market that meets the current noise standards in the European Union. We also manufacture riding mower products and a consumer utility vehicle plus attachments for third parties under private label agreements. In fiscal 2003, we plan to introduce a new line of TimeCutter Z mowers, a smaller, lighter-weight version of the TimeCutter ZX.

Home Solutions Products. We design and market electrical products under the Toro brand name. These products include electric and cordless flexible line grass and hedge trimmers, electric blowers, and electric blower vacuums, and are intended to require little or no after-purchase service. In fiscal 2003, we plan to introduce a new line of five electric trimmers, both corded and cordless.

Retail Irrigation Products. We design and market retail irrigation products under the Toro and Lawn Genie brand names. In Australia, we also design and market retail irrigation products under the Pope brand name. These products are designed for homeowner installation and include sprinkler heads, plastic valves, and electronic and mechanical timers. We also design and market landscape drip systems primarily for residential landscapes and gardens. In fiscal 2002, we introduced a new outdoor electric timer and impact sprinklers under the Toro and Lawn Genie brand names.

Snow Removal Products. We manufacture and market a range of electric and gas single-stage and gas two-stage snowthrower models under the Toro and Lawn-Boy brand names. Single-stage snowthrowers, developed and first introduced in 1965, are walk behind units with lightweight two-cycle gasoline engines, most of which we manufacture. Most single-stage and electric motor snowthrower models include Power Curve(R) snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas of deep, heavy snowfalls and use four-cycle engines ranging from six to 13 horsepower. We also manufacture and market a hybrid model of single and two-stage snowthrower technology that is self-propelling, providing the operational ease of a single-stage snowthrower with the power of a two-stage unit. In fiscal 2003, we plan to introduce four new two-stage snowthrower models.

INTERNATIONAL OPERATIONS

We currently distribute our products worldwide with sales and/or distribution offices in the United States, Canada, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, and Italy. New product development is pursued primarily in the United States.

MANUFACTURING AND PRODUCTION

In some areas of our business, we are primarily an assembler, while in others we serve as a fully integrated manufacturer. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services.

We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied to the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve quality, fit, and finish of every product. Operations are also designed to be flexible enough to accommodate product design changes required to respond to market demand.

   In order to utilize manufacturing facilities and technology more effectively, we pursue continuous improvements in manufacturing processes. We have flexible assembly lines that can handle a wide product mix and deliver products when customers require them. Additionally, considerable effort is directed to reducing manufacturing costs through process improvement, product and platform design, advanced technology, enhanced environmental management systems, SKU consolidation, and supply-chain management. We also pursue opportunities for manufacturing and supplying products to third parties on a competitive basis.

   Our professional products are manufactured throughout the year. Our residential spring and summer products are generally manufactured in the winter and spring months and our residential fall and winter products are generally manufactured in the summer and fall months. In addition, our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production.

   Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. We also periodically shut down production to allow for maintenance, rearrangement, and capital equipment installation at the manufacturing facilities.

   The majority of our manufacturing facilities are located in the United States, but we also have facilities located in Australia, Mexico, and Italy. To accommodate an anticipated increase in demand as a result of our new moderate price lawn mower strategy, we opened a new additional manufacturing facility in Juarez, Mexico, which began producing walk behind lawn mowers in late fiscal 2002. In order to optimally manage manufacturing capacity utilization and reduce product cost, we announced the closing of three manufacturing operations during fiscal 2002, expanded existing facilities, and shifted production of some products between plants. Capital expenditures for fiscal 2003 are expected to be slightly higher than fiscal 2002 primarily due to the completion of the Juarez, Mexico facility mentioned above as well as continued investments in manufacturing equipment, tooling, and information service technology.

ENGINEERING AND RESEARCH

We are committed to an ongoing engineering program dedicated to innovation of new product development and improvements in the quality and performance of existing products. Our engineering expenses are primarily incurred in connection with the improvements of existing products, cost reduction efforts, and the development of new products which may have additional applications or represent extensions of existing product lines.

ENVIRONMENTAL MATTERS

We are subject to a wide variety of federal, state, and international environmental laws, rules, and regulations. These laws, rules, and regulations may affect the way we conduct our operations, and failure to comply with these regulations could lead to fines and other penalties. We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. Management does not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Most of the components of our products are commercially available from a number of sources. Therefore, we are generally not dependent on any one supplier, except for engines from Japanese suppliers used in some of our professional segment products. We have agreed with some of these suppliers to share the impact of exchange rate fluctuations between the U.S. dollar and the Japanese yen on a 50/50 split based on a predetermined range of rates.

   In fiscal 2002, we experienced no significant or unusual problems in the purchase of raw materials or commodities. The highest value component costs are generally engines, transmissions, transaxles, electric motors, steel, and plastic resin purchased from several suppliers around the world. In addition, we manufacture two-cycle engines for a majority of Lawn-Boy brand walk power mowers as well as Toro and Lawn-Boy single-stage snowthrower products.

SERVICE AND WARRANTY

Our products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty lengths vary depending on whether use is "residential" or "professional" within individual product lines. Some products have an over-the-counter exchange option and some have a 30 day satisfaction guarantee. Warranty coverage ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement to us and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on historical claims experience by individual product lines. Special warranty reserves are also accrued for specific known major product modifications. Service support outside of the warranty period is provided by independent Toro distributors and dealers at the customer's expense. We also sell additional warranty coverage on select products when the factory warranty period expires.

PATENTS

We hold patents in the United States and foreign countries and apply for patents as applicable. Although management believes patents have value to us, patent protection does not deter competitors from attempting to develop similar products. Patent protection is considered to be very beneficial, but we are not materially dependent on any one or more of our patents.

   To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review patents issued by the U.S. Patent Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps us minimize risk of patent infringement litigation. We are currently involved in patent litigation cases, both where we are the plaintiff and where we are the defendant. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on our consolidated financial results.

SEASONALITY

Sales of our residential products, which accounted for approximately 34 percent of total consolidated net sales in fiscal 2002, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the West Coast, Southern states, and our markets in the Southern hemisphere such as Australia, Latin America, and Asia continues for a longer portion of the year than in northern regions. Overall, worldwide sales levels are historically highest in the second quarter. Historically, accounts receivable balances increase between January and April as a result of higher sales volumes and payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Seasonal cash requirements of the business are financed from operations and with short-term and medium-term bank lines of credit. Peak borrowing usually occurs between February and May.

   The following table shows total net sales and earnings before cumulative effect of change in accounting principle and restructuring and other expense (income), defined as operating earnings in the following table, for each quarter as a percentage of the total year:

                           FISCAL 2002         Fiscal 2001
                          NET  OPERATING       Net Operating
Quarter                  SALES  EARNINGS     sales  earnings
-------                  ----- ---------     ----- ---------
FIRST                     20%        2%       21%       2%
SECOND                    34        58        34       60
THIRD                     27        34        24       34
FOURTH                    19         6        21        4

EFFECTS OF WEATHER

From time to time, unusual weather conditions in a particular worldwide region may adversely affect our product retail sales. We work to mitigate this effect by taking orders in advance of the selling season and by working with distributors and dealers to move particular products out of that region to another region that is experiencing higher retail demand. Nonetheless, weather conditions could materially affect our future sales.

DISTRIBUTION AND MARKETING

We market the majority of our products through 47 domestic and 107 foreign distributors, as well as a number of hardware retailers, home centers, and mass retailers in more than 94 countries worldwide.

   Toro and some Lawn-Boy residential products, such as walk power mowers, riding products, and snowthrowers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers throughout the United States. Walk power mowers and snowthrowers are also sold in some home centers. Toro riding products are primarily sold directly to dealers. Home Solutions products, retail irrigation products, and Lawn-Boy products are sold directly to dealers, hardware retailers, home centers, and mass retailers. We also sell selected residential products over the Internet through Internet retailers. Internationally, residential products are sold direct to retail dealers in Australia, Belgium, Canada, and the United Kingdom. In most other countries, products are sold to distributors for resale to dealers and mass merchandisers.

   Worldwide, professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. We also sell some professional segment products directly to federal customers and some corporate accounts. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Compact utility loaders and attachments are sold directly to domestic dealers and rental centers.

   During fiscal 2002, we owned four domestic distribution companies. Our main purposes in owning domestic distributorships are to develop a best-practices model of distribution that could be replicated by our independent distributors and to facilitate ownership transfers while improving operations. We also intend to sell some distribution companies we own to new owners. These distribution companies sell professional and residential products directly to retail dealers and customers primarily in the United States. They market and sell both Toro and non-Toro manufactured products.

   Our current marketing strategy is to maintain distinct brands and brand identification for Toro(R), Lawn-Boy(R), Exmark(R), Lawn Genie(R), Irritrol(R) Systems, and Pope(R) products.

   Our distribution systems are intended to assure quality of sales and market presence as well as effective after-purchase service and support. We consider our distribution network to be a competitive advantage in marketing our products.

   We advertise our residential products during appropriate seasons throughout the year on television, radio, in print, and via the Internet. Professional products are advertised in print and through direct mail programs as well as on the Internet. Most of our advertising emphasizes our brand names. Advertising is paid for by us as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

CUSTOMERS

Overall, management believes that we are not dependent on a single customer. The residential segment, however, is largely dependent on The Home Depot, which accounted for greater than 10 percent of our consolidated sales in fiscal 2002. While the loss of any substantial customer could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

BACKLOG OF ORDERS

The approximate backlog of orders believed to be firm as of October 31, 2002 and 2001 is $116,005,000 and $88,465,000, respectively, a 31.1 percent increase. The increase reflects continued strong demand for our products as we entered fiscal 2003. However, this increase is not reflective of the overall expected sales increase for fiscal 2003. Field inventory levels were also higher for some product lines at the same time last year, which reduced backlog of orders entering fiscal 2002. Through efforts during fiscal 2002 to reduce field inventory levels and shipping product closer to retail demand, backlog of orders entering fiscal 2003 is higher compared to the same time last year. We expect the existing backlog of orders will be filled in fiscal 2003.

COMPETITION

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are pricing, product innovation, quality, service, shelf space, and financing options. Pricing has become an increasingly important factor in competition for a majority of our products. Management believes we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in all product lines with numerous manufacturers, many of whom have substantially greater financial resources than we do. Management believes that we have a competitive advantage because we manufacture a broad range of product lines, including turf equipment and irrigation systems. Management believes that our commitment to customer service, product innovation, and our distribution channels position us well to compete in our various markets.

PROFESSIONAL - Our professional products compete with products from numerous manufacturers, but the principal competitors across most of our professional product lines are Deere & Company; Textron Inc. (includes Jacobsen and Ransomes brands); Hunter Industries Incorporated; Rain Bird Sprinkler Mfg. Corporation; AB Electrolux (includes Husqvarna); Scag Power Equipment (a division of Metalcraft of Mayville, Inc.); Kubota Corporation; Netafim Irrigation Systems and Drip Systems; and T-Systems International, Inc.

RESIDENTIAL - Our principal competitors for residential products are Deere & Company; Honda Motor Co., Ltd.; MTD Products Inc. (includes Cub Cadet, Troy-Bilt, White, Ryobi, Yard Machines, and Yard-man brands); Murray, Inc. (owned by Summersong Investment, Inc.); AB Electrolux (includes American Yard Products, Husqvarna, and Poulan/Weed Eater brands); Simplicity Manufacturing, Inc. (includes Simplicity and Snapper brands); Ariens Company; The Black and Decker Corporation; Rain Bird Sprinkler Mfg. Corporation; K-RAIN Manufacturing Corporation; and RAINDRIP Inc.

DISTRIBUTION - The distribution segment is generally fragmented so that the degree of competition varies among the different regions of the United States in which the particular distribution company sells our residential and/or professional products. The distribution companies' direct competitors generally sell products manufactured by our principal residential and professional product competitors.

INTERNATIONAL - The international market is generally fragmented so that the degree of competition varies among the different countries in which we market our residential and professional products. Most competitors in the professional segment are based in the United States.

Residential products can face more competition where foreign competitors manufacture and market competing products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby affecting their competitiveness. We provide pricing support to foreign customers, as needed, to remain competitive in international markets.

GOVERNMENTAL REGULATION

Our residential products are subject to various United States statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. We are also subject to international, federal and state environmental, occupational safety, transportation, and other regulations, none of which has had a materially adverse effect on our operations or business. Management believes we are in substantial compliance with all such regulations. The United States Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June of 1995. Our engine suppliers and our manufactured snowthrower two-cycle engines are currently in compliance with these regulations. We received certification from the EPA on our own two-cycle walk power mower engines that allowed us to produce two-cycle walk power mower engines at our Oxford, Mississippi plant through calendar year 2002. Those two-cycle engines manufactured in 2002 will be used to meet demand for two-cycle engine walk power mowers in fiscal 2003. If we are unable to economically manufacture a two-cycle engine for walk power mowers in order to meet the required emission levels for production of 2004 models, we will either purchase two-cycle engines for walk power mowers from a third party supplier or phase out manufacturing two-cycle engines for walk power mower products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Our production facilities are located primarily in the United States, but we also have production facilities in Australia, Mexico, and Italy. Most financial transactions are in U.S. dollars, although sales from our foreign subsidiaries, which are less than 10 percent of total consolidated company sales, are conducted in local currencies.

   A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. We also have short-term debt and/or forward exchange contracts in select foreign currencies to help reduce the volatility from foreign currency exchange rate movements. For information on international net sales and property, plant, and equipment, see
Note 12 of Notes to Consolidated Financial Statements entitled "Segment Data," included in Item 8 of Part II of this report.

CUSTOMER FINANCING

WHOLESALE FINANCING - Toro Credit Company, our wholly owned finance subsidiary, provides financing for selected products we manufacture for North American distributors and approximately 250 U.S. dealers. Toro Credit Company purchases select receivables from us and our distributors for extended periods, which assists the distributors and dealers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, we either incur the finance charges ourselves, share them with the distributor or dealer, or the distributor or dealer pays them. A security interest is retained in the distributors' and dealers' inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payments as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally fixed or based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party sources. The finance charges represent interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor.

END-USER FINANCING - During fiscal 2002, we entered into an agreement with a third party financing company to provide lease-financing options to domestic golf course and some grounds equipment customers. The agreement is a sales and marketing tool to give end-user buyers of our products alternative financing options when purchasing our products.

DISTRIBUTOR FINANCING - We enter into long-term loan and equity investment agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership changes.

EMPLOYEES

During fiscal 2002, we employed an average of 5,395 employees. The total number of employees as of October 31, 2002 was 5,393. Three collective bargaining agreements cover approximately 14 percent of these employees, each expiring in the following months: May 2003, October 2003, and October 2005. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

FORWARD-LOOKING STATEMENTS

SAFE HARBOR STATEMENT. This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations about our future performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on our worldwide web site, or otherwise, in the future by us or on our behalf. We have tried to identify such statements by using words such as "expect", "looking ahead", "anticipate", "estimate", "believe", "should", "intend", and similar expressions to identify forward-looking statements.

   Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors that could cause our financial condition to differ materially from what we have anticipated in our forward-looking statements:

o Changes in global and domestic economies, including but not limited to further slowing in growth, slow down in home sales, rise in interest rates, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.

o Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.

o Increased competition, including competitive pricing pressures, new product introductions, and financing programs offered by both domestic and foreign companies.

o Weather conditions that reduce demand for our products.

o Our ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.

o Our ability to achieve sales growth and low double-digit diluted earnings per share growth in fiscal 2003.

o Our ability to achieve goals of the "5 by Five" profit improvement program, which is intended to improve our after-tax return on sales.

o Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

o Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.

o Market acceptance of existing products based on our commitment to develop and improve existing product lines.

o Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share and higher warranty expense.

o Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities.

o Continued slow growth rate in new golf course construction or existing golf course renovations.

o Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

o Increased dependence on The Home Depot as a customer for the residential segment.

o  Elimination or reduction of shelf space for our products at retailers.

o Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

o Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers' ability to pay amounts owed to us.

o Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; imposition of new tariffs on commodities such as steel; and environmental laws.

o  Changes in cost of raw materials, including higher oil prices.

o The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

o Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

   We wish to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 2. PROPERTIES

We utilize manufacturing, distribution, warehouse, and office facilities, which total approximately 5,092,000 square feet of space. We also utilize 20.34 acres of land in California as a testing facility. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2003, in part because in fiscal 2002, we expanded existing manufacturing facilities and opened a new manufacturing facility in Juarez, Mexico. The following schedule outlines our significant facilities by location, ownership, and function as of October 31, 2002:

-------------------------------------------------------------------------------------------------------------------
LOCATION                            OWNERSHIP                 PRODUCTS MANUFACTURED / USE
-------------------------------------------------------------------------------------------------------------------
Bloomington, MN                     Owned/Leased              Corporate headquarters, warehouse, and test facility
El Paso, TX                         Owned/Leased              Professional and residential products and
                                                              distribution center
Juarez, Mexico                      Leased                    Professional and residential products
Plymouth, WI                        Owned                     Professional and residential parts distribution
                                                              center
Tomah, WI                           Owned/Leased              Professional and residential products and warehouse
Windom, MN                          Owned/Leased              Residential and professional components and
                                                              products and warehouse
Baraboo, WI                         Leased                    Professional and residential finished goods
                                                              distribution center
Lakeville, MN                       Leased                    Professional and residential finished goods
                                                              distribution center
Beatrice, NE                        Owned                     Professional products, office
Riverside, CA*                      Owned/Leased              Office and test facility
Shakopee, MN                        Owned                     Components for professional and residential products
Beverley, Australia                 Owned                     Professional products, office and finished goods
                                                              distribution center
Lincoln, NE                         Leased                    Professional products warehouse
Murray Bridge, Australia*           Owned                     Inactive facility
Oxford, MS                          Owned/Leased              Components for professional and residential products
El Cajon, CA                        Owned                     Professional and residential products and warehouse, office
Mound, MN                           Leased                    Research center, warehouse, and residential service center
Brooklyn Center, MN                 Leased                    Distribution facility
Capena, Italy                       Leased                    Distribution facility
Oevel, Belgium                      Owned                     Distribution facility
Hazelwood, MO                       Leased                    Distribution facility
Madera, CA*                         Owned                     Professional and residential products and warehouse
Goodyear, AZ                        Leased                    Distribution facility
Braeside, Australia                 Leased                    Distribution facility
DFW Airport, TX                     Leased                    Distribution facility
Itasca, IL                          Leased                    Distribution facility
Fiano Romano, Italy                 Owned                     Professional products and warehouse, office
-------------------------------------------------------------------------------------------------------------------

* Toro-owned facilities that are available for sale or subleasing.

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for damages arising out of the use of our products. Some claims include requests for punitive as well as compensatory damages. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. Management believes that amounts that may be awarded or assessed in connection with these matters will not have a material affect on our financial position. Further, we maintain insurance against some product liability losses.

   We are typically involved in commercial disputes, employment disputes, and patent litigation cases, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on our consolidated financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated as executive officers of the company, including their age and position with the company as of January 9, 2003 and positions held by them during the last five or more years. Officers are elected annually by the Board of Directors or appointed by the Chief Executive Officer annually. All executive officers listed below are subject to Section 16 under the Securities Exchange Act of 1934.

NAME, AGE, AND POSITION WITH THE COMPANY      BUSINESS EXPERIENCE DURING THE LAST FIVE OR MORE YEARS
--------------------------------------------- -------------------------------------------------------------------------------------
KENDRICK B. MELROSE                           Chairman of the Board since December 1987 and Chief Executive Officer since December
62, Chairman and Chief Executive Officer      1983.

PHILIP A. BURKART                             Vice President and General Manager, International Business since November 2000.
41, Vice President and General Manager,       From October 1999 to October 2000, he served as Managing Director, International
International Business                        Business. From September 1997 to October 1999, he was Director of Marketing,
                                              International Business.

MICHAEL D. DRAZAN                             Vice President, Corporate Information Services since March 2000. From October 1995
45, Vice President,                           to March 2000, he served as Manager, Food Sector Information Technology at Cargill,
Corporate Information Services                Incorporated for infrastructure and applications.

TIMOTHY A. FORD                               Group Vice President, Commercial and Irrigation Businesses, Corporate Accounts,
41, Group Vice President                      Distributor Business Development and Center for Advanced Technology since November
                                              2002. From February 2002 to October 2002, he served as Vice President and General
                                              Manager, Commercial Business, Corporate Accounts and Distributor Business
                                              Development. From August 2001 to December 2001, he served as Vice President and
                                              General Manager, Commercial Business. From January 1998 to July 2001, he held various executive positions at Honeywell International in the Home and Building Control
                                              division that included responsibilities for marketing, operations, and merger integration planning.

DENNIS P. HIMAN                               Vice President and General Manager, Exmark Landscape Contractor Business since
58, Vice President and General Manager,       January 2002. From August 1998 to December 2001, he served as Vice President and
Exmark Landscape Contractor Business          General Manager, Landscape Contractor Business. From January 1996 to August 1998,
                                              he served as Vice President, Distributor Development and Mergers/Acquisitions.

MICHAEL J. HOFFMAN                            Group Vice President, Consumer, Exmark, Landscape Contractor and International
47, Group Vice President                      Businesses since November 2002. From May 2001 to October 2002, he served as Group
                                              Vice President, Consumer and Landscape Contractor Businesses. From May 2000 to
                                              May 2001, he served as Vice President and General Manager, Consumer Business. From
                                              November 1997 to April 2000, he served as Vice President and General Manager,
                                              Commercial Business.

WILLIAM D. HUGHES                             Vice President and General Manager, Irrigation Business since May 2000. From August
52, Vice President and General Manager,       1998 to April 2000, he served as Vice President and General Manager, Consumer
Irrigation Business                           Business. From September 1983 to August 1998, he was Chairman and Chief Operating
                                              Officer of Turf Equipment and Supply Company, Inc., a distributor of Toro products.

RANDY B. JAMES                                Vice President and Controller since December 1988.
59, Vice President and Controller

J. LAWRENCE MCINTYRE                          Vice President, Secretary and General Counsel since July 1993.
60, Vice President, Secretary and General
Counsel


SANDRA J. MEURLOT                             Vice President, Operations since November 2002. From September 2000 to February 2001,
54, Vice President, Operations                she served as Vice President/OMC and President, Boat Group at Outboard Marine
                                              Corporation. From August 1999 to September 2000, she served as Senior Vice President,
                                              Manufacturing at Outboard Marine Corporation. From April 1995 to April 1998, she
                                              served as Vice President, Building Systems and Services at Carrier Corporation, a
                                              subsidiary of United Technologies Corporation.

KAREN M. MEYER                                Vice President, Administration since August 1998. From December 1991 to August 1998,
53, Vice President, Administration            she served as Vice President, Human Resources/Administrative Services.

STEPHEN P. WOLFE                              Vice President Finance, Treasurer and Chief Financial Officer since June 1997.
54, Vice President Finance, Treasurer and
Chief Financial Officer

   There are no family relationships between any director, executive officer or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Toro Common Stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC". The high, low, and last sales price for Toro Common Stock and dividends paid for each of the quarterly periods for fiscal 2002 and 2001 were as follows:

Fiscal year ended
October 31, 2002         FIRST    SECOND     THIRD    FOURTH
-----------------        -----    ------     -----    ------
MARKET PRICE PER SHARE OF
   COMMON STOCK -
     HIGH SALES PRICE    $49.20    $62.75   $59.99    $64.22
     LOW SALES PRICE      41.91     48.24    46.30     48.69
     LAST SALES PRICE     48.91     57.99    49.50     63.86
DIVIDENDS PER SHARE OF
   COMMON STOCK(1)         0.12      0.12     0.12      0.12

(1) Future cash dividends will depend upon the company's financial condition, capital requirements, results of operations, and other factors deemed relevant by our board of directors.


Fiscal year ended
October 31, 2001         First    Second     Third    Fourth
-----------------        -----    ------     -----    ------
Market price per share of
   common stock -
     High sales price   $38.30    $47.65    $48.25    $50.00
     Low sales price     32.75     35.70     40.40     39.00
     Last sales price    36.41     46.71     46.80     42.90
Dividends per share of
   common stock(1)        0.12      0.12      0.12      0.12

COMMON STOCK - 35,000,000 shares authorized, $1.00 par value, 12,171,237 and 12,266,045 shares outstanding as of October 31, 2002 and 2001, respectively.

PREFERRED STOCK - 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

   As of January 9, 2003, Toro had approximately 5,272 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
Years ended October 31                         2002          2001          2000          1999          1998
----------------------                      ----------    ----------    ----------    ----------    ----------
NET SALES                                   $1,399,273    $1,353,083    $1,338,974    $1,279,706    $1,111,346
GROSS PROFIT PERCENTAGE                           34.7%         34.0%         34.6%         34.1%         32.3%
EARNINGS FROM OPERATIONS(1)                 $  100,576    $   94,633    $   97,205    $   74,785    $   23,716
INTEREST EXPENSE                                19,747        22,003        26,414        23,810        25,428
NET EARNINGS, BEFORE ACCOUNTING CHANGE(1)       59,931        50,448        45,285        35,059         4,090
PERCENTAGE OF NET SALES                            4.3%          3.7%          3.4%          2.7%          0.4%
NET EARNINGS(1,2)                           $   35,317    $   50,448    $   45,285    $   35,059    $    4,090
BASIC NET EARNINGS PER SHARE(1,2)                 2.82          3.97          3.55          2.72          0.32
DILUTED NET EARNINGS PER SHARE(1,2)               2.73          3.86          3.47          2.64          0.31
RETURN ON AVERAGE STOCKHOLDERS' EQUITY(1,2)       10.0%         15.3%         15.2%         12.9%          1.6%
TOTAL ASSETS                                $  846,140    $  835,674    $  779,390    $  787,178    $  723,991
LONG-TERM DEBT                                 194,581       195,078       194,495       196,237       197,424
STOCKHOLDERS' EQUITY                           365,290       341,393       317,218       279,663       263,399
DEBT TO CAPITALIZATION RATIO                      34.9%         40.2%         39.4%         47.5%         46.4%
DIVIDENDS PER SHARE OF COMMON STOCK         $      .48    $      .48    $      .48    $      .48    $      .48

(1) Fiscal 2002, 2001, 1999, and 1998 earnings from operations include net restructuring and other expense (income) of $8.4 million, ($0.7) million, $1.7 million, and $15.0 million, respectively.

(2) Fiscal 2002 net earnings and basic and diluted net earnings per share data include the cumulative effect of change in accounting principle of $24.6 million, $1.96 per basic share, and $1.90 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

UNDERSTANDING OUR FINANCIAL INFORMATION

Our fiscal 2002 financial information is summarized in this Management's Discussion and Analysis, the Consolidated Financial Statements, and the related Notes to the Consolidated Financial Statements. The following items are intended to assist you in understanding our financial information.

ORGANIZATION OF FINANCIAL INFORMATION

Management's Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our results of operations and financial condition. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K.

   The consolidated financial statements and notes are presented in Item 8 of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated statements of earnings, consolidated balance sheets, consolidated statements of cash flows, and consolidated statement of changes in stockholders' equity. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.

FINANCIAL TRENDS

Throughout these financial sections, you will read about both recurring and one-time transactions or events. One-time transactions discussed in this Management's Discussion and Analysis include the cumulative effect of change in accounting principle, restructuring and other expense (income), goodwill amortization change, and a one-time federal tax refund. These one-time transactions result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management's Discussion and Analysis may also have a material impact. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

   Our significant accounting policies are described in Note 1 to the consolidated financial statements. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. However, we believe the following accounting policies, which require more significant judgments and estimates used in the preparation of our consolidated financial statements, could be deemed to be critical within the Securities and Exchange Commission's (SEC) proposed rules related to critical accounting policy disclosure.

Warranty Reserve. We establish a reserve for future warranty claims at the time of sale based on historical claims experience by product line. We also establish reserves for special rework campaigns for known major product modifications. Warranty coverage ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. Actual claims could be materially higher than the reserve accrued at the time of sale due both to the long warranty period offered and to the possibility that actual claims could be higher than the reserve if a significant manufacturing or design defect is not discovered until after the product is delivered to customers.

   We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish an estimate for warranty claims at the time of sale.

Accounts and Notes Receivable Valuation. We establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Each quarter, we evaluate past collection history, the age of the receivable, current financial conditions of key customers, and economic conditions when establishing an allowance for doubtful accounts. Portions of the accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant continued slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable, if the value of the security declines. Therefore, our reserve for uncollectible receivables could potentially be under estimated.

NEW ACCOUNTING PRONOUNCEMENT ADOPTED

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives may no longer be amortized but instead tested for impairment annually at the reporting unit level using a two-step impairment test. See Note 5 of the Notes to Consolidated Financial Statements that shows adjusted net earnings and earnings per share data for the adoption of SFAS No. 142.

   Effective November 1, 2001, we adopted SFAS No. 142. We tested for impairment of our reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. An evaluation of the fair value of our agricultural irrigation reporting unit indicated that all the goodwill recorded for acquisitions in the agricultural irrigation market was impaired. The performance of these acquired businesses has not met management's original expectations. This is due mainly to lower than anticipated growth rates in the drip line market, which has resulted in lower industry-wide pricing and margins on product sales. Accordingly, non-cash impairment charges on adoption of SFAS No. 142 of $24.6 million, net of income tax benefit of $0.5 million, were recognized as a cumulative effect of change in accounting principle in the first quarter of fiscal 2002.

RESULTS OF OPERATIONS

Fiscal 2002 was a record-setting year for both net sales and earnings before one-time transactions. Adjusted net earnings grew 9.8 percent and net sales rose by 3.4 percent despite adverse economic conditions. During fiscal 2002, we successfully introduced new products, focused on improving asset management, and continued our emphasis on the profit improvement program called "5 by Five." The goal of this program is to improve our after-tax return on sales. The major initiatives to achieve this goal include: revising and transforming how we manufacture, purchase, distribute, market, and service products; improving or discontinuing low performing product lines; and reviewing our expense structure to eliminate low-value activities.

NET EARNINGS

Fiscal 2002 net earnings were $35.3 million compared to $50.4 million in fiscal 2001. Results for fiscal 2002 included the following three one-time items: a cumulative effect of change in accounting principle that reduced net earnings by $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142; restructuring and other expense of $8.4 million ($5.6 million net of tax); and a tax refund that reduced tax expense by $1.8 million. Adjusted to exclude these items, diluted net earnings per share for fiscal 2002 were $4.93. In fiscal 2001, results included $0.7 million of restructuring and other income ($0.4 million net of tax) and $8.6 million of goodwill amortization ($8.1 million net of tax). Adjusted to exclude these items, diluted net earnings per share for fiscal 2001 were $4.44. The adjusted diluted net earnings per share increase of 11.0 percent was due mainly to higher sales volumes, improved gross profit, and lower interest costs, partially offset by higher selling, general, and administrative expense.

   Fiscal 2001 net earnings per share before restructuring income and comparable for goodwill amortization were 10.4 percent higher than fiscal 2000. This increase was primarily due to lower interest costs, lower levels of exchange rate currency losses, and a decline in selling, general, and administrative expense as a percentage of sales, somewhat offset by lower gross profit.

   The following tables summarize the one-time changes in net earnings and diluted earnings per share data, net of tax effect:

(Dollars in thousands)
Years ended October 31                        2002            2001            2000
----------------------                     ----------      ----------      ----------
NET EARNINGS AS REPORTED                   $   35,317      $   50,448      $   45,285
ADD (SUBTRACT):
   CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                      24,614              --              --
   RESTRUCTURING AND OTHER
     EXPENSE (INCOME)                           5,634            (447)             --
   GOODWILL AMORTIZATION EXPENSE                   --           8,073           7,244
   ONE-TIME TAX REFUND                         (1,775)             --              --
                                           ----------      ----------      ----------
ADJUSTED NET EARNINGS                      $   63,790      $   58,074      $   52,529
                                           ==========      ==========      ==========

(Diluted per share data)
Years ended October 31                        2002            2001            2000
----------------------                     ----------      ----------      ----------
DILUTED EARNINGS PER SHARE AS REPORTED     $     2.73      $     3.86      $     3.47
ADD (SUBTRACT):
   CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                        1.90              --              --
   RESTRUCTURING AND OTHER
     EXPENSE (INCOME)                            0.44           (0.03)             --
   GOODWILL AMORTIZATION EXPENSE                   --            0.61            0.55
     ONE-TIME TAX REFUND                        (0.14)             --              --
                                           ----------      ----------      ----------
ADJUSTED DILUTED EARNINGS PER SHARE        $     4.93      $     4.44      $     4.02
                                           ==========      ==========      ==========

   As we enter fiscal 2003, the improved operating fundamentals from "5 by Five" initiatives, benefits from moving production to lower cost manufacturing facilities, and market share positions for our businesses should give us momentum for another good year. However, a great deal of uncertainty remains in the economy. In fiscal 2003, we expect diluted net earnings per share before one-time transactions to grow at a low double-digit rate over fiscal 2002.

FISCAL 2002 COMPARED WITH FISCAL 2001

Net Sales. Worldwide net sales in fiscal 2002 were $1,399.3 million compared to $1,353.1 million in fiscal 2001, an increase of 3.4 percent. Positive reaction to and initial stocking orders for the new moderate-priced line of Toro walk power mowers led this increase. In addition, positive acceptance of new product introductions across many product lines contributed to the sales growth. The acquisition of a distribution company in the third quarter of fiscal 2001 added $5.1 million of incremental net sales for fiscal 2002. International sales grew 3.5 percent driven primarily by new product introductions and stronger than expected demand in the Asian golf market. Disregarding currency effects, international sales were up 3.1 percent for the year. Professional segment sales were up slightly for the year also due to new product introductions. However, landscape contractor equipment shipments were down as we and our customers took action to reduce field inventory levels.

   Looking ahead, we expect an improvement in sales growth in fiscal 2003 compared to the sales growth in fiscal 2002, driven primarily by the introduction of new products and anticipated continued growth from our lawn mower strategy. We also expect that the reduction of field inventory levels of landscape contractor equipment in fiscal 2002 should contribute to sales growth in fiscal 2003.

Gross Profit. Gross profit as a percentage of net sales was 34.7 percent in fiscal 2002 compared to 34.0 percent in fiscal 2001. This increase was mainly the result of: (i) cost reduction efforts that included moving production to lower cost facilities and (ii) lower material costs resulting from our "5 by Five" program initiatives. Somewhat offsetting those positive factors were: (i) a higher proportion of sales of the new lower margin Toro walk power mowers;
(ii) higher manufacturing costs from lower plant utilization as we curtailed production levels in response to lower professional segment sales and to implement management's efforts to reduce customers' and our inventory levels;
(iii) higher floor plan expenses; and (iv) elimination of gross profit previously recorded with respect to sales of Toro products to a customer that is currently experiencing financial difficulties.

   Looking ahead, gross profit is expected to improve as a result of closing some manufacturing facilities and moving some production to lower-cost facilities during fiscal 2002. These changes are expected to result in higher plant utilization and reduced costs in fiscal 2003 compared to fiscal 2002, benefiting gross profit next year.

Selling, General, and Administrative Expense (SG&A). Adjusted to exclude goodwill amortization, SG&A expense increased 5.2 percent from last year. Factoring out the acquisition of a distribution company in fiscal 2001 and excluding goodwill amortization for the purpose of comparison, SG&A expense as a percentage of net sales was 26.8 percent in fiscal 2002 and 26.4 percent in fiscal 2001. This increase was due to the following factors: (i) higher bad debt expense; (ii) higher incentive compensation costs; (iii) increased legal and information service spending; and (iv) rising insurance costs.

Restructuring and Other Expense (Income). Restructuring and other expense for fiscal 2002 was $8.4 million. During fiscal 2002, we announced the closing of three manufacturing operations. These actions were part of our long-term strategy to reduce production costs and improve long-term competitiveness. Closing these facilities resulted in a pre-tax restructuring and other expense charge of $9.2 million. In the fourth quarter of fiscal 2002, we recorded a benefit of $2.8 million for the reversal of accruals on the previous closings recorded in the first quarter of fiscal 2002, mainly as a result of the decision not to relocate the non-manufacturing portion of our facility at Riverside, California. The combination of the charge and benefit resulted in $6.4 million pre-tax restructuring and other expense for fiscal 2002. We also incurred a $2.0 million charge for asset impairment related to the write-off of patents and non-compete agreements in the agricultural irrigation business. Based on our evaluation of the recoverability of some acquired intangible assets, we determined that the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this business. During fiscal 2001, we had pre-tax restructuring and other income of $0.7 million. This income was derived from the reversal of the remaining accrual for closing of the Sardis, Mississippi facility, which was sold in fiscal 2001.

Interest Expense. Interest expense for fiscal 2002 declined 10.3 percent compared to fiscal 2001 due primarily to lower levels of short-term debt as a result of using prior years' earnings to pay down debt, improved asset management during the second half of fiscal 2002, and lower interest rates.

Other Income, Net. Other income, net for fiscal 2002 declined $1.5 million or
19.8 percent compared to fiscal 2001. This decrease was due to the following factors: (i) lower levels of finance charge revenue; (ii) lower currency exchange rate gains; (iii) increased litigation expense; and (iv) lower levels of insurance recoveries. Somewhat offsetting those negative factors were: (i) increased gains on the disposal of property, plant, and equipment, mainly for a gain on the sale of one of our owned facilities located in Riverside, California; (ii) lower levels of valuation charges for investments; and (iii) higher royalty income.

Provision for Income Taxes. The effective tax rate for fiscal 2002 was 33.0 percent compared to 37.0 percent in fiscal 2001, before a one-time federal tax refund of $1.8 million in fiscal 2002. Including the one-time federal tax refund, the effective tax rate was 31.0 percent for fiscal 2002. The decrease was due mainly to the adoption of SFAS No. 142 that eliminated goodwill amortization expense as of the beginning of fiscal 2002. Most of the goodwill amortization was not deductible for tax purposes. The tax rate decrease was also due to increased benefits from foreign tax strategies related to our foreign sales corporation. The one-time federal tax refund of $1.8 million related to our foreign sales corporation from prior fiscal years.

   Looking ahead to fiscal 2003, we expect the effective tax rate will be approximately the same effective tax rate in fiscal 2002, before the one-time tax benefit.

Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SFAS No. 142, we performed an evaluation of goodwill as of November 1, 2001. As described previously, the results of this evaluation indicated that goodwill related to the agricultural irrigation reporting unit was impaired. We therefore recognized a $24.6 million non-cash charge, net of income tax benefit of $0.5 million, as a cumulative effect of change in accounting principle.

FISCAL 2001 COMPARED WITH FISCAL 2000

Net Sales. Worldwide net sales in fiscal 2001 were $1,353.1 million compared to $1,339.0 million in fiscal 2000, an increase of 1.1 percent. Growth in the landscape contractor market, positive acceptance of new products, and acquisitions led the slight sales increase, but a weak economy and unfavorable spring and summer weather conditions hampered growth.

Gross Profit. Gross profit as a percentage of net sales was 34.0 percent in fiscal 2001 compared to 34.6 percent in fiscal 2000. This decline was a result of the following factors: (i) lower sales of higher-margin products; (ii) increased levels of price support provided to international customers when the U.S. dollar was strong; and (iii) higher manufacturing costs, mainly for irrigation products because of lower plant utilization. Somewhat offsetting these declines were: (i) lower levels of tooling amortization expense due to fully amortized tooling in fiscal 2001 compared to fiscal 2000; (ii) increased gross profit for the residential segment as a result of increased sales of higher-margin products; and (iii) cost reduction efforts. We also began experiencing positive results from lower purchasing costs as part of our "5 by Five" program initiatives.

Selling, General, and Administrative Expense (SG&A). As a percentage of net sales, SG&A decreased to 27.1 percent from 27.3 percent in fiscal 2001. Acquisitions added $6.0 million of incremental SG&A expense. Factoring out acquisitions, SG&A expense would have decreased $5.6 million or 0.7 percent as a percentage of net sales. This decline was due to lower warranty expense and marketing costs. Somewhat offsetting those declines were higher incentive compensation costs, higher engineering expenses, and increased administrative expense related to higher bad debt, legal, and information service costs.

Interest Expense. Fiscal 2001 interest expense decreased 16.7 percent compared to fiscal 2000. This decrease was due primarily to lower levels of average short-term debt as a result of improved asset management, the use of earnings from the past 12 months to pay down debt, and lower interest rates.

Other Income, Net. Other income, net was $7.4 million in fiscal 2001 compared to $1.1 million in fiscal 2000. This increase was due to lower levels of both exchange rate currency losses and write-down of investments compared to fiscal 2000, as well as recoveries of previous write-offs of notes receivable. This increase was somewhat offset by lower levels of insurance recoveries in fiscal 2001 compared to fiscal 2000 and higher litigation costs.

Provision for Income Taxes. The effective tax rate for fiscal 2001 was unchanged from 37.0 percent in fiscal 2000.

BUSINESS SEGMENTS

As more fully described in Note 12 of the Notes to Consolidated Financial Statements, we operate in three reportable segments; professional, residential, and distribution. A fourth segment called "other" consists of corporate and financing functions. Operating earnings (loss) by segment is defined as earnings
(loss) from operations plus other income, net, for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

   The following information provides perspective on our business segments' sales and operating results.

PROFESSIONAL -

Net Sales. In fiscal 2002, professional segment net sales represented 62 percent of consolidated net sales. Worldwide net sales for the professional segment in fiscal 2002 were up slightly by 0.4 percent compared to fiscal 2001. Commercial equipment product sales were up for the year driven by successful new product introductions. Irrigation product sales also increased compared to last year due to lower field inventory levels entering the year and favorable weather conditions. International shipments were also higher for the year due to the successful introduction of new products and stronger than expected demand in the Asian golf market. Somewhat offsetting those increases were lower shipments of landscape contractor equipment as we and our customers reduced field inventory levels. In the fourth quarter of fiscal 2001, retail demand for landscape contractor equipment declined unexpectedly following the September 11 events that resulted in lower consumer confidence and spending as well as the economic recession. However, our distribution customers did not reduce orders and therefore we did not reduce shipments of landscape contractor equipment before the end of fiscal 2001 due to the unexpected decline in retail demand. This resulted in higher than planned field inventory levels entering fiscal 2002. Steps were taken in the first half of fiscal 2002 to lower field inventory levels by curtailing manufacturing production as well as customers reduced orders. On a positive note, retail demand was up in fiscal 2002 compared to fiscal 2001 for landscape contractor equipment.

   Worldwide net sales for the professional segment in fiscal 2001 were down slightly by 0.3 percent compared to fiscal 2000. A weaker economy, unfavorable weather conditions, and a slow down in new golf course construction had a negative effect on worldwide shipments of commercial equipment and irrigation systems. Sales were also lower for residential/commercial irrigation products due to unfavorable economic conditions and weather as well as high Irritrol brand field inventory levels entering fiscal 2001. Sitework Systems shipments declined compared to fiscal 2000 due to challenges in setting up a new dealer channel resulting from a change to dealer-direct distribution in fiscal 2001. The decline in sales was somewhat offset by customer acceptance of new products and the addition of product line sales from Goossen Industries Inc., which was acquired in fiscal 2001. Landscape contractor equipment sales were also up due to higher volume shipments for both Toro and Exmark brand mowers.

   Looking ahead, sales for the professional segment are expected to grow in fiscal 2003 compared to fiscal 2002. We anticipate revenue growth for grounds equipment as we increase our focus on the grounds maintenance market. Sales of landscape contractor equipment are also expected to grow in fiscal 2003 as a result of introducing new products and anticipated growth in the landscape contractor market. In addition, fiscal 2003 results are expected to improve when compared to fiscal 2002 results, which were negatively impacted by efforts to reduce field inventory levels. As we enter fiscal 2003, field inventory levels for landscape contractor equipment are lower compared to last year. Sales of residential/commercial irrigation products are also expected to show solid growth in fiscal 2003 as we introduce new products and increase manufacturing capacity in anticipation of higher demand. Sales to the golf market are expected to be flat to slightly up with the continued trend of slower golf course construction. In addition, the number of golf rounds played is anticipated to be slightly up next year.

Operating Earnings. Adjusted to exclude goodwill amortization and restructuring and other expense for comparable purposes, operating earnings for the professional segment increased 4.8 percent in fiscal 2002 compared to fiscal 2001. Expressed as a percentage of net sales, professional segment operating margins increased to 13.9 percent from 13.4 percent last year. This increase was due to higher gross margins as a result of cost reduction efforts and lower material costs, somewhat offset by higher manufacturing costs described previously and higher floor plan expenses. Other income, net was also higher, contributing to the profit increase. Somewhat offsetting this improvement were higher SG&A costs due to increased incentive compensation, insurance, and marketing expenses.

   As a percentage of net sales, fiscal 2001 professional segment operating margins increased to 12.4 percent from 11.5 percent in fiscal 2000. Lower SG&A expense as a percentage of net sales contributed to this profit improvement due to a decline in warranty and marketing costs. Other income, net also contributed to this improvement due to lower levels of exchange rate currency losses and lower write-down of investments compared to fiscal 2000. However, gross margins as a percentage of net sales declined due to lower sales of higher-margin products, higher manufacturing costs related to lower plant utilization, and continued increase in levels of price support provided to international customers as a result of weak foreign currencies relative to the U.S. dollar.

   Looking ahead, professional segment earnings are expected to improve in fiscal 2003 compared to fiscal 2002 due to expected sales growth and anticipated benefits generated from "5 by Five" initiatives.

RESIDENTIAL -

Net Sales. In fiscal 2002, residential segment net sales represented 34 percent of consolidated net sales. Worldwide net sales for the residential segment in fiscal 2002 were up by 9.8 percent compared to fiscal 2001. Walk power mower sales led this increase due to positive reaction to and initial stocking shipments for the new moderate-priced line of Toro walk power mowers sold at The Home Depot and through our dealer network. Sales of retail irrigation products were also higher due to additional regional shelf space with a key customer, new product introductions, and increased demand in Australia due to dry weather conditions and a stronger Australian dollar compared to the U.S. dollar. Home Solutions product sales, mainly electric trimmers, also increased due to continued placement expansion and strong retail demand. Somewhat offsetting those increases were lower shipments of riding products due to continued weak economic conditions that have resulted in lower sales of higher-priced products as well as strong competition and consumer preference for lower-priced units. In addition, fiscal 2001 sales had been unusually high because of initial stocking shipments of new riding products, such as the TimeCutter ZX mower and the Twister utility vehicle. Lawn-Boy walk power mower shipments also declined as a result of lost shelf space for the 4 cycle engine models at a home center customer. Snowthrower shipments were also down compared to last year because the mild 2001-2002 snow season resulted in higher field inventory levels entering the 2002-2003 winter season. Therefore, fiscal 2002 snowthrower sales were lower compared to abnormally high sales in fiscal 2001 as a result of low field inventory levels when we entered the 2001-2002 winter season.

   Worldwide net sales for the residential segment in fiscal 2001 were up by 2.7 percent compared to fiscal 2000. Snowthrower shipments were up significantly in fiscal 2001 due to heavy snowfall in the winter of 2000-2001, which depleted field inventory levels entering the 2001-2002 winter season. Strong domestic riding product shipments also contributed to the increase in sales in fiscal 2001, mainly for new products, which included the TimeCutter ZX mower and the Twister utility vehicle. Home Solutions product sales, including trimmers and blowers, also increased due to placement expansion at some mass retailers. Offsetting those increases were lower worldwide shipments of walk power mowers due to weak economic conditions resulting from a slow down in consumer spending as well as cold and wet spring weather in most markets that resulted in lower retail demand. Retail irrigation sales also declined for the year due mainly to lost placement at some home centers.

   Looking ahead, residential segment sales are expected to grow in fiscal 2003 compared to fiscal 2002 as we introduce new products, such as the TimeCutter Z mowers, a smaller, lighter-weight version of the TimeCutter ZX. This segment is also expected to benefit from an anticipated increase in retail demand for the moderate-priced line of Toro walk power mowers.

Operating Earnings. Adjusted to exclude goodwill amortization and restructuring and other income for comparable purposes, operating earnings for the residential segment increased 24.4 percent in fiscal 2002 compared to fiscal 2001. Expressed as a percentage of net sales, residential segment operating margins increased to
10.9 percent from 9.7 percent last year. This increase was due mainly to leveraging fixed SG&A costs over higher sales volumes. Somewhat offsetting this profit improvement was a decline in gross margins due to lower margins on the new moderate-priced line of walk power mowers, higher manufacturing costs, and increased floor plan expenses.

   As a percentage of net sales, fiscal 2001 residential segment operating margins, excluding restructuring and other income, increased to 9.5 percent from
8.5 percent in fiscal 2000. Gross margin rose as a percentage of net sales due to increased sales of higher-margin products, continued cost reduction efforts, and lower amounts of tooling amortization expense due to fully amortized tooling, somewhat offset by higher levels of price support provided to international customers. However, SG&A expense as a percentage of net sales was higher due mainly to increased warranty expense.

   Looking ahead, residential segment earnings are expected to improve in fiscal 2003 compared to fiscal 2002 as we continue to experience benefits generated by "5 by Five" initiatives in addition to expected higher sales volumes and reduced product costs as a result of moving some production of Toro brand walk power mowers to Juarez, Mexico.

DISTRIBUTION -

Net Sales. Net sales for the distribution segment in fiscal 2002 increased 8.4 percent compared to fiscal 2001. The sales increase was due to additional volume contributed by a distribution company acquired in fiscal 2001, which added $15.6 million of incremental net sales for the distribution segment in fiscal 2002. Factoring out sales from this acquisition, net sales for the distribution segment would have been down 2.3 percent. This decline was due to weak economic conditions, mainly in the golf market, which resulted in lower commercial equipment and irrigation product sales.

   In fiscal 2001, net sales for the distribution segment increased 14.2 percent compared to fiscal 2000. The sales increase was due to additional volume contributed by two acquired distribution companies during fiscal 2000, which added $22.1 million of incremental net sales for the distribution segment in fiscal 2001. Factoring out sales from these two acquisitions, net sales for the distribution segment would have been down $3.9 million or 3.0 percent. This decline was related to the weak economy and unfavorable weather conditions, which delayed golf course projects.

   Because we have entered into an agreement to sell one of the distribution companies in fiscal 2003, we expect sales for this segment to be lower than in fiscal 2002. Excluding the effects of this planned disposition, sales for the distribution segment are expected to grow slightly in fiscal 2003 compared to fiscal 2002.

Operating Earnings (Losses). Operating earnings for the distribution segment in fiscal 2002 were $2.3 million compared to operating losses of $0.4 million in fiscal 2001. This substantial profit improvement was due mainly to operating improvements and cost reductions at some of the company-owned distributorships.

   Operating losses in fiscal 2001 were $0.4 million compared to operating earnings of $2.7 million in fiscal 2000, an unfavorable change of $3.1 million. SG&A costs were higher because we acquired two distribution companies, which added $5.5 million of incremental SG&A costs. In addition, costs for investments and operational restructuring reduced operating profits in some of the distributorships.

   Because we have entered into an agreement to sell one of the distribution companies in fiscal 2003, we expect operating earnings for this segment to be lower than in fiscal 2002. Excluding the effects of this planned disposition, operating earnings for the distribution segment are expected to grow in fiscal 2003 compared to fiscal 2002.

OTHER -

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Shipments from the professional and residential segments to the Toro-owned distribution companies are eliminated because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments' floor plan interest costs from Toro Credit Company is also included in this segment. The other segment net sales elimination in fiscal 2002 increased
13.8 percent compared to fiscal 2001. This increase was due mainly to additional sales eliminated for a distribution company acquired in fiscal 2001.

   The other segment net sales elimination in fiscal 2001 increased 18.4 percent compared to fiscal 2000. This increase was due mainly to additional sales eliminated for two distribution companies acquired during fiscal 2000.

Operating loss. Operating loss for the other segment in fiscal 2002 increased
16.2 percent compared to fiscal 2001. This unfavorable change was due to higher incentive compensation, increased bad debt expense, higher legal costs, rising insurance costs, and higher information service spending, although the increases were somewhat offset by a decline in interest expense.

   Operating loss in fiscal 2001 increased 3.2 percent compared to fiscal 2000. This increase was due to higher corporate expenses, mainly for incentive compensation, information service costs, legal costs, and bad debt expense. These negative factors were offset somewhat by lower interest costs and higher amounts of other income, net.

FINANCIAL POSITION

WORKING CAPITAL

In fiscal 2002, our major emphasis was improving asset management and reducing average short-term debt. We believe our efforts are paying off, as reflected in the following table, which highlights several key measures of our working capital performance:

(Dollars in millions)
Years ended October 31                             2002            2001
----------------------                          ----------      ----------
AVERAGE WORKING CAPITAL                         $    282.6      $    264.3
AVERAGE WORKING CAPITAL AS PERCENT OF SALES           20.2%           19.5%
AVERAGE SHORT-TERM DEBT                         $     65.5      $    102.2
AVERAGE DAYS RECEIVABLES OUTSTANDING                    85              88
INVENTORY TURNOVER                                    3.74X           3.58x

The increase in average working capital was due primarily to lower average short-term debt in fiscal 2002 compared to fiscal 2001. As a result of strong cash flow from operations, we were able to reduce average short-term debt by
35.9 percent in fiscal 2002. Average days outstanding for receivables improved to 85 days in fiscal 2002 compared to 88 days in fiscal 2001 due primarily to a higher proportion of sales that have shorter payment terms. Average inventory turnover improved 4.5 percent as a result of lower average inventory from improved asset management, but also reflected lower production levels as professional segment sales declined and management worked to reduce both customers' and our own inventory levels.

   We expect that average working capital in fiscal 2003 will increase slightly compared to fiscal 2002 due to higher planned sales volumes which are expected to increase average levels of accounts receivable and inventory. Average inventory is also expected to increase, but at a lower rate than our anticipated fiscal 2003 sales growth.

LONG-TERM ASSETS

Long-term assets as of October 31, 2002 were $254.0 million compared to $271.5 million as of October 31, 2001, a decrease of 6.4 percent. Net property, plant, and equipment increased by $14.5 million due to higher spending on capital equipment and tooling, mainly for plant expansion in Mexico. Goodwill and other assets decreased $26.5 million from fiscal 2001 due mainly to the goodwill and other intangible asset write-offs in the agricultural irrigation business as part of the adoption of SFAS No. 142.

CAPITAL STRUCTURE

The following table details our total capitalization components and key ratios:

(Dollars in millions)
Years ended October 31          2002            2001
----------------------       ----------      ----------
SHORT-TERM DEBT              $      1.2      $     34.4
LONG-TERM DEBT                    194.6           195.1
STOCKHOLDERS' EQUITY              365.3           341.4
DEBT TO CAPITAL RATIO              34.9%           40.2%
EBITDA INTEREST COVERAGE            7.4X            6.3x

EBITDA interest coverage (earnings before cumulative effect of change in accounting principle, restructuring and other expense (income), interest expense, taxes, depreciation, and amortization divided by interest expense) improved in fiscal 2002 compared to fiscal 2001 due primarily to lower interest expense. The total debt to capital ratio improvement in fiscal 2002 compared to fiscal 2001 was due mainly to lower debt as a result of improved asset management during October 31, 2002 compared to October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, short- and medium-term bank credit lines, and cash on hand, provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for our anticipated working capital, capital additions, long-term debt repayments, and stock repurchases in the next fiscal year.

Cash Flow. Our primary source of funds is cash generated from operations. In fiscal 2002, cash provided by operating activities increased by 105.4 percent from fiscal 2001. This significant improvement was a result of our efforts to reduce inventory and receivables described previously, as well as higher earnings before non-cash expenses.

   Capital expenditures continue to be a primary use of capital resources. Cash used in investing activities increased by 2.1 percent due to higher purchases of property, plant, and equipment in fiscal 2002 compared to fiscal 2001 for our addition and expansion of manufacturing facilities. This increase was somewhat offset by no acquisitions consummated in fiscal 2002. Capital expenditures for fiscal 2003 are planned to be slightly higher than fiscal 2002 due to the completion of the Juarez, Mexico facility as well as investments in manufacturing equipment, tooling, and information service technology.

   Cash used in financing activities was $49.8 million in fiscal 2002 compared to $13.3 million in fiscal 2001. This increase of $36.5 million was primarily because we repaid short-term debt during fiscal 2002 compared to borrowing short-term debt in fiscal 2001.

Share Repurchase Plan. On September 20, 2001, the Board of Directors authorized us to repurchase an additional 1,000,000 shares of Toro common stock. As of October 31, 2002, 449,146 shares remained authorized for repurchase. This repurchase program provides shares for use in connection with acquisitions and employee compensation plans so that even with the issuance of shares under those plans, the number of outstanding shares remains relatively constant and the impact on net earnings per share of issuing such shares is minimal.

   In fiscal 2002, we repurchased 450,320 shares of common stock on the open market for $24.2 million at an average price of $53.65 per share. In fiscal 2001, we repurchased 1,020,410 shares for $44.2 million at an average price of $43.27 per share. In fiscal 2000, we repurchased 511,138 shares for $17.1 million at an average price of $33.37 per share.

Credit Lines and Other Capital Resources. Under Working Capital Agreements with various banks, our U.S. seasonal working capital requirements are funded with $250.0 million of committed unsecured bank credit lines. Under these Working Capital Agreements, we can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the Working Capital Agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $9.3 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit sub-facility as part of the above Working Capital Agreements. As of October 31, 2002, we had $258.2 million of unutilized availability under these Working Capital Agreements. Average borrowings were $65.5 million in fiscal 2002 and $102.2 million in fiscal 2001. The decrease in average short-term debt resulted primarily from lower average net inventory, higher levels of accounts payable, and the use of cash earnings from the past 12 months to pay down debt.

   Significant financial covenants in the Working Capital Agreements are interest coverage and debt to total capitalization ratios. We were in compliance with all covenants related to the Working Capital Agreements as of October 31, 2002, and expect to be in compliance with all covenants in fiscal 2003. If we were out of compliance with any debt covenant required by the Working Capital Agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our Working Capital Agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the Working Capital Agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the past year by Standard and Poor's Ratings Group at BBB- and by Moody's Investors Service at Baa3.

   Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. Our peak borrowing usually occurs between February and May. Seasonal working capital requirements are financed primarily with short- and medium-term financing arrangements described above.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

   The following table summarizes our contractual cash obligations as of October 31, 2002:

(Dollars in thousands)     Less Than         1-3            4-5          After 5
Obligation                   1 Year         Years          Years          Years           Total
----------------------     ----------     ----------     ----------     ----------     ----------
LONG-TERM DEBT             $   15,825     $      110     $   75,046     $  103,600     $  194,581
OPERATING LEASES               12,741         18,780         11,297          7,564         50,382
                           ----------     ----------     ----------     ----------     ----------
TOTAL CASH OBLIGATIONS     $   28,566     $   18,890     $   86,343     $  111,164     $  244,963
                           ==========     ==========     ==========     ==========     ==========

As of October 31, 2002, we also had $12.2 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts. We also have guaranteed debts incurred by distributors, aggregating $1.1 million as of October 31, 2002.

CUSTOMER FINANCING

Wholesale Financing. Toro Credit Company (TCC), a wholly owned financing subsidiary, provides financing for our North American distributors and approximately 250 domestic dealers for select products that we manufacture. Independent Toro and Exmark distributors and dealers that do not finance through TCC generally finance their inventories with third party financing companies.

   TCC and other third party finance companies purchase selected receivables from us and our distributors and dealers for extended periods, which assists those customers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are either incurred by us, shared between us and the distributor or dealer, or paid by the distributor or dealer. We retain a security interest in the distributors' and dealers' inventories, and make periodic physical checks of those inventories. Under the sales terms to distributors and dealers, finance charges are charged to distributors and dealers on outstanding balances, from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale to the distributor or dealer, until payment is received by TCC or the third party finance company. Rates are generally fixed or based on prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.

   Third party financing companies purchased $362.8 million of receivables of our financed products during fiscal 2002. The outstanding receivable balance owed from our distributors and dealers to third party financing companies was $139.7 million on October 31, 2002. We also enter into limited inventory repurchase agreements with third party financing companies. As of October 31, 2002, we were contingently liable to repurchase up to $3.7 million of inventory related to receivables under these financing arrangements. We have repurchased only immaterial amounts of inventory from third party financing companies over the past three years. However, a decline in retail sales could cause this situation to change and thereby require us to repurchase financed product.

End-User Financing. During fiscal 2002, we entered into an agreement with a third party financing company to provide lease-financing options to domestic golf course and some grounds equipment customers. The purpose of the agreement is a sales and marketing tool to give end-user buyers of our products alternative financing options when purchasing our products. Under the terms of this agreement, we could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions financed under this program. Our maximum exposure for credit collection and residual value as of October 31, 2002 was $0.8 million. We have established a reserve for our estimated exposure related to this program. Under a provision of this agreement, if we maintain an investment grade credit rating, we are not required to provide any collateral. If our credit rating falls below investment grade, we would be required to provide collateral in the form of a letter of credit, up to $5.0 million.

   In the normal course of business, we have arrangements with other financial institutions to provide various forms of financing options to end customers. From time to time, our company-owned distributorships also guarantee the residual value at the end of leases with third-party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2002 was $1.5 million. None of these other arrangements require any additional material financial involvement by us.

Distributor Financing. We enter into long-term loan and equity investment agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership changes. As of October 31, 2002, we have loaned and/or invested $6.7 million in several distribution companies. This amount is included in other long-term assets on the consolidated balance sheet.

INFLATION

We are subject to the effects of inflation and changing prices. In our opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the fiscal years presented. However, there is no assurance that inflation will not materially affect us in the future. We attempt to deal with these inflationary pressures by actively pursuing internal cost reduction efforts and introducing slight price increases.

MARKET RISK

We are naturally exposed to market risk from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. Our risk management policy is to hedge exposure of certain risks by entering into various hedging instruments to minimize market risk. Additional information is presented in Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note 14 of the Notes to Consolidated Financial Statements.

ACQUISITIONS

In fiscal 2001, we completed the purchase of a southwestern-based distributor. In fiscal 2001, we acquired Electronic Industrial Controls, Inc., a provider of innovative computer control systems for the irrigation industry. We also acquired certain operating assets of Goossen Industries, Inc., a turf equipment manufacturer located in Beatrice, Nebraska.

RELATED PARTY TRANSACTIONS

We have entered into related party transactions. We sell products to a distribution company that is owned in part by an executive officer of Toro. This executive officer is currently on temporary assignment at Toro and will return to the distributorship upon completion of his assignment. In addition, we also sell products to companies whose executive officers are members of Toro's Board of Directors. We believe the transactions described above between us and related parties are at arms-length and not material to the consolidated financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in our net earnings and cash flows. In the normal course of business, we actively manage the exposure of foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the use of a variety of derivative financial instruments. We use derivatives only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash volatility associated with foreign exchange rate changes, and not for trading purposes. Our market risk on interest rates relates primarily to short-term debt and the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. See further discussions on these market risks below.

Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

   We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Our risk management activities for fiscal 2002 were successful in minimizing the net earnings and cash flow impact of currency fluctuations.

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2003. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated comprehensive loss (ACL), and fair value impact of derivative instruments in other income, net as of October 31, 2002 were as follows:

                                                                            Value in
                                           Average                               ACL        Fair Value
Dollars in thousands                    Contracted         Notional           Income            Impact
(except average contracted rate)              Rate           Amount           (Loss)       Gain (Loss)
---------------------------------     ------------     ------------     ------------      ------------
BUY U.S. $/SELL AUSTRALIAN DOLLAR            .5458     $   26,549.8     $       (9.0)     $     (302.6)
BUY U.S. $/SELL CANADIAN DOLLAR             1.5647          8,148.3             52.0               1.0
BUY U.S. $/SELL EURO                         .9694         39,648.7           (135.9)           (230.7)
BUY U.S. $/SELL SWISS FRANC                 1.4803            131.1              0.5                --
BUY AUSTRALIAN DOLLAR/SELL U.S. $            .5569          2,283.3               --              (1.6)
BUY BRITISH POUND/SELL U.S. $               1.4830            548.7             21.3              (0.1)
BUY EURO/SELL U.S. $                         .9792          3,476.0               --              12.1
BUY JAPANESE YEN/SELL U.S. $              121.5607          9,115.0            (43.1)            (21.4)
BUY MEXICAN PESO/SELL U.S. $               10.1819         11,726.7           (436.5)               --
BUY SWISS FRANC/SELL U.S. $                 1.7016            114.0             16.5                --

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not reduce reported net earnings.

Interest Rate Risk. Our interest rate exposure results from short-term rates, primarily LIBOR-based debt from commercial banks. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 31, 2002, our financial liabilities with exposure to changes in interest rates consisted mainly of $1.2 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant including the average balance of short-term debt outstanding during fiscal 2002, interest expense would have increased $0.7 million in fiscal 2002. Included in long-term debt is $194.6 million of fixed-rate debt, which is not subject to variable interest rate fluctuations. As of October 31, 2002, the estimated fair value of long-term debt with fixed interest rates was $204.2 million compared to its carrying value of $194.6 million. The fair value is estimated by discounting the projected cash flows using the rate which similar amounts of debt could currently be borrowed. Assuming a hypothetical increase of one percent (100 basis points) in applicable interest rates, the estimated fair value of long-term debt would decrease by $4.7 million compared to the carrying value.

Commodities. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short-term and long-term agreements with some vendors. The primary commodity price exposures are with aluminum, steel, and plastic resin.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and its subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for each of the years in the three year period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These consolidated financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and its subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on November 1, 2001.

/s/ KPMG LLP

Minneapolis, Minnesota
December 9, 2002

                       CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Years ended October 31       2002            2001            2000
                                                                                  ------------    ------------    ------------
NET SALES                                                                         $  1,399,273    $  1,353,083    $  1,338,974
COST OF SALES                                                                          914,010         892,845         875,817
                                                                                  ------------    ------------    ------------
   GROSS PROFIT                                                                        485,263         460,238         463,157
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                                           376,278         366,284         365,952
RESTRUCTURING AND OTHER EXPENSE (INCOME)                                                 8,409            (679)             --
                                                                                  ------------    ------------    ------------
   EARNINGS FROM OPERATIONS                                                            100,576          94,633          97,205
INTEREST EXPENSE                                                                       (19,747)        (22,003)        (26,414)
OTHER INCOME, NET                                                                        5,970           7,447           1,091
                                                                                  ------------    ------------    ------------
   EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE                                                  86,799          80,077          71,882
PROVISION FOR INCOME TAXES                                                              26,868          29,629          26,597
                                                                                  ------------    ------------    ------------
   EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  59,931          50,448          45,285
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF INCOME TAX BENEFIT OF $509                                                   (24,614)             --              --
                                                                                  ------------    ------------    ------------
NET EARNINGS                                                                      $     35,317    $     50,448    $     45,285
                                                                                  ============    ============    ============

BASIC NET EARNINGS PER SHARE OF COMMON STOCK, BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                              $       4.78    $       3.97    $       3.55
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT           (1.96)             --              --
                                                                                  ------------    ------------    ------------
BASIC NET EARNINGS PER SHARE OF COMMON STOCK                                      $       2.82    $       3.97    $       3.55
                                                                                  ============    ============    ============

DILUTED NET EARNINGS PER SHARE OF COMMON STOCK, BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                              $       4.63    $       3.86    $       3.47
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT           (1.90)             --              --
                                                                                  ------------    ------------    ------------
DILUTED NET EARNINGS PER SHARE OF COMMON STOCK                                    $       2.73    $       3.86    $       3.47
                                                                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING -
   BASIC                                                                                12,525          12,700          12,770
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING -
   DILUTIVE                                                                             12,936          13,067          13,058
                                                                                  ============    ============    ============

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31                                                2002            2001
                                                                                                    ------------    ------------
ASSETS
   CASH AND CASH EQUIVALENTS                                                                        $     62,816    $     12,876
   RECEIVABLES, NET:
     CUSTOMERS (NET OF $7,209 AS OF OCTOBER 31, 2002 AND $4,326 AS OF
       OCTOBER 31, 2001 FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS)                                             250,093         267,442
     OTHER                                                                                                 5,646           4,235
                                                                                                    ------------    ------------
       TOTAL RECEIVABLES, NET                                                                            255,739         271,677
                                                                                                    ------------    ------------
   INVENTORIES, NET                                                                                      224,367         234,661
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                              10,497          11,052
   DEFERRED INCOME TAXES                                                                                  38,722          33,927
                                                                                                    ------------    ------------
       TOTAL CURRENT ASSETS                                                                              592,141         564,193
                                                                                                    ------------    ------------
   PROPERTY, PLANT, AND EQUIPMENT, NET                                                                   156,779         142,245
   DEFERRED INCOME TAXES                                                                                   4,196           9,721
   OTHER ASSETS                                                                                           13,264          11,983
   GOODWILL, NET                                                                                          77,855         102,924
   OTHER INTANGIBLE ASSETS, NET                                                                            1,905           4,608
                                                                                                    ------------    ------------
       TOTAL ASSETS                                                                                 $    846,140    $    835,674
                                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT PORTION OF LONG-TERM DEBT                                                                $     15,825    $        513
   SHORT-TERM DEBT                                                                                         1,156          34,413
   ACCOUNTS PAYABLE                                                                                       86,180          77,549
   ACCRUED LIABILITIES:
     ACCRUED WARRANTIES                                                                                   53,590          57,882
     ACCRUED ADVERTISING AND MARKETING PROGRAMS                                                           34,373          34,919
     ACCRUED COMPENSATION AND BENEFIT COSTS                                                               65,011          58,757
     OTHER                                                                                                37,615          28,534
                                                                                                    ------------    ------------
       TOTAL CURRENT LIABILITIES                                                                         293,750         292,567
                                                                                                    ------------    ------------
   LONG-TERM DEBT, LESS CURRENT PORTION                                                                  178,756         194,565
   OTHER LONG-TERM LIABILITIES                                                                             8,344           7,149
   STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, PAR VALUE $1.00, AUTHORIZED 1,000,000 VOTING AND 850,000 NON-VOTING SHARES,
       NONE ISSUED AND OUTSTANDING                                                                            --              --
     COMMON STOCK, PAR VALUE $1.00, AUTHORIZED 35,000,000 SHARES, ISSUED AND OUTSTANDING
       12,171,237 SHARES AS OF OCTOBER 31, 2002 (NET OF 1,336,818 TREASURY SHARES) AND
       12,266,045 SHARES AS OF OCTOBER 31, 2001 (NET OF 1,242,010 TREASURY SHARES)                        12,171          12,266
     ADDITIONAL PAID-IN CAPITAL                                                                           23,364          29,048
     RETAINED EARNINGS                                                                                   342,358         313,067
     ACCUMULATED COMPREHENSIVE LOSS                                                                      (12,603)        (12,988)
                                                                                                    ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                                                        365,290         341,393
                                                                                                    ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $    846,140    $    835,674
                                                                                                    ============    ============

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Years ended October 31                                               2002          2001          2000
                                                                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                                          $   35,317    $   50,448    $   45,285
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     24,614            --            --
     NON-CASH ASSET IMPAIRMENT WRITE-OFF                                                      4,099            --            --
     PROVISION FOR DEPRECIATION AND AMORTIZATION                                             30,932        37,171        38,151
     WRITE-DOWN OF INVESTMENTS                                                                   --         1,926         4,106
     (GAIN) LOSS ON DISPOSAL OF PROPERTY, PLANT, AND EQUIPMENT                                 (856)          (56)          119
     DECREASE IN DEFERRED INCOME TAXES                                                          730         6,706           171
     TAX BENEFITS RELATED TO EMPLOYEE STOCK OPTION TRANSACTIONS                               1,508         4,841           337
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     RECEIVABLES, NET                                                                        15,938       (15,538)         (989)
     INVENTORIES, NET                                                                        10,294       (25,884)       18,538
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                  291         1,700        (5,915)
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                21,287         8,878         5,749
                                                                                         ----------    ----------    ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                            144,154        70,192       105,552
                                                                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT, AND EQUIPMENT                                              (46,031)      (35,662)      (39,934)
   PROCEEDS FROM DISPOSAL OF PROPERTY, PLANT, AND EQUIPMENT                                   2,964         2,298         2,907
   DECREASE (INCREASE) IN INVESTMENTS IN AFFILIATES                                              --           154        (1,006)
   INCREASE IN OTHER ASSETS                                                                  (2,621)       (3,001)       (3,319)
   ACQUISITIONS, NET OF CASH ACQUIRED                                                            --        (8,549)       (3,014)
                                                                                         ----------    ----------    ----------
       NET CASH USED IN INVESTING ACTIVITIES                                                (45,688)      (44,760)      (44,366)
                                                                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (REPAYMENTS) INCREASE IN SHORT-TERM DEBT                                                 (33,257)       19,219       (48,263)
   REPAYMENTS OF LONG-TERM DEBT                                                                (497)         (107)       (1,845)
   ISSUANCE OF LONG-TERM DEBT                                                                    --           219            --
   INCREASE IN OTHER LONG-TERM LIABILITIES                                                    1,195           326           648
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                   12,941        17,285         4,275
   PURCHASES OF COMMON STOCK                                                                (24,155)      (44,153)      (17,056)
   DIVIDENDS ON COMMON STOCK                                                                 (6,026)       (6,108)       (6,090)
                                                                                         ----------    ----------    ----------
       NET CASH USED IN FINANCING ACTIVITIES                                                (49,799)      (13,319)      (68,331)
                                                                                         ----------    ----------    ----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                       1,273          (215)       (3,837)
                                                                                         ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         49,940        11,898       (10,982)
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE FISCAL YEAR                             12,876           978        11,960
                                                                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AS OF THE END OF THE FISCAL YEAR                               $   62,816    $   12,876    $      978
                                                                                         ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE FISCAL YEAR FOR:
     INTEREST                                                                            $   19,647    $   22,545    $   26,716
     INCOME TAXES                                                                            22,252        18,006        29,162
   STOCK ISSUED IN CONNECTION WITH ACQUISITIONS AND STOCK COMPENSATION PLANS                  3,927         3,232        14,641
   DEBT ISSUED IN CONNECTION WITH AN ACQUISITION                                                 --           450            --
                                                                                         ==========    ==========    ==========

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                           Additional                 Accumulated
                                                              Common         Paid-In      Retained   Comprehensive
(Dollars in thousands, except per share data)                  Stock         Capital      Earnings        Loss          Total
                                                             ----------    ----------    ----------    ----------    ----------
Balance as of October 31, 1999                               $   12,569    $   45,343    $  229,532    $   (7,781)   $  279,663
                                                             ==========    ==========    ==========    ==========    ==========

Dividends paid on common stock ($0.48 per share)                     --            --        (6,090)           --        (6,090)
Issuance of 173,957 shares under stock compensation plans           174         4,733            --            --         4,907
Contribution of stock to a deferred compensation trust               --         2,620            --            --         2,620
Issuance of 337,066 shares of common stock for
   Exmark contingent payment and acquisitions                       337        11,052            --            --        11,389
Purchase of 511,138 shares of common stock                         (511)      (16,545)           --            --       (17,056)
Tax benefits related to employee stock option transactions           --           337            --            --           337
Foreign currency translation adjustments                             --            --            --        (3,837)       (3,837)
Net earnings                                                         --            --        45,285            --        45,285
                                                             ----------    ----------    ----------    ----------    ----------
Balance as of October 31, 2000                               $   12,569    $   47,540    $  268,727    $  (11,618)   $  317,218
                                                             ==========    ==========    ==========    ==========    ==========

Dividends paid on common stock ($0.48 per share)                     --            --        (6,108)           --        (6,108)
Issuance of 716,874 shares under stock compensation plans           717        17,195            --            --        17,912
Contribution of stock to a deferred compensation trust               --         2,605            --            --         2,605
Purchase of 1,020,410 shares of common stock                     (1,020)      (43,133)           --            --       (44,153)
Tax benefits related to employee stock option transactions           --         4,841            --            --         4,841
Minimum pension liability adjustment                                 --            --            --        (1,288)       (1,288)
Foreign currency translation adjustments                             --            --            --          (215)         (215)
Unrealized gain on derivative instruments                            --            --            --           133           133
Net earnings                                                         --            --        50,448            --        50,448
                                                             ----------    ----------    ----------    ----------    ----------
Balance as of October 31, 2001                               $   12,266    $   29,048    $  313,067    $  (12,988)   $  341,393
                                                             ==========    ==========    ==========    ==========    ==========

DIVIDENDS PAID ON COMMON STOCK ($0.48 PER SHARE)                     --            --        (6,026)           --        (6,026)
ISSUANCE OF 355,512 SHARES UNDER STOCK COMPENSATION PLANS           355        13,768            --            --        14,123
CONTRIBUTION OF STOCK TO A DEFERRED COMPENSATION TRUST               --         2,745            --            --         2,745
PURCHASE OF 450,320 SHARES OF COMMON STOCK                         (450)      (23,705)           --            --       (24,155)
TAX BENEFITS RELATED TO EMPLOYEE STOCK OPTION TRANSACTIONS           --         1,508            --            --         1,508
MINIMUM PENSION LIABILITY ADJUSTMENT                                 --            --            --          (397)         (397)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                             --            --            --         1,273         1,273
UNREALIZED LOSS ON DERIVATIVE INSTRUMENTS                            --            --            --          (491)         (491)
NET EARNINGS                                                         --            --        35,317            --        35,317
                                                             ----------    ----------    ----------    ----------    ----------
BALANCE AS OF OCTOBER 31, 2002                               $   12,171    $   23,364    $  342,358    $  (12,603)   $  365,290
                                                             ==========    ==========    ==========    ==========    ==========

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

NATURE OF OPERATIONS

The principal business of The Toro Company and its wholly owned and majority-owned domestic and foreign subsidiaries ("Toro" or "the company") is the development, manufacturing, and selling of outdoor beautification equipment and systems used in the residential and professional markets. Toro products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet through Internet retailers.

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

RECEIVABLES

The company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses. Receivables are recorded at original carrying value less reserves for potential uncollectible accounts.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.

   Inventories as of October 31 were as follows:

(Dollars in thousands)                   2002           2001
                                     ------------   ------------
RAW MATERIALS AND WORK IN PROGRESS   $     68,296   $     70,458
FINISHED GOODS AND SERVICE PARTS          198,860        207,231
                                     ------------   ------------
                                          267,156        277,689
LESS: LIFO                                 26,903         29,264
      OTHER RESERVES                       15,886         13,764
                                     ------------   ------------
TOTAL                                $    224,367   $    234,661
                                     ============   ============


PROPERTY AND DEPRECIATION

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally amortized over 3 to 5 years using the straight-line method. Software and web site development costs are generally amortized over 2 to 5 years utilizing the straight-line method. Expenditures for major renewals and betterments, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the years ended October 31, 2002, 2001, and 2000, the company capitalized $458,000, $817,000, and $587,000 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

(Dollars in thousands)                            2002             2001
                                              ------------     ------------
LAND AND LAND IMPROVEMENTS                    $     13,723     $     12,737
BUILDINGS AND LEASEHOLD IMPROVEMENTS                93,218           87,496
EQUIPMENT                                          333,773          301,710
                                              ------------     ------------
SUBTOTAL                                           440,714          401,943
LESS ACCUMULATED DEPRECIATION                      283,935          259,698
                                              ------------     ------------
TOTAL PROPERTY, PLANT, AND EQUIPMENT, NET     $    156,779     $    142,245
                                              ============     ============

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets. Upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002, the company no longer amortized goodwill. See Note 5 for the effects of adopting this standard.

   Other intangible assets consist primarily of patents and non-compete agreements and are amortized on a straight-line basis over periods ranging from 3 to 12 years.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The company reviews long-lived intangible assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value. The company reviews goodwill for impairment annually in accordance to the provisions of SFAS No. 142. In fiscal 2002, the company determined that goodwill, patents, and non-compete agreements related to the agricultural irrigation market were impaired. Goodwill was determined to be impaired due to the adoption of SFAS No. 142. See section "New Accounting Pronouncements" below in this Note 1 for more details. Also see Note 5 for additional impairment information.

ACCRUED WARRANTIES

The company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty claims to sales by product line and specific known major product modifications.

INSURANCE

The company is self-insured for certain losses relating to medical, dental, workers' compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

DERIVATIVES

Derivatives, consisting mainly of foreign currency exchange contracts, are used to hedge most foreign currency transactions and forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives are recorded as a separate component of stockholders' equity, captioned accumulated comprehensive loss and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the accounting requirements for a hedge are adjusted to fair value through other income, net on the Consolidated Statements of Earnings.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the company's foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders' equity, captioned accumulated comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net, on the Consolidated Statements of Earnings.

COMPREHENSIVE INCOME

Comprehensive income for the company consists of net earnings, minimum pension liability adjustments, cumulative translation adjustments, and unrealized gains or losses on derivative instruments. Minimum pension liability adjustments, cumulative translation adjustments, and unrealized gains or losses on derivative instruments are captioned as other comprehensive income (loss) as follows:

(Dollars in thousands)
Years ended October 31                           2002              2001              2000
                                             ------------      ------------      ------------
NET EARNINGS:                                $     35,317      $     50,448      $     45,285
OTHER COMPREHENSIVE INCOME (LOSS):
   MINIMUM PENSION LIABILITY ADJUSTMENTS             (397)           (1,288)               --
   CUMULATIVE TRANSLATION ADJUSTMENTS               1,273              (215)           (3,837)
   UNREALIZED (LOSS) GAIN ON
     DERIVATIVE INSTRUMENTS                          (491)              133                --
                                             ------------      ------------      ------------
COMPREHENSIVE INCOME                         $     35,702      $     49,078      $     41,448
                                             ============      ============      ============

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and provide pro forma footnote disclosures under the fair value method. The company continues to apply the principles of APB No. 25 and has provided pro forma fair value disclosures in Note 10.

REVENUE RECOGNITION

Toro recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped. Provision is made at the time the related revenue is recognized for estimated cost of product warranties, floor plan costs, price protection, and other sales promotional expenses. Revenue earned from services is recognized ratably over the contractual period. Freight revenue billed to customers is included in net sales, and expenses incurred for shipping products to customers are included in cost of sales.

COST OF FINANCING DISTRIBUTOR/DEALER INVENTORY

The company enters into inventory repurchase agreements with third party financing companies. The company has repurchased only immaterial amounts of inventory from third party financing companies over the last three years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product. Any expected cost of repurchasing inventory has been provided for in the allowance for doubtful accounts. See Note 13 for additional information regarding the company's repurchase arrangements.

   Included in net sales are costs associated with programs in which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $10,981,000, $9,204,000, and $8,586,000 for the fiscal years ended 2002, 2001, and 2000, respectively.

ADVERTISING

General advertising expenditures and the related production are expensed in the period in which costs are incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the program established for various product lines. Advertising costs were $39,306,000, $32,477,000, and $34,751,000 for the fiscal years ended 2002, 2001, and 2000, respectively.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The company has reflected the necessary deferred tax assets and liabilities in the accompanying balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

NET EARNINGS PER SHARE CALCULATION

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding, such as common stock to be issued upon exercise of options, contingently issuable shares, and assumed issuance of restricted shares.

   Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands)
Years ended October 31                       2002             2001             2000
                                         ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK                   12,517           12,691           12,708
ASSUMED ISSUANCE OF
   CONTINGENT SHARES                                8                9               62
                                         ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   AND ASSUMED ISSUANCE OF
   CONTINGENT SHARES                           12,525           12,700           12,770
                                         ============     ============     ============

DILUTIVE

(Shares in thousands)
Years ended October 31                       2002             2001             2000
                                         ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK
   AND ASSUMED ISSUANCE OF
   CONTINGENT SHARES                           12,525           12,700           12,770
ASSUMED CONVERSION OF STOCK
   OPTIONS, CONTINGENTLY
   ISSUABLE SHARES, AND
   ASSUMED ISSUANCE OF
   RESTRICTED SHARES                              411              367              288
                                         ------------     ------------     ------------
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON STOCK,
   ASSUMED ISSUANCE OF
   CONTINGENT AND RESTRICTED SHARES,
   CONTINGENTLY ISSUABLE SHARES,
   AND ASSUMED CONVERSION
   OF OPTIONS OUTSTANDING                      12,936           13,067           13,058
                                         ============     ============     ============

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On the first day of fiscal 2002, the company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS No. 141 did not affect previously reported amounts included in goodwill and other intangible assets for the company.

   SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment annually at the reporting unit level using a two-step impairment test. To the extent that an indication of impairment exists, the company must perform a second test to measure the amount of the impairment. The company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. An evaluation of the fair value of our agricultural irrigation reporting unit indicated that all the goodwill recorded for acquisitions in the agricultural irrigation market was impaired. The performance of these acquired businesses has not met management's original expectations. This is due mainly to lower than anticipated growth rates in the drip line market, which has resulted in lower industry-wide pricing and margins on product sales. Accordingly, non-cash impairment charges on adoption of SFAS No. 142 of $24,614,000, net of income tax benefit of $509,000, were recognized as a cumulative effect of change in accounting principle in the first quarter of fiscal 2002. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses, captioned in selling, general, and administrative expense.

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted the provisions of SFAS No. 143 during the first quarter of fiscal 2003, as required. The adoption of SFAS No. 143 is not expected to have a material impact on the company's financial statements in fiscal 2003.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The company adopted the provisions of SFAS No. 144 during the first quarter of fiscal 2003, as required. The adoption of SFAS No. 144 is not expected to have a material impact on the company's financial statements in fiscal 2003.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The company will adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, as required.

2 BUSINESS ACQUISITIONS AND INVESTMENTS IN AFFILIATES

In fiscal 2001, the company completed the purchase of a southwestern-based distributing company, acquired Electronic Industrial Controls, Inc., a provider of innovative computer control systems for the irrigation industry, and acquired certain operating assets of Goossen Industries, Inc., a turf equipment manufacturer.

   The acquisitions described above were accounted for using the purchase accounting method. Accordingly, the purchase price was allocated based on the estimated fair values of assets acquired and liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill. These acquisitions were immaterial based on the company's consolidated financial position and results of operations.

   In fiscal 1999, Toro became an equity partner in ProShot Golf, Inc. and its successor companies (ProShot). ProShot is a provider of information and communication products to the golf industry. Toro has fully written off this investment and reserved for all financial debt guarantees. Toro recorded valuation charges of $2,828,000 and $4,106,000 in fiscal 2001 and 2000, respectively, related to the write-down of this investment and related bad debt expense. Management does not believe that Toro has any material additional financial exposure related to this investment.

3 RESTRUCTURING AND OTHER EXPENSE (INCOME)

In fiscal 2002, the company announced plans to close its Riverside, California manufacturing operations and its Evansville, Indiana and Madera, California manufacturing facilities. Approximately 550 job positions and related office staff reductions will be lost in connection with closing these operations. As of October 31, 2002, of the 550 job position reductions, 400 have been eliminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in "other" below. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002. In addition, asset impairment charges also include the write-down of facilities and equipment related to the closure of the aforementioned manufacturing operations.

   The following is an analysis of the company's restructuring and other expense reserve accounts:

                                      Asset        Severance
(Dollars in thousands)             Impairment      & Benefits        Other            Total
                                   ----------      ----------      ----------      ----------
Balance as of October 31, 2001     $       --      $       --      $       45      $       45
Initial charge                          4,698           3,761           2,726          11,185
Changes in estimates                     (599)           (362)         (1,815)         (2,776)
Utilization                            (4,099)         (1,534)            (84)         (5,717)
                                   ----------      ----------      ----------      ----------
BALANCE AS OF OCTOBER 31, 2002     $       --      $    1,865      $      872      $    2,737
                                   ==========      ==========      ==========      ==========

   The company expects the majority of the remaining reserve to be utilized during fiscal 2003.

4 OTHER INCOME, NET

Other income (expense) is as follows:

(Dollars in thousands)
Years ended October 31                  2002            2001            2000
                                     ----------      ----------      ----------
INTEREST INCOME                      $    1,345      $      818      $      788
GROSS FINANCE CHARGE REVENUE              3,664           5,144           5,460
ROYALTY INCOME                            1,802           1,452           1,433
FOREIGN CURRENCY GAINS (LOSSES)             101             887          (4,949)
INSURANCE RECOVERY, NET                      --           1,886           2,208
VALUATION RECOVERY (CHARGES)
   FOR INVESTMENTS                          395          (1,926)         (4,106)
LITIGATION (SETTLEMENT) RECOVERY         (1,780)         (1,073)            126
MISCELLANEOUS                               443             259             131
                                     ----------      ----------      ----------
TOTAL                                $    5,970      $    7,447      $    1,091
                                     ==========      ==========      ==========

5 GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL - In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the systematic amortization of goodwill. The company adopted SFAS No. 142 on November 1, 2001.

   The following table adjusts net earnings and earning per share for the adoption of SFAS No. 142:

(Dollars in thousands,
except per share data)
Years ended October 31                         2002             2001             2000
                                           ------------     ------------     ------------
NET EARNINGS:
   AS REPORTED                             $     35,317     $     50,448     $     45,285
   GOODWILL AMORTIZATION, NET OF TAX                 --            8,073            7,244
                                           ------------     ------------     ------------
   ADJUSTED NET EARNINGS                   $     35,317     $     58,521     $     52,529
                                           ============     ============     ============
BASIC EARNINGS PER SHARE:
   AS REPORTED                             $       2.82     $       3.97     $       3.55
   GOODWILL AMORTIZATION, NET OF TAX                 --             0.64             0.56
                                           ------------     ------------     ------------
   ADJUSTED BASIC EARNINGS PER SHARE       $       2.82     $       4.61     $       4.11
                                           ============     ============     ============
DILUTED EARNINGS PER SHARE:
   AS REPORTED                             $       2.73     $       3.86     $       3.47
   GOODWILL AMORTIZATION, NET OF TAX                 --             0.62             0.55
                                           ------------     ------------     ------------
   ADJUSTED DILUTED EARNINGS PER SHARE     $       2.73     $       4.48     $       4.02
                                           ============     ============     ============

   The changes in the net carrying amount of goodwill for fiscal 2002 were as follows:

                                   Professional      Residential
(Dollars in thousands)                Segment          Segment           Total
                                   ------------      ------------     ------------
Balance as of October 31, 2001     $     94,050      $      8,874     $    102,924
Initial charge                          (25,123)               --          (25,123)
Translation adjustment                       15                39               54
                                   ------------      ------------     ------------
BALANCE AS OF OCTOBER 31, 2002     $     68,942      $      8,913     $     77,855
                                   ============      ============     ============

OTHER INTANGIBLE ASSETS - During the first quarter of fiscal 2002, the company determined that the patents and non-compete agreements related to the agricultural irrigation market were impaired. This impairment charge of $2,038,000 was recognized as part of restructuring and other expense during the first quarter of fiscal 2002. Total other intangible assets, net as of October 31, 2002 and 2001 were $1,905,000 and $4,608,000, respectively.

   The components of other amortizable intangible assets were as follows:

(Dollars in thousands)     Gross Carrying       Accumulated
October 31, 2002               Amount          Amortization
                           --------------     --------------
PATENTS                    $        6,104     $       (4,609)
NON-COMPETE AGREEMENTS                800               (405)
OTHER                                 800               (785)
                           --------------     --------------
TOTAL                      $        7,704     $       (5,799)
                           ==============     ==============

(Dollars in thousands)     Gross Carrying       Accumulated
October 31, 2001               Amount          Amortization
                           --------------     --------------
Patents                    $        7,104     $       (4,501)
Non-compete agreements              3,183             (1,285)
Other                               1,197             (1,090)
                           --------------     --------------
Total                      $       11,484     $       (6,876)
                           ==============     ==============

   Amortization expense for intangible assets for fiscal years ended 2002, 2001, 2000 was $670,000, $929,000, and $1,411,000, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2003, $479,000; 2004, $357,000; 2005, $337,000; 2006, $337,000; 2007, $182,000; and
after 2007, $213,000.

6 SHORT-TERM CAPITAL RESOURCES

As of October 31, 2002, the company had available committed unsecured lines of credit with domestic banks in the aggregate of $253,000,000. Under these lines of credit, the company can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the current loan agreements. Most of these agreements also require the company to pay a fee of 0.175 - 0.200 percent per year on the available lines of credit, which is included in interest expense. The company's non-U.S. operations maintain unsecured short-term lines of credit of $6,287,000. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $1,156,000 outstanding as of October 31, 2002 and $34,413,000 outstanding as of October 31, 2001 under these lines of credit, which included 1,900,000 Australian dollar and 103,000 euro denominated short-term debt outstanding as of October 31, 2002 and 34,200,000 Australian dollar and 18,577,000 euro denominated short-term debt outstanding as of October 31, 2001. The weighted average interest rate on short-term debt outstanding as of October 31, 2002 and 2001 was 4.74 percent and 4.80 percent, respectively. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2002.

7 LONG-TERM DEBT

A summary of long-term debt is as follows:

(Dollars in thousands) October 31            2002             2001
                                         ------------     ------------
7.000% NOTES, DUE FEBRUARY 17, 2003      $     15,761     $     15,761
7.125% NOTES, DUE JUNE 15, 2007                75,000           75,000
INDUSTRIAL REVENUE BOND DUE
   NOVEMBER 1, 2017 AT 4.500%                   3,600            3,600
7.800% DEBENTURES, DUE JUNE 15, 2027          100,000          100,000
OTHER                                             220              717
                                         ------------     ------------
                                              194,581          195,078
LESS CURRENT PORTION                           15,825              513
                                         ------------     ------------
LONG-TERM DEBT, LESS CURRENT PORTION     $    178,756     $    194,565
                                         ============     ============

   In connection with the issuance in June 1997 of the $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments, which were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the new debt securities issued.

   Principal payments required on long-term debt in each of the next five years ending October 31 are as follows: 2003, $15,825,000; 2004, $65,000; 2005,
$45,000; 2006, $46,000; 2007, $75,000,000; and after 2007, $103,600,000.

8 STOCKHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM - The company's Board of Directors has authorized the cumulative repurchase of up to 1,000,000 shares of the company's common stock. During fiscal 2002, Toro paid $24,155,000 to repurchase 450,320 shares. As of October 31, 2002, 449,146 shares remained authorized for repurchase.

SHAREHOLDER RIGHTS PLAN - Under the terms of a Rights Agreement dated as of May 20, 1998 between Toro and Wells Fargo Bank Minnesota, National Association (the successor to Norwest Bank Minnesota, National Association), each share of the company's common stock entitles its holder to one preferred share purchase right. These rights become exercisable only if a person or group acquires, or announces a tender offer that would result in, ownership of 15 percent or more of Toro's common stock. Each right will then entitle the holder to buy a one one-hundredth interest in a share of a series of preferred stock, at a price of $180. Among other things under the plan, if a person or group acquires 15 percent or more of Toro's outstanding common stock, each right entitles its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. The Board of Directors may redeem the rights for $0.01 per right at any time before a person or group acquires beneficial ownership of 15 percent or more of the common stock.

9 INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Years ended October 31                           2002               2001               2000
                                             ------------       ------------       ------------
STATUTORY FEDERAL INCOME TAX RATE                    35.0%              35.0%              35.0%
INCREASE (REDUCTION) IN INCOME
   TAXES RESULTING FROM:
BENEFITS FROM EXPORT INCENTIVES                      (1.7)              (2.2)              (3.2)
REFUND RELATED TO PRIOR YEARS'
   FOREIGN SALES CORPORATION                         (2.0)                --                 --
STATE AND LOCAL INCOME TAXES,
   NET OF FEDERAL INCOME TAX BENEFIT                  1.2                1.3                1.3
EFFECT OF FOREIGN SOURCE INCOME                      (0.4)              (1.0)               0.8
GOODWILL AND OTHER AMORTIZATION                       0.1                2.8                3.0
OTHER, NET                                           (1.2)               1.1                0.1
                                             ------------       ------------       ------------
CONSOLIDATED EFFECTIVE TAX RATE                      31.0%              37.0%              37.0%
                                             ============       ============       ============

   Components of the provision for income taxes are as follows:

(Dollars in thousands)
Years ended October 31                   2002              2001             2000
                                     ------------      ------------     ------------
CURRENT:
   FEDERAL                           $     23,950      $     22,552     $     21,414
   STATE                                    1,588             1,002            1,387
                                     ------------      ------------     ------------
   CURRENT PROVISION                       25,538            23,554           22,801
                                     ------------      ------------     ------------
DEFERRED:
   FEDERAL                                  1,357             5,434            3,765
   STATE                                      (27)              641               31
                                     ------------      ------------     ------------
   DEFERRED PROVISION                       1,330             6,075            3,796
                                     ------------      ------------     ------------
TOTAL PROVISION FOR INCOME TAXES     $     26,868      $     29,629     $     26,597
                                     ============      ============     ============

   The tax effects of temporary differences that give rise to the net deferred income tax assets as of October 31, 2002 and 2001 are presented below:

(Dollars in thousands)                  2002             2001
                                    ------------     ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS     $      3,576     $      2,374
INVENTORY ITEMS                            4,515            4,140
DEPRECIATION                               3,366            7,561
WARRANTY RESERVES                          3,940            6,034
EMPLOYEE BENEFITS                         12,426           11,738
OTHER NONDEDUCTIBLE ACCRUALS              15,095           11,801
                                    ------------     ------------
DEFERRED INCOME TAX ASSETS          $     42,918     $     43,648
                                    ============     ============

   During the years ended October 31, 2002, 2001, and 2000, respectively, $1,508,000, $4,841,000, and $337,000 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

10 STOCK-BASED COMPENSATION PLANS

Under the company's stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to fair market value on the date the option was granted. The stock options are generally exercisable immediately, and expire five to ten years after the date of grant.

   Under The Toro Company 2000 Stock Option Plan, 1,500,000 shares are authorized for issuance; under The Toro Company 1993 Stock Option Plan, 1,600,000 shares are authorized for issuance; under The Toro Company Directors Stock Plan, 65,000 shares are authorized for issuance; and under The Toro Company 2000 Directors Stock Plan,

120,000 shares are authorized for issuance. As of October 31, 2002, 648,973 shares were available for future grants under The Toro Company 2000 Stock Option Plan, 45,192 shares were available for future grants under The Toro Company 1993 Stock Option plan, 7,900 shares were available for future grants under The Toro Company Directors Stock Plan, and 90,000 shares were available for future grants under The Toro Company 2000 Directors Stock Plan.

   The company's net earnings and diluted net earnings per share would have been as follows if the company had elected to recognize compensation expense consistent with the methodology prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation":

(Dollars in thousands,
except per share data)
Years ended October 31                  2002             2001             2000
                                    ------------     ------------     ------------
NET EARNINGS, AS REPORTED           $     35,317     $     50,448     $     45,285
PRO FORMA NET EARNINGS                    32,538           47,891           43,053
                                    ------------     ------------     ------------
DILUTED NET EARNINGS PER SHARE,
   AS REPORTED                      $       2.73     $       3.86     $       3.47
PRO FORMA DILUTED NET EARNINGS
   PER SHARE                                2.54             3.70             3.32
                                    ============     ============     ============

   The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions of options granted in the following fiscal years:

Years ended October 31                   2002              2001              2000
                                     ------------      ------------      ------------
RISK-FREE INTEREST RATE                      3.92%             5.33%             6.17%
EXPECTED LIFE OF OPTION IN YEARS             5.78              4.89              4.38
EXPECTED DIVIDEND YIELD                      0.76%             1.02%             1.07%
EXPECTED STOCK VOLATILITY                   28.86%            31.39%            29.77%
                                     ============      ============      ============

   The weighted average fair market value of options issued for the years ended October 31, 2002, 2001, and 2000 was estimated to be $14.98, $11.19, and $10.26 per share, respectively. The weighted average fair market value of Performance Shares amortized in the years ended October 31, 2002, 2001, and 2000 was estimated to be $40.19, $29.98, and $27.60 per share, respectively.

   A summary of stock option activity under the plans described above is presented below:

                                         Weighted
                                          average
                        Options          exercise
                      outstanding          price
                     ------------      ------------
October 31, 1999        1,091,633      $      27.30
                     ------------      ------------
Granted                   587,805             32.70
Exercised                (164,330)            27.72
Cancelled                 (65,104)            37.59
                     ------------      ------------
October 31, 2000        1,450,004      $      28.98
                     ------------      ------------
Granted                   370,606             35.03
Exercised                (689,522)            24.54
Cancelled                 (28,195)            33.15
                     ------------      ------------
October 31, 2001        1,102,893      $      33.68
                     ============      ============
GRANTED                   329,774             47.12
EXERCISED                (326,765)            39.07
CANCELLED                 (26,000)            31.93
                     ------------      ------------
OCTOBER 31, 2002        1,079,902      $      36.19
                     ============      ============

   The table below presents the number, weighted average remaining contractual life, and weighted average exercise price for options outstanding as of October 31, 2002:

                                                         Weighted
                                         Weighted         average
                                          average        remaining
                        Number of        exercise       contractual
Exercise price range     options          price             life
                      ------------     ------------     ------------
$22.563 - $24.938          134,512     $      24.83        4.9 years
$31.000 - $37.625          617,135            32.91        3.9 years
$42.550 - $55.730          328,255            47.02        6.1 years
                      ------------     ------------     ------------
TOTAL                    1,079,902     $      36.19        4.7 YEARS
                      ============     ============     ============

   As of October 31, 2002, 795,902 options were exercisable at a weighted average exercise price of $37.20 per share.

   In fiscal 2002, 2001, and 2000, the company granted options that vest at the earlier of December 15, 2003 or when the company's fiscal year net earnings divided by net sales exceeds five percent (a five percent return on sales). If these options vest due to the company achieving its goal of five percent return on sales by the end of fiscal 2003, these options expire on December 31, 2006. If these options vest at

December 15, 2003 and the company has not achieved its goal of five percent return on sales, then these options expire on December 31, 2003. The company granted 13,500, 28,500, and 292,000 such options during fiscal 2002, 2001, and 2000, respectively. The company cancelled 22,000, 23,000, and 5,000 of these options during fiscal 2002, 2001, and 2000, respectively, due to employee terminations.

   The company's stockholders have approved a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, Performance Shares are granted to key employees of the company. A Performance Share is the right to receive shares of Common Stock or deferred Common Stock units, contingent on the achievement of performance goals of the company, generally over a three year period. The number of shares of Common Stock authorized for issuance under this plan is 1,000,000. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals. In fiscal 2002, 2001, and 2000, the company granted 132,600, 159,400, and 87,000 Performance Shares, respectively, that vested over one to three year periods. The participants earned 56,881, 82,697, and 57,781 Performance Shares with respect to fiscal 2002, 2001, and 2000, respectively. The company recognized compensation expense related to this plan of $5,604,000, $3,812,000, and $2,455,000 during the fiscal years 2002, 2001, and 2000, respectively.

   The company's stockholders have approved The Toro Company Annual Management Incentive Plan II (annual incentive plan), which includes a Common Stock acquisition and retention feature (Stock Retention Award). If the Compensation Committee of the Board of Directors grants a Stock Retention Award, the recipient may elect to convert up to 50 percent of a cash bonus award into Common Stock, or defer up to 50 percent of the cash bonus through The Toro Company Deferred Compensation Plan for Officers into units having a value based on shares of Common Stock. In either case, the participant would receive additional compensation in the form of one additional share or unit of Common Stock for every two shares or units acquired upon conversion. These matching shares or units vest in increments of 25 percent of the total number of matching shares or units as of the end of each of the second, third, fourth, and fifth years after the date the shares are issued or units are credited. Compensation expense related to this plan was $2,273,000, $1,587,000, and $1,936,000 for fiscal years ended 2002, 2001, and 2000, respectively. The company issued 38,120 shares with respect to fiscal 2000 under this plan. No such awards were granted with respect to fiscal 2002 or 2001.

   On July 31, 1995, the company issued 17,467 shares of restricted stock and 17,467 performance units to the Chief Executive Officer under the terms of The Toro Company Chief Executive Officer Succession Incentive Award Agreement, which was approved by stockholders in 1995. The value of each performance unit is equal to the fair market value of a share of common stock. The restricted stock and performance units vest based upon achievement of specified succession planning goals. Dividends are paid with respect to the restricted stock and the shares may be voted. Portions of the restricted stock and performance unit awards may be forfeited if specified goals are not achieved at various dates, ending on October 31, 2005 or termination of employment. In fiscal 2002, the Board of Directors extended the term of the agreement from October 31, 2003 to October 31, 2005. For each of the fiscal years ending October 31, 2000 and 1999, 2,620 shares and performance units vested. Compensation expense related to this plan was $730,000, $439,000, and $139,000 for the fiscal years ended 2002, 2001, and 2000, respectively. 12,227 shares and 12,227 performance units remain unvested as of October 31, 2002.

11 EMPLOYEE BENEFIT PROGRAMS

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. Effective January 1, 2002, The Toro Company Investment and Savings Plan and The Toro Company Employee Stock Ownership Plan were merged to become The Toro Company Investment, Savings and Employee Stock Ownership Plan. The company's expenses under this plan were $12,660,000, $12,300,000, and $11,750,000 for the fiscal years ended 2002, 2001, and 2000, respectively.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees. The plan assets, liabilities, and expenses related to these plans were not significant to the company's consolidated financial results.

12 SEGMENT DATA

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

   The residential segment consists of walk power mowers, riding mowers and tractors, utility vehicles, snowthrowers, homeowner-installed irrigation systems, replacement parts, and electric home solutions products, including trimmers, blowers and blower vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers as well as over the Internet through Internet retailers.

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

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional, residential, and distribution business segment results based on earnings (loss) before interest expense, income taxes, and cumulative effect of change in accounting principle. The other segment operating loss includes corporate activities, other income, net, and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs, which these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

   The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Years ended October 31                Professional(1,2)  Residential(3)    Distribution         Other             Total
                                      -----------------  --------------    ------------      ------------      ------------
2002
NET SALES                               $    862,294     $    474,333     $    158,935      $    (96,289)     $  1,399,273
INTERSEGMENT GROSS SALES                      99,553           10,764               --          (110,317)               --
EARNINGS (LOSS) BEFORE INCOME
   TAXES AND ACCOUNTING CHANGE               111,709           51,916            2,251           (79,077)           86,799
TOTAL ASSETS                                 399,024          162,442           51,823           232,851           846,140
CAPITAL EXPENDITURES                          21,240           17,789              685             6,317            46,031
DEPRECIATION AND AMORTIZATION                 16,860            6,559              537             6,976            30,932

2001
Net sales                               $    858,855     $    432,176     $    146,642      $    (84,590)     $  1,353,083
Intersegment gross sales                      90,068           10,445               --          (100,513)               --
Earnings (loss) before income taxes          106,600           41,904             (361)          (68,066)           80,077
Total assets                                 430,637          142,361           61,836           200,840           835,674
Capital expenditures                          16,828           12,422              971             5,441            35,662
Depreciation and amortization                 24,980            5,779              981             5,431            37,171

2000
Net sales                               $    861,253     $    420,748     $    128,411      $    (71,438)     $  1,338,974
Intersegment gross sales                      74,997           14,198               --           (89,195)               --
Earnings (loss) before income taxes           99,400           35,745            2,697           (65,960)           71,882
Total assets                                 407,934          130,531           42,035           198,890           779,390
Capital expenditures                          23,895            8,516              606             6,917            39,934
Depreciation and amortization                 22,386           10,561              812             4,392            38,151

(1) Includes restructuring and other expense of $8.4 million in fiscal 2002.

(2) Includes cumulative effect of change in accounting principle of $24.6 million in fiscal 2002.

(3) Includes restructuring and other income of $0.7 million in fiscal 2001.

   The following table presents the details of the other segment earnings (loss) before income taxes:

(Dollars in thousands)
Years ended October 31           2002              2001              2000
                             ------------      ------------      ------------
CORPORATE EXPENSES           $    (77,414)     $    (67,465)     $    (61,617)
INTEREST EXPENSE, NET             (19,747)          (22,003)          (26,414)
FINANCE CHARGE REVENUE              3,664             5,144             5,460
ELIMINATION OF CORPORATE
   FINANCING EXPENSE               14,712            15,923            17,758
OTHER (EXPENSES) INCOME              (292)              335            (1,147)
                             ------------      ------------      ------------
TOTAL                        $    (79,077)     $    (68,066)     $    (65,960)
                             ============      ============      ============

   Sales to one customer accounted for 13 percent of consolidated net sales in fiscal 2002. There were no sales over 10 percent of consolidated net sales to any single customer in fiscal 2001 and fiscal 2000.

GEOGRAPHIC DATA

The following geographic area data includes net sales based on product shipment destination. Net property, plant, and equipment is based on physical location in addition to allocated capital tooling from United States plant facilities.

(Dollars in thousands)      United          Foreign
Years ended October 31      States         Countries          Total
                         ------------     ------------     ------------
2002
NET SALES                $  1,137,670     $    261,603     $  1,399,273
NET PROPERTY, PLANT,
   AND EQUIPMENT              137,309           19,470          156,779
                         ------------     ------------     ------------

2001
Net sales                $  1,100,255     $    252,828     $  1,353,083
Net property, plant,
   and equipment              132,678            9,567          142,245
                         ------------     ------------     ------------

2000
Net sales                $  1,066,774     $    272,200     $  1,338,974
Net property, plant,
   and equipment              124,844            8,008          132,852
                         ============     ============     ============

13 COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

As of October 31, 2002, total rental expense for operating leases was $16,732,000, $15,933,000, and $14,069,000 for the fiscal years ended 2002, 2001, and 2000, respectively. As of October 31, 2002, future minimum lease payments under noncancelable operating leases amounted to $50,382,000 as follows: 2003, $12,741,000; 2004, $10,436,000; 2005, $8,344,000; 2006, $6,648,000; 2007,
$4,649,000; and beyond, $7,564,000.

DEBT GUARANTEES

Debts incurred mainly by distributors, aggregating $1,107,000 as of October 31, 2002 and $401,000 as of October 31, 2001, have been guaranteed by the company.

CUSTOMER FINANCING

WHOLESALE FINANCING - Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor. Third party financing companies purchased $362,829,000 of receivables of the company's financed products during fiscal 2002. The outstanding receivable balance owed from the company's distributors and dealers to third party financing companies was $139,724,000 on October 31, 2002. Toro also enters into limited inventory repurchase agreements with third party financing companies. As of October 31, 2002, the company was contingently liable to repurchase up to $3,693,000 of inventory related to receivables under these financing arrangements. Toro has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

END-USER FINANCING - During fiscal 2002, Toro entered into an agreement with a third party financing company to provide lease-financing options to domestic golf course and some grounds equipment customers. Under the terms of this agreement, the company could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions under this program. The company's maximum exposure for credit collection and residual value as of October 31, 2002 was $760,000. The company has established as reserve for the estimated exposure related to this program.

Under a provision of this agreement, if Toro maintains an investment grade credit rating, the company is not required to provide any collateral. If Toro's credit rating falls below investment grade, the company would be required to provide collateral in the form of a letter of credit, up to $5,000,000.

   In the normal course of business, the company has arrangements with other financial institutions to provide various forms of financing options to end customers. From time to time, Toro's company-owned distributorships also guarantee the residual value at the end of leases with third party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2002 was $1,454,000.

LETTERS OF CREDIT

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2002 and 2001, the company had $12,159,000 and $17,087,000, respectively, in outstanding letters of credit.

LITIGATION

In the ordinary course of business, the company may become liable with respect to pending and threatened litigation, tax, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management does not expect that these matters will have a material adverse effect on the consolidated financial position of the company.

   To prevent possible infringement of its patents by others, the company periodically reviews competitors' products. Furthermore, to avoid potential liability with respect to others' patents, the company regularly reviews patents issued by the U.S. Patent Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps the company minimize risk of patent infringement litigation. The company is currently involved in commercial disputes and patent litigation cases, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.

14 FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable, which are concentrated in three business segments; professional, residential, and distribution markets for outdoor beautification equipment and systems. The credit risk associated with these segments is limited because of the large number of customers in the company's customer base and their geographic dispersion, except for the residential segment that has significant sales to The Home Depot.

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

   The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During fiscal 2002, the amount of adjustments to earnings for such cash flow hedges was immaterial. As of October 31, 2002, the amount of such contracts outstanding was $58,553,000. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive loss as of October 31, 2002 was $358,000.

   The company enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that do not meet the hedge accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

   The company also enters into foreign currency exchange contracts on behalf of certain distributors in order to cover a portion of the payments owed by the distributor to the company. Any currency gains or losses incurred by the company are reimbursed to or by the distributor.

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

   As of October 31, 2002, the estimated fair value of long-term debt with fixed interest rates was $204,227,000 compared to its carrying value of $194,581,000. As of October 31, 2001, the estimated fair value of long-term debt with fixed interest rates was $204,012,000 compared to its carrying value of $195,078,000. The fair value is estimated by discounting the projected cash flows using the rate based on which similar amounts of debt could currently be borrowed.

15 QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2002 and fiscal 2001 are as follows:

Fiscal year ended October 31, 2002
Quarter (Dollars in thousands,
except per share data)           FIRST(1,2)          SECOND            THIRD         FOURTH(3)
                                ------------      ------------     ------------     ------------

NET SALES                       $    277,915      $    470,314     $    375,632     $    275,412
GROSS PROFIT                          95,307           162,052          128,939           98,964
EARNINGS (LOSS) BEFORE
 ACCOUNTING CHANGE                    (5,121)           38,138           21,922            4,992
NET EARNINGS (LOSS)                  (29,735)           38,138           21,922            4,992
BASIC NET EARNINGS (LOSS)
   PER SHARE BEFORE
   ACCOUNTING CHANGE                   (0.41)             3.03             1.74             0.40
BASIC NET EARNINGS (LOSS)
   PER SHARE                           (2.38)             3.03             1.74             0.40
DILUTED NET EARNINGS (LOSS)
   PER SHARE BEFORE
   ACCOUNTING CHANGE                   (0.41)             2.91             1.68             0.39
DILUTED NET EARNINGS (LOSS)
   PER SHARE                           (2.38)             2.91             1.68             0.39

(1) Includes non-cash impairment charges of $24.6 million, net of income tax benefit of $0.5 million, recognized as a cumulative effect of change in accounting principle.

(2) Includes restructuring and other expense of $9.9 million.

(3) Includes restructuring and other income of $1.5 million.


Fiscal year ended October 31, 2001
Quarter (Dollars in thousands,
except per share data)                First(1)         Second           Third            Fourth
                                   ------------     ------------     ------------     ------------
Net sales                          $    280,350     $    459,613     $    329,744     $    283,376
Gross profit                             91,381          157,030          118,106           93,721
Net earnings                              1,304           30,057           16,932            2,155
Basic net earnings per share               0.10             2.34             1.34             0.17
Diluted net earnings per share             0.10             2.28             1.30             0.17

(1) Includes restructuring and other income of $0.7 million.

16
ELEVEN-YEAR FINANCIAL DATA (unaudited)

(Dollars and shares in millions,
except per share data)
Years ended October 31(1)                    2002            2001            2000            1999           1998(4)
                                         ------------    ------------    ------------    ------------    ------------
OPERATING RESULTS:
NET SALES(2)                             $    1,399.3    $    1,353.1    $    1,339.0    $    1,279.7    $    1,111.3
NET SALES GROWTH FROM
   PRIOR YEAR                                     3.4%            1.1%            4.6%           15.1%            5.6%
NET EARNINGS (LOSS),
   BEFORE ACCOUNTING CHANGE AND
   EXTRAORDINARY LOSS(3,5,6)             $       59.9    $       50.4    $       45.3    $       35.1    $        4.1
PERCENTAGE OF NET SALES                           4.3%            3.7%            3.4%            2.7%            0.4%
NET EARNINGS (LOSS)(3)                   $       35.3    $       50.4    $       45.3    $       35.1    $        4.1
DILUTED NET EARNINGS (LOSS) PER SHARE,
   BEFORE ACCOUNTING CHANGE AND
   EXTRAORDINARY LOSS(3,5,6)                     4.63            3.86            3.47            2.64            0.31
RETURN ON AVERAGE STOCKHOLDERS' EQUITY           10.0%           15.3%           15.2%           12.9%            1.6%

SUMMARY OF FINANCIAL POSITION:
WORKING CAPITAL                          $      298.4    $      271.6    $      249.3    $      225.9    $      221.2
LONG-TERM DEBT, LESS CURRENT PORTION            178.8           194.6           194.5           195.6           196.8
STOCKHOLDERS' EQUITY                            365.3           341.4           317.2           279.7           263.4
DEBT TO CAPITALIZATION RATIO                     34.9%           40.2%           39.4%           47.5%           46.4%

OTHER STATISTICAL DATA:
EBITDA(8)                                $      145.9    $      138.6    $      136.4    $      122.1    $       84.3
BOOK VALUE PER SHARE OF COMMON STOCK            30.01           27.83           25.24           22.25           20.63
DIVIDENDS PER SHARE OF COMMON STOCK              0.48            0.48            0.48            0.48            0.48
MARKET PRICE RANGE -
   HIGH PRICE                                   64.22           50.00          38.000         39.5000         46.3125
   LOW PRICE                                    41.91           32.75          28.125         22.1875         16.5000
AVERAGE NUMBER OF EMPLOYEES                     5,395           5,380           5,040           4,923           4,695


(Dollars and shares in millions,
except per share data)
Years ended October 31(1)                  1997(7)          1996            1995            1994           1993            1992
                                        ------------    ------------    ------------    ------------    -----------    -----------
OPERATING RESULTS:
NET SALES(2)                            $    1,052.8    $      930.9    $      919.4    $      864.3    $     706.6    $     638.7
NET SALES GROWTH FROM
   PRIOR YEAR                                   13.1%            1.3%            6.4%           22.3%          10.6%          (9.6)%
NET EARNINGS (LOSS),
   BEFORE ACCOUNTING CHANGE AND
   EXTRAORDINARY LOSS(3,5,6)            $       36.5    $       36.4    $       32.4    $       32.4    $      15.3    $     (21.7)
PERCENTAGE OF NET SALES                          3.5%            3.9%            3.5%            3.8%           2.2%          (3.4)%
NET EARNINGS (LOSS)(3)                  $       34.8    $       36.4    $       32.4    $       32.4    $      15.3    $     (21.7)
DILUTED NET EARNINGS (LOSS) PER SHARE,
   BEFORE ACCOUNTING CHANGE AND
   EXTRAORDINARY LOSS(3,5,6)                    2.93            2.90            2.50            2.49           1.22          (1.81)
RETURN ON AVERAGE STOCKHOLDERS' EQUITY          15.3%           18.0%           17.5%           20.2%          11.4%         (15.5)%

SUMMARY OF FINANCIAL POSITION:
WORKING CAPITAL                         $      234.2    $      197.1    $      165.1    $      176.2    $     156.9    $     191.7
LONG-TERM DEBT, LESS CURRENT PORTION           177.7            53.0            53.4            70.4           87.3          147.9
STOCKHOLDERS' EQUITY                           241.2           213.6           190.9           178.7          141.9          126.4
DEBT TO CAPITALIZATION RATIO                    47.6%           30.7%           36.6%           33.8%          46.5%          56.5%

OTHER STATISTICAL DATA:
EBITDA(8)                               $      113.7    $       91.9    $       82.7    $       85.4    $      59.0    $      33.4
BOOK VALUE PER SHARE OF COMMON STOCK           19.79           17.75           15.69           14.05          11.47          10.50
DIVIDENDS PER SHARE OF COMMON STOCK             0.48            0.48            0.48            0.48           0.48           0.48
MARKET PRICE RANGE -
   HIGH PRICE                                  43.75          36.250          32.250          30.500         26.750         17.500
   LOW PRICE                                   31.50          28.375          25.625          20.875         14.125         11.375
AVERAGE NUMBER OF EMPLOYEES                    4,309           3,610           3,638           3,434          3,117          3,084



(1) In 1995, the company changed its fiscal year end from July 31 to October 31. Therefore, the year-end's prior to 1996 are unaudited and were restated to include twelve months of data through the Friday closest to October 31 for comparative purposes.

(2) The adoption of Emerging Issues Task Force issues 00-10, 00-14, and 00-25 resulted in a (decrease) increase of net sales for fiscal 2001, 2000, 1999, 1998, and 1997 by ($5.2) million, $2.1 million, $4.7 million, $0.9 million, and $1.6 million, respectively. 1996 and prior years have not been restated.

(3) 2002, 2001, 1999, 1998, 1997, and 1992 includes net restructuring and other expense (income) of $8.4 million, ($0.7) million, $1.7 million, $15.0 million, $2.6 million, and $24.9 million, respectively.

(4) The company's consolidated financial statements include results of operations of Exmark from November 1, 1997 and Drip In from February 1, 1998, dates of acquisition.

(5) 2002 net earnings and diluted net earnings per share after cumulative effect of change in accounting principle of $24.6 million, or $1.90 per diluted share, were $35.3 million and $2.73, respectively.

(6) 1997 net earnings and diluted net earnings per share after extraordinary loss on early retirement of debt of $1.7 million, or $0.13 per diluted share, were $34.8 million and $2.80, respectively.

(7) The company's consolidated financial statements include results of operations of the James Hardie Irrigation Group from December 1, 1996, the date of acquisition.

(8) Earnings before cumulative effect of change in accounting principle, restructuring and other expense (income), interest expense, taxes, depreciation, amortization, and extraordinary loss.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Executive Officers of the Registrant" in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

Information regarding the directors of the company and additional information regarding certain executive officers is incorporated by reference to information to be contained in the company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of Toro Common Stock that may be issued under Toro's equity compensation plans, as of October 31, 2002:

                                                                                                                (c)
                                            (a)                              (b)                  Number of securities remaining
                             Number of securities to be issued   Weighted average exercise     available for future issuance under
                               upon exercise of outstanding     price of outstanding options, equity compensation plans (excluding
Plan Category (1)              options, warrants and rights         warrants and rights        securities reflected in column (a))
                             ---------------------------------  ----------------------------- ------------------------------------

EQUITY COMPENSATION PLANS
   APPROVED BY SECURITY HOLDERS             1,079,902(1)(2)                 $36.19(2)                   1,253,847(3)
EQUITY COMPENSATION PLANS NOT
   APPROVED BY SECURITY HOLDERS                     0                          N/A                         24,039(4)
                                            ---------                       ------                      ---------
TOTAL                                       1,079,902(1)                    $36.19(2)                   1,277,886(3)(4)
                                            =========                       ======                      =========


(1) Amount includes outstanding options under The Toro Company 2000 Stock Option Plan, The Toro Company 1993 Stock Option Plan, The Toro Company 1989 Stock Option Plan, The Toro Company 2000 Directors Stock Plan, and The Toro Company Directors Stock Plan.

(2) Performance Share Awards (a right to receive shares of Common Stock if Toro achieves pre-established, long-term performance goals) outstanding under The Toro Company Performance Share Plan are not included in the amount in column
    (a) and have been disregarded in computing the weighted-average exercise price in column (b), because they do not have an exercise price.

(3) Amount includes 792,065 shares remaining available for future issuance upon exercise of options that may be granted under the option plans listed in note (1) above. Amount also includes 437,464 shares remaining available for grant under the Performance Share Plan, and 24,318 shares remaining available under The Toro Company Annual Management Incentive Plan II for issuance of Common Stock under Stock Retention Awards. Shares that remain available under The Toro Company Directors Stock Plan (7,900 shares) and The Toro Company 2000 Directors Stock Plan (90,000) may be used for annual grants of shares of Common Stock to outside directors ("Directors Shares"), in addition to option grants. Under the Directors Share program, each outside director receives shares having a value equal to $10,000, valued at fair market value, on the first business day of each fiscal year.

(4) Amount includes 24,039 shares remaining available for future issuance under the Toro Australia Pty. Limited General Employee Stock Plan. This plan was not required to be approved by stockholders. Under this plan, eligible employees of a subsidiary of Toro may acquire shares of Toro Common Stock in exchange for salary reduction. Up to 25,000 shares of Common Stock are authorized to be issued under this plan.

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

ITEM 14. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company's principal executive officer and principal financial officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES

(a) 1. LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Item 8 of Part II:

o  Independent Auditors' Report

o Consolidated Statements of Earnings for the years ended October 31, 2002, 2001, and 2000

o  Consolidated Balance Sheets as of October 31, 2002 and 2001

o Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2001, and 2000

o Consolidated Statement of Changes in Stockholders' Equity for the years ended October 31, 2002, 2001, and 2000

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

(a)  3. LIST OF EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT NUMBER   DESCRIPTION
--------------------------------------------------------------------------------
3(i) AND 4(a) Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) and 4(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001).

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

10(c) The Toro Company Annual Management Incentive Plan II for officers of Registrant (incorporated by reference to the appendix to Registrant's Proxy Statement on Form DEF 14A filed with the Commission on January 31, 2002).*

10(d) The Toro Company 1989 Stock Option Plan (incorporated by reference to
Exhibit 10(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(e) The Toro Company 1993 Stock Option Plan (incorporated by reference to
Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(f) The Toro Company Performance Share Plan (incorporated by reference to the appendix to Registrant's Proxy Statement on Form DEF 14A filed with the Commission on January 31, 2002).*

10(g) The Toro Company 2000 Stock Option Plan (incorporated by reference to the appendix to Registrant's Proxy Statement on Form DEF 14A filed with the Commission on January 31, 2002).*

10(h) The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

10(i) The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(j) The Toro Company Chief Executive Officer Succession Incentive Award Agreement (incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 2, 2002).*

10(k) The Toro Company Deferred Compensation Plan for Officers.*

10(l) The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(m) The Toro Company 2000 Directors Stock Plan (incorporated by reference to
Exhibit 10(m) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

99(a) Section 906 Certification of Chief Executive Officer.

99(b) Section 906 Certification of Chief Financial Officer.

12 Computation of Ratio of Earnings to Fixed Charges

21 Subsidiaries of Registrant

23 Independent Auditors' Consent

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

(c)  EXHIBITS
See Item 15 (a) (3) above.

(d)  FINANCIAL STATEMENT SCHEDULES
See Item 15 (a) (2) above.

                                   SCHEDULE II

                        THE TORO COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                      Balance as of      Charged to                                        Balance as of
                                      the beginning       costs and                                          the end of
Description                            of the year       expenses(a)        Other(b)       Deductions(c)      the year
                                      --------------   --------------    --------------   --------------   --------------
YEAR ENDED OCTOBER 31, 2002
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
   NOTES RECEIVABLE RESERVES          $    5,105,000   $    4,702,000                --   $    2,598,000   $    7,209,000
                                      --------------   --------------    --------------   --------------   --------------

Year ended October 31, 2001
Allowance for doubtful accounts and
   notes receivable reserves          $    6,908,000   $    1,548,000    $      104,000   $    3,455,000   $    5,105,000
                                      --------------   --------------    --------------   --------------   --------------

Year ended October 31, 2000
Allowance for doubtful accounts and
   notes receivable reserves          $   11,956,000   $   (1,290,000)   $      367,000   $    4,125,000   $    6,908,000
                                      ==============   ==============    ==============   ==============   ==============

(a) Provision, net of recoveries.

(b) Additions to allowance for doubtful accounts due to acquisitions.

(c) Uncollectible accounts charged off.



                                                       Balance as of      Charged to                      Balance as of
                                                       the beginning       costs and                        the end of
Description                                             of the year       expenses(a)     Deductions(b)      the year
                                                       --------------   --------------   --------------   --------------
YEAR ENDED OCTOBER 31, 2002
ACCRUED WARRANTIES                                     $   57,882,000   $   43,042,000   $   47,334,000   $   53,590,000
                                                       --------------   --------------   --------------   --------------

Year ended October 31, 2001
Accrued warranties                                     $   55,985,000   $   43,418,000   $   41,521,000   $   57,882,000
                                                       --------------   --------------   --------------   --------------

Year ended October 31, 2000
Accrued warranties                                     $   51,866,000   $   47,620,000   $   43,501,000   $   55,985,000
                                                       ==============   ==============   ==============   ==============

(a) Provision, net of recoveries.

(b) Warranty claims processed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      THE TORO COMPANY
-----------------------------
       (Registrant)

By  /s/ Stephen P. Wolfe                               Dated: January 16, 2003
  ---------------------------
    Stephen P. Wolfe
    Vice President - Finance
    Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                      TITLE                                        DATE
---------------------------------------------- -------------------------------------------- -------------------------
/s/ Kendrick B. Melrose                        Chairman, Chief Executive                    January 16, 2003
-------------------------------                Officer and Director
  Kendrick B. Melrose                          (principal executive officer)


/s/ Stephen P. Wolfe                           Vice President - Finance,                    January 16, 2003
-------------------------------                Treasurer and Chief Financial Officer
  Stephen P. Wolfe                             (principal financial officer)

/s/ Randy B. James                             Vice President, Controller                   January 16, 2003
-------------------------------                (principal accounting officer)
  Randy B. James

/s/ Ronald O. Baukol                           Director                                     January 16, 2003
-------------------------------
  Ronald O. Baukol

/s/ Robert C. Buhrmaster                       Director                                     January 16, 2003
-------------------------------
  Robert C. Buhrmaster

/s/ Winslow H. Buxton                          Director                                     January 16, 2003
-------------------------------
  Winslow H. Buxton

/s/ Janet K. Cooper                            Director                                     January 16, 2003
-------------------------------
  Janet K. Cooper

/s/ Katherine J. Harless                       Director                                     January 16, 2003
-------------------------------
  Katherine J. Harless

/s/ Robert H. Nassau                           Director                                     January 16, 2003
-------------------------------
  Robert H. Nassau

/s/ Dale R. Olseth                             Director                                     January 16, 2003
-------------------------------
  Dale R. Olseth

/s/ Gregg W. Steinhafel                        Director                                     January 16, 2003
-------------------------------
  Gregg W. Steinhafel

/s/ Christopher A. Twomey                      Director                                     January 16, 2003
-------------------------------
  Christopher A. Twomey

/s/ Edwin H. Wingate                           Director                                     January 16, 2003
-------------------------------
  Edwin H. Wingate

                                 CERTIFICATIONS


I, Kendrick B. Melrose, certify that:

1. I have reviewed this annual report on Form 10-K of The Toro Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003

/s/ Kendrick B. Melrose
---------------------------
   Kendrick B. Melrose
   Chairman and Chief Executive Officer
   (Principal Executive Officer)

                                 CERTIFICATIONS


I, Stephen P. Wolfe, certify that:

1. I have reviewed this annual report on Form 10-K of The Toro Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003

/s/ Stephen P. Wolfe
----------------------------------------
   Stephen P. Wolfe
   Vice President, Finance
   Treasurer and Chief Financial Officer
   (Principal Financial Officer)