Form 10-Q
period 2003-01-31
TORO CO
filed 2003-03-13
CIK 737758

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

The number of shares of Common Stock outstanding as of February 28, 2003 was 12,234,788.




================================================================================
--------------------------------------------------------------------------------

                                THE TORO COMPANY
                               INDEX TO FORM 10-Q




                                                                            Page Number
                                                                            -----------

PART I.   FINANCIAL INFORMATION:

ITEM 1.   Financial Statements
           Condensed Consolidated Statements of Operations (Unaudited) -
               Three Months Ended January 31, 2003 and February 1, 2002...........3

           Condensed Consolidated Balance Sheets (Unaudited) -
               January 31, 2003 and February 1, 2002..............................4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended January 31, 2003 and February 1, 2002...........5

           Notes to Condensed Consolidated Financial Statements (Unaudited).....6-10

ITEM 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................11-18

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk...........19-20

ITEM 4.    Controls and Procedures...............................................20

PART II.  OTHER INFORMATION:

ITEM 6.    Exhibits and Reports on Form 8-K......................................21

           Signatures and Certifications........................................22-24

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                                                            Three Months Ended
                                                                                --------------------------------------
                                                                                   January 31,             February 1,
                                                                                      2003                    2002
                                                                                -------------            -------------
Net sales ......................................................................$     295,962            $     277,915
Cost of sales ..................................................................      190,381                  182,608
                                                                                -------------            -------------
    Gross profit ...............................................................      105,581                   95,307
Selling, general, and administrative expense ...................................       95,864                   89,012
Restructuring and other expense ................................................            -                    9,953
                                                                                -------------            -------------
    Earnings (loss) from operations ............................................        9,717                   (3,658)
Interest expense ...............................................................       (4,092)                  (5,320)
Other income, net ..............................................................        4,795                    1,334
                                                                                -------------            -------------
    Earnings (loss) before income taxes and cumulative effect of change
        in accounting principle ................................................       10,420                   (7,644)
(Provision) benefit for income taxes ...........................................       (3,439)                   2,523
                                                                                -------------            -------------
        Net earnings (loss) before cumulative effect of change in
        accounting principle ...................................................        6,981                   (5,121)
Cumulative effect of change in accounting principle, net of
  income tax benefit of $509 ...................................................            -                  (24,614)
                                                                                -------------            -------------
        Net earnings (loss) ....................................................$       6,981            $     (29,735)
                                                                                =============            =============

Basic net earnings (loss) per share of common stock, before
  cumulative effect of change in accounting principle ..........................$        0.56            $       (0.41)
Cumulative effect of change in accounting principle, net of
  income tax benefit ...........................................................            -                    (1.97)
                                                                                -------------            -------------
Basic net earnings (loss) per share of common stock ............................$        0.56            $       (2.38)
                                                                                =============            =============

Diluted net earnings (loss) per share of common stock, before
  cumulative effect of change in accounting principle ..........................$        0.54            $       (0.41)
Cumulative effect of change in accounting principle, net of
  income tax benefit ...........................................................            -                    (1.97)
                                                                                -------------            -------------
Diluted net earnings (loss) per share of common stock ..........................$        0.54            $       (2.38)
                                                                                =============            =============

Weighted average number of shares of common stock outstanding -
    Basic ......................................................................       12,461                   12,500

Weighted average number of shares of common stock outstanding -
    Dilutive ...................................................................       12,922                   12,500




See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                                                  January 31,                    February 1,
                                                                                     2003                           2002
                                                                                -------------                  -------------
ASSETS
------
Cash and cash equivalents ....................................................  $         87                   $         46
Receivables, net .............................................................       311,892                        302,189
Inventories, net .............................................................       267,376                        274,524
Prepaid expenses and other current assets ....................................        11,689                         17,415
Deferred income taxes ........................................................        39,474                         34,261
                                                                                ------------                   ------------
        Total current assets .................................................       630,518                        628,435
                                                                                ------------                   ------------

Property, plant, and equipment ...............................................       449,040                        410,387
        Less accumulated depreciation ........................................       289,566                        265,942
                                                                                ------------                   ------------
                                                                                     159,474                        144,445

Deferred income taxes ........................................................         4,196                          9,721
Other assets .................................................................        14,253                         14,794
Goodwill .....................................................................        77,891                         77,805
Other intangible assets ......................................................         1,769                          2,347
                                                                                ------------                   ------------
        Total assets .........................................................  $    888,101                   $    877,547
                                                                                ============                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt ............................................  $     15,846                   $        513
Short-term debt ..............................................................        25,024                        113,938
Accounts payable .............................................................        90,397                         75,656
Accrued liabilities ..........................................................       194,917                        172,744
                                                                                ------------                   ------------
        Total current liabilities ............................................       326,184                        362,851
                                                                                ------------                   ------------

Long-term debt, less current portion .........................................       178,724                        194,553
Other long-term liabilities ..................................................         8,259                          7,091

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 1,000,000
      voting and 850,000 non voting shares, none issued and outstanding                    -                              -
  Common stock par value $1.00 per share, authorized 35,000,000 shares, issued and outstanding 12,218,531 shares as of January 31, 2003 (net of 1,289,524 treasury shares) and 12,278,570 shares as of February 1, 2002 (net of
      1,229,485 treasury shares)..............................................        12,219                         12,279
   Additional paid-in capital.................................................        28,083                         32,208
   Retained earnings..........................................................       347,845                        281,831
   Accumulated comprehensive loss.............................................       (13,213)                       (13,266)
                                                                                ------------                   ------------
        Total stockholders' equity............................................       374,934                        313,052
                                                                                ------------                   ------------
        Total liabilities and stockholders' equity............................  $    888,101                   $    877,547
                                                                                ============                   ============

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                          Three Months Ended
                                                                                ------------------------------------
                                                                                  January 31,           February 1,
                                                                                     2003                   2002
                                                                                -------------          -------------
Cash flows from operating activities:
Net earnings (loss) .........................................................   $       6,981          $     (29,735)
   Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities:
   Cumulative effect of change in accounting principle ......................               -                 24,614
   Non-cash asset impairment write-off ......................................               -                  4,163
   Provision for depreciation and amortization ..............................           7,310                  7,336
   Gain on disposal of property, plant, and equipment .......................              (4)                   (10)
   Increase in deferred income taxes ........................................            (752)                  (334)
   Changes in operating assets and liabilities:
        Receivables, net ....................................................         (52,399)               (30,512)
        Inventories, net ....................................................         (48,213)               (39,863)
        Prepaid expenses and other current assets ...........................          (1,322)                (6,209)
        Accounts payable and accrued liabilities ............................          13,257                 (7,846)
                                                                                -------------          -------------
            Net cash used in operating activities ...........................         (75,142)               (78,396)
                                                                                -------------          -------------

Cash flows from investing activities:
   Purchases of property, plant, and equipment ..............................         (11,451)                (9,245)
   Proceeds from asset disposals ............................................              31                     62
   Decrease in investment in affiliates .....................................           1,000                      -
   Increase in other assets .................................................          (2,147)                (2,426)
   Proceeds from sale of business ...........................................           1,016                      -
                                                                                -------------          -------------
            Net cash used in investing activities ...........................         (11,551)               (11,609)
                                                                                -------------          -------------

Cash flows from financing activities:
   Increase in short-term debt ..............................................          23,868                 79,525
   Repayments of long-term debt .............................................             (11)                   (12)
   Decrease in other long-term liabilities ..................................             (85)                   (57)
   Proceeds from exercise of stock options ..................................           1,693                    661
   Purchases of common stock ................................................            (598)                (1,415)
   Dividends on common stock ................................................          (1,495)                (1,501)
                                                                                -------------          -------------
            Net cash provided by financing activities .......................          23,372                 77,201
                                                                                -------------          -------------

Foreign currency translation adjustment .....................................             592                    (26)
                                                                                -------------          -------------

Net decrease in cash and cash equivalents ...................................         (62,729)               (12,830)
Cash and cash equivalents as of the beginning of the period .................          62,816                 12,876
                                                                                -------------          -------------

Cash and cash equivalents as of the end of the period .......................   $          87          $          46
                                                                                =============          =============

See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2003

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms "company" and "Toro" refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company's business is seasonal, operating results for the three months ended January 31, 2003 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2003. Certain amounts from prior period's financial statements have been reclassified to conform to this period's presentation.

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

For further information, refer to the consolidated financial statements and notes included in the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company's Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the company's Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

      (Dollars in thousands)                                   January 31,          February 1,
                                                                  2003                 2002
                                                            -------------        -------------
       Raw materials and work in process....................$      74,834        $      69,335
       Finished goods and service parts.....................      233,973              250,678
                                                            -------------        -------------
                                                                  308,807              320,013
       Less: LIFO...........................................       26,903               29,264
       Other reserves.......................................       14,528               16,225
                                                            -------------        -------------
          Total.............................................$     267,376        $     274,524
                                                            =============        =============

Restructuring and Other Expense

In fiscal 2002, the company announced plans to close its Riverside, California manufacturing operations and its Evansville, Indiana and Madera, California manufacturing facilities. Approximately 550 job positions and related staff reductions will be lost in connection with closing these operations. As of January 31, 2003, of the 550 job position reductions, 441 have been eliminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in "other" below. These actions are part of Toro's overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002.

The following is an analysis of the company's restructuring and other expense reserve accounts:

(Dollars in thousands)                                        Severance
                                                             & Benefits              Other          Total
                                                             ----------              -----          -----
Balance as of October 31, 2002..............................$       1,865        $         872    $  2,737
Utilization.................................................        1,331                   25       1,356
                                                            -------------        -------------    --------
Balance as of January 31, 2003..............................$         534        $         847    $  1,381
                                                            =============        =============    ========

The company expects a majority of the remaining accruals to be utilized during fiscal 2003.

Comprehensive Income (Loss)

Comprehensive income (loss) and the components of other comprehensive income
(loss) for the three months ended were as follows:

                                                                     Three Months Ended
                                                             ---------------------------------
      (Dollars in thousands)                                  January 31,           February 1,
                                                                 2003                  2002
                                                            -------------        -------------
      Net earnings (loss)...................................$       6,981        $     (29,735)
      Other comprehensive income (loss):
         Cumulative translation adjustments.................          592                  (26)
         Unrealized loss on derivative instruments..........       (1,202)                (252)
                                                            -------------        -------------
      Comprehensive income (loss)...........................$       6,371        $     (30,013)
                                                            =============        =============

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:


(Shares in thousands)                                         January 31,          February 1,
Basic                                                             2003                2002
-----                                                       -------------        -------------
Weighted average number of shares of common
       stock outstanding....................................       12,440               12,470
Assumed issuance of contingent shares ......................           21                   30
                                                            -------------        -------------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,461               12,500
                                                            =============        =============

Dilutive
--------
Weighted average number of shares of common stock
       and assumed issuance of contingent shares............       12,461               12,500
Assumed conversion of stock options.........................          461                    -
                                                            -------------        -------------
Weighted average number of shares of common stock,
       assumed issuance of contingent shares, and
       assumed conversion of stock options..................       12,922               12,500
                                                            =============        =============

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

The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Three months ended January 31, 2003                           Professional(1)   Residential    Distribution      Other       Total
-----------------------------------                           -------------     -----------    ------------      -----       -----
Net sales....................................................$..193,444          $94,665         $18,600       $(10,747)   $295,962
Intersegment gross sales.....................................    12,044              843               -        (12,887)          -
Earnings (loss) before income taxes..........................    27,756            8,661          (3,358)       (22,639)     10,420
Total assets.................................................   449,869          193,068          36,158        209,006     888,101

Three months ended February 1, 2002
-----------------------------------
Net sales....................................................$  175,765          $92,216         $24,229       $(14,295)   $277,915
Intersegment gross sales.....................................    15,667            1,250               -        (16,917)          -
Earnings (loss) before income taxes
  and accounting change......................................     9,080            7,706          (2,087)       (22,343)     (7,644)
Total assets.................................................   448,704          170,099          53,978        204,766     877,547

(1) Includes restructuring and other expense of $10.0 million in fiscal 2002.

The following table presents the details of the other segment earnings (loss) before income taxes:

                                                                     Three Months Ended
                                                             ----------------------------------
(Dollars in thousands)                                       January 31,           February 1,
                                                                 2003                  2002
                                                              ----------           ----------
Corporate expenses............................................$  (23,757)          $  (21,249)
Finance charge revenue........................................       848                1,068
Elimination of corporate financing expense....................     2,332                2,615
Interest expense, net.........................................    (4,092)              (5,320)
Other income..................................................     2,030                  543
                                                              ----------           ----------
Total.........................................................$  (22,639)          $  (22,343)
                                                              ==========           ==========



Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2003 were as follows:

      (Dollars in thousands)                                 Professional         Residential
                                                                Segment             Segment              Total
                                                            -------------        -------------       --------------
       Balance as of October 31, 2002.......................$      68,942        $       8,913       $       77,855
       Translation adjustment...............................           10                   26                   36
                                                            -------------        -------------       --------------
       Balance as of January 31, 2003.......................$      68,952        $       8,939       $       77,891
                                                            =============        =============       ==============

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

                                                                    January 31, 2003                       February 1, 2002
                                                         -----------------------------------      ----------------------------------
(Dollars in thousands)                                   Gross Carrying          Accumulated      Gross Carrying         Accumulated
                                                             Amount             Amortization          Amount            Amortization
                                                         --------------          -----------      --------------         -----------
Patents...................................................$    6,104              $(4,688)           $6,104               $(4,341)
Non-compete agreements....................................       800                 (447)              800                  (276)
Other.....................................................       800                 (800)              800                  (740)
                                                          ----------              -------            ------               -------
Total.....................................................$    7,704              $(5,935)           $7,704               $(5,357)
                                                          ==========              =======            ======               =======

Total other intangible assets, net........................$    1,769                                 $2,347
                                                          ==========                                 ======

Amortization expense for intangible assets during the first quarter of fiscal 2003 was $136,000. Estimated amortization expense for the remainder of fiscal 2003 and succeeding fiscal years is as follows: 2003 (remainder), $343,000; 2004, $357,000; 2005, $337,000; 2006, $337,000; 2007, $182,000; 2008, $131,000
and after 2008, $82,000.

Warranty Guarantees

The company's products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty lengths vary by product line, ranging from a period of six months to seven years, and cover parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized distributor or dealer must perform warranty work and submit claims for warranty reimbursement, which the company pays as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on historical claims experience by individual product lines. Special warranty reserves are also accrued for special rework campaigns for known major product modifications. The company also offers additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the three-month periods ended were as follows:

(Dollars in Thousands)         Beginning           Warranty            Warranty             Changes in           Ending
Three Months Ended              Balance            Provisions           Claims               Estimates          Balance
------------------------------------------------------------------------------------------------------------------------
January 31, 2003               $53,590             $7,784              $   (9,243)             $811            $52,942

February 1, 2002               $57,882             $7,097              $  (11,173)             $252            $54,058

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange rates. Toro uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes. The company documents all relations between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended January 31, 2003, the amount of losses reclassified to earnings for such cash flow hedges was $1.0 million. As of January 31, 2003, the amount of such contracts outstanding was $66.1 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive loss as of January 31, 2003 was $1.6 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not subject to the accounting criteria of Statement of Financial Accounting Standard (SFAS) No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

New Accounting Pronouncements

SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted this standard on November 1, 2002, which did not have a material impact on the company's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for the impairment or disposal of long-lived assets. The company adopted this standard on November 1, 2002, which did not have a material impact on the company's financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The company will apply the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, as required.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. The company will apply the initial recognition and measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002, as required. The company has adopted the disclosure requirements in this Interpretation during the first quarter of fiscal 2003, as required.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

NATURE OF OPERATIONS

The principal business of The Toro Company and its wholly owned and majority-owned domestic and foreign subsidiaries ("Toro" or "the company") is the development, manufacturing, and selling of outdoor beautification equipment and systems used in the residential and professional markets. Our products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and through Internet retailers.

FINANCIAL TRENDS

Throughout these financial sections, you will read about both recurring and one-time transactions or events. One-time or significant transactions in the current and prior period discussed in this Management's Discussion and Analysis include the cumulative effect of change in accounting principle in the first quarter of fiscal 2002, restructuring and other expense during fiscal 2002, and a gain resulting from a legal settlement in the first quarter of fiscal 2003. These one-time or significant transactions result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management's Discussion and Analysis may also have a material impact. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. However, we believe the following accounting policies, which require some of the more significant judgments and estimates used in the preparation of the consolidated financial statements, could be deemed to be critical within the Securities and Exchange Commission's (SEC) proposed rules related to critical accounting policy disclosure.

Warranty Reserve. We establish a reserve for future warranty claims at the time of sale based on historical claims experience by product line. We also establish reserves for special rework campaigns for known major product modifications. Warranty coverage ranges from a period of six months to seven years, and cover parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. Actual claims could be materially higher than the reserve accrued at the time of sale due both to the long warranty period offered and to the possibility that actual claims could be higher than the reserve if a significant manufacturing or design defect is not discovered until after the product is delivered to customers. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale.

Accounts and Notes Receivable Valuation. We establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Each quarter, we evaluate past collection history, the age of the receivable, current financial conditions of key customers, and economic conditions when establishing an allowance for doubtful accounts. Portions of the accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant continued slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. Therefore, our reserve for uncollectible receivables could potentially be under estimated.

RESULTS OF OPERATIONS

Net Earnings (Loss)

First quarter net earnings were $7.0 million or $0.54 per diluted share compared to a net loss of $29.7 million or $2.38 per diluted share last year. Results last year included the following two one-time items: a cumulative effect of change in accounting principle that reduced net earnings by $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets;" and restructuring and other expense of $10.0 million ($6.7 million net of tax). Diluted net earnings per share for the first quarter of fiscal 2003 were $0.54 compared to $0.12 for the first quarter of fiscal 2002 after excluding these one-time items. This significant adjusted net earnings increase resulted partly from a gain for a legal settlement that added $0.16 per diluted share in fiscal 2003. In addition, higher sales volumes and an increase in gross margins resulting from our "5 by Five" profit improvement initiatives also contributed to the earnings growth.

The following table summarizes the one-time changes in net earnings (loss) and diluted earnings per share data, net of tax effect:

                                                                                           Three Months Ended
                                                            ------------------------------------------------------------------------
                                                                    January 31, 2003                      February 1, 2002
                                                            ----------------------------------   -----------------------------------
                                                                Dollars        Diluted per           Dollars           Diluted per
                                                            (in thousands)    Common Share       (in thousands)       Common Share
                                                            --------------    ------------       --------------       ------------
Net earnings (loss) as reported...............................$    6,981      $    0.54            $(29,735)          $    (2.38)
Add:
  Cumulative effect of change in accounting principle.........         -              -              24,614                 1.97
  Restructuring and other expense ............................         -              -               6,668                 0.53
                                                              ----------      ---------            --------           ----------
Adjusted net earnings.........................................$    6,981      $    0.54            $  1,547           $     0.12
                                                              ==========      =========            ========           ==========

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2003 were up
6.5 percent compared to last year's first quarter due primarily to acceptance of new professional segment product introductions as well as lower field inventory levels and a stronger order position entering fiscal 2003 as compared to entering fiscal 2002. Also, early season shipments of Toro walk power mowers and initial stocking shipments of the new TimeCutter Z mower in the residential segment contributed to the sales growth. However, distribution segment sales were lower compared to last year's first quarter due to the sale of a distribution company during the first quarter of fiscal 2003, which also contributed to the favorable change in the other segment due to the sales elimination decrease. International sales were up 6.9 percent compared to last year driven primarily by new product introductions and favorable currency exchange rates. Disregarding currency effects, international sales increased 3.3 percent.

Gross Profit

Gross profit for the first quarter of fiscal 2003 increased 10.8 percent compared to last year's first quarter. As a percentage of net sales, gross profit for the first quarter of fiscal 2003 was 35.7 percent compared to 34.3 percent in the first quarter of fiscal 2002. The increase was the result of the following factors: (i) cost reduction efforts that included moving production to lower cost facilities; (ii) profit improvement strategies as part of our ongoing "5 by Five" initiatives; (iii) increased sales of higher-margin products; (iv) lower manufacturing costs from increased plant utilization as a result of reduced excess manufacturing capacity, mainly related to the closure of two facilities and increased demand for our products; and (v) favorable foreign currency exchange rates compared to the U.S. dollar.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) for the first quarter of fiscal 2003 increased 7.7 percent compared to the same period last year. SG&A as a percentage of net sales was 32.4 percent in the first quarter of fiscal 2003 compared to 32.0 percent in the first quarter of fiscal 2002. The increase was due mainly to: (i) higher incentive compensation expense; (ii) increased warranty costs for known product modifications; and (iii) higher information service spending.

Restructuring and Other Expense

In the first quarter of fiscal 2003, there were no charges for restructuring and other expense. In the first quarter of fiscal 2002, we incurred $10.0 million of restructuring and other expense. The closure of two manufacturing facilities resulted in a pre-tax restructuring and other expense charge of $8.0 million. In addition, we also incurred a $2.0 million charge for asset impairment related to write-offs of patents and non-compete agreements in the agricultural irrigation business. Based on our evaluation of the recoverability of some acquired intangible assets, we determined that the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this business.

Interest Expense

Interest expense for the first quarter of fiscal 2003 decreased 23.1 percent compared to the first quarter of fiscal 2002, due primarily to lower levels of short-term debt.

Other Income, Net

Other income, net for the first quarter of fiscal 2003 was $4.8 million compared to $1.3 million in the same period last year. The increase was due primarily to a gain from a legal settlement.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2003 remained unchanged at 33.0 percent compared to the first quarter of fiscal 2002.

Cumulative Effect of Change in Accounting Principle

In connection with the adoption of SFAS No. 142 in the first quarter of fiscal 2002, we performed an evaluation of goodwill. The results of the evaluation indicated that goodwill related to the agricultural irrigation reporting unit was impaired. The performance of this reporting unit has not met our original expectations, mainly due to lower than anticipated growth rates in the drip line market. This is a result of lower industry-wide pricing and margins on product sales. We measured the amount of impairment based on a comparison of the fair value of the reporting unit to its carrying value. Accordingly, we recognized a $24.6 million non-cash charge, net of income tax benefit of $0.5 million, as a cumulative effect of change in accounting principle.

BUSINESS SEGMENTS

As described previously, we operate in three reportable segments; professional, residential, and distribution. A fourth segment called "other" consists of corporate and financing functions. Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

The following table summarizes net sales by segment:


                                                                                    Three Months Ended
                                                            -------------------------------------------------------------
(Dollars in thousands)                                       January 31,        February 1,
                                                                2003              2002           $ Change       % Change
                                                            ----------        ----------       -----------     ----------
Professional................................................$  193,444        $  175,765       $    17,679        10.1%
Residential.................................................    94,665            92,216             2,449         2.7
Distribution................................................    18,600            24,229            (5,629)      (23.2)
Other.......................................................   (10,747)          (14,295)            3,548         24.8
                                                            ----------        ----------       -----------
    Total *.................................................$  295,962        $  277,915       $    18,047         6.5%
                                                            ==========        ==========       ===========

* Includes international sales of:..........................$   67,456        $   63,095       $     4,361         6.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2003 were up 10.1 percent compared to the first quarter of fiscal 2002. Worldwide shipments of most product lines were up due to the success of introducing new products as well as lower field inventory levels and a stronger order position entering fiscal 2003 as compared to entering fiscal 2002.

Operating Earnings. Adjusted to exclude restructuring and other expense for comparable purposes, operating earnings for the professional segment were $27.8 million in the first quarter of fiscal 2003 compared to $19.0 million in the first quarter of fiscal 2002, an increase of 45.8 percent. Expressed as a percentage of net sales, professional segment operating margins increased to
14.3 percent compared to 10.8 percent in the first quarter of fiscal 2002. The increase was due mainly to higher gross margins as a result of the same factors discussed previously in the Gross Profit section. In addition, a gain resulting from a legal settlement also contributed to the profit improvement.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2003 were up 2.7 percent compared to the first quarter of fiscal 2002. Shipments of Toro walk power mowers led this increase due to the continued success of the moderate-priced line of walk power mowers. In addition, some walk power mower shipments were accelerated into the first quarter this year to support a retail promotional program that began in February. Sales of Pope retail irrigation products sold in Australia also increased due to dry weather conditions. Riding product sales were also up due to initial stocking orders for the new TimeCutter Z mower. However, shipments of other riding product lines were down due to continued strong competition and consumer preference for lower-priced units. Electric blower product sales were also down due to the cold fall weather in most markets this year that reduced retail demand compared to the warm fall weather last year that extended the selling season into the first quarter of fiscal 2002. Snowthrower product shipments were also lower compared to last year's first quarter due to lack of snowfall in the midwestern market.

Operating Earnings. Operating earnings for the residential segment increased
12.4 percent in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Expressed as a percentage of net sales, residential segment operating margins increased to 9.1 percent compared to 8.4 percent in the first quarter of fiscal 2002. The increase was due mainly to higher gross margins as a result of the same factors discussed previously in the Gross Profit section. Somewhat offsetting the profit improvement were slightly higher SG&A costs.

Distribution

Net Sales. Worldwide net sales for the distribution segment in the first quarter of fiscal 2003 were down 23.2 percent compared to the first quarter of fiscal 2002. This sales decline was primarily the result of selling one of the previously owned distributorships effective December 31, 2002. In addition, sales at the other company-owned distributors were down for the quarter comparison due to continued weak economic conditions and timing of golf projects. In the second quarter of fiscal 2003, Toro expects to purchase the assets of a southeastern-based distributor.

Operating Losses. Operating losses for the distribution segment were $3.4 million in the first quarter of fiscal 2003 compared to $2.1 million in the first quarter of fiscal 2002. This loss increase was due to lower sales volumes as well as selling one of the previously owned distributorships effective December 31, 2002.

Other

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Professional and residential segment shipments to the company-owned distribution companies are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments' floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales elimination decreased
24.8 percent, reflecting lower amount of shipments to the distribution companies mainly as a result of selling one of the previously owned distributorships as discussed above.

Operating Losses. Operating losses for the other segment were up slightly compared to the first quarter of fiscal 2002. This loss increase was due to higher incentive compensation expenses and information service spending somewhat offset by lower interest expense.

FINANCIAL POSITION

Working Capital

During the first quarter of fiscal 2003, emphasis continued on improving asset management and reducing average short-term debt. Average working capital for the first three months of fiscal 2003 was $296.7 million compared to $264.4 million for the first three months of fiscal 2002. The increase of 12.2 percent was due to lower average short-term debt somewhat offset by lower average inventory and higher payables and other accrued liabilities. Based on the last twelve months ending January 31, 2003, inventory turns were up 9.9 percent compared to the twelve months ending February 1, 2002. This improvement was the result of lower average inventory levels from improved asset management. In addition, average days outstanding for receivables improved to 84 days based on the last twelve months ending January 31, 2003 compared to 88 days based on the last twelve months ending February 1, 2002. This decrease was due to a higher proportion of sales that have shorter payment terms.

Liquidity and Capital Resources

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, short- and medium-term bank credit lines, and cash on hand, provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for our anticipated working capital, capital additions, long-term debt repayments, and stock repurchases for the next twelve months.

Cash Flow. Cash used in operating activities for the first three months of fiscal 2003 was 4.2 percent lower than the first three months in fiscal 2002, due primarily to higher earnings before non-cash expenses and higher levels of payables and accruals compared to the prior year's comparable period due to the timing of some profit sharing and incentive compensation payments. Cash used in investing activities was slightly lower compared to the first quarter of fiscal 2002. Purchases of property, plant, and equipment were higher for the first three months of fiscal 2003 compared to the same time period in fiscal 2002, which was offset by proceeds from an investment and sale of a previously owned distribution company. Cash provided by financing activities was lower by $53.8 million because the company borrowed less short-term debt during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Credit Lines and Other Capital Resources. Under Working Capital Agreements with various banks, our U.S. seasonal working capital requirements are funded with a $175.0 million medium-term committed unsecured bank credit line, which expires in February 2005. During the first quarter of fiscal 2003, we also had a $75.0 million short-term committed unsecured credit line that expired in February 2003. During the second quarter of fiscal 2003, we expect to replace the expired agreement with a new secured line of credit that is expected to reduce our interest costs. Under these Working Capital Agreements, we can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the Working Capital Agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $9 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of the above Working Capital Agreements. Average borrowings were $10.0 million in the first quarter of fiscal 2003 compared to $76.2 million in the first quarter of fiscal 2002. The decrease in average short-term debt resulted primarily from the use of cash earnings to pay for working capital requirements and higher levels of payables and accruals. Our business is seasonal, with peak borrowing generally occurring between February and May each year.

Significant financial covenants in the Working Capital Agreements are interest coverage and debt to total capitalization ratios. The company was in compliance with all covenants related to the Working Capital Agreements as of January 31, 2003. If the company was out of compliance with any debt covenant required by the Working Capital Agreements, the banks could terminate their commitments unless Toro could negotiate a covenant waiver from the banks. In addition, the company's long-term public notes and debentures could become due and payable if the company was unable to obtain a covenant waiver or refinance its short- and medium-term debt under its Working Capital Agreements. If the company's credit rating falls below investment grade, the interest rate it currently pays on outstanding debt on the Working Capital Agreements would rise, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the first quarter of fiscal 2003 by Standard and Poor's Ratings Group at BBB- and by Moody's Investors Service at Baa3.

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

Outlook

Historically, net sales and earnings for the first quarter of our fiscal year are lower than other quarters, so that results for the first quarter of fiscal 2003 are not necessarily an indicator of spring season sales trends. We anticipate good growth for the professional segment as we introduce new products. We also expect growth in fiscal 2003 for the residential segment driven primarily by the continued success of the new line of moderate-priced Toro brand walk power mowers. In addition, continued benefits from "5 by Five" programs are expected to improve fiscal 2003 results. We expect an improvement in sales growth in fiscal 2003 compared to the sales growth in fiscal 2002, and low double-digit diluted earnings per share growth before one-time transactions in fiscal 2003 over fiscal 2002, while keeping a cautionary eye on the challenging and uncertain world economies and geopolitical conditions.

FORWARD-LOOKING INFORMATION

Safe Harbor Statement. This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations about our future performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on our worldwide web site, or otherwise, in the future by or on our behalf. When used by or on our behalf, the words "expect", "looking ahead", "anticipate", "estimate", "believe", "could", "will", "may", "should", "intend", and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to us. The following are some of the factors that could cause our financial condition to differ materially from what we have anticipated in our forward-looking statements:

- Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.
- Changes in global and domestic economies, including but not limited to further slowing in growth, slow down in home sales, rise in interest rates and oil costs, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.
- Increased competition, including competitive pricing pressures, new product introductions, and financing programs offered by both domestic and foreign companies.
-  Weather conditions that reduce demand for our products.
- Ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.
- Our ability to achieve sales growth and low double-digit diluted earnings per share growth in fiscal 2003.

- Our ability to achieve goals of the "5 by Five" profit improvement program, which is intended to improve after-tax return on sales.
- Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
- Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.
- Market acceptance of existing products based on our commitment to develop and improve existing product lines.
- Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share and higher warranty expense.
- Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities.
- Continued slow growth rate in new golf course construction or existing golf course renovations.
- Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.
- Increased dependence on The Home Depot as a customer for the residential segment.
-  Elimination or reduction of shelf space for our products at retailers.
- Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.
- Financial viability of some distributors and dealers, changes in distributor ownership, success in partnering with new dealers, and our customers' ability to pay amounts owed to us.
- Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; imposition of new tariffs on commodities such as steel; and environmental laws.
-  Changes in cost of raw materials, including higher oil prices.
- The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.
- Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the quarter ended January 31, 2003, the amount of losses reclassified to earnings for cash flow hedges was $1.0 million.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2003. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated comprehensive income (loss), and fair value impact of derivative instruments in other income, net as of January 31, 2003 were as follows:

                                                                          VALUE IN
                                               AVERAGE                   ACCUMULATED     FAIR VALUE
DOLLARS IN THOUSANDS                          CONTRACTED     NOTIONAL   COMPREHENSIVE      IMPACT
(EXCEPT AVERAGE CONTRACTED RATE)                 RATE         AMOUNT    INCOME (LOSS)    GAIN (LOSS)
====================================================================================================
Buy US dollar/Sell Australian dollar             0.5672    $ 25,510.4   $  (141.8)       $  (625.5)
Buy US dollar/Sell Canadian dollar               1.5662       6,113.4       (116.2)          (26.3)
Buy US dollar/Sell Euro                          1.0153      49,142.2     (1,391.1)       (1,676.4)
Buy US dollar/Sell Mexican peso                 10.8800         725.6          3.9               -
Buy Australian dollar/Sell US dollar             0.5899       1,563.1            -            (1.2)
Buy British pound/Sell US dollar                 1.4572         400.7         34.2            13.8
Buy Euro/Sell US dollar                          1.0860       1,954.8            -            (4.5)
Buy Japanese yen/Sell US dollar                121.0356       5,886.7         90.5            61.2
Buy Mexican peso/Sell US dollar                 10.3110      10,115.5       (807.1)              -

Interest Rate Risk. We are exposed to interest rate risk arising from transactions that are entered into during the normal course of business. Our short- and medium-term debt rates are dependent upon the LIBOR rate plus an additional percentage based on our current borrowing level. See our most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short-term and long-term agreements with some vendors. The primary commodity price exposures are with aluminum, steel, and plastic resin.


                         ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company's principal executive officer and principal financial officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date the company's disclosure controls and procedures were effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no significant corrective actions were required or undertaken.

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

                                THE TORO COMPANY
                                  (Registrant)

Date:  March 11, 2003            By /s/ Stephen P. Wolfe
                                    -----------------------------------------
                                    Stephen P. Wolfe
                                    Vice President Finance,
                                    Treasurer and Chief Financial Officer
                                    (duly authorized officer and
                                    principal financial officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Kendrick B. Melrose
-----------------------
Kendrick B. Melrose
Chairman and Chief Executive Officer
(Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 11, 2003

/s/ Stephen P. Wolfe
--------------------
Stephen P. Wolfe
Vice President, Finance
Treasurer and Chief Financial Officer
(Principal Financial Officer)