Form 10-Q/A
period 2003-01-31
TORO CO
filed 2003-06-04
CIK 737758

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

The Toro Company is filing this Amendment to its quarterly report on Form 10-Q for the quarter ended January 31, 2003, as filed with the Securities and Exchange Commission on March 13, 2003, in order to correct the omission of the audited balance sheet information as of end of the fiscal year ended October 31, 2002 contained in the Condensed Consolidated Balance Sheets and Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements. The company is also updating Part II, Item 6, Exhibits and Reports on Form 8-K. No other item or part of the company's quarterly report on Form 10-Q for the quarter ended January 31, 2003 as previously filed is affected by this amendment.

In connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Item 1 of
Part I and Item 6 of Part II, as amended, is set forth herein. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15, the company is including certain currently dated certifications. The remainder of the company's quarterly report on Form 10-Q is unchanged and is not reproduced in this Amendment. This report speaks as of the original filing date of the quarterly report on Form 10-Q and, except as indicated, has not been updated to reflect events and transactions occurring subsequent to the original filing date.

                                THE TORO COMPANY
                              INDEX TO FORM 10-Q/A




                                                                                                                        Page Number
                                                                                                                        -----------

PART I.           FINANCIAL INFORMATION:

ITEM 1.           Financial Statements
                    Condensed Consolidated Statements of Operations (Unaudited) -
                        Three Months Ended January 31, 2003 and February 1, 2002.................................................3

                    Condensed Consolidated Balance Sheets (Unaudited) -
                        January 31, 2003, February 1, 2002, and October 31, 2002.................................................4

                    Condensed Consolidated Statements of Cash Flows (Unaudited) -
                        Three Months Ended January 31, 2003 and February 1, 2002.................................................5

                    Notes to Condensed Consolidated Financial Statements (Unaudited)..........................................6-10

PART II.          OTHER INFORMATION:

ITEM 6.             Exhibits and Reports on Form 8-K............................................................................11

                    Signatures and Certifications............................................................................12-14

                      PART I. ITEM 1. FINANCIAL INFORMATION

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                                                                 Three Months Ended
                                                                                  -----------------------------------------------
                                                                                       January 31,                February 1,
                                                                                          2003                       2002
                                                                                  --------------------        -------------------

Net sales.........................................................................$            295,962        $           277,915
Cost of sales.....................................................................             190,381                    182,608
                                                                                  --------------------        -------------------
    Gross profit..................................................................             105,581                     95,307
Selling, general, and administrative expense......................................              95,864                     89,012
Restructuring and other expense...................................................                   -                      9,953
                                                                                  --------------------        -------------------
    Earnings (loss) from operations...............................................               9,717                     (3,658)
Interest expense..................................................................              (4,092)                    (5,320)
Other income, net.................................................................               4,795                      1,334
                                                                                  --------------------        -------------------
    Earnings (loss) before income taxes and cumulative effect of change
        in accounting principle...................................................              10,420                     (7,644)
(Provision) benefit for income taxes..............................................              (3,439)                     2,523
                                                                                  --------------------        -------------------
        Net earnings (loss) before cumulative effect of change in
        accounting principle......................................................               6,981                     (5,121)
Cumulative effect of change in accounting principle, net of
  income tax benefit of $509......................................................                   -                    (24,614)
                                                                                  --------------------        -------------------
        Net earnings (loss).......................................................$              6,981        $           (29,735)
                                                                                  ====================        ===================

Basic net earnings (loss) per share of common stock, before
  cumulative effect of change in accounting principle.............................$               0.56        $             (0.41)
Cumulative effect of change in accounting principle, net of
  income tax benefit..............................................................                   -                      (1.97)
                                                                                  --------------------        -------------------
Basic net earnings (loss) per share of common stock...............................$               0.56        $             (2.38)
                                                                                  ====================        ===================

Diluted net earnings (loss) per share of common stock, before
  cumulative effect of change in accounting principle.............................$               0.54        $             (0.41)
Cumulative effect of change in accounting principle, net of
  income tax benefit..............................................................                   -                      (1.97)
                                                                                  --------------------        -------------------
Diluted net earnings (loss) per share of common stock.............................$               0.54        $             (2.38)
                                                                                  ====================        ===================

Weighted average number of shares of common stock outstanding -
    Basic.........................................................................              12,461                     12,500

Weighted average number of shares of common stock outstanding -
    Dilutive......................................................................              12,922                     12,500




See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                                                  January 31,  February 1,   October 31,
                                                                                     2003         2002          2002
                                                                                  -----------  -----------   -----------
ASSETS
Cash and cash equivalents ......................................................   $      87    $      46    $  62,816
Receivables, net ...............................................................     311,892      302,189      255,739
Inventories, net ...............................................................     267,376      274,524      224,367
Prepaid expenses and other current assets ......................................      11,689       17,415       10,497
Deferred income taxes ..........................................................      39,474       34,261       38,722
                                                                                   ---------    ---------    ---------
        Total current assets ...................................................     630,518      628,435      592,141
                                                                                   ---------    ---------    ---------

Property, plant, and equipment .................................................     449,040      410,387      440,714
        Less accumulated depreciation ..........................................     289,566      265,942      283,935
                                                                                   ---------    ---------    ---------
                                                                                     159,474      144,445      156,779

Deferred income taxes ..........................................................       4,196        9,721        4,196
Other assets ...................................................................      14,253       14,794       13,264
Goodwill .......................................................................      77,891       77,805       77,855
Other intangible assets ........................................................       1,769        2,347        1,905
                                                                                   ---------    ---------    ---------
        Total assets ...........................................................   $ 888,101    $ 877,547    $ 846,140
                                                                                   =========    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt ..............................................   $  15,846    $     513    $  15,825
Short-term debt ................................................................      25,024      113,938        1,156
Accounts payable ...............................................................      90,397       75,656       86,180
Accrued liabilities ............................................................     194,917      172,744      190,589
                                                                                   ---------    ---------    ---------
        Total current liabilities ..............................................     326,184      362,851      293,750
                                                                                   ---------    ---------    ---------

Long-term debt, less current portion ...........................................     178,724      194,553      178,756
Other long-term liabilities ....................................................       8,259        7,091        8,344

Stockholders' equity:
  Preferred stock, par value $1.00 per share, authorized 1,000,000
      voting and 850,000 non-voting shares, none issued and outstanding ........           -            -            -
  Common stock par value $1.00 per share, authorized 35,000,000 shares, issued and outstanding 12,218,531 shares as of January 31, 2003 (net of 1,289,524 treasury shares), 12,278,570 shares as of February 1, 2002 (net of
      1,229,485 treasury shares), and 12,171,237 shares as of October 31, 2002
      (net of 1,336,818 treasury shares) .......................................      12,219       12,279       12,171
   Additional paid-in capital ..................................................      28,083       32,208       23,364
   Retained earnings ...........................................................     347,845      281,831      342,358
   Accumulated comprehensive loss ..............................................     (13,213)     (13,266)     (12,603)
                                                                                   ---------    ---------    ---------
        Total stockholders' equity .............................................     374,934      313,052      365,290
                                                                                   ---------    ---------    ---------
        Total liabilities and stockholders' equity .............................   $ 888,101    $ 877,547    $ 846,140
                                                                                   =========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                        THE TORO COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  Three Months Ended
                                                                                   ----------------------------------------------
                                                                                       January 31,                February 1,
                                                                                           2003                      2002
                                                                                  -------------------         -------------------

   Cash flows from operating activities:
   Net earnings (loss)............................................................$             6,981         $           (29,735)
      Adjustments to reconcile net earnings (loss) to net cash
          used in operating activities:
      Cumulative effect of change in accounting principle.........................                  -                      24,614
      Non-cash asset impairment write-off.........................................                  -                       4,163
      Provision for depreciation and amortization.................................              7,310                       7,336
      Gain on disposal of property, plant, and equipment..........................                 (4)                        (10)
      Increase in deferred income taxes...........................................               (752)                       (334)
      Changes in operating assets and liabilities:
           Receivables, net.......................................................            (52,399)                    (30,512)
           Inventories, net.......................................................            (48,213)                    (39,863)
           Prepaid expenses and other current assets..............................             (1,322)                     (6,209)
           Accounts payable and accrued liabilities...............................             13,257                      (7,846)
                                                                                  -------------------         -------------------
               Net cash used in operating activities..............................            (75,142)                    (78,396)
                                                                                  -------------------         -------------------

   Cash flows from investing activities:
      Purchases of property, plant, and equipment.................................            (11,451)                     (9,245)
      Proceeds from asset disposals...............................................                 31                          62
      Decrease in investment in affiliates........................................              1,000                           -
      Increase in other assets....................................................             (2,147)                     (2,426)
      Proceeds from sale of business..............................................              1,016                           -
                                                                                  -------------------         -------------------
               Net cash used in investing activities..............................            (11,551)                    (11,609)
                                                                                  -------------------         -------------------

   Cash flows from financing activities:
      Increase in short-term debt.................................................             23,868                      79,525
      Repayments of long-term debt................................................                (11)                        (12)
      Decrease in other long-term liabilities.....................................                (85)                        (57)
      Proceeds from exercise of stock options.....................................              1,693                         661
      Purchases of common stock...................................................               (598)                     (1,415)
      Dividends on common stock...................................................             (1,495)                     (1,501)
                                                                                  -------------------         -------------------
               Net cash provided by financing activities..........................             23,372                      77,201
                                                                                  -------------------         -------------------

   Foreign currency translation adjustment........................................                592                         (26)
                                                                                  -------------------         -------------------

   Net decrease in cash and cash equivalents......................................            (62,729)                    (12,830)
   Cash and cash equivalents as of the beginning of the period....................             62,816                      12,876
                                                                                  -------------------         -------------------

   Cash and cash equivalents as of the end of the period..........................$                87         $                46
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

Inventories were as follows:

      (Dollars in thousands)                                  January 31,         February 1,          October 31,
                                                                 2003                2002                 2002
                                                            -------------        -------------       --------------
       Raw materials and work in process....................$      74,834        $      69,335       $       68,296
       Finished goods and service parts.....................      233,973              250,678              198,860
                                                            -------------        -------------       --------------
                                                                  308,807              320,013              267,156
       Less: LIFO...........................................       26,903               29,264               26,903
       Other reserves.......................................       14,528               16,225               15,886
                                                            -------------        -------------       --------------
          Total.............................................$     267,376        $     274,524       $      224,367
                                                            =============        =============       ==============

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

The following is an analysis of the company's restructuring and other expense reserve accounts:

(Dollars in thousands)                                        Severance
                                                             & Benefits              Other           Total
                                                            -------------        -------------    -----------
Balance as of October 31, 2002..............................$       1,865        $         872    $     2,737
Utilization.................................................        1,331                   25          1,356
                                                            -------------        -------------    -----------
Balance as of January 31, 2003..............................$         534        $         847    $     1,381
                                                            =============        =============    ===========

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

The following table shows the summarized financial information concerning the company's reportable segments:

(Dollars in thousands)
Three months ended January 31, 2003         Professional(1)  Residential      Distribution         Other             Total
-----------------------------------         ------------     -----------      ------------         -----             -----
Net sales ...........................        $ 193,444        $  94,665        $  18,600         $ (10,747)        $ 295,962
Intersegment gross sales ............           12,044              843                -           (12,887)                -
Earnings (loss) before income taxes .           27,756            8,661           (3,358)          (22,639)           10,420
Total assets ........................          449,869          193,068           36,158           209,006           888,101

Three months ended February 1, 2002
-----------------------------------
Net sales ...........................        $ 175,765        $  92,216        $  24,229         $ (14,295)        $ 277,915
Intersegment gross sales ............           15,667            1,250                -           (16,917)                -
Earnings (loss) before income taxes
  and accounting change .............            9,080            7,706           (2,087)          (22,343)           (7,644)
Total assets ........................          448,704          170,099           53,978           204,766           877,547

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
                                                            =============        =============       ==============

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

                                                              January 31, 2003                       October 31, 2002
                                                    ----------------------------------     ------------------------------------
(Dollars in thousands)                              Gross Carrying        Accumulated       Gross Carrying         Accumulated
                                                        Amount            Amortization          Amount             Amortization
                                                     ------------         ------------      --------------         ------------
Patents..............................................$    6,104              $(4,688)           $6,104               $(4,609)
Non-compete agreements...............................       800                 (447)              800                  (405)
Other................................................       800                 (800)              800                  (785)
                                                     ----------              -------            ------               -------
Total................................................$    7,704              $(5,935)           $7,704               $(5,799)
                                                     ==========              =======            ======               =======

Total other intangible assets, net...................$    1,769                                 $1,905
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

Warranty provisions, claims, and changes in estimates for the three-month periods ended were as follows:

(Dollars in Thousands)         Beginning          Warranty              Warranty            Changes in          Ending
Three Months Ended              Balance          Provisions              Claims             Estimates           Balance
----------------------------------------------------------------------------------------------------------------------------
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

     99(a)                Section 906 Certification of Chief Executive Officer.

     99(b)                Section 906 Certification of Chief Financial Officer.



(b)  Reports on Form 8-K

None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                THE TORO COMPANY
                                  (Registrant)

Date:  June 3, 2003             By /s/ Stephen P. Wolfe
                                   --------------------
                           Stephen P. Wolfe
                           Vice President Finance,
                           Treasurer and Chief Financial Officer
                           (duly authorized officer and principal
                           financial officer)

                                 CERTIFICATIONS


I, Kendrick B. Melrose, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The Toro Company;

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

Date: June 3, 2003

/s/ Kendrick B. Melrose
-----------------------
Kendrick B. Melrose
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Stephen P. Wolfe, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The Toro Company;

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


Date: June 3, 2003

/s/ Stephen P. Wolfe
--------------------
Stephen P. Wolfe
Vice President, Finance
Treasurer and Chief Financial Officer
(Principal Financial Officer)