Form 10-Q
period 2003-05-02
TORO CO
filed 2003-06-12
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the Quarterly Period Ended May 2, 2003

THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	1-8649 (Commission File Number)	41-0580470 (I.R.S. Employer Identification Number)

8111 Lyndale Avenue South
Bloomington, Minnesota 55420
Telephone number: (952) 888-8801
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

The number of shares of Common Stock outstanding as of May 30, 2003 was 24,567,172.

PART I. ITEM 1. FINANCIAL INFORMATION
THE TORO COMPANY AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (Unaudited) (Dollars and shares in thousands, except per-share data)
THE TORO COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) May 2, 2003
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Nature of Operations
Financial Trends
Accounting Policies and Critical Accounting Estimates
Results of Operations
Business Segments
Financial Position
Forward-Looking Information
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-99.(a) Section 906 Certification of CEO
EX-99.(b) Section 906 Certification of CFO

THE TORO COMPANY

INDEX TO FORM 10-Q

		Page Number

PART I	FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings (Unaudited) - Three and Six Months Ended May 2, 2003 and May 3, 2002	3
	Condensed Consolidated Balance Sheets (Unaudited) - May 2, 2003, May 3, 2002, and October 31, 2002	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended May 2, 2003 and May 3, 2002	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-11
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21
PART II	OTHER INFORMATION:
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits and Reports on Form 8-K	22
	Signatures and Certifications	23-25

PART I. ITEM 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per-share data)

	Three Months Ended		Six Months Ended

	May 2,	May 3,	May 2,	May 3,
	2003	2002	2003	2002

Net sales	$495,840	$470,314	$791,802	$748,229
Cost of sales	320,208	308,262	510,589	490,870

Gross profit	175,632	162,052	281,213	257,359
Selling, general, and administrative expense	110,636	104,265	206,500	193,277
Restructuring and other (income) expense	(179)	—	(179)	9,953

Earnings from operations	65,175	57,787	74,892	54,129
Interest expense	(4,320)	(5,248)	(8,412)	(10,568)
Other income, net	1,787	1,734	6,582	3,068

Earnings before income taxes and cumulative effect of change in accounting principle	62,642	54,273	73,062	46,629
Provision for income taxes	20,671	16,135	24,110	13,612

Earnings before cumulative effect of change in accounting principle	41,971	38,138	48,952	33,017
Cumulative effect of change in accounting principle, net of income tax benefit of $509	—	—	—	(24,614)

Net earnings	$41,971	$38,138	$48,952	$8,403

Basic earnings per share of common stock, before cumulative effect of change in accounting principle	$1.68	$1.51	$1.96	$1.31
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.98)

Basic net earnings per share of common stock	$1.68	$1.51	$1.96	$0.33

Diluted earnings per share of common stock, before cumulative effect of change in accounting principle	$1.61	$1.46	$1.89	$1.28
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.95)

Diluted net earnings per share of common stock	$1.61	$1.46	$1.89	$0.33

Weighted average number of shares of common stock outstanding — Basic	25,006	25,194	24,964	25,096
Weighted average number of shares of common stock outstanding — Dilutive	26,021	26,185	25,910	25,838

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per-share data)

	May 2,	May 3,	October 31,
	2003	2002	2002

ASSETS
Cash and cash equivalents	$26	$62	$62,816
Receivables, net	483,615	463,886	255,739
Inventories, net	259,979	235,366	224,367
Prepaid expenses and other current assets	12,003	9,259	10,497
Deferred income taxes	39,653	39,200	38,722

Total current assets	795,276	747,773	592,141

Property, plant, and equipment	456,805	423,253	440,714
Less accumulated depreciation	294,625	272,733	283,935

	162,180	150,520	156,779
Deferred income taxes	4,196	9,721	4,196
Other assets	12,984	14,481	13,264
Goodwill, net	77,929	77,839	77,855
Other intangible assets, net	1,654	2,186	1,905

Total assets	$1,054,219	$1,002,520	$846,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$64	$16,274	$15,825
Short-term debt	99,299	130,238	1,156
Accounts payable	104,319	90,170	86,180
Accrued liabilities	244,463	221,852	190,589

Total current liabilities	448,145	458,534	293,750

Long-term debt, less current portion	178,713	178,781	178,756
Other long-term liabilities	8,508	7,221	8,344
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00, authorized 50,000,000 shares, issued and outstanding 24,561,682 shares as of May 2, 2003 (net of 2,454,428 treasury shares), 24,928,170 shares as of May 3, 2002 (net of 2,087,940 treasury shares), and 24,342,474 shares as of October 31, 2002 (net of 2,673,636 treasury shares)	24,562	24,928	24,342
Additional paid-in capital	18,122	26,995	11,193
Retained earnings	388,313	318,453	342,358
Accumulated other comprehensive loss	(12,144)	(12,392)	(12,603)

Total stockholders’ equity	418,853	357,984	365,290

Total liabilities and stockholders’ equity	$1,054,219	$1,002,520	$846,140

Shares have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended

	May 2,	May 3,
	2003	2002

Cash flows from operating activities:
Net earnings	$48,952	$8,403
Adjustments to reconcile net earnings to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	24,614
Non-cash asset impairment write-off	—	4,163
Provision for depreciation and amortization	14,893	14,067
Gain on disposal of property, plant, and equipment	(26)	(27)
Increase in deferred income taxes	(931)	(5,274)
Tax benefits related to employee stock option transactions	160	1,245
Changes in operating assets and liabilities:
Receivables, net	(228,034)	(192,209)
Inventories, net	(33,831)	(705)
Prepaid expenses and other current assets	(1,556)	1,549
Accounts payable and accrued liabilities	73,799	56,214

Net cash used in operating activities	(126,574)	(87,960)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(22,795)	(20,914)
Proceeds from disposal of property, plant, and equipment	1,550	141
Decrease in investment in affiliates	1,000	—
Increase in other assets	(1,036)	(3,185)
Proceeds from sale of business	1,016	—

Net cash used in investing activities	(20,265)	(23,958)

Cash flows from financing activities:
Increase in short-term debt	98,143	95,825
Repayments of long-term debt	(15,804)	(23)
Increase in other long-term liabilities	164	72
Proceeds from exercise of stock options	4,039	10,748
Purchases of common stock	(722)	(5,311)
Dividends on common stock	(2,997)	(3,017)

Net cash provided by financing activities	82,823	98,294

Foreign currency translation adjustment	1,226	810

Net decrease in cash and cash equivalents	(62,790)	(12,814)
Cash and cash equivalents as of the beginning of the period	62,816	12,876

Cash and cash equivalents as of the end of the period	$26	$62

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 2, 2003

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the six months ended May 2, 2003 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2003. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

The company’s fiscal year ends on October 31, and quarterly results are reported based on three month periods that generally end on the Friday closest to the quarter end. For comparative purposes, however, the company’s second and third quarters always include exactly 13 weeks of results so that the quarter end date for these two quarters is not necessarily the Friday closest to the quarter end.

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company’s Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended

	May 2,	May 3,	May 2,	May 3,
(Dollars in thousands)	2003	2002	2003	2002

Net earnings	$41,971	$38,138	$48,952	$8,403
Other comprehensive income (loss):
Cumulative translation adjustments	634	836	1,226	810
Unrealized gain (loss) on derivative instruments	435	38	(767)	(214)

Comprehensive income	$43,040	$39,012	$49,411	$8,999

Stock-Based Compensation

The company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related Interpretations. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Six Months Ended

	May 2,	May 3,	May 2,	May 3,
(Dollars in thousands)	2003	2002	2003	2002

Net earnings, as reported	$41,971	$38,138	$48,952	$8,403
Add: Stock-based employee compensation costs, net of tax, included in net earnings	831	564	1,663	1,470
(Deduct) add: Stock-based employee compensation costs, net of tax, if fair value method had been applied	(488)	12	(5,224)	(5,080)

Pro forma net earnings	$42,314	$38,714	$45,391	$4,793

Net earnings per share data:
As reported — Basic	$1.68	$1.51	$1.96	$0.33

Pro forma — Basic	$1.69	$1.54	$1.82	$0.19

As reported — Diluted	$1.61	$1.46	$1.89	$0.33

Pro forma — Diluted	$1.64	$1.49	$1.76	$0.19

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

	May 2,	May 3,	October 31,
(Dollars in thousands)	2003	2002	2002

Raw materials and work in process	$72,245	$72,305	$68,296
Finished goods and service parts	228,670	208,289	198,860

	300,915	280,594	267,156
Less: LIFO	26,903	29,264	26,903
Other reserves	14,033	15,964	15,886

Total	$259,979	$235,366	$224,367

Restructuring and Other (Income) Expense

In fiscal 2002, the company announced plans to close its Riverside, California manufacturing operations and its Evansville, Indiana and Madera, California manufacturing facilities. Approximately 550 job positions and related staff reductions will be lost in connection with closing these operations. As of May 2, 2003, of the 550 job position reductions, 513 had been eliminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in “other” below. These actions are part of the company’s overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002.

In the second quarter of fiscal 2003, the company recorded a benefit of $0.2 million for the reversal of the remaining accrual for closing a facility in Australia, which was sold March 28, 2003.

The following is an analysis of the company’s restructuring and other income and related reserve accounts:

	Severance	Asset
(Dollars in thousands)	& Benefits	Impairment	Other	Total

Balance as of October 31, 2002	$1,865	$—	$872	$2,737
Changes in estimates	—	(179)	—	(179)
Utilization	(1,582)	179	(82)	(1,485)

Balance as of May 2, 2003	$283	$—	$790	$1,073

The company expects a majority of the remaining accruals to be utilized during fiscal 2003.

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended

	May 2,	May 3,	May 2,	May 3,
(Shares in thousands)	2003	2002	2003	2002

Basic
Weighted average number of shares of common stock outstanding	25,006	25,194	24,943	25,066
Assumed issuance of contingent shares	—	—	21	30

Weighted average number of shares of common stock and assumed issuance of contingent shares	25,006	25,194	24,964	25,096

Dilutive
Weighted average number of shares of common stock and assumed issuance of contingent shares	25,006	25,194	24,964	25,096
Assumed conversion of stock options	1,015	991	946	742

Weighted average number of shares of common stock, assumed issuance of contingent shares, and assumed conversion of stock options	26,021	26,185	25,910	25,838

Shares for all periods presented have been adjusted to reflect a two-for-one stock split effective April 1, 2003.

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)	Professional[1]	Residential[2]	Distribution	Other	Total

Three months ended May 2, 2003
Net sales	$314,116	$172,469	$35,348	$(26,093)	$495,840
Intersegment gross sales	26,898	3,616	—	(30,514)	—
Earnings (loss) before income taxes	63,424	24,349	608	(25,739)	62,642
Three months ended May 3, 2002
Net sales	$290,201	$169,735	$44,144	$(33,766)	$470,314
Intersegment gross sales	31,373	6,471	—	(37,844)	—
Earnings (loss) before income taxes	53,217	20,071	1,736	(20,751)	54,273

[1] Includes restructuring and other income of $0.1 million in fiscal 2003.

[2] Includes restructuring and other income of $0.1 million in fiscal 2003.

	Professional[1]	Residential[2]	Distribution	Other	Total

Six months ended May 2, 2003
Net sales	$507,560	$267,134	$53,948	$(36,840)	$791,802
Intersegment gross sales	38,942	4,459	—	(43,401)	—
Earnings (loss) before income taxes	91,180	33,010	(2,750)	(48,378)	73,062
Total assets	489,959	241,795	62,195	260,270	1,054,219
Six months ended May 3, 2002
Net sales	$465,966	$261,951	$68,373	$(48,061)	$748,229
Intersegment gross sales	47,040	7,721	—	(54,761)	—
Earnings (loss) before income taxes and accounting change	62,297	27,777	(351)	(43,094)	46,629
Total assets	488,136	201,120	69,450	243,814	1,002,520

[1] Includes restructuring and other income of $0.1 million in fiscal 2003 and restructuring and other expense of $10.0 million in fiscal 2002.

[2] Includes restructuring and other income of $0.1 million in fiscal 2003.

The following table presents the details of the other segment earnings (loss) before income taxes:

	Three Months Ended		Six Months Ended

	May 2,	May 3,	May 2,	May 3,
(Dollars in thousands)	2003	2002	2003	2002

Corporate expenses	$(24,807)	$(18,268)	$(48,565)	$(39,517)
Finance charge revenue	1,017	1,249	1,864	2,317
Elimination of corporate financing expense	4,562	4,423	6,894	7,038
Interest expense, net	(4,320)	(5,248)	(8,412)	(10,568)
Other expense	(2,191)	(2,907)	(159)	(2,364)

Total	$(25,739)	$(20,751)	$(48,378)	$(43,094)

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2003 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total

Balance as of October 31, 2002	$68,942	$8,913	$77,855
Translation adjustment	20	54	74

Balance as of May 2, 2003	$68,962	$8,967	$77,929

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	May 2, 2003		October 31, 2002

	Gross Carrying	Accumulated	Gross Carrying Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Patents	$6,104	$(4,763)	$6,104	$(4,609)
Non-compete agreements	800	(487)	800	(405)
Other	800	(800)	800	(785)

Total	$7,704	$(6,050)	$7,704	$(5,799)

Total other intangible assets, net	$1,654		$1,905

Amortization expense for intangible assets during the first six months of fiscal 2003 was $251,000. Estimated amortization expense for the remainder of fiscal 2003 and succeeding fiscal years is as follows: 2003 (remainder), $228,000; 2004, $357,000; 2005, $337,000; 2006, $337,000; 2007, $182,000; 2008, $131,000 and after 2008, $82,000.

Stock Split

On March 20, 2003, the company’s Board of Directors declared a two-for-one stock split of the company’s common stock, effected in the form of a 100 percent stock dividend paid on April 14, 2003. As a result of this action, approximately 12.5 million shares were issued to stockholders of record as of April 1, 2003. Par value of the common stock remains at $1.00 per share and accordingly, approximately $12.5 million was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Warranty Guarantees

The company’s products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty lengths vary by product line, ranging from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized distributor or dealer must perform warranty work and submit claims for warranty reimbursement, which the company pays as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on historical claims experience by individual product lines. Special warranty reserves are also accrued for special rework campaigns for known major product modifications. The company also offers additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the six month periods ended were as follows:

(Dollars in Thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance

May 2, 2003	$53,590	$22,110	$(16,822)	$(144)	$58,734
May 3, 2002	$57,882	$21,481	$(20,321)	$2,871	$61,913

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange rates. The company uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes. The company documents all relations between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedging instruments. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded on the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the second quarter and six months ended May 2, 2003, the amount of losses reclassified to earnings for such cash flow hedges was $1.5 million and $2.5 million, respectively. As of May 2, 2003, the amount of such contracts outstanding was $78.9 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive loss as of May 2, 2003 was $1.1 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not subject to the accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value of these instruments are recorded in other income, net.

New Accounting Pronouncements

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The company will apply the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, as required.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. The company will apply the initial recognition and measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002, as required. The company has adopted the disclosure requirements in this Interpretation beginning with the first quarter of fiscal 2003, as required.

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” requires certain pro forma disclosures related to stock-based compensation. This statement also amended the transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The company adopted the pro forma disclosures of SFAS No. 148 in the second quarter of fiscal 2003, as required.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The standard is primarily effective for transactions occurring after June 30, 2003. The company is currently evaluating the impact of this pronouncement, but does not expect the adoption of this standard to have a material effect on the company’s financial position or net earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Nature of Operations

The principal business of The Toro Company and its wholly owned and majority-owned domestic and foreign subsidiaries (“Toro” or “the company”) is the development, manufacturing, and selling of outdoor beautification equipment and systems used in the residential and professional markets. Our products are generally sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and through Internet retailers.

Financial Trends

Throughout these financial sections, you will read about both recurring and significant transactions or events. Significant transactions in the current and prior period discussed in this Management’s Discussion and Analysis include the cumulative effect of change in accounting principle in the first quarter of fiscal 2002, a federal tax refund in the second quarter of fiscal 2002, restructuring and other (income) expense, and a gain resulting from a legal settlement in the first quarter of fiscal 2003. These significant transactions result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. However, we believe the following accounting policies, which require some of the more significant judgments and estimates used in the preparation of the consolidated financial statements, could be deemed to be critical within the Securities and Exchange Commission’s (SEC) proposed rules related to critical accounting policy disclosure.

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

Accounts and Notes Receivable Valuation. We establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Each quarter, we evaluate past collection history, the age of the receivable, current financial conditions of key customers, and economic conditions when establishing an allowance for doubtful accounts. Portions of the accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant continued slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides sufficient information to establish a reasonable estimate for accounts and notes receivable reserve.

Results of Operations

Net Earnings

Second quarter of fiscal 2003 net earnings were $42.0 million or $1.61 per diluted share compared to $38.1 million or $1.46 per diluted share for the second quarter of fiscal 2002. Results for the second quarter of fiscal 2003 included restructuring and other income that added $0.2 million ($0.1 million net of tax) to net earnings. The second quarter of fiscal 2002 net earnings benefited from a federal tax refund of $1.8 million. Year-to-date net earnings in fiscal 2003 were $49.0 million or $1.89 per diluted share compared to $8.4 million or $.33 per diluted share last year. Fiscal 2003 year-to-date net earnings benefited from the following two items: (i) restructuring and other income of $0.2 million ($0.1 million net of tax) and (ii) gain from a legal settlement of $3.4 million ($2.1 million net of tax). Fiscal 2002 year-to-date net earnings included the following significant items: (i) a cumulative effect of change in accounting principle that reduced net earnings by $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets;” (ii) restructuring and other expense that also reduced net earnings by $10.0 million ($6.7 million net of tax); and (iii) a federal tax refund of $1.8 million that reduced tax expense. Other factors contributing to the net earnings increase include higher sales, an increase in gross margins resulting from our “5 by Five” profit improvement initiatives, and lower interest expense, somewhat offset by higher selling, general, and administrative expense.

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date of fiscal 2003 were up 5.4 percent and 5.8 percent, respectively, from the same periods in the prior year. Favorable currency rates contributed approximately 1 percent of the sales growth for both the quarter and year-to-date comparison. Higher professional segment sales led the increase due primarily to the acceptance of new product introductions as well as a stronger order position and lower field inventory levels entering fiscal 2003 as compared to entering fiscal 2002. Residential segment sales were slightly up for the quarter and year-to-date comparison due to initial stocking shipments of the new TimeCutter® Z mower. However, distribution segment sales were down for the quarter and year-to-date comparison due to the sale of a distribution company during the first quarter of fiscal 2003, which also contributed to the favorable change in the other segment due to the sales elimination decrease. International sales for the second quarter and year-to-date of fiscal 2003 were up 8.4 percent and 7.8 percent, respectively, from the same periods in the prior year. This increase was driven primarily by favorable currency exchange rates and new product introductions. Disregarding currency effects, international sales increased 2.7 percent for the second quarter and year-to-date of fiscal 2003 compared to the same periods in fiscal 2002.

Gross Profit

Gross profit as a percentage of net sales increased for the second quarter and year-to-date of fiscal 2003 by 0.9 and 1.1 percentage points from the same periods of the prior year, to 35.4 percent and 35.5 percent respectively. The increase was the result of the following factors: (i) cost reduction efforts that included moving production to lower cost facilities; (ii) profit improvement strategies intended to reduce raw material costs as part of our ongoing “5 by Five” initiatives; (iii) increased sales of higher-margin products; (iv) lower manufacturing costs from increased plant utilization as a result of reduced excess manufacturing capacity, mainly related to the closure of two facilities and increased demand for our products; and (v) favorable foreign currency exchange rates compared to the U.S. dollar. Somewhat offsetting these positive factors were: (i) higher resin costs as a result of rising oil costs and (ii) higher freight expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the second quarter and year-to-date of fiscal 2003 by 6.1 percent and 6.8 percent, respectively, from the same periods of the prior year. SG&A as a percentage of net sales for the second quarter and year-to-date of fiscal 2003 was 22.3 percent and 26.1 percent, respectively, compared to 22.2 percent and 25.8 percent for the second quarter and year-to-date of fiscal 2002, respectively. These increases were due mainly to: (i) higher administration expenses, mainly from a higher amount of investments in information systems, increased expense for distributor changes, and increased insurance costs; (ii) higher incentive compensation expense; and (iii) increased marketing expense. Somewhat offsetting those increases was lower warranty expense due to a higher amount of specific reserves booked in the second quarter of fiscal 2002 compared to fiscal 2003 for known product modifications as well as the reversal of specific reserves in the second quarter of fiscal 2003 due to changes in estimates of claims paid from the original assumptions used when establishing the reserves.

Restructuring and Other (Income) Expense

In the second quarter of fiscal 2003, we recorded a benefit of $0.2 million for the reversal of the remaining accrual for closing a facility in Australia, which was sold March 28, 2003. In the first quarter of fiscal 2002, we incurred $10.0 million of restructuring and other expense. The closure of two manufacturing facilities resulted in a pre-tax restructuring and other expense charge of $8.0 million. In addition, we also incurred a $2.0 million charge for asset impairment related to write-offs of patents and non-compete agreements in the agricultural irrigation business. Based on our evaluation of the recoverability of some acquired intangible assets, we determined that the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this industry.

Interest Expense

Interest expense for the second quarter and year-to-date of fiscal 2003 was $4.3 million and $8.4 million, respectively. This is a decrease of 17.7 percent and 20.4 percent, respectively, from the same periods in the prior year. This decrease was due primarily to lower levels of average debt.

Other Income, Net

Other income, net for the second quarter and year-to-date of fiscal 2003 was $1.8 million and $6.6 million, respectively. This is an increase of $0.1 million and $3.5 million, respectively, from the same periods of the prior year. The year-to-date increase was due primarily to a gain from a legal settlement in the first quarter in fiscal 2003.

Provision for Income Taxes

The effective tax rate for the second quarter and year-to-date of fiscal 2003 remained unchanged at 33.0 percent compared to the same prior year periods, before a federal tax refund of $1.8 million. Including the federal tax refund, the effective tax rate was 29.7 percent and 29.2 percent for the second quarter and year-to-date of fiscal 2002, respectively.

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

Business Segments

As described previously, we operate in three reportable segments: professional, residential, and distribution. A fourth segment called “other” consists of corporate and financing functions. Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense. The business segment’s operating profits and losses include direct costs incurred at the segment’s operating level plus allocated expenses, such as profit sharing and manufacturing costs. The allocated expenses represent costs, which these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes.

The following table summarizes net sales by segment:

	Three Months Ended

	May 2,	May 3,
(Dollars in thousands)	2003	2002	$Change	% Change

Professional	$314,116	$290,201	$23,915	8.2%
Residential	172,469	169,735	2,734	1.6
Distribution	35,348	44,144	(8,796)	(19.9)
Other	(26,093)	(33,766)	7,673	22.7

Total *	$495,840	$470,314	$25,526	5.4%

* Includes international net sales of:	$93,555	$86,279	$7,276	8.4%

	Six Months Ended

	May 2,	May 3,
(Dollars in thousands)	2003	2002	$Change	% Change

Professional	$507,560	$465,966	$41,594	8.9%
Residential	267,134	261,951	5,183	2.0
Distribution	53,948	68,373	(14,425)	(21.1)
Other	(36,840)	(48,061)	11,221	23.3

Total *	$791,802	$748,229	$43,573	5.8%

* Includes international net sales of:	$161,011	$149,374	$11,637	7.8%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date of fiscal 2003 were up 8.2 percent and 8.9 percent, respectively, compared to the same periods last year. Worldwide shipments of most product lines were up due to the success of introducing new products such as a new line of Toro® mid-size walk behind mowers, Exmark® zero-turning radius riding mowers, and Toro Groundsmaster® rotary mowers. In addition, favorable currency exchange rates, better product availability of some irrigation products as well as a stronger order position and lower field inventory levels entering fiscal 2003 as compared to entering fiscal 2002 also contributed to the sales growth. Shipments of Sitework Systems were also up due to the addition of new dealers. Worldwide agricultural irrigation product sales also increased as a result of additional manufacturing capacity, mainly in Europe.

Operating Earnings. Operating earnings for the professional segment in the second quarter of fiscal 2003 were $63.4 million compared to $53.2 million in the second quarter of fiscal 2002, an increase of 19.2 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 20.2 percent compared to 18.3 percent in the second quarter of fiscal 2002. Year-to-date operating earnings for the professional segment in second quarter of fiscal 2003 were $91.2 million compared to $62.3 million last year. However, year-to-date fiscal 2002 operating earnings were hampered by restructuring and other expense of $10.0 million. The increases were due mainly to higher gross margins as a result of the same factors discussed previously in the Gross Profit section. SG&A expense as a percentage of net sales was also lower due mainly to leveraging fixed SG&A costs over higher sales volumes. In addition, a gain resulting from a legal settlement also contributed to the year-to-date profit improvement.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date of fiscal 2003 were slightly up by 1.6 percent and 2.0 percent, respectively, compared to the same periods last year. Riding product sales led this increase due to initial stocking orders for the new TimeCutter Z mower. However, shipments of other riding product lines were down due to continued strong competition, consumer preference for lower-priced units, and a shift of sales to the new TimeCutter riding mowers. Sales of retail irrigation products were up due to new product introductions, continued additional placement and promotion with a key customer, and increased demand in Australia in the first quarter of fiscal 2003 due to dry weather conditions. Shipments of Toro walk power mowers were down for the second quarter comparison but up for the year-to-date comparison due to the acceleration of orders in the first quarter of fiscal 2003 for an early season retail promotional program. In addition, walk power mower sales were down for the second quarter comparison due to sluggish retail demand. Electric trimmer sales were down due to lost shelf space at a home center customer. Electric blower product sales were also down, mainly for the year-to-date comparison, due to the cold fall weather in most markets this year that reduced retail demand compared to the warm fall weather last year that extended the selling season into the first quarter of fiscal 2002. Snowthrower product shipments were also lower for the year-to-date comparison due to moderate snowfall levels in the midwestern market during the 2002-2003 winter season.

Operating Earnings. Operating earnings for the residential segment in the second quarter and year-to-date of fiscal 2003 increased 21.3 percent and 18.8 percent, respectively, compared to the same periods last year. Operating earnings as a percentage of net sales increased for the second quarter and year-to-date of fiscal 2003 by 2.3 and 1.8 percentage points from the same periods of the prior year, to 14.1 percent and 12.4 percent respectively. These increases were due mainly to higher gross margins as a result of the same factors discussed previously in the Gross Profit section. In addition, lower SG&A expense also contributed to the profit improvement due to lower warranty expense as a result of the same factors discussed previously in the Selling, General, and Administrative Expense section, somewhat offset by higher marketing costs.

Distribution

Net Sales. Worldwide net sales for the distribution segment in the second quarter and year-to-date of fiscal 2003 were down 19.9 percent and 21.1 percent, respectively, compared to the same periods last year. The sales decline was primarily the result of selling one of the previously owned distributorships effective December 31, 2002, somewhat offset by the addition of sales from a southeastern-based distributor acquired during the second quarter of fiscal 2003. Factoring out sales from the distribution company sold and the acquired distributorship, net sales for the distribution segment in the second quarter and year-to-date of fiscal 2003 were down 1.3 percent and 4.8 percent, respectively, compared to the same periods last year. The sales decline at the other company-owned distributors was due to continued weak economic conditions and timing of golf projects.

Operating Earnings (Losses). Operating earnings for the distribution segment were $0.6 million in the second quarter of fiscal 2003 compared to $1.7 million in the second quarter of fiscal 2002. Year-to-date operating losses for fiscal 2003 were $2.8 million compared to $0.4 million last year. This unfavorable change in operating results was due to lower sales volumes as well as selling one of the previously owned distributorships effective December 31, 2002.

Other

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Professional and residential segment shipments to the company-owned distributorships are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales elimination decreased for the second quarter and year-to-date of fiscal 2003 by 22.7 percent and 23.3 percent, respectively, compared to the same periods last year. This decline reflects lower shipments to the distribution companies mainly as a result of selling one of the previously owned distributorships, somewhat offset by the acquisition of a distributorship during the second quarter of fiscal 2003 as discussed above.

Operating Losses. Operating losses for the other segment were up for the second quarter and year-to-date of fiscal 2003 by $5.0 million and $5.3 million, respectively, compared to the same periods last year. This loss increase was due to higher incentive compensation expenses, higher amount of investments in information systems, increased expense for distributor changes, and increased insurance costs, somewhat offset by lower interest expense and higher litigation recovery.

Financial Position

Working Capital

During the second quarter of fiscal 2003, emphasis continued on reducing average short-term debt. However, average inventory and receivables were slightly up for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Average working capital for the first six months of fiscal 2003 was $311.0 million compared to $271.4 million for the first six months of fiscal 2002. The increase of 14.6 percent was due to lower average short-term debt, higher average inventory levels, and higher average receivables, somewhat offset by higher payables and other accrued liabilities. Based on the last twelve months ended May 2, 2003, inventory turns were up 9.6 percent compared to the twelve months ended May 3, 2002. This improvement was the result of improved asset management during fiscal 2002 and the first quarter of fiscal 2003. In addition, average days outstanding for receivables improved to 83 days based on the last twelve months ended May 2, 2003 compared to 87 days based on the last twelve months ended May 3, 2002. This decrease was due to a higher proportion of sales that have shorter payment terms.

Liquidity and Capital Resources

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, medium-term bank credit lines, and cash on hand, provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for our anticipated working capital, capital additions, acquisitions, long-term debt repayments, and stock repurchases for the next twelve months.

Cash Flow. Cash used in operating activities for the first six months of fiscal 2003 was 43.9 percent higher than the first six months in fiscal 2002. This increase was due primarily to a higher increase of receivables and inventory levels, somewhat offset by higher cash-related earnings and a higher increase of accounts payable and accruals for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Cash used in investing activities for the first six months of fiscal 2003 was 15.4 percent lower than the first six months in fiscal 2002. Purchases of property, plant, and equipment were higher for the first six months of fiscal 2003 compared to the first six months in fiscal 2002. This was offset by proceeds from an investment, disposal of manufacturing facilities, and the sale of a previously owned distribution company, as well as a lower increase of other assets. Cash provided by financing activities for the first six months of fiscal 2003 was 15.7 percent lower than the first six months in fiscal 2002 due mainly to the repayment of a long-term note.

Credit Lines and Other Capital Resources. Under Working Capital Agreements with various banks, our U.S. seasonal working capital requirements are funded with a $175.0 million medium-term committed unsecured bank credit line, which expires in February 2005. We also had a $75.0 million short-term committed unsecured credit line, which expired in February 2003. During the third quarter of fiscal 2003, we expect to replace the expired agreement with a new secured line of credit that is expected to reduce our interest costs. Under the current Working Capital Agreements, we can also borrow in currencies other than U.S. dollars. Interest expense on these credit lines is based on LIBOR plus a basis point spread defined in the Working Capital Agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $10.7 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of the above Working Capital Agreements. Average borrowings were $50.4 million in the first six months of fiscal 2003 compared to $105.7 million in the first six months of fiscal 2002. The decrease in average short-term debt resulted primarily from the use of cash earnings to pay for working capital requirements, higher levels of accounts payable and other accruals, somewhat offset by higher levels of receivables and inventory. Our business is seasonal, with peak borrowing generally occurring between February and May each year.

Significant financial covenants in the Working Capital Agreements are interest coverage and debt to total capitalization ratios. We were in compliance with all covenants related to the Working Capital Agreements as of May 2, 2003. If we were out of compliance with any debt covenant required by the Working Capital Agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short- and medium-term debt under our Working Capital Agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the Working Capital Agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the second quarter of fiscal 2003 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Outlook

We anticipate continued growth for the second half of fiscal 2003 for the professional segment mainly from new products we introduced this year. We also expect growth in fiscal 2003 for the residential segment driven primarily by the continued success of the new line of moderate-priced Toro brand walk power mowers and the TimeCutter Z mower. In addition, continued benefits from “5 by Five” programs are expected to improve fiscal 2003 results. We expect a slight improvement in sales growth in fiscal 2003 compared to the sales growth in fiscal 2002, and strong diluted earnings per share growth in fiscal 2003 over fiscal 2002 before the cumulative effect of change in accounting principle, while keeping a cautionary eye on the challenging and uncertain world economies, weather, and geopolitical conditions.

Forward-Looking Information

Safe Harbor Statement. This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations about our future performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on our worldwide web site, or otherwise, in the future by or on our behalf. When used by or on our behalf, the words “expect”, “looking ahead”, “anticipate”, “estimate”, “believe”, “could”, “will”, “may”, “should”, “intend”, and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to us. The following are some of the factors that could cause our financial condition to differ materially from what we have anticipated in our forward-looking statements:

•	Continued threat of terrorist acts, which may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced business or leisure travel that negatively affects the travel industry, and contraction of the U.S. and worldwide economies.

•	Changes in global and domestic economies, including but not limited to further slowing in growth, slow down in home sales, rise in interest rates and oil costs, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.

•	Increased competition, including competitive pricing pressures, new product introductions, and financing programs offered by both domestic and foreign companies.

•	Weather conditions that reduce demand for our products.

•	Decline in retail demand for our products.

•	Our ability to achieve sales growth and strong diluted earnings per share growth in fiscal 2003 compared to fiscal 2002.

•	Our ability to achieve goals of the “5 by Five” profit improvement program, which is intended to improve after-tax return on sales.

•	Unforeseen inventory adjustments, higher field inventory levels, or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase our inventory above acceptable levels.

•	Ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.

•	Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•	Market acceptance of existing products based on our commitment to develop and improve existing product lines.

•	Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share and higher warranty expense.

•	Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities.

•	Continued slow growth rate in new golf course construction or existing golf course renovations.

•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

•	Increased dependence on The Home Depot as a customer for the residential segment.

•	Elimination or reduction of shelf space for our products at retailers.

•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

•	Financial viability of some distributors and dealers, changes in distributor ownership, success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; imposition of new tariffs on commodities such as steel; and environmental laws.

•	Changes in cost of raw materials, including higher oil prices.

•	The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

•	Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

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

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the second quarter and six months ended May 2, 2003, the amount of losses reclassified to earnings for such cash flow hedges was $1.5 million and $2.5 million, respectively.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2003 and fiscal 2004. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive income (loss), and fair value impact of derivative instruments in other income, net as of May 2, 2003 was as follows:

			Value in
			Accumulated
	Average		Other	Fair Value
Dollars in thousands	Contracted	Notional	Comprehensive	Impact
(except average contracted rate)	Rate	Amount	Income (Loss)	Gain (Loss)

Buy US dollar/Sell Australian dollar	0.5974	$27,008.3	$(81.4)	$(671.4)

Buy US dollar/Sell Canadian dollar	1.5309	6,826.1	(324.2)	(74.2)

Buy US dollar/Sell Euro	1.0523	74,684.1	(1,319.4)	(3,431.8)

Buy British pound/Sell US dollar	1.4505	181.3	16.7	—

Buy Japanese yen/Sell US dollar	120.4202	3,031.1	28.7	18.2

Buy Mexican peso/Sell US dollar	10.3203	5,891.3	(41.7)	—

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date the company’s disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no significant corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on March 20, 2003.

(b)  The results of the stockholder votes were as follows:

	For	Against	Abstain	Broker Non-Votes

1. Election of Directors
J.K. Cooper	10,565,818	592,890	0	0
K.B. Melrose	10,644,068	514,640	0	0
G.W. Steinhafel	10,807,374	351,335	0	0
E.H. Wingate	10,765,142	393,566	0	0
2. Approval of Amendment of Restated Certificate of Incorporation	10,677,540	376,207	104,961	0
3. Approval of Selection of Independent Auditors for Fiscal 2003	10,917,687	165,833	75,189	0

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3(i) and 4(a)	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4(b) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).
3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 4(c) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).
4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-8, Registration No. 2-94417).
4(d)	Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).
4(e)	Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).
4(f)	Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).
99(a)	Section 906 Certification of Chief Executive Officer.
99(b)	Section 906 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

During the fiscal quarter ended May 2, 2003, Toro furnished a Current Report on Form 8-K dated May 28, 2003 pursuant to Items 9 and 12 that attached a press release announcing Toro’s financial results for the quarter ended May 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY (Registrant)

Date: June 11, 2003	By /s/ Stephen P. Wolfe Stephen P. Wolfe Vice President Finance, Treasurer and Chief Financial Officer (duly authorized officer and principal financial officer)

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

/s/ Kendrick B. Melrose

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

/s/ Stephen P. Wolfe

Stephen P. Wolfe
Vice President, Finance
Treasurer and Chief Financial Officer
(Principal Financial Officer)