Form 10-Q
period 2003-08-01
TORO CO
filed 2003-09-11
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2003

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

Yes  [X]       No [  ]

The number of shares of Common Stock outstanding as of August 29, 2003 was 24,496,449.

THE TORO COMPANY
INDEX TO FORM 10-Q

		Page Number

PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings (Unaudited) - Three and Nine Months Ended August 1, 2003 and August 2, 2002	3
	Condensed Consolidated Balance Sheets (Unaudited) - August 1, 2003, August 2, 2002, and October 31, 2002	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended August 1, 2003 and August 2, 2002	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-11
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	22
	Signatures	23

PART I. ITEM 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per-share data)

	Three Months Ended		Nine Months Ended

	August 1,	August 2,	August 1,	August 2,
	2003	2002	2003	2002

Net sales	$394,524	$375,632	$1,186,326	$1,123,861
Cost of sales	247,574	246,693	758,163	737,562

Gross profit	146,950	128,939	428,163	386,299
Selling, general, and administrative expense	101,118	92,412	307,618	285,689
Restructuring and other expense	1,655	—	1,476	9,953

Earnings from operations	44,177	36,527	119,069	90,657
Interest expense	(4,152)	(4,656)	(12,564)	(15,224)
Other income, net	339	848	6,921	3,916

Earnings before income taxes and cumulative effect of change in accounting principle	40,364	32,719	113,426	79,349
Provision for income taxes	13,320	10,797	37,430	24,410

Earnings before cumulative effect of change in accounting principle	27,044	21,922	75,996	54,939
Cumulative effect of change in accounting principle, net of income tax benefit of $509	—	—	—	(24,614)

Net earnings	$27,044	$21,922	$75,996	$30,325

Basic earnings per share of common stock, before cumulative effect of change in accounting principle	$1.08	$0.87	$3.04	$2.19
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.98)

Basic net earnings per share of common stock	$1.08	$0.87	$3.04	$1.21

Diluted earnings per share of common stock, before cumulative effect of change in accounting principle	$1.03	$0.84	$2.92	$2.12
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.95)

Diluted net earnings per share of common stock	$1.03	$0.84	$2.92	$1.17

Weighted average number of shares of common stock outstanding – Basic	25,070	25,218	24,999	25,136
Weighted average number of shares of common stock outstanding – Dilutive	26,305	26,097	26,062	25,920

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per-share data)

	August 1,	August 2,	October 31,
	2003	2002	2002

ASSETS
Cash and cash equivalents	$15,725	$6	$62,816
Receivables, net	373,173	341,891	255,739
Inventories, net	236,035	209,320	224,367
Prepaid expenses and other current assets	13,451	10,832	10,497
Deferred income taxes	42,299	36,477	38,722

Total current assets	680,683	598,526	592,141

Property, plant, and equipment	462,239	432,416	440,714
Less accumulated depreciation	298,646	277,901	283,935

	163,593	154,515	156,779
Deferred income taxes	4,196	9,721	4,196
Other assets	13,236	14,021	13,264
Goodwill, net	77,955	77,842	77,855
Other intangible assets, net	3,041	2,045	1,905

Total assets	$942,704	$856,670	$846,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$250	$15,824	$15,825
Short-term debt	5,784	8,011	1,156
Accounts payable	67,415	67,099	86,180
Accrued liabilities	239,707	216,523	190,589

Total current liabilities	313,156	307,457	293,750

Long-term debt, less current portion	178,703	178,768	178,756
Other long-term liabilities	10,231	7,429	8,344
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00, authorized 50,000,000 shares, issued and outstanding 24,470,181 shares as of August 1, 2003 (net of 2,545,929 treasury shares), 24,345,668 shares as of August 2, 2002 (net of 2,670,442 treasury shares), and 24,342,474 shares as of October 31, 2002 (net of 2,673,636 treasury shares)	24,470	24,346	24,342
Additional paid-in capital	13,663	11,584	11,193
Retained earnings	413,851	338,853	342,358
Accumulated other comprehensive loss	(11,370)	(11,767)	(12,603)

Total stockholders’ equity	440,614	363,016	365,290

Total liabilities and stockholders’ equity	$942,704	$856,670	$846,140

Shares have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended

	August 1,	August 2,
	2003	2002

Cash flows from operating activities:
Net earnings	$75,996	$30,325
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	24,614
Non-cash asset impairment write-off	901	4,163
Provision for depreciation and amortization	22,093	20,609
Gain on disposal of property, plant, and equipment	(31)	(718)
Increase in deferred income taxes	(3,577)	(2,550)
Tax benefits related to employee stock option transactions	1,916	1,420
Changes in operating assets and liabilities:
Receivables, net	(116,838)	(70,214)
Inventories, net	(9,597)	25,341
Prepaid expenses and other current assets	(3,004)	257
Accounts payable and accrued liabilities	31,119	28,431

Net cash (used in) provided by operating activities	(1,022)	61,678

Cash flows from investing activities:
Purchases of property, plant, and equipment	(32,110)	(32,866)
Proceeds from disposal of property, plant, and equipment	1,969	2,055
Decrease in investment in affiliates	1,000	—
Increase in other assets	(1,433)	(2,847)
Proceeds from sale of business	1,016	—
Acquisition, net of cash acquired	(1,244)	—

Net cash used in investing activities	(30,802)	(33,658)

Cash flows from financing activities:
Increase (decrease) in short-term debt	4,628	(26,402)
Repayments of long-term debt	(15,825)	(486)
Increase in other long-term liabilities	1,887	280
Proceeds from exercise of stock options	6,639	11,827
Purchases of common stock	(9,629)	(22,558)
Dividends on common stock	(4,503)	(4,538)

Net cash used in financing activities	(16,803)	(41,877)

Foreign currency translation adjustment	1,536	987

Net decrease in cash and cash equivalents	(47,091)	(12,870)
Cash and cash equivalents as of the beginning of the period	62,816	12,876

Cash and cash equivalents as of the end of the period	$15,725	$6

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 1, 2003

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the nine months ended August 1, 2003 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2003. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended

	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands)	2003	2002	2003	2002

Net earnings	$27,044	$21,922	$75,996	$30,325
Other comprehensive income (loss):
Cumulative translation adjustments	310	177	1,536	987
Unrealized gain (loss) on derivative instruments	464	448	(303)	234

Comprehensive income	$27,818	$22,547	$77,229	$31,546

Stock-Based Compensation

The company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related Interpretations. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended

	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net earnings, as reported	$27,044	$21,922	$75,996	$30,325
Add: Stock-based employee compensation costs, net of tax, included in net earnings	2,083	1,020	3,746	2,490
Deduct: Stock-based employee compensation costs, net of tax, if fair value method had been applied	(799)	(504)	(6,024)	(5,584)

Pro forma net earnings	$28,328	$22,438	$73,718	$27,231

Net earnings per share data:
As reported - Basic	$1.08	$0.87	$3.04	$1.21

Pro forma - Basic	$1.13	$0.89	$2.95	$1.08

As reported - Diluted	$1.03	$0.84	$2.92	$1.17

Pro forma – Diluted	$1.08	$0.87	$2.85	$1.07

Per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

	August 1,	August 2,	October 31,
(Dollars in thousands)	2003	2002	2002

Raw materials and work in process	$62,679	$63,256	$68,296
Finished goods and service parts	215,215	191,823	198,860

	277,894	255,079	267,156
Less: LIFO	26,903	29,264	26,903
Other reserves	14,956	16,495	15,886

Total	$236,035	$209,320	$224,367

Restructuring and Other Expense

In fiscal 2002, the company announced plans to close its Riverside, California manufacturing operations and its Evansville, Indiana and Madera, California manufacturing facilities. Approximately 550 job positions and related staff reductions were expected to be lost in connection with closing these operations. As of August 1, 2003, of the 550 job position reductions, 531 had been eliminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in “other” below. These actions are part of the company’s overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002.

Restructuring and Other Expense (continued)

In the second quarter of fiscal 2003, the company recorded a benefit of $0.2 million for the reversal of the remaining accrual for closing a facility in Australia, which was sold March 28, 2003.

In the third quarter of fiscal 2003, the company announced plans to close its two-cycle engine manufacturing facility located in Oxford, Mississippi. Over the past few years, the Environmental Protection Agency (EPA) has lowered the allowable emission standard for hydrocarbon emissions from walk power mower engines to a level that is cost prohibitive for Toro to meet. Therefore, the company will phase out the two-cycle engine walk power mowers sold through the Lawn-Boy product line and is currently evaluating alternative sourcing options for its two-cycle engine utilized in snowthrower products. The company will produce compliant two-cycle engines for snowthrower products through January 31, 2004 that will be used for production of models through early fiscal 2005. Approximately 115 job positions and related staff reductions will be lost in connection with closing this facility, as to which the company recognized $0.8 million of expense in the third quarter of fiscal 2003 for severance and benefits. In addition, the company recognized $0.9 million of expense for asset impairment related to equipment and tooling that is expected to have no future value.

The following is an analysis of the company’s restructuring and other expense and related reserve accounts:

	Severance	Asset
(Dollars in thousands)	& Benefits	Impairment	Other	Total

Balance as of October 31, 2002	$1,865	$—	$872	$2,737
Changes in estimates	74	28	(295)	(193)
Initial charge	763	901	5	1,669
Utilization	(1,721)	(929)	(70)	(2,720)

Balance as of August 1, 2003	$981	$—	$512	$1,493

The company expects a majority of the remaining accruals to be utilized by the end of the first quarter of fiscal 2004.

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended

	August 1,	August 2,	August 1,	August 2,
(Shares in thousands)	2003	2002	2003	2002

Basic
Weighted average number of shares of common stock outstanding	25,070	25,218	24,985	25,116
Assumed issuance of contingent shares	—	—	14	20

Weighted average number of shares of common stock and assumed issuance of contingent shares	25,070	25,218	24,999	25,136

Dilutive
Weighted average number of shares of common stock and assumed issuance of contingent shares	25,070	25,218	24,999	25,136
Assumed conversion of stock options	1,235	879	1,063	784

Weighted average number of shares of common stock, assumed issuance of contingent shares, and assumed conversion of stock options	26,305	26,097	26,062	25,920

Shares for all periods presented have been adjusted to reflect a two-for-one stock split effective April 1, 2003.

Segment Data

The presentation of segment information reflects the manner in which management organizes businesses for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The Other segment consists of corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)	Professional	Residential[1]	Distribution	Other	Total

Three months ended August 1, 2003
Net sales	$244,111	$129,043	$43,039	$(21,669)	$394,524
Intersegment gross sales	25,189	1,948	—	(27,137)	—
Earnings (loss) before income taxes	42,235	13,205	2,327	(17,403)	40,364
Three months ended August 2, 2002
Net sales	$235,301	$119,907	$50,452	$(30,028)	$375,632
Intersegment gross sales	31,551	2,711	—	(34,262)	—
Earnings (loss) before income taxes	34,822	12,161	2,311	(16,575)	32,719

1 Includes restructuring and other expense of $1.7 million in fiscal 2003.

	Professional[1]	Residential[2]	Distribution	Other	Total

Nine months ended August 1, 2003
Net sales	$751,671	$396,177	$96,987	$(58,509)	$1,186,326
Intersegment gross sales	64,131	6,407	—	(70,538)	—
Earnings (loss) before income taxes	133,415	46,215	(423)	(65,781)	113,426
Total assets	459,931	195,574	58,057	229,142	942,704
Nine months ended August 2, 2002
Net sales	$701,267	$381,858	$118,825	$(78,089)	$1,123,861
Intersegment gross sales	78,591	10,432	—	(89,023)	—
Earnings (loss) before income taxes and accounting change	97,119	39,938	1,961	(59,669)	79,349
Total assets	440,844	155,823	66,173	193,830	856,670

1 Includes restructuring and other income of $0.1 million in fiscal 2003 and restructuring and other expense of $10.0 million in fiscal 2002.

2 Includes restructuring and other expense of $1.6 million in fiscal 2003.

The following table presents the details of the Other segment earnings (loss) before income taxes:

	Three Months Ended		Nine Months Ended

	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands)	2003	2002	2003	2002

Corporate expenses	$(20,893)	$(17,254)	$(69,458)	$(56,771)
Finance charge revenue	284	735	2,148	3,052
Elimination of corporate financing expense	4,789	4,415	11,683	11,453
Interest expense, net	(4,152)	(4,656)	(12,564)	(15,224)
Other income (expense)	2,569	185	2,410	(2,179)

Total	$(17,403)	$(16,575)	$(65,781)	$(59,669)

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2003 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total

Balance as of October 31, 2002	$68,942	$8,913	$77,855
Translation adjustment	27	73	100

Balance as of August 1, 2003	$68,969	$8,986	$77,955

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	August 1, 2003		October 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Patents	$6,553	$(4,845)	$6,104	$(4,609)
Non-compete agreements	1,000	(537)	800	(405)
Other	1,700	(830)	800	(785)

Total	$9,253	$(6,212)	$7,704	$(5,799)

Total other intangible assets, net	$3,041		$1,905

Amortization expense for intangible assets during the first nine months of fiscal 2003 was $414,000. Estimated amortization expense for the remainder of fiscal 2003 and succeeding fiscal years is as follows: 2003 (remainder), $186,000; 2004, $648,000; 2005, $628,000; 2006, $601,000; 2007, $407,000; 2008, $281,000 and after 2008, $290,000.

Stock Split

On March 20, 2003, the company’s Board of Directors declared a two-for-one stock split of the company’s common stock, effected in the form of a 100 percent stock dividend issued to stockholders of record as of April 1, 2003 and paid on April 14, 2003. As a result of this action, approximately 12.5 million shares were issued. Par value of the common stock remains at $1.00 per share and accordingly, approximately $12.5 million was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Warranty Guarantees

The company’s products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty coverage varies by product line, ranging from a period of six months to seven years. The warranties generally cover parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized distributor or dealer must perform warranty work and submit to the company claims for warranty reimbursement, which the company pays as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on historical claims experience by individual product lines. Special warranty reserves are also accrued for special major rework campaigns. The company also offers additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the first nine months of fiscal 2003 and 2002 were as follows:

	Beginning	Warranty	Warranty	Changes in	Ending
(Dollars in Thousands)	Balance	Provisions	Claims	Estimates	Balance

Fiscal 2003	$53,590	$32,606	$(27,524)	$2,241	$60,913
Fiscal 2002	$57,882	$32,470	$(33,131)	$4,075	$61,296

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange rates. The company uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes. The company documents all relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedges. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded on the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the three and nine months ended August 1, 2003, the amount of losses reclassified to earnings for such cash flow hedges was $1.4 million and $3.9 million, respectively. As of August 1, 2003, the amount of such contracts outstanding was $78.1 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive loss as of August 1, 2003 was $0.7 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not subject to the accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value of these instruments are recorded in other income, net.

New Accounting Pronouncements

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The company applied the provisions of SFAS No. 146 for exit and disposal activities initiated after December 31, 2002, as required.

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

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” requires certain pro forma disclosures related to stock-based compensation. This statement also amended the transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The company adopted the pro forma disclosures of SFAS No. 148 in the second quarter of fiscal 2003, as required.

Acquisition

During the third quarter of fiscal 2003, the company completed the acquisition of R & D Engineering, a market leader in patented wireless rain and freeze switches for residential irrigation systems. This acquisition was immaterial based on the company’s consolidated financial position and results of operations.

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

Financial Trends

Throughout these financial sections, you will read about both recurring and significant transactions or events. Significant transactions in the current and prior period discussed in this Management’s Discussion and Analysis include the cumulative effect of change in accounting principle in the first quarter of fiscal 2002, a federal tax refund in the second quarter of fiscal 2002, restructuring and other expense, and a gain resulting from a legal settlement in the first quarter of fiscal 2003. These significant transactions result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

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

Warranty Reserve. We establish a reserve for future warranty claims at the time of sale by product line. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other factors. We also establish reserves for special major rework campaigns. However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, higher than expected service costs for a repair, and other similar factors. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale.

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

Results of Operations

Net Earnings

Third quarter of fiscal 2003 net earnings were $27.0 million or $1.03 per diluted share compared to $21.9 million or $0.84 per diluted share for the third quarter of fiscal 2002. Results for the third quarter of fiscal 2003 included restructuring and other expense that reduced net earnings by $1.7 million pre-tax ($1.0 million net of tax). Year-to-date net earnings in fiscal 2003 were $76.0 million or $2.92 per diluted share compared to $30.3 million or $1.17 per diluted share for the same period last year. Fiscal 2003 year-to-date net earnings benefited from a gain related to a legal settlement of $3.4 million pre-tax ($2.1 million net of tax). However, fiscal 2003 year-to-date net earnings were reduced by restructuring and other expense of $1.5 million pre-tax ($0.9 million net of tax). Fiscal 2002 year-to-date net earnings included the following significant items: (i) the cumulative effect of a change in accounting principle that reduced net earnings by $24.6 million related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets;” (ii) restructuring and other expense that also reduced net earnings by $10.0 million pre-tax ($6.7 million net of tax); and (iii) a federal tax refund of $1.8 million that reduced tax expense. Other factors contributing to the net earnings increase include higher sales, an increase in gross margins resulting from our “5 by Five” profit improvement initiatives, and lower interest expense, somewhat offset by higher selling, general, and administrative expense.

Net Sales

Worldwide consolidated net sales for the third quarter and nine-month period of fiscal 2003 were up 5.0 percent and 5.6 percent, respectively, from the same periods in the prior year. Favorable currency rates contributed approximately 1 percent of the sales growth for both the quarter and year-to-date comparison. In addition, professional segment sales increased due primarily to the acceptance of new product introductions as well as a stronger order position and lower field inventory levels entering fiscal 2003 as compared to entering fiscal 2002. Residential segment sales were also up for the quarter and year-to-date comparison due to initial stocking shipments of the new TimeCutter® Z mower and new two-stage snowthrower product as well as strong sales of Toro walk power mowers. However, distribution segment sales were down for the quarter and year-to-date comparison due to the sale of a distribution company during the first quarter of fiscal 2003, which also contributed to the favorable change in the other segment due to a decrease in sales elimination. International sales for the third quarter and nine-month period of fiscal 2003 were up 15.2 percent and 9.9 percent, respectively, from the same periods in the prior year. This increase was driven primarily by favorable currency exchange rates and new product introductions. Disregarding currency effects, international sales increased 6.6 percent and 3.8 percent for the third quarter and nine-month period of fiscal 2003, respectively, compared to the same periods in fiscal 2002.

Gross Profit

Gross profit as a percentage of net sales increased for the third quarter and nine-month period of fiscal 2003 by 2.9 and 1.7 percentage points from the same periods of the prior year, to 37.2 percent and 36.1 percent respectively. The increase was the result of the following factors: (i) cost reduction efforts that included moving production to facilities with lower operating costs; (ii) profit improvement strategies intended to reduce raw material costs as part of our ongoing “5 by Five” initiatives; (iii) increased sales of higher-margin products; (iv) lower manufacturing costs from increased plant utilization as a result of reduced excess manufacturing capacity, mainly related to the closure of two facilities and increased demand for our products; and (v) favorable foreign currency exchange rates compared to the U.S. dollar. Somewhat offsetting these positive factors were: (i) higher resin costs as a result of rising oil costs and (ii) higher inbound freight expense as we transitioned some of our manufacturing to Juarez, Mexico.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the third quarter and nine-month period of fiscal 2003 by 9.4 percent and 7.7 percent, respectively, from the same periods in the prior year. SG&A as a percentage of net sales for the third quarter and first nine months of fiscal 2003 was 25.6 percent and 25.9 percent, respectively, compared to 24.6 percent and 25.4 percent for the comparable periods in fiscal 2002, respectively. These increases were due mainly to: (i) higher administration expenses, mainly from a higher amount of investments in information systems, increased expense for distributor changes, and rising insurance costs; (ii) increased marketing expense; (iii) higher incentive compensation expense; (iv) increased spending on engineering; and (v) higher currency exchange rates. Somewhat offsetting those increases was lower warranty expense due to a higher amount of specific reserves booked for known product modifications in fiscal 2002 compared to fiscal 2003 as well as the reversal of specific reserves in the second quarter of fiscal 2003 due to changes in estimates of claims payable from the original assumptions used when establishing the reserves.

Restructuring and Other Expense

In the third quarter of fiscal 2003, we announced plans to close our two-cycle engine manufacturing facility that resulted in a pre-tax restructuring and other expense charge of $1.7 million. In the second quarter of fiscal 2003, we recorded a benefit of $0.2 million for the reversal of the remaining accrual for closing a facility in Australia, which was sold March 28, 2003. The combination of the charge and the benefit resulted in $1.5 million pre-tax restructuring and other expense for the nine-month period of fiscal 2003.

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

Interest Expense

Interest expense for the third quarter and nine-month period of fiscal 2003 was $4.2 million and $12.6 million, respectively, or a decrease of 10.8 percent and 17.5 percent, respectively, from the same periods in the prior year. These decreases were due primarily to lower levels of average debt.

Other Income, Net

Other income, net for the third quarter and nine-month period of fiscal 2003 was $0.3 million and $6.9 million, respectively. For the third quarter comparison, other income, net was down $0.5 million, mainly due to a gain on the sale of one of our owned facilities located in Riverside, California in the third quarter of fiscal 2002. For the year-to-date comparison, other income, net is up $3.0 million primarily from a gain related to a legal settlement in the first quarter of fiscal 2003.

Provision for Income Taxes

The effective tax rate for the third quarter and nine-month period of fiscal 2003 remained unchanged at 33.0 percent compared to the same prior year periods, before a federal tax refund of $1.8 million. Including the federal tax refund, the effective tax rate was 30.8 percent for the first nine months of fiscal 2002.

Cumulative Effect of Change in Accounting Principle

In connection with the adoption of SFAS No. 142 in the first quarter of fiscal 2002, we performed an evaluation of goodwill. The results of the evaluation indicated that goodwill related to the agricultural irrigation reporting unit was impaired. The performance of this reporting unit has not met our original expectations, mainly due to lower than anticipated growth rates in the drip line market. This is a result of lower industry-wide pricing and margins on product sales. We measured the amount of impairment based on a comparison of the fair value of the reporting unit to its carrying value. Accordingly, we recognized a $24.6 million non-cash charge, net of income tax benefit of $0.5 million, as the cumulative effect of a change in accounting principle.

Business Segments

As described previously, we operate in three reportable segments: professional, residential, and distribution. A fourth segment called “other” consists of corporate and financing functions. Operating earnings (loss) by segment is defined as earnings (loss) from operations plus other income, net for the professional, residential, and distribution segments. The other segment operating loss consists of corporate activities, including corporate financing activities, other income, net, and interest expense. The business segment’s operating profits and losses include direct costs incurred at the segment’s operating level plus allocated expenses, such as profit sharing and manufacturing costs. The allocated expenses represent costs these operations would have incurred, but do not include general corporate expenses, interest expense, and income taxes.

The following table summarizes net sales by segment:

	Three Months Ended

	August 1,	August 2,
(Dollars in thousands)	2003	2002	$ Change	% Change

Professional	$244,111	$235,301	$8,810	3.7%
Residential	129,043	119,907	9,136	7.6
Distribution	43,039	50,452	(7,413)	(14.7)
Other	(21,669)	(30,028)	8,359	27.8

Total *	$394,524	$375,632	$18,892	5.0%

* Includes international net sales of:	$69,140	$60,024	$9,116	15.2%

	Nine Months Ended

	August 1,	August 2,
(Dollars in thousands)	2003	2002	$ Change	% Change

Professional	$751,671	$701,267	$50,404	7.2%
Residential	396,177	381,858	14,319	3.7
Distribution	96,987	118,825	(21,838)	(18.4)
Other	(58,509)	(78,089)	19,580	25.1

Total *	$1,186,326	$1,123,861	$62,465	5.6%

* Includes international net sales of:	$230,151	$209,398	$20,753	9.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and nine-month period of fiscal 2003 were up 3.7 percent and 7.2 percent, respectively, compared to the same periods last year. Worldwide shipments of most product lines were up due to the success of introducing new products such as new lines of Toro® mid-size walk behind mowers, Toro 500 Series and Exmark® zero-turning radius riding mowers, and Toro Groundsmaster® rotary mowers. In addition, favorable currency exchange rates, better product availability of some irrigation products as well as a stronger order position and lower field inventory levels entering fiscal 2003 as compared to entering fiscal 2002 contributed to the sales growth. Worldwide agricultural irrigation product sales also increased as a result of additional manufacturing capacity, mainly in Europe. Shipments of Sitework Systems were down for the quarter comparison but up for the year-to-date comparison due to the addition of new dealers.

Operating Earnings. Operating earnings for the professional segment in the third quarter of fiscal 2003 were $42.2 million compared to $34.8 million in the third quarter of fiscal 2002, an increase of 21.3 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 17.3 percent compared to 14.8 percent in the third quarter of fiscal 2002. Year-to-date operating earnings for the professional segment through the third quarter of fiscal 2003 were $133.4 million compared to $97.1 million last year. However, year-to-date fiscal 2002 operating earnings were reduced by restructuring and other expense of $10.0 million. The increases were due mainly to higher gross margins as a result of the same factors discussed previously in the Gross Profit section. SG&A expense as a percentage of net sales was slightly higher for the quarter comparison primarily from higher marketing and engineering costs as well as the impact of higher currency exchange rates. For the year-to-date comparison, SG&A expense as a percentage of net sales was lower due mainly to leveraging fixed SG&A costs over higher sales volumes. In addition, a gain resulting from a legal settlement contributed to the year-to-date profit improvement.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and nine-month period of fiscal 2003 were up by 7.6 percent and 3.7 percent, respectively, compared to the same periods last year. Riding product sales increased due to initial stocking orders for the new TimeCutter Z mower. However, shipments of other riding product lines were down due to continued strong competition, consumer preference for lower-priced units, and a shift of sales to the new TimeCutter riding mowers. Shipments of Toro walk power mowers were up due to successful retail promotional programs as well as strong retail demand. Snowthrower sales were also up due to initial stocking orders for a new two-stage snowthrower product. Somewhat offsetting these increases were lower electric trimmer sales due to lost shelf space at a home center customer. Electric blower product sales were also down, mainly for the year-to-date comparison, due to the cold fall weather in most markets in 2002 that reduced retail demand compared to the warm fall weather in 2001 that extended the selling season into the first quarter of fiscal 2002. Retail irrigation product sales also declined for the third quarter comparison due to poor weather conditions in key domestic markets, somewhat offset by new product introductions and strong demand in Australia due to dry weather conditions.

Operating Earnings. Operating earnings for the residential segment in the third quarter and nine-month period of fiscal 2003 increased 8.6 percent and 15.7 percent, respectively, compared to the same periods last year. Operating earnings as a percentage of net sales increased for the third quarter and nine-month period of fiscal 2003 by 0.1 and 1.2 percentage points from the same periods of the prior year, to 10.2 percent and 11.7 percent respectively. Fiscal 2003 operating earnings were negatively affected by a third quarter restructuring and other expense charge of $1.7 million related to the announced closure of the two-cycle engine manufacturing facility. The operating profit improvement was mainly due to higher gross margins as a result of the same factors discussed previously in the Gross Profit section. Somewhat offsetting the profit improvement was higher SG&A expense, mainly for the third quarter comparison, due to an increase of marketing and warranty expense.

Distribution

Net Sales. Worldwide net sales for the distribution segment in the third quarter and nine-month period of fiscal 2003 were down 14.7 percent and 18.4 percent, respectively, compared to the same periods last year. The sales decline was primarily the result of selling one of the previously owned distributorships effective December 31, 2002, somewhat offset by the addition of sales from a southeastern-based distributor acquired during the second quarter of fiscal 2003. Factoring out sales from the distribution company sold and the acquired distributorship, net sales for the distribution segment in the third quarter and nine-month period of fiscal 2003 were down 1.4 percent and 3.4 percent, respectively, compared to the same periods last year. The sales decline at the other company-owned distributors was due to continued weak economic conditions.

Operating Earnings (Losses). Operating earnings for the distribution segment for the third quarter comparison were even at $2.3 million. Year-to-date operating losses for fiscal 2003 were $0.4 million compared to operating earnings of $2.0 million last year. This unfavorable change in operating results for the year-to-date comparison was due to lower sales volumes as well as the sale of a previously owned distributorship effective December 31, 2002.

Other

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Professional and residential segment shipments to the company-owned distributorships are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales elimination decreased for the third quarter and nine-month period of fiscal 2003 by 27.8 percent and 25.1 percent, respectively, compared to the same periods last year. This decline reflects lower shipments to the distribution companies mainly as a result of selling one of the previously owned distributorships, somewhat offset by the acquisition of a distributorship during the second quarter of fiscal 2003 as discussed above.

Operating Losses. Operating losses for the other segment were up for the third quarter and nine-month period of fiscal 2003 by $0.8 million and $6.1 million, respectively, compared to the same periods last year. This loss increase was due to higher incentive compensation expenses, increased investments in information systems, higher expense for distributor changes, and rising insurance costs. Somewhat offsetting the operating loss increase was lower interest expense, higher litigation recovery, and a reduction of the gross profit elimination percentage due to a change in estimate applied to the ending Toro inventory at our company-owned distributors.

Financial Position

Working Capital

During the third quarter of fiscal 2003, emphasis continued on reducing average short-term debt. However, average inventory and receivables were up for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Average working capital for the first nine months of fiscal 2003 was $327.3 million compared to $278.5 million for the first nine months of fiscal 2002. The increase of 17.5 percent was due to lower average short-term debt, higher average inventory levels, and higher average receivables, somewhat offset by higher payables and other accrued liabilities. Based on the last twelve months ended August 1, 2003, inventory turns were slightly down compared to the twelve months ended August 2, 2002. This unfavorable change was due to higher average inventory levels in the second and third quarters of fiscal 2003 from the prior year comparable periods as a result of prebuilding some residential segment products together with lower than expected sales. Average days outstanding for receivables slightly improved to 84.3 days based on the last twelve months ended August 1, 2003 compared to 84.7 days based on the last twelve months ended August 2, 2002. This decrease was due to a higher proportion of sales that have shorter payment terms. In addition, higher foreign currency exchange rates also contributed to the higher receivables and inventory values as of the end of the third quarter of fiscal 2003 compared to the end of the third quarter of fiscal 2002.

Liquidity and Capital Resources

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, and for financing receivables from customers. We believe that cash generated from operations, our medium-term bank credit lines, and cash on hand provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for our anticipated working capital, capital additions, acquisitions, long-term debt repayments, and stock repurchases for the next twelve months.

Cash Flow. Cash used in operating activities for the first nine months of fiscal 2003 was $1.0 million compared to cash provided by operations of $61.7 million for the first nine months of fiscal 2002. This unfavorable change was due primarily to a higher increase of receivables and inventory levels, somewhat offset by higher cash-related earnings and a higher increase of accounts payable and accruals for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Cash used in investing activities for the first nine months of fiscal 2003 was 8.5 percent lower than the first nine months in fiscal 2002 as a result of slightly lower levels of purchases of property, plant, and equipment, proceeds from an investment and the sale of a previously owned distribution company, and a smaller increase of other assets. This was somewhat offset by cash used for the acquisition of R & D Engineering. Cash used in financing activities for the first nine months of fiscal 2003 was 59.9 percent lower than the first nine months of fiscal 2002 mainly due to higher levels of short-term debt repayments in fiscal 2002 compared to fiscal 2003.

Credit Lines and Other Capital Resources. Our U.S. seasonal working capital requirements are funded with a $175.0 million medium-term committed unsecured bank credit line with various banks, which expires in February 2005. We also had a $75.0 million short-term committed unsecured credit line, which expired in February 2003. During the third quarter of fiscal 2003, we replaced the expired unsecured line of credit with a new $75.0 million secured line of credit backed by a multi-year credit agreement, which is expected to reduce our interest costs. Interest expense on these credit lines is determined from a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $11 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of the above Working Capital Agreements. Average borrowings were $47.9 million in the first nine months of fiscal 2003 compared to $86.0 million in the first nine months of fiscal 2002. The decrease in average short-term debt resulted primarily from the use of cash earnings to pay for working capital requirements and higher levels of accounts payable and other accruals, somewhat offset by higher levels of receivables and inventory. Our business is seasonal, with peak borrowing generally occurring between February and May each year.

Significant financial covenants in the Working Capital Agreements are interest coverage and debt to total capitalization ratios. We were in compliance with all covenants related to the Working Capital Agreements as of August 1, 2003. If we were out of compliance with any debt covenant required by the Working Capital Agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our Working Capital Agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the Working Capital Agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the third quarter of fiscal 2003 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Outlook

Based on our performance for the first nine months of fiscal 2003, we anticipate continued revenue and profit growth for the fourth quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002. In addition, we expect to realize continued benefits from our profit improvement initiatives implemented under our “5 by Five” program. We expect a slight improvement in sales growth in fiscal 2003 compared to the sales growth in fiscal 2002, and strong diluted earnings per share growth in fiscal 2003 over fiscal 2002 before the cumulative effect of a change in accounting principle. We will continue, however, to keep a cautionary eye on the challenging and uncertain world economies, weather, and geopolitical conditions that may cause actual results to differ from our outlook.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to us. The following are some of the factors that could cause our financial condition to differ materially from what we have anticipated in our forward-looking statements:

•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced business or leisure travel that negatively affects the travel industry, and contraction of the U.S. and worldwide economies.

•	Changes in global and domestic economies, including but not limited to further slowing in growth, slow down in home sales, rise in interest rates and oil costs, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.

•	Increased competition, including competitive pricing pressures, new product introductions, and financing programs offered by both domestic and foreign companies.

•	Weather conditions that reduce demand for our products.

•	Our ability to achieve sales growth and strong diluted earnings per share growth in fiscal 2003 compared to fiscal 2002.

•	Our ability to achieve goals of the “5 by Five” profit improvement program, which is intended to improve after-tax return on sales.

•	Unforeseen inventory adjustments, higher field inventory levels, or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase our inventory above acceptable levels.

•	Our ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.

•	Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•	Market acceptance of existing products based on our commitment to develop and improve existing product lines.

•	Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share and higher warranty expense.

•	Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities.

•	Continued slow growth rate in new golf course construction or existing golf course renovations.

•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

•	Increased dependence on The Home Depot as a customer for the residential segment.

•	Elimination or reduction of shelf space for our products at retailers.

•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

•	Financial viability of some distributors and dealers, changes in distributor ownership, success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; imposition of new tariffs on commodities such as steel; and environmental laws.

•	Changes in cost of raw materials, including higher oil prices.

•	The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

•	Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

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

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and nine months ended August 1, 2003, the amount of losses reclassified to earnings for such cash flow hedges was $1.4 million and $3.9 million, respectively.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2003 and fiscal 2004. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive income (loss), and fair value impact of derivative instruments in other income, net as of August 1, 2003 was as follows:

			Value in
			Accumulated
	Average		Other	Fair Value
Dollars in thousands	Contracted	Notional	Comprehensive	Impact
(except average contracted rate)	Rate	Amount	Income (Loss)	Gain (Loss)

Buy US dollar/Sell Australian dollar	0.6292	$30,563.4	$(314.4)	$(176.0)
Buy US dollar/Sell Canadian dollar	1.4544	8,680.6	(132.3)	(107.0)
Buy US dollar/Sell Euro	1.0884	57,360.3	(535.9)	(1,804.6)
Buy British pound/Sell US dollar	1.5915	756.0	4.4	—
Buy Japanese yen/Sell US dollar	117.7166	7,942.8	(107.3)	0.9
Buy Mexican peso/Sell US dollar	10.8286	17,278.3	40.6	—
Buy Canadian dollar/Sell US dollar	1.4102	354.6	—	2.1

Interest Rate Risk. We are exposed to interest rate risk arising from transactions that are entered into during the normal course of business. Our medium-term debt rates are dependent upon the LIBOR rate plus an additional percentage based on our current borrowing level. See our most recent Annual Report filed on Form 10-K (Item 7A). There has been no material change in this information.

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short-term and long-term agreements with some vendors. The primary commodity price exposures are with aluminum, steel, and plastic resin.

ITEM 4. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods. The company’s principal executive officer and principal financial officer evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) with the participation of the company’s management as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, such officers concluded that the company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities. There were no significant changes in the company’s internal controls over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i) and 4(a)	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4(b) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 4(c) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-8, Registration No. 2-94417).

4(d)	Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)	Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)	Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

10(n)	Multi-Year Credit Agreement dated as of February 22, 2002, by and among The Toro Company and Toro Credit Company, the borrowers and other obligated parties named therein, Bank of America, N.A. as Administrative Agent, U.S. Bank National Association and Suntrust Bank as co-syndication agents, Harris Trust and Savings Bank and Wells Fargo Bank, National Association as co-documentation agents, and Banc of America Securities LLC as sole lead arranger and sole book manager.

10(o)	Amendment No. 1 to Multi-Year Credit Agreement dated as of December 11, 2002, by and among The Toro Company and Toro Credit Company, the borrowers, Toro Manufacturing LLC, Bank of America, N.A. as Administrative Agent, and each of the Banks as defined in the Multi-Year Credit Agreement dated as of February 22, 2002.

10(p)	Amendment No. 2 to Multi-Year Credit Agreement dated as of July 9, 2003, by and among The Toro Company and Toro Credit Company, the borrowers, Exmark Manufacturing Company Incorporated, Bank of America, N.A. as Administrative Agent, and each of the Banks as defined in the Multi-Year Credit Agreement dated as of February 22, 2002.

10(q)	Loan Agreement dated as of July 9, 2003 among Toro Receivables Company, as borrower, and The Toro Company, as servicer, and Three Pillars Funding Corporation, as lender, and Suntrust Capital Markets, Inc., as administrator.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal quarter ended August 1, 2003 and through September 10, 2003, Toro furnished a Current Report on Form 8-K dated August 26, 2003 pursuant to Item 12 that attached a press release announcing Toro’s financial results for the fiscal quarter ended August 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY (Registrant)

Date: September 10, 2003	By	/s/ Stephen P. Wolfe

Stephen P. Wolfe
Vice President Finance,
Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)