Form 10-K
period 2003-10-31
TORO CO
filed 2004-01-14
CIK 737758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended October 31, 2003.

THE TORO COMPANY

(Exact name of registrant as specified in its charter)

Delaware	1-8649	41-0580470
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒     No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on May 2, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $938,501,869.

The number of shares of Common Stock outstanding as of January 7, 2004 was 24,277,301.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 12, 2004 are incorporated by reference into Part III.

THE TORO COMPANY

FORM 10-K

	Description	Page Numbers

PART I
ITEM 1.	Business	3-9
ITEM 2.	Properties	10
ITEM 3.	Legal Proceedings	10
ITEM 4.	Submission of Matters to a Vote of Security Holders	10
	Executive Officers of the Registrant	11

PART II
ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	12
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	22
ITEM 8.	Financial Statements and Supplementary Data
	Independent Auditors’ Report	23
	Consolidated Statements of Earnings for the fiscal years ended October 31, 2003, 2002, and 2001	24
	Consolidated Balance Sheets as of October 31, 2003 and 2002	25
	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2003, 2002, and 2001	26
	Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2003, 2002, and 2001	27
	Notes to Consolidated Financial Statements	28-40
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
ITEM 9A.	Controls and Procedures	41

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	41
ITEM 11.	Executive Compensation	41
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
ITEM 13.	Certain Relationships and Related Transactions	41
ITEM 14.	Principal Accountant Fees and Services	41

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	42-44
	Signatures	45

PART I

ITEM 1. BUSINESS

Introduction

The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms “company,” “Toro,” and “we” refer to The Toro Company and its subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota 55420-1196, telephone number (952) 888-8801. Our Internet address is www.toro.com for Toro branded product related information and www.thetorocompany.com for corporate and investor information. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
  We design, manufacture, and market professional turf maintenance equipment, turf and agricultural irrigation systems, landscaping equipment, and residential yard products. We produced our first lawn mower for golf course usage in 1921 and our first lawn mower for home use in 1939, and we have continued to enhance our product lines ever since. We classify our operations into three reportable segments: professional, residential, and distribution. A fourth segment called “other” consists of corporate functions and Toro Credit Company, a wholly owned financing subsidiary.
  Our manufactured products are nationally advertised and sold at the retail level under the primary trademarks of Toro®, Toro® Wheel Horse®, Lawn-Boy®, Irritrol® Systems, Exmark®, Toro® Dingo®, Aqua-TraXX®, Pope®, and Lawn Genie®, most of which are registered in the United States and in the principal foreign countries where we market our products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot.
  We emphasize quality and innovation in our customer service, products, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for engineering in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenues is historically attributable to new and enhanced products.

Business Strategy

Fiscal 2003 marked the end of our three-year “5 by Five” initiative, designed to raise net earnings as a percent of net sales from 2.7 percent in fiscal 1999, to over 5 percent by fiscal 2003 on a sustainable basis. We successfully attained that goal in fiscal 2003 with net earnings as a percent of net sales at 5.5 percent.
  To build on the success of “5 by Five” and bring increasing value to stockholders, we are introducing a next generation initiative in fiscal 2004 called “6 + 8: Teamwork to the Top”. The goals of this initiative are to achieve an after-tax return on sales of 6 percent or better and growing revenues at an average rate of 8 percent or better by the end of fiscal 2006. The mindset of driving change and process improvement developed with the “5 by Five” initiative will continue in this new initiative, which will be linked to a “No Waste” approach bringing additional momentum to profit improvement through the use of “Lean” manufacturing tools, concepts, and methods.
  At the same time, we recognize the need to drive stronger revenue growth through accelerated investments in innovative products and services, branding, new technologies, and expansion in current and new markets. In addition, we will take steps to strengthen our cultural values and engage 100 percent of our employees in this important endeavor.

Products by Market

We continue to be a leader in adapting advanced technologies to products and services that provide solutions for landscape, turf care maintenance, and residential demands. Following is a summary of our products by market for the professional and residential segments:

Professional – We design professional turf products and market them worldwide through a network of distributors and dealers as well as directly to governmental customers. Products are sold by distributors and dealers to professional users engaged in maintaining and creating landscapes such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Professional turf maintenance equipment marketed under the Toro brand name is our oldest product line, which began in 1921 with tractor-towed mowers for golf courses. Today, we have expanded product lines to include products designed for large turf areas such as golf courses, schools, parks, cemeteries, sports fields, industrial sites, apartments, and townhouse complexes.

Landscape Contractor Market. Products for the landscape contractor market include zero-turning radius riding mowers, 21-inch heavy-duty walk behind mowers, mid-size walk behind mowers, and compact utility loaders. These products are sold through distributors and dealers, and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro and Exmark brands. In fiscal 2003, we introduced new lines of Toro and Exmark mowers, including the Toro 500 Series zero-turning radius riding mowers and the Exmark Lazer® Z CT series of riding mowers.

  Our compact utility loaders are a cornerstone product for the Toro Sitework Systems product line. These products are designed to improve efficiency in the creation of landscapes. We offer over 35 attachments for compact utility loaders, including trenchers, augers, vibratory plows, and backhoes.

Grounds Maintenance Market. Products for the grounds maintenance market include riding rotary units with cutting decks ranging from 52 inches to 16 feet, aerators, attachments, and debris management products, which include versatile debris vacuums, blowers and sweepers. Other products include multipurpose vehicles, such as the Workman®, which can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, municipal and institutional properties, cemeteries, and facilities such as airports and corporate headquarters.

Residential/ Commercial Irrigation Market. Turf irrigation products marketed under the Toro and Irritrol Systems brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. In fiscal 2003, we acquired R & D Engineering, a provider of patented wireless rain and freeze switches for the residential/commercial irrigation market.

Golf Course Market. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment, utility vehicles, turf aerators, and bunker maintenance equipment. We also manufacture and market underground irrigation systems including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Our professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage water use.

Agricultural Irrigation Market. Products for the agricultural irrigation market include irrigation emission devices that regulate the flow of drip irrigation, including Blue Stripe™ polyethylene tubing, Aqua-TraXX irrigation tape, and Drip In® drip line, all used in low water volume agricultural applications. These products are sold through dealers who then sell to growers for use primarily in vegetable fields, fruit and nut orchards, and vineyards.

Residential – We market our residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, Asia, and Australia, with the exception of snow removal products, which are sold primarily in North America and Europe.

Walk Power Mower Products. We have manufactured walk power mowers for residential use since 1939. We manufacture and market numerous models under our brand names Toro and Lawn-Boy. Models differ as to cutting width, type of starter mechanism, mulching and bagging attachments, cast aluminum or steel decks, controls, and power sources, and are either self-propelled or push mowers. Some Toro brand lawn mowers are backed by our “Guaranteed To Start” program.

Riding Products. We manufacture and market riding products under the Toro brand name. Riding mowers and tractors range from a 12 horsepower lawn tractor model with a 32-inch deck to a 23 horsepower diesel engine garden tractor model with a 60-inch deck. Many models are available with a variety of decks and accessories. Recycler® cutting decks are available on some models. Models can be equipped with manual or hydrostatic transmissions. In recent years, we introduced a new line of riding products, the TimeCutter® zero-turning radius riding mowers. In fiscal 2003, we introduced a smaller, lighter-weight version of the TimeCutter ZX. We also manufacture riding mower products plus attachments for a third party under a private label agreement.

Home Solutions Products. We design and market electrical products under the Toro brand name. These products include electric and cordless flexible line grass and cordless hedge trimmers, electric blowers, and electric blower vacuums. In fiscal 2003, we introduced a new line of both corded and cordless electric trimmers.

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

Snow Removal Products. We manufacture and market a range of electric and gas single-stage and gas two-stage snowthrower models under the Toro and Lawn-Boy brand names. Single-stage snowthrowers, developed and first introduced in 1965, are walk behind units with lightweight two-cycle gasoline engines, most of which we manufacture. Most gas single-stage and electric motor snowthrower models include Power Curve® snowthrower technology for general residential use. Two-stage snowthrowers are designed for relatively large areas of deep, heavy snowfalls and use two- and four-cycle engines ranging from seven to 13 horsepower. We also manufacture and market a hybrid model of single- and two-stage snowthrower technology that is self-propelling, providing the operational ease of a single-stage snowthrower with the power of a two-stage unit. In fiscal 2003, we introduced a new line of two-stage snowthrower models featuring the Power Max™ auger system and the Quick Stick™ chute control.

Financial Information About Foreign and Domestic Operations

We manufacture our products in the United States, Mexico, Australia, and Italy for sale throughout the world and maintain sales offices in the United States, Canada, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, and Italy. New product development is pursued primarily in the United States. Our net sales outside the United States were 19.3 percent, 18.7 percent, and 18.7 percent of total consolidated net sales for fiscal 2003, 2002, and 2001, respectively.
  A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding certain foreign currency exchange contracts, see Item 7A entitled “Quantitative and Qualitative Disclosures about Market Risk”. For additional financial information regarding our foreign operations and each of our segments, see Note 12 of Notes to Consolidated Financial Statements entitled “Segment Data,” included in Item 8 of Part II of this report.

Manufacturing and Production

In some areas of our business, we are primarily an assembler, while in others we serve as a fully integrated manufacturer. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied to the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve the quality, fit, and finish of every product. Operations are also designed to be flexible enough to accommodate product design changes required to respond to market demand.
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
  Our manufacturing facilities are located in the United States, Mexico, Australia, and Italy. In order to optimally manage manufacturing capacity utilization and reduce product cost, we announced the closing of three manufacturing operations during fiscal 2002 and one manufacturing facility during fiscal 2003, expanded existing facilities, and shifted production of some products between plants. In addition, we opened a second manufacturing operation in Juarez, Mexico, which began production in late fiscal 2002. Capital expenditures for fiscal 2004 are expected to be slightly higher than fiscal 2003 due to the renovation and expansion of some facilities.

Engineering and Research

We are committed to an ongoing engineering program dedicated to innovating new products and improvements in the quality and performance of existing products. Our engineering expenses are primarily incurred in connection with the improvements of existing products, cost reduction efforts, and the development of new products which may have additional applications or represent extensions of existing product lines. Our expenditures for engineering and research were approximately $41.5 million (2.8 percent of net sales) in fiscal 2003, $38.5 million (2.7 percent of net sales) in fiscal 2002, and $39.6 million (2.9 percent of net sales) in fiscal 2001. In fiscal 2004, we anticipate engineering and research costs to increase compared to fiscal 2003 as we invest in new product development as part of the new “6 + 8: Teamwork to the Top” initiative.

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
  In fiscal 2003, we experienced no significant or unusual problems in the purchase of raw materials or commodities. The highest value component costs are generally engines, transmissions, transaxles, electric motors, steel, and plastic resin purchased from several suppliers around the world. In addition, we manufacture two-cycle engines for some of our single- and two-stage snowthrower products.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty length varies depending on whether use is “residential” or “professional” within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement to us and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on historical claims experience by individual product lines. Warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by independent Toro distributors and dealers at the customer’s expense. We also sell extended warranty coverage on select products when the factory warranty period expires.

Product Liability

We have rigorous product safety standards and work continually to improve the safety and reliability of our products. We monitor accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims. We purchase excess insurance coverage for catastrophic product liability claims for incidents that exceed our self-insured retention levels.

Patents

We hold patents in the United States and foreign countries and apply for patents as applicable. Although management believes patents have value to us, patent protection does not deter competitors from attempting to develop similar products. Patent protection is considered to be very beneficial, but we are not materially dependent on any one or more of our patents.
  To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review patents issued by the U.S. Patent and Trademark Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps us minimize risk of patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a materially adverse effect on our consolidated financial results.

Seasonality

Sales of our residential products, which accounted for approximately 34 percent of total consolidated net sales in fiscal 2003, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the West Coast, Southern states, and our markets in the Southern hemisphere such as Australia, Latin America, and Asia continues for a longer portion of the year than in northern regions of the world.
  Overall, worldwide sales levels are historically highest in our fiscal second quarter. Historically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Seasonal cash requirements of the business are financed from operations and with our bank credit lines. Peak borrowing usually occurs between February and May.
  The following table shows total net sales and earnings (loss) before cumulative effect of change in accounting principle, defined as operating earnings, for each quarter as a percentage of the total year.

	Fiscal 2003		Fiscal 2002
	Net	Operating	Net	Operating
Quarter	Sales	Earnings	Sales	Earnings

First	20%	9%	20%	(9)%
Second	33	51	34	64
Third	26	33	27	37
Fourth	21	7	19	8

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

Distribution and Marketing

We market the majority of our products through 50 domestic and 118 foreign distributors, as well as a number of hardware retailers, home centers, and mass retailers in more than 94 countries worldwide.
  Toro and some Lawn-Boy residential products, such as walk power mowers, riding products, and snowthrowers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers throughout the United States. Walk power mowers, snowthrowers, and some riding products are also sold in some home centers. Toro riding products are primarily sold directly to dealers. Home Solutions products, retail irrigation products, and Lawn-Boy products are sold directly to dealers, hardware retailers, home centers, and mass retailers. We also sell selected residential products over the Internet, mainly through Internet retailers. Internationally, residential products are sold direct to retail dealers in Australia, Belgium, and Canada. In most other countries, products are sold to distributors for resale to dealers and mass merchandisers.
  Worldwide, professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. We also sell some professional segment products directly to federal customers. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Compact utility loaders and attachments are sold directly to U.S. dealers and rental centers.
  As of October 31, 2003, we owned four domestic distribution companies. Our main purposes in owning domestic distributorships are primarily to develop a best-practices model of distribution that could be replicated by our independent distributors and to facilitate ownership transfers while improving operations. We may divest some distribution companies we currently own. During fiscal 2003, we sold a distributorship and purchased a southeastern-based distribution company. These distribution companies sell professional and residential products directly to retail dealers and customers primarily in the United States. They market and sell both Toro and non-Toro manufactured products.
  Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Lawn-Boy®, Exmark®, Lawn Genie®, Irritrol® Systems, and Pope® products.
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

Customers

Overall, management believes that we are not dependent on a single customer. However, the Home Depot accounted for greater than 10 percent of our total consolidated net sales in fiscal 2003 and 2002. The residential segment is largely dependent on The Home Depot as a customer. While the loss of any substantial customer could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

The approximate backlog of orders believed to be firm as of October 31, 2003 and 2002 was $105,618,000 and $90,076,000, respectively, a 17.3 percent increase. The increase reflects continued strong demand for our products as we entered fiscal 2004. However, this increase is not reflective of the overall expected sales increase for fiscal 2004. We expect the existing backlog of orders will be filled in fiscal 2004.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are pricing, product innovation, quality and reliability, product support and customer service, warranty, reputation, shelf space, and financing options. Pricing has become an increasingly important factor in competition for a majority of our products. Management believes we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in all product lines with numerous manufacturers, many of whom have substantially greater financial resources than we do. Management believes that we have a competitive advantage because we manufacture a broad range of product lines. Management believes that our commitment to customer service, product innovation, and our distribution channels position us well to compete in our various markets.
  Internationally, residential segment products can face more competition where foreign competitors manufacture and market competing products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby affecting their competitiveness. We provide pricing support to foreign customers, as needed, to remain competitive in international markets.

Environmental Matters and Other Governmental Regulation

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
  The United States Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June 1995. Our engine suppliers and our manufactured snowthrower two-cycle engines are currently in compliance with these regulations. We received certification from the EPA on these engines that allowed us to produce two-cycle walk power mower engines at our Oxford, Mississippi plant through calendar year 2002. However, we are unable to economically manufacture a two-cycle engine for walk power mowers in order to meet the required Phase II regulation emission levels. This resulted in the decision to close our two-cycle engine manufacturing facility in Oxford, Mississippi. We will continue to produce two-cycle engines for snowthrower products to meet demand through the 2004-2005 winter season until we cease operations at this manufacturing facility in fiscal 2004. We are currently evaluating the options of either continuing to manufacture two-cycle engines for snowthrower products or purchasing engines for snowthrower products from a third party supplier. Our Lawn-Boy two-cycle engine walk power mowers will be replaced with four-cycle engines purchased from a third party supplier.

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

Customer Financing

Wholesale Financing – Toro Credit Company, our wholly owned finance subsidiary, provides financing for selected products we manufacture for North American Toro distributors and approximately 200 U.S. dealers. Toro Credit Company purchases select receivables from us and our distributors for extended periods, which assists the distributors and dealers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor or dealer, or paid by the distributor or dealer. A security interest is retained in the distributors’ and dealers’ inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payments as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally fixed or based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.
  Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party sources. The finance charges represent interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources. Exmark and international products sold through dealers are financed primarily with third party financing sources or by the distributor.

End-User Financing – During fiscal 2002, we entered into an agreement with a third party financing company to provide lease-financing options to domestic golf course and some grounds equipment customers. The agreement is a sales and marketing tool to give end-user buyers of our products alternative financing options when purchasing our products.

Distributor Financing – We enter into long-term loan and equity investment agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or ownership changes.

Employees

During fiscal 2003, we employed an average of 5,367 employees. The total number of employees as of October 31, 2003 was 4,944. Three collective bargaining agreements cover approximately 14 percent of these employees, each expiring in the following periods: October 2005, May 2006, and October 2006. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

Available Information

We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC’s home page on the Internet at http://www.sec.gov.
  We make available, free of charge on our Internet web site www.thetorocompany.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge on our Internet web site www.thetorocompany.com and in print to any stockholder who requests, our corporate governance guidelines and the charters of our board committees. Requests for copies can be directed to Investor Relations, telephone: 952-887-7141. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “anticipate”, “estimate”, “believe”, “should”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules and regulations and outstanding litigation on our business.
  Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	Changes in global and domestic economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.
•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.
•	Our ability to achieve goals of the “6 + 8: Teamwork to the Top” initiative, which is intended to increase our after-tax return on sales to 6 percent or better and grow revenues at an average rate of 8 percent or better by the end of fiscal 2006.
•	Increased competition, including competitive pricing pressures, new product introductions, and financing programs offered by both domestic and foreign companies.
•	Weather conditions that reduce or increase demand for our products.
•	Our ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.
•	Our ability to achieve projected sales and earnings growth.
•	Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
•	Elimination or reduction of shelf space for our products at retailers.
•	Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.
•	Changes in our relationship with and terms from third party financing sources utilized by our customers.
•	Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share, reduced sales, and higher warranty expense.
•	Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, move production between, and close manufacturing facilities.
•	Continued slow growth rate in new golf course construction or existing golf course renovations.
•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.
•	Increased dependence on The Home Depot, Inc. as a customer for the residential segment.
•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.
•	Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.
•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; changes in tariffs on commodities such as steel; and environmental laws.
•	Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.
•	The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.
•	Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

  We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

We utilize manufacturing, distribution, warehouse, and office facilities, which as of October 31, 2003 totaled approximately 5.3 million square feet of space. We also utilize 20.34 acres of land in California as a testing facility and 16.3 acres of land in Nebraska as a parking and testing facility. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2004. The following schedule outlines our significant facilities by location, ownership, and function as of October 31, 2003:

Location	Ownership	Products Manufactured/Use

Bloomington, MN	Owned/ Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/ Leased	Professional and residential products and distribution center
Juarez, Mexico	Leased	Professional and residential products
Plymouth, WI	Owned	Professional and residential parts distribution center
Tomah, WI	Owned/ Leased	Professional and residential products and warehouse
Windom, MN	Owned/ Leased	Residential and professional components and products and warehouse
Baraboo, WI	Leased	Professional and residential finished goods distribution center
Lakeville, MN	Leased	Professional and residential finished goods distribution center
Beatrice, NE	Owned	Professional products, office
Riverside, CA	Owned/ Leased	Office and test facility
Lincoln, NE	Leased	Professional products warehouse
Shakopee, MN	Owned	Components for professional and residential products
Beverley, Australia	Owned	Professional products, office and finished goods distribution center
El Cajon, CA	Owned	Professional and residential products and warehouse, office
Mound, MN	Leased	Warehouse and residential service center
Oxford, MS*	Owned/ Leased	Components for professional and residential products
Brooklyn Center, MN	Leased	Distribution facility
Capena, Italy	Leased	Distribution facility
Atlanta, GA	Leased	Distribution facility
Oevel, Belgium	Owned	Distribution facility
Hazelwood, MO	Leased	Distribution facility
Madera, CA*	Owned	Professional and residential products and warehouse
Goodyear, AZ	Leased	Distribution facility
Braeside, Australia	Leased	Distribution facility
Itasca, IL	Leased	Distribution facility
Fiano Romano, Italy	Owned	Professional products and warehouse, office

*	Toro-owned facilities that are available for sale or subleasing.

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. Management believes that amounts that may be awarded or assessed in connection with these matters will not have a material effect on our financial position. Further, we maintain insurance against some product liability losses.

  We are typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on our consolidated financial results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant
The list below identifies those persons designated as executive officers of the company, including their age and position with the company as of January 7, 2004 and positions held by them during the last five or more years. Officers are elected by the Board of Directors or appointed by the Chief Executive Officer annually. All executive officers listed below are subject to Section 16 under the Securities Exchange Act of 1934.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Kendrick B. Melrose 63, Chairman and Chief Executive Officer	Chairman of the Board since December 1987 and Chief Executive Officer since December 1983.

William E. Brown, Jr. 42, Vice President and General Manager, Commercial Business	Vice President and General Manager, Commercial Business since February 2003. From September 2000 to January 2003, he served as General Manager, Landscape Contractor Business. From September 1998 to August 2000, he served as Managing Director, Landscape Contractor Business.

Philip A. Burkart 42, Vice President and General Manager, Irrigation Business	Vice President and General Manager, Irrigation Business since February 2003. From November 2000 to January 2003, he served as Vice President and General Manager, International Business. From October 1999 to October 2000, he served as Managing Director, International Business. From September 1997 to October 1999, he was Director of Marketing, International Business.

Michael D. Drazan 46, Vice President, Corporate Information Services	Vice President, Corporate Information Services since March 2000. From October 1995 to March 2000, he served as Manager, Food Sector Information Technology for infrastructure and applications at Cargill, Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services.

Timothy A. Ford 42, Group Vice President	Group Vice President, Commercial and Irrigation Businesses, Corporate Accounts, and Distributor Businesses since November 2002. From February 2002 to October 2002, he served as Vice President and General Manager, Commercial Business, Corporate Accounts and Distributor Business Development. From August 2001 to January 2002, he served as Vice President and General Manager, Commercial Business. From January 1998 to July 2001, he held various executive positions at Honeywell International, a diversified technology and manufacturing company, in the Home and Building Control division, that included responsibilities for marketing, operations, and merger integration planning.

Dennis P. Himan 59, Vice President and General Manager, International Business	Vice President and General Manager, International Business since February 2003. From January 2002 to January 2003, he served as Vice President and General Manager, Exmark Landscape Contractor Business. From August 1998 to December 2001, he served as Vice President and General Manager, Landscape Contractor Business.

Michael J. Hoffman 48, Group Vice President	Group Vice President, Consumer, Exmark, Landscape Contractor and International Businesses since November 2002. From May 2001 to October 2002, he served as Group Vice President, Consumer and Landscape Contractor Businesses. From May 2000 to May 2001, he served as Vice President and General Manager, Consumer Business. From November 1997 to April 2000, he served as Vice President and General Manager, Commercial Business.

Randy B. James 60, Vice President and Controller	Vice President and Controller since December 1988.

J. Lawrence McIntyre 61, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since July 1993.

Sandra J. Meurlot 55, Vice President, Operations	Vice President, Operations since November 2002. From September 2000 to February 2001, she served as Vice President/ OMC and President, Boat Group at Outboard Marine Corporation, a manufacturer and marketer of marine engines, boats, and accessories. From August 1999 to September 2000, she served as Senior Vice President, Manufacturing at Outboard Marine Corporation.

Karen M. Meyer 54, Vice President, Administration	Vice President, Administration since August 1998.

Stephen P. Wolfe 55, Vice President Finance, Treasurer and Chief Financial Officer	Vice President Finance, Treasurer and Chief Financial Officer since June 1997.

  There are no family relationships between any director, executive officer or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Toro Common Stock is listed for trading on the New York Stock Exchange and trades under the symbol “TTC”. The high, low, and last sales prices for Toro Common Stock and cash dividends paid for each of the quarterly periods for fiscal 2003 and 2002 were as follows:

Fiscal year ended
October 31, 2003[1]	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$34.15	$38.25	$43.43	$50.41
Low sales price	30.36	30.15	35.50	37.78
Last sales price	31.51	38.21	39.35	49.70
Cash dividends per share of common stock[2]	0.06	0.06	0.06	0.06

[1]	Per share data and sales prices have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.
[2]	Future cash dividends will depend upon the company’s financial condition, capital requirements, results of operations, and other factors deemed relevant by its board of directors.

Fiscal year ended
October 31, 2002[1]	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$24.60	$31.38	$30.00	$32.11
Low sales price	20.96	24.12	23.15	24.35
Last sales price	24.46	29.00	24.75	31.93
Cash dividends per share of common stock[2]	0.06	0.06	0.06	0.06

Common Stock – 50,000,000 shares authorized, $1.00 par value, 24,388,999 and 24,342,474 shares outstanding as of October 31, 2003 and 2002, respectively.

Preferred Stock – 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

  As of January 7, 2004, Toro had approximately 5,167 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
Fiscal years ended October 31	2003	2002	2001	2000	1999

Net sales	$1,496,588	$1,399,273	$1,353,083	$1,338,974	$1,279,706
Gross profit percentage	35.8%	34.7%	34.0%	34.6%	34.1%
Earnings from operations[1]	$129,268	$100,576	$94,633	$97,205	$74,785
Interest expense	16,285	19,747	22,003	26,414	23,810
Earnings before accounting change[1]	81,620	59,931	50,448	45,285	35,059
Percentage of net sales	5.5%	4.3%	3.7%	3.4%	2.7%
Net earnings[1,2]	$81,620	$35,317	$50,448	$45,285	$35,059
Basic net earnings per share[1,2,3]	3.26	1.41	1.99	1.78	1.36
Diluted net earnings per share[1,2,3]	3.12	1.37	1.93	1.74	1.32
Return on average stockholders’ equity[1,2]	20.3%	10.0%	15.3%	15.2%	12.9%
Total assets	$927,432	$846,140	$835,674	$779,390	$787,178
Long-term debt, including current portion	178,921	194,581	195,078	194,495	196,237
Stockholders’ equity	437,202	365,290	341,393	317,218	279,663
Debt to capitalization ratio	29.3%	34.9%	40.2%	39.4%	47.5%
Cash dividends per share of common stock[3]	$.24	$.24	$.24	$.24	$.24

[1]	Fiscal 2003, 2002, 2001, and 1999 earnings from operations include net restructuring and other expense (income) of $1.8 million, $8.4 million, ($0.7) million, and $1.7 million, respectively.
[2]	Fiscal 2002 net earnings and basic and diluted net earnings per share data include the cumulative effect of change in accounting principle of $24.6 million, $0.98 per basic share, and $0.95 per diluted share.
[3]	Per share data has been adjusted for all fiscal years presented to reflect a two-for-one stock split effective April 1, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment, turf and agricultural irrigation systems, landscaping equipment, and residential yard products worldwide. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues is historically attributable to new and enhanced products, and we will aggressively invest in product development and brand building as we begin our new initiative, “6 + 8: Teamwork to the Top”.

Organization of Financial Information

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K.
  The consolidated financial statements and notes are presented in Item 8 of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated statements of earnings, consolidated balance sheets, consolidated statements of cash flows, and consolidated statements of stockholders’ equity. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Significant transactions discussed in this Management’s Discussion and Analysis include an impairment charge recorded in fiscal 2003 for automation equipment that will no longer be used, a gain resulting from a legal settlement in fiscal 2003, restructuring and other expense (income), the cumulative effect of change in accounting principle as a result of adopting Statement of Financial Accounting Standard (SFAS) No. 142 in fiscal 2002, goodwill amortization change effective the beginning of fiscal 2002, and a one-time federal tax refund in fiscal 2002. These significant transactions result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

RESULTS OF OPERATIONS

Overview

Fiscal 2003 was another record-setting year for both net sales and earnings. More importantly, we reached our “5 by Five” goal of achieving an after-tax return on sales of 5.5 percent, which was adjusted from 5.0 percent as a result of no longer amortizing goodwill beginning in fiscal 2002 due to the adoption of SFAS No. 142. The “5 by Five” initiative began in May 2000. The goal of this initiative was to improve our after-tax return on sales. The major strategies to achieve this goal included: revising and transforming how we manufacture, purchase, distribute, market, and service products; improving or discontinuing low performing product lines; and reviewing our expense structure to eliminate low-value activities. During this period, we faced many challenges that included slowing growth in the worldwide economies and eventually a recession, extreme weather patterns in key markets, new accounting standards, and more intense competition. Despite these and other business challenges, we persevered during this three-year period and accomplished our goal by reaching a record-setting milestone of 5.5 percent after-tax return on sales.
  Now that we have laid a new foundation of continuous improvement in productivity and cost reductions with our “5 by Five” initiative, we plan to leverage that momentum and set the bar even higher with our next generation initiative, “6 + 8: Teamwork to the Top”. The goal of this initiative is to achieve an after-tax return on sales of 6 percent or better and grow revenues at an average rate of 8 percent or better by the end of fiscal 2006. The major strategies of this initiative include: building sales growth through investments in engineering, brand building, and market expansion; eliminating waste throughout the company through the use of “Lean” manufacturing tools, concepts, and methods; and strengthen our cultural values by focusing on teamwork, communication, and customer responsiveness.

Net Earnings

Fiscal 2003 net earnings were $81.6 million or $3.12 per diluted share compared to $35.3 million or $1.37 per diluted share in fiscal 2002. Results for fiscal 2003 included pre-tax restructuring and other expenses that reduced net earnings by $1.8 million ($1.2 million net of tax). Results for fiscal 2002 included the following three significant items: a cumulative effect of change in accounting principle that reduced net earnings by $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142; restructuring and other expense of $8.4 million ($5.6 million net of tax); and a tax refund that reduced tax expense by $1.8 million. Other factors contributing to the net earnings increase for fiscal 2003 include higher sales, an increase in gross margin resulting from our “5 by Five” profit improvement initiatives, and lower interest expense. This was somewhat offset by higher selling, general, and administrative expense.

  As we enter fiscal 2004, we anticipate continued benefits from our “5 by Five” initiatives while investing in the future through aggressive engineering and brand marketing. Sales are expected to grow at a slightly higher rate in fiscal 2004 compared to sales growth in fiscal 2003. Diluted net earnings are expected to grow at a low double-digit rate over fiscal 2003.

Fiscal 2003 Compared With Fiscal 2002

Net Sales. Worldwide net sales in fiscal 2003 were $1,496.6 million compared to $1,399.3 million in fiscal 2002, an increase of 7.0 percent. Sales growth was primarily driven by market acceptance of new product introductions across many product lines. In addition, favorable currency rates contributed approximately 1 percent of the sales growth for the year. International sales grew 10.5 percent driven primarily by a weaker U.S. dollar, making our products less expensive in foreign currencies as well as new product introductions. Disregarding currency effects, international sales were up 3.7 percent for the year. The acquisition of a distribution company and divestiture of a distributorship had minimal impact on total consolidated net sales.
  Looking ahead, we expect a slight improvement in sales growth in fiscal 2004 compared to sales growth in fiscal 2003, driven primarily by the introduction of new products, expected improvement in economic conditions, and strategic marketing activities directed at underserved markets.

Gross Profit. Gross profit as a percentage of net sales increased 1.1 percentage points from 34.7 percent in fiscal 2002 to 35.8 percent in fiscal 2003. This increase was mainly the result of: (i) cost reduction efforts that included reducing raw material costs and moving production to facilities with lower operating costs; (ii) lower manufacturing costs from increased plant utilization as a result of reduced excess manufacturing capacity, mainly related to the closure of three facilities and increased demand for our products; (iii) a reduction of the gross profit elimination percentage due to a change in estimate applied to the ending Toro inventory value at our company-owned distributors; and (iv) the lower cost of the U.S. dollar to our foreign customers. Somewhat offsetting those positive factors were: (i) higher inbound freight costs as we moved some of our production to Juarez, Mexico and (ii) an impairment charge for automation equipment that will no longer be used.

  Looking ahead, gross profit is expected to continue to improve as a result of fundamental improvements from our “5 by Five” initiatives.

Selling, General, and Administrative Expense (SG&A). SG&A expense increased 7.5 percent from last year. SG&A expense as a percentage of net sales increased slightly to 27.0 percent in fiscal 2003 compared to 26.9 percent in fiscal 2002. These increases were primarily due to the following factors: (i) higher administrative expenses, mainly from increased investments in information systems and distributor changes; (ii) increased marketing expense tied to higher sales; (iii) higher incentive compensation costs due to successful achievement of financial performance which incentive compensation is based; and (iv) higher warranty expense due to higher sales volumes and changes in estimates.

  Looking ahead, SG&A expense is expected to increase in fiscal 2004 compared to fiscal 2003 as we accelerate our investments in engineering and brand marketing as part of the new “6 + 8: Teamwork to the Top” initiative.

Restructuring and Other Expense (Income). Restructuring and other expense for fiscal 2003 was $1.8 million compared to $8.4 million in fiscal 2002. During fiscal 2003, we announced plans to close our two-cycle engine manufacturing facility located in Oxford, Mississippi that resulted in a pre-tax restructuring and other expense charge of $2.3 million. See Item 1, Environmental Matters and Other Governmental Regulation section for additional information. We also recorded a benefit of $0.2 million for the reversal of the remaining accrual for closing a facility in Australia, which was sold during fiscal 2003.

  During fiscal 2002, we announced the closing of three manufacturing operations. These actions were part of our long-term strategy to reduce production costs and improve long-term competitiveness. Closing these facilities resulted in a pre-tax restructuring and other expense charge of $6.4 million in fiscal 2002. We also incurred a $2.0 million charge for asset impairment related to the write-off of patents and non-compete agreements in the agricultural irrigation business. Based on our evaluation of the recoverability of some acquired intangible assets, we determined that the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this business.
  Looking ahead, we expect to incur additional, but immaterial ongoing restructuring and other expenses until operations cease at our Oxford, Mississippi facility and the facility is sold.

Interest Expense. Interest expense for fiscal 2003 declined 17.5 percent compared to fiscal 2002 due primarily to lower levels of average debt, as we continue to use earnings to pay down debt.

Other Income, Net. Other income, net for fiscal 2003 increased $2.0 million or 32.9 percent compared to fiscal 2002. This increase was due mainly to the following factors: (i) proceeds from a legal settlement and (ii) insurance recoveries. These positive factors were somewhat offset by: (i) higher levels of currency exchange rate losses; (ii) lower levels of finance charge revenue; and (iii) reduced royalty income.

Provision for Income Taxes. The effective tax rate for fiscal 2003 was 32.5 percent compared to 33.0 percent in fiscal 2002, before a one-time federal tax refund of $1.8 million in fiscal 2002. Including the one-time federal tax refund, the effective tax rate was 31.0 percent for fiscal 2002. The decrease was due mainly to additional federal tax credits received in fiscal 2003.

  Looking ahead, the tax rate for fiscal 2004 is expected to increase slightly due to an anticipated increase in domestic earnings. Legislation is pending to repeal certain foreign export incentives. If enacted in the absence of proposed offsetting initiatives, our effective tax rate would increase.

Fiscal 2002 Compared with Fiscal 2001

Net Sales. Worldwide net sales in fiscal 2002 were $1,399.3 million compared to $1,353.1 million in fiscal 2001, an increase of 3.4 percent. Positive reaction to and initial stocking orders for a new line of Toro walk power mowers led this increase. In addition, positive acceptance of other new product introductions across many product lines contributed to the sales growth. The acquisition of a distribution company in the third quarter of fiscal 2001 added $5.1 million of incremental net sales for fiscal 2002. International sales grew 3.5 percent driven primarily by new product introductions and stronger than expected demand in the Asian golf market. Disregarding currency effects, international sales were up 3.1 percent for the year.

Gross Profit. Gross profit as a percentage of net sales was 34.7 percent in fiscal 2002 compared to 34.0 percent in fiscal 2001. This increase was mainly the result of: (i) cost reduction efforts that included moving production to lower cost facilities and (ii) lower material costs resulting from our “5 by Five” program initiatives. Somewhat offsetting those positive factors were: (i) a higher proportion of sales of the new line of Toro walk power mowers; (ii) higher manufacturing costs from lower plant utilization as we curtailed production levels in response to lower professional segment sales and to implement management’s efforts to reduce both customers’ and our inventory levels; (iii) higher floor plan expenses; and (iv) elimination of gross profit previously recorded with respect to sales of Toro products to a distributor that was experiencing financial difficulties and eventually acquired during fiscal 2003.

Selling, General, and Administrative Expense (SG&A). Adjusted to exclude goodwill amortization, SG&A expense increased 5.2 percent from the prior year. Factoring out the acquisition of a distribution company in fiscal 2001 and excluding goodwill amortization for the purpose of comparison, SG&A expense as a percentage of net sales was 26.8 percent in fiscal 2002 and 26.4 percent in fiscal 2001. This increase was due to the following factors: (i) higher bad debt expense; (ii) higher incentive compensation costs; (iii) increased legal and information service spending; and (iv) rising insurance costs.

Restructuring and Other Expense (Income). Restructuring and other expense for fiscal 2002 was $8.4 million, as previously mentioned. During fiscal 2001, we had pre-tax restructuring and other income of $0.7 million. This income was derived from the reversal of the remaining accrual for closing of the Sardis, Mississippi facility, which was sold in fiscal 2001.

Interest Expense. Interest expense for fiscal 2002 declined 10.3 percent compared to fiscal 2001 due primarily to lower levels of short-term debt as a result of using prior years’ earnings to pay down debt, improved asset management during the second half of fiscal 2002, and lower interest rates.

Other Income, Net. Other income, net for fiscal 2002 declined $1.5 million or 19.8 percent compared to fiscal 2001. This decrease was due to the following factors: (i) lower levels of finance charge revenue; (ii) lower currency exchange rate gains; (iii) increased litigation expense; and (iv) lower levels of insurance recoveries. Somewhat offsetting those negative factors were: (i) increased gains on the disposal of property, plant, and equipment, mainly on the sale of one of our owned facilities located in Riverside, California; (ii) lower levels of valuation charges for investments; and (iii) higher royalty income.

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

Cumulative Effect of Change in Accounting Principle. In connection with the adoption of SFAS No. 142, we performed an evaluation of goodwill as of November 1, 2001. The results of this evaluation indicated that goodwill related to the agricultural irrigation reporting unit was impaired. We therefore recognized a $24.6 million non-cash charge, net of income tax benefit of $0.5 million, as a cumulative effect of change in accounting principle in fiscal 2002.

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
  The following information provides perspective on our business segments’ sales and operating results.

Professional –

Net Sales. In fiscal 2003, professional segment net sales represented 62 percent of consolidated net sales. Worldwide net sales for the professional segment in fiscal 2003 were up 7.8 percent compared to fiscal 2002. Worldwide shipments of most product lines increased due to the successful introduction of new products as well as lower field inventory levels and a stronger order position entering fiscal 2003 as compared to those entering fiscal 2002. In addition, favorable currency exchange rates contributed to sales growth.

  In fiscal 2002, professional segment net sales represented 62 percent of consolidated net sales. Worldwide net sales for the professional segment in fiscal 2002 were up slightly by 0.4 percent compared to fiscal 2001. Commercial equipment product sales were up in fiscal 2002 compared to fiscal 2001 driven by successful new product introductions. Fiscal 2002 irrigation product sales also increased compared to fiscal 2001 due to lower field inventory levels entering fiscal 2002 and favorable weather conditions. International shipments were also higher due to the successful introduction of new products and stronger than expected demand in the Asian golf market. Somewhat offsetting those increases were lower shipments of landscape contractor equipment as we and our customers reduced field inventory levels during fiscal 2002.
  Looking ahead, sales for the professional segment are expected to grow in fiscal 2004 compared to fiscal 2003 because we expect new products to be well received, which should cause our market share to grow.

Operating Earnings. Operating earnings for the professional segment were $146.8 million in fiscal 2003 compared to $111.7 million in fiscal 2002, an increase of 31.4 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 15.8 percent compared to 13.0 percent in fiscal 2002. However, fiscal 2002 operating earnings were reduced by pre-tax restructuring and other expense of $8.4 million. The operating profit improvement was due mainly to higher gross margins as a result of benefits from our “5 by Five” initiatives and slightly lower SG&A expense as a percentage of net sales due to leveraging the fixed SG&A portion over higher sales volumes. In addition, proceeds from a legal settlement contributed to the profit improvement. Somewhat offsetting the increase in operating earnings was an impairment charge for automation equipment discussed previously.

  Adjusted to exclude goodwill amortization for comparable purposes, operating earnings for the professional segment decreased 2.6 percent in fiscal 2002 compared to fiscal 2001. Expressed as a percentage of net sales, professional segment operating margins decreased to 13.0 percent in fiscal 2002 from 13.4 percent in fiscal 2001. However, fiscal 2002 operating earnings were reduced by pre-tax restructuring and other expense of $8.4 million. Fiscal 2002 operating earnings benefited from higher gross margins as a result of cost reduction efforts and lower material costs, somewhat offset by higher manufacturing costs described previously and higher floor plan expenses.
  Looking ahead, professional segment earnings are anticipated to improve in fiscal 2004 compared to fiscal 2003 due to expected sales growth and ongoing benefits of “5 by Five” initiatives.

Residential –

Net Sales. In fiscal 2003, residential segment net sales represented 34 percent of consolidated net sales. Worldwide net sales for the residential segment in fiscal 2003 were up by 6.8 percent compared to fiscal 2002. Riding product shipments increased due to initial stocking orders and positive customer acceptance for the new line of Timecutter Z mowers. However, other riding product lines were down due to continued strong competition, consumer preference for lower-priced units, and a shift of sales to the new Timecutter riding mowers. Toro walk power mowers were also up due to successful promotional programs and strong retail demand. Snowthrower product sales also increased due mainly to initial stocking orders for our new two-stage snowthrower products. Somewhat offsetting this increase was lower electric trimmer and blower shipments due to lost shelf space at a home center customer and poor weather conditions.
  In fiscal 2002, residential segment net sales represented 34 percent of consolidated net sales. Worldwide net sales for the residential segment in fiscal 2002 were up by 9.8 percent compared to fiscal 2001. Walk power mower sales led this increase due to positive reaction to and initial stocking shipments for the new line of Toro walk power mowers. Sales of retail irrigation products were also higher due to additional regional shelf space with a key customer, new product introductions, and increased demand. Somewhat offsetting those increases were lower shipments of riding products due to weak economic conditions that have resulted in lower sales of higher-priced products as well as strong competition and consumer preference for lower-priced units. In addition, fiscal 2001 sales were unusually high because of initial stocking shipments of new riding products, such as the TimeCutter ZX. Lawn-Boy walk power mower shipments also declined as a result of lost shelf space for the four-cycle engine models at a home center customer. Snowthrower shipments were also down compared to fiscal 2001 because the mild 2001-2002 snow season resulted in higher field inventory levels entering the 2002-2003 winter season.
  Looking ahead, residential segment sales are expected to grow in fiscal 2004 compared to fiscal 2003 led by the continued success of our walk power mower strategy introduced in fiscal 2002. We also anticipate positive momentum from new products we introduced this year, such as the line of Timecutter Z riding mowers, to continue into fiscal 2004.

Operating Earnings. Operating earnings for the residential segment increased 6.8 percent in fiscal 2003 compared to fiscal 2002. Expressed as a percentage of net sales, residential segment operating margins slightly increased to 11.0 percent compared to 10.9 percent in fiscal 2002. Fiscal 2003 operating earnings were negatively affected by a restructuring and other expense charge of $2.2 million mainly related to the announced closure of our two-cycle engine manufacturing facility. On a positive note, higher gross margins contributed to fiscal 2003 operating earnings.

  Adjusted to exclude goodwill amortization for comparable purposes, operating earnings for the residential segment increased 22.4 percent in fiscal 2002 compared to fiscal 2001. Expressed as a percentage of net sales, residential segment operating margins increased to 10.9 percent in fiscal 2002 from 9.8 percent in fiscal 2001. This increase was due mainly to leveraging fixed SG&A expenses over higher sales volumes. Somewhat offsetting this profit improvement was a decline in gross margins due to lower margins on the new line of walk power mowers, higher manufacturing costs, and increased floor plan expenses.

  Looking ahead, residential segment earnings are expected to improve in fiscal 2004 compared to fiscal 2003 as we continue to experience benefits generated by “5 by Five” initiatives in addition to expected higher sales volumes.

Distribution –

Net Sales. Net sales for the distribution segment in fiscal 2003 decreased 15.7 percent compared to fiscal 2002. The sales decline was primarily the result of selling one of the previously owned distributorships effective December 31, 2002, somewhat offset by the addition of sales from a southeastern-based U.S. distributor acquired during fiscal 2003. Factoring out sales from the distribution company sold and the acquired distributorship, net sales for the distribution segment were down slightly by 1.8 percent due mainly to lower snowthrower product sales in the Midwestern region as well as a decline in irrigation product sales.
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
  Looking ahead, we expect distribution segment sales in fiscal 2004 to increase with the introduction of new products and anticipated improvement in economic conditions.

Operating (Losses) Earnings. Operating losses for the distribution segment in fiscal 2003 were $0.5 million compared to operating earnings of $2.3 million in fiscal 2002, an unfavorable change of $2.8 million. This unfavorable change in operating earnings was due mainly to the divestiture of a previously owned distributorship.

  Operating earnings for the distribution segment in fiscal 2002 were $2.3 million compared to operating losses of $0.4 million in fiscal 2001. This substantial profit improvement was due mainly to operating improvements and cost reductions at some of the company-owned distributorships.
  Looking ahead, we expect fiscal 2004 operating earnings for this segment to be higher than in fiscal 2003 as a result of anticipated higher sales volumes.

Other –

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Shipments from the professional and residential segments to the Toro-owned distribution companies are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company is also included in this segment. The other segment net sales elimination in fiscal 2003 decreased 23.9 percent compared to fiscal 2002. This decline reflects lower shipments to the distribution companies mainly as a result of the divestiture of a distributorship in fiscal 2003. This was somewhat offset by the acquisition of a distribution company during fiscal 2003.
  The other segment net sales elimination in fiscal 2002 increased 13.8 percent compared to fiscal 2001. This increase was due mainly to additional sales eliminated for a distribution company acquired in fiscal 2001.

Operating loss. Operating loss for the other segment in fiscal 2003 was up 2.2 percent compared to fiscal 2002. This loss increase was due to higher incentive compensation expenses, rising insurance costs, and increased investments in information systems and distributor changes. Somewhat offsetting the operating loss increase were lower interest expense, higher litigation recovery, and a reduction of the gross profit elimination percentage due to a change in estimate applied to the ending Toro inventory value at our company-owned distributors.

  Operating loss for the other segment in fiscal 2002 increased 16.2 percent compared to fiscal 2001. This unfavorable change was due to higher incentive compensation, increased bad debt expense, higher legal costs, rising insurance costs, and higher information service spending, although the increases were somewhat offset by a decline in interest expense.

FINANCIAL CONDITION

Working Capital

Our financial condition remains strong. Our average working capital for fiscal 2003 was $339.0 million compared to $282.6 million in fiscal 2002, an increase of 20.0 percent. This increase was due mainly to higher average current assets and lower average short-term debt in fiscal 2003 compared to fiscal 2002. The following table highlights several key measures of our working capital performance:

(Dollars in millions)
Fiscal years ended October 31	2003		2002

Average cash and cash equivalents	$32.3		$14.9
Average short-term debt	36.8		65.5
Average inventories, net	258.3		244.6
Average receivables, net	343.4		324.6
Average days receivables outstanding	84		85
Inventory turnover	3.72	x	3.74	x

Average short-term debt decreased in fiscal 2003 compared to fiscal 2002 primarily because we used cash generated from earnings to pay down debt, which also resulted in higher average cash and cash equivalents in fiscal 2003 compared to fiscal 2002. The increase in average receivables, net was due primarily to higher sales volumes and higher foreign currency exchange rates as a result of the weaker U.S. dollar. However, average days outstanding for receivables improved to 84 days in fiscal 2003 compared to 85 days in fiscal 2002 due primarily to a higher proportion of sales that have shorter payment terms.
  Average net inventories increased 5.6 percent and average inventory turnover was down slightly in fiscal 2003 compared to fiscal 2002. This unfavorable change was a result of prebuilding some residential segment products together with lower than expected sales during fiscal 2003. In addition, fiscal 2002 average inventory levels were unusually low as we worked to reduce our professional segment inventory levels through production cuts as well as greater than expected demand for the walk power mower line introduced in fiscal 2002, which resulted in our decision to prebuild product for fiscal 2003. Higher foreign currency exchange rates also contributed to the higher average inventory levels in fiscal 2003 compared to fiscal 2002.
  We expect that average receivables and inventory levels in fiscal 2004 will increase compared to fiscal 2003 due to higher planned sales volumes. However, we anticipate both average days outstanding for receivables and average inventory turnover to improve in fiscal 2004 compared to fiscal 2003 as we continue efforts to improve asset utilization.

Long-Term Assets

Long-term assets as of October 31, 2003 were $253.5 million compared to $254.0 million as of October 31, 2002. Net property, plant, and equipment increased by 1.5 percent due to higher spending on production equipment. Goodwill and other assets slightly increased from fiscal 2002 due mainly to the acquisition of R & D Engineering, a provider of patented wireless rain and freeze switches for residential irrigation systems.
  Capital expenditures for fiscal 2004 are planned to be slightly higher than fiscal 2003 due to the renovation and expansion of some facilities.

Capital Structure

The following table details our total capitalization components and key ratios:

(Dollars in millions)
Fiscal years ended October 31	2003	2002

Short-term debt	$2.1	$1.2
Long-term debt, including current portion	178.9	194.6
Stockholders’ equity	437.2	365.3
Debt to capitalization ratio	29.3%	34.9%

The total debt to capitalization ratio improvement in fiscal 2003 compared to fiscal 2002 was due mainly to lower debt as cash-related earnings were used to pay down debt.

Stock Split. On March 20, 2003, our Board of Directors declared a two-for-one split of our common stock, effected in the form of a 100 percent stock dividend issued to stockholders of record as of April 1, 2003 and paid on April 14, 2003. As a result of this action, approximately 12.5 million shares were issued. Par value of the common stock remains at $1.00 per share and accordingly, approximately $12.5 million was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Liquidity and Capital Resources

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will provide the necessary capital resources for our anticipated working capital, capital expenditures, debt repayments, and stock repurchases in the next fiscal year.

Cash Flow. Our primary source of funds is cash generated from operations. In fiscal 2003, cash provided by operating activities decreased by 19.0 percent from fiscal 2002. This decline was due to higher receivable and inventory levels described previously, somewhat offset by higher cash-related earnings in fiscal 2003 compared to fiscal 2002. In addition, fiscal 2002 cash generated from operations was unusually high as a result of significantly lower levels of receivables and inventories in fiscal 2002 compared to fiscal 2001.

  Capital expenditures continue to be a primary use of capital resources. Cash used in investing activities decreased by 8.1 percent due to a lower level of purchases of property, plant, and equipment in fiscal 2003 compared to fiscal 2002. In addition, we received proceeds from an investment and the sale of a previously owned distribution company. This was somewhat offset by cash used for the acquisition of R & D Engineering, a company in the business of patented wireless rain and freeze switches for residential irrigation systems.
  Cash used in financing activities was 40.0 percent lower in fiscal 2003 compared to fiscal 2002 due to higher levels of short-term debt repayments during fiscal 2002 compared to fiscal 2003. This was somewhat offset by higher repayments of long-term debt in fiscal 2003 compared to fiscal 2002.

Credit Lines and Other Capital Resources. The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Our U.S. seasonal working capital requirements are funded with a $175.0 million medium-term committed unsecured bank credit line with various banks, which expires in February 2005. In fiscal 2003, we also entered into a new $75.0 million secured credit line backed by a multi-year credit agreement, which is expected to reduce our interest costs. Interest expense on these credit lines is determined from a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $10.9 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. As of October 31, 2003, we had $258.8 million of unutilized availability under our credit agreements.

  Significant financial covenants in our credit agreements are interest coverage and debt to total capitalization ratios. We were in compliance with all covenants related to our credit agreements as of October 31, 2003, and expect to be in compliance with all covenants in fiscal 2004. Our credit agreements require compliance with all of the covenants defined in the agreements. However, if we were out of compliance with any debt covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the past year by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.
  Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements described above.

Share Repurchase Plan. Our Board of Directors has authorized us to repurchase up to 2,000,000 shares of Toro common stock, which was doubled from the original 1,000,000 shares authorized for repurchase as a result of the stock split effective April 1, 2003. As of October 31, 2003, 464,947 shares remained authorized for repurchase. This repurchase program provides shares for use in connection with acquisitions and equity compensation plans so that even with the issuance of shares under those plans, the number of outstanding shares remains relatively constant and the impact on net earnings per share of issuing such shares is minimal.

  In fiscal 2003, we repurchased 433,345 shares of common stock on the open market for $18.7 million at an average price of $43.22 per share. In fiscal 2002, we repurchased 900,640 shares of common stock on the open market for $24.2 million at an average price of $26.83 per share. In fiscal 2001, we repurchased 2,040,820 shares for $44.2 million at an average price of $21.64 per share.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to customer financing activities and inventory purchase commitments described below as well as operating lease commitments disclosed in the table of contractual obligations below. Moreover, it is not our normal policy to issue guarantees to third parties.

Wholesale Financing. Toro Credit Company (TCC), a wholly owned financing subsidiary, provides financing for our North American Toro distributors and approximately 200 domestic dealers for select products that we manufacture. Independent North American Toro and Exmark distributors and dealers that do not finance through TCC generally finance their inventories with third party financing companies.

  TCC and other third party finance companies purchase selected receivables from us and our distributors and dealers for extended periods, which assists those customers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor or dealer, or paid by the distributor or dealer. We retain a security interest in the distributors’ and dealers’ inventories, and make periodic physical checks of those inventories. Under the sales terms to distributors and dealers, finance charges are charged to distributors and dealers on outstanding balances, from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale to the distributor or dealer, until payment is received by TCC or the third party finance company. Rates are generally fixed or based on the prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.
  Third party financing companies purchased $401.0 million of receivables of our financed products during fiscal 2003. The outstanding receivable balance owed from our distributors and dealers to third party financing companies was $142.6 million on October 31, 2003. Our maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $0.6 million as of October 31, 2003. We also enter into limited inventory repurchase agreements with third party financing companies. As of October 31, 2003, we were contingently liable to repurchase up to $3.7 million of inventory related to receivables under these financing arrangements. We have repurchased only immaterial amounts of inventory from third party financing companies over the past three years. However, a decline in retail sales could cause this situation to change and thereby require us to repurchase financed product.

End-User Financing. During fiscal 2002, we entered into an agreement with a third party financing company to provide lease-financing options to domestic golf course and some grounds equipment customers. The purpose of the agreement is a sales and marketing tool to give end-user buyers of our products alternative financing options when purchasing our products. Under the terms of this agreement, we could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions financed under this program. Our maximum exposure for credit collection and residual value as of October 31, 2003 was $3.4 million. We have established a reserve for our estimated exposure related to this program.

  In the normal course of business, we have arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, our company-owned distributorships also guarantee the residual value at the end of leases with third-party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2003 was $1.0 million. None of these other arrangements require any additional material financial involvement by us.

Distributor Financing. We enter into long-term loan and equity investment agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or to facilitate ownership changes. As of October 31, 2003, we have loaned and/or invested $4.4 million in several distribution companies. This amount is included in other current- and long-term assets on the consolidated balance sheet.

  During the first quarter of fiscal 2004, we refinanced $10.5 million of accounts receivable balances to long-term loans. The purpose of this transaction was to facilitate a recapitalization of a distributor’s business.

Purchase Commitments. We have purchase commitments with some suppliers for materials and supplies as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for either early termination or failure to purchase contracted quantities. We do not expect potential payments under these provisions to materially affect our results of operations or financial condition. This conclusion is based upon reasonably likely outcomes assumed by reference to historical experience and current business plans.

Contractual Obligations. The following table summarizes our contractual obligations as of October 31, 2003:

	Payments Due By Period

(Dollars in thousands)	Less Than	1-3	3-5	After 5
Contractual Obligation	1 Year	Years	Years	Years	Total

Long-term debt	$ 3,830	$91	$75,000	$100,000	$178,921
Purchase obligations	4,228	—	—	—	4,228
Operating leases	13,474	19,975	11,687	2,995	48,131
Currency contracts	24,066	—	—	—	24,066

Total	$45,598	$20,066	$86,687	$102,995	$255,346

As of October 31, 2003, we also had $16.2 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts.

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

Market Risk

Due to the global nature of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage the volatility relating to these exposures, we evaluate our exposures on a global basis to take advantage of the netting opportunities that exist. For the remaining exposures, our risk management policy is to hedge exposure of certain risks by entering into various hedging instruments to minimize market risk. Additional information is presented in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14 of the notes to consolidated financial statements.

Acquisitions and Divestiture

In fiscal 2003, we completed the purchase of R & D Engineering, a provider of patented wireless rain and freeze switches for residential irrigation systems. We also acquired a southeastern-based U.S. distributor and sold a distributorship during fiscal 2003.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions which impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.
  Our significant accounting policies are described in Note 1 to the consolidated financial statements. Not all of these significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of the financial condition, changes in financial condition or results of operation. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. We accrue at the time of sale by product line a warranty reserve for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other factors. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation, including performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, higher than expected service costs for a repair, and other similar factors. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables and establish an allowance for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that analysis of historical trends and current knowledge of potential collection problems provides us sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve was appropriate, we would record a credit or charge to selling, general, and administrative expense in the period in which we made such a determination.

New Accounting Pronouncements to Be Adopted

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied as of the beginning of the first interim or annual period ending after December 15, 2003. We are currently evaluating the effects of adopting the provisions of FIN 46.

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

  We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During fiscal 2003, the amount of losses reclassified to earnings for such cash flow hedges was $4.6 million.
  The following foreign currency exchange contracts held by us have maturity dates in fiscal 2004. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of October 31, 2003 were as follows:

			Value in
	Average		AOCL	Fair Value
Dollars in thousands	Contracted	Notional	Income	Impact
(except average contracted rate)	Rate	Amount	(Loss)	Gain(Loss)

Buy U.S. $/Sell Canadian dollar	1.4084	$6,585.6	$(313.6)	$ (78.8)
Buy U.S. $/Sell Australian dollar	0.6610	40,786.3	(1,133.9)	(1,189.0)
Buy U.S. $/Sell Euro	1.1261	73,729.0	(1,810.6)	41.6
Buy Australian dollar/ Sell U.S.$	0.6569	1,231.6	–	94.7
Buy British pound/ Sell U.S.$	1.6418	574.6	10.5	3.5
Buy Euro/ Sell U.S.$	1.1672	933.7	–	(7.5)
Buy Japanese yen/ Sell U.S.$	117.2474	6,652.6	402.9	78.5
Buy Mexican peso/ Sell U.S.$	10.9043	14,673.1	(440.4)	–

  Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not reduce reported net earnings.

Interest Rate Risk. Our interest rate exposure results from short-term rates, primarily LIBOR-based debt from commercial banks. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 31, 2003, our financial liabilities with exposure to changes in interest rates consisted mainly of $2.1 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant including the average balance of short-term debt outstanding during fiscal 2003, interest expense would have increased $0.4 million in fiscal 2003. Included in long-term debt is $178.9 million of fixed-rate debt, which is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2003, the estimated fair value of long-term debt with fixed interest rates was $196.7 million compared to its carrying value of $178.9 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

Commodities. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with aluminum, steel, and plastic resin.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors’ Report

The Stockholders and Board of Directors

The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and its subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the years in the three year period ended October 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These consolidated financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and its subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
  As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, on November 1, 2001.

Minneapolis, Minnesota

December 8, 2003

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2003	2002	2001

Net sales	$1,496,588	$1,399,273	$1,353,083
Cost of sales	961,129	914,010	892,845

Gross profit	535,459	485,263	460,238
Selling, general, and administrative expense	404,365	376,278	366,284
Restructuring and other expense (income)	1,826	8,409	(679)

Earnings from operations	129,268	100,576	94,633
Interest expense	(16,285)	(19,747)	(22,003)
Other income, net	7,935	5,970	7,447

Earnings before income taxes and cumulative effect of change in accounting principle	120,918	86,799	80,077
Provision for income taxes	39,298	26,868	29,629

Earnings before cumulative effect of change in accounting principle	81,620	59,931	50,448
Cumulative effect of change in accounting principle, net of income tax benefit of $509	–	(24,614)	–

Net earnings	$81,620	$35,317	$50,448

Basic net earnings per share of common stock, before cumulative effect of change in accounting principle	$3.26	$2.39	$1.99
Cumulative effect of change in accounting principle, net of income tax benefit	–	(0.98)	–

Basic net earnings per share of common stock	$3.26	$1.41	$1.99

Diluted net earnings per share of common stock, before cumulative effect of change in accounting principle	$3.12	$2.32	$1.93
Cumulative effect of change in accounting principle, net of income tax benefit	–	(0.95)	–

Diluted net earnings per share of common stock	$3.12	$1.37	$1.93

Weighted average number of shares of common stock outstanding –
Basic	24,998	25,050	25,400
Weighted average number of shares of common stock outstanding –
Dilutive	26,149	25,873	26,134

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2003	2002

ASSETS
Cash and cash equivalents	$110,287	$62,816
Receivables, net:
Customers (net of $2,421 as of October 31, 2003 and $7,209 as of October 31, 2002 for allowance for doubtful accounts)	273,584	250,093
Other	6,540	5,646

Total receivables, net	280,124	255,739

Inventories, net	228,909	224,367
Prepaid expenses and other current assets	12,484	10,497
Deferred income taxes	42,111	38,722

Total current assets	673,915	592,141

Property, plant, and equipment, net	159,116	156,779
Deferred income taxes	1,181	4,196
Other assets	12,353	13,264
Goodwill	78,013	77,855
Other intangible assets, net	2,854	1,905

Total assets	$927,432	$846,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$3,830	$15,825
Short-term debt	2,138	1,156
Accounts payable	73,976	86,180
Accrued liabilities:
Accrued warranties	59,372	53,590
Accrued advertising and marketing programs	38,107	34,373
Accrued compensation and benefit costs	83,908	65,011
Other	41,805	37,615

Total current liabilities	303,136	293,750

Long-term debt, less current portion	175,091	178,756
Deferred revenue and other long-term liabilities	12,003	8,344
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 50,000,000 shares, issued and outstanding 24,388,999 shares as of October 31, 2003 (net of 2,627,111 treasury shares) and 24,342,474 shares as of October 31, 2002 (net of 2,673,636 treasury shares)	24,389	24,342
Additional paid-in capital	7,658	11,193
Retained earnings	417,973	342,358
Accumulated other comprehensive loss	(12,818)	(12,603)

Total stockholders’ equity	437,202	365,290

Total liabilities and stockholders’ equity	$927,432	$846,140

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81,620	$35,317	$50,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle	–	24,614	–
Non-cash asset impairment write-off	6,814	4,099	–
Provision for depreciation and amortization	33,173	30,932	37,171
Write-down of investments	–	–	1,926
Loss (gain) on disposal of property, plant, and equipment	273	(856)	(56)
(Increase) decrease in deferred income taxes	(374)	730	6,706
Tax benefits related to employee stock option transactions	2,642	1,508	4,841
Changes in operating assets and liabilities:
Receivables, net	(23,789)	15,938	(15,538)
Inventories, net	(2,471)	10,294	(25,884)
Prepaid expenses and other assets	(2,152)	32	1,700
Accounts payable, accrued expenses, and deferred revenue	21,665	22,364	9,382

Net cash provided by operating activities	117,401	144,972	70,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(44,663)	(46,031)	(35,662)
Proceeds from disposal of property, plant, and equipment	2,009	2,964	2,298
Decrease in investments in affiliates	1,000	–	154
Decrease (increase) in other assets	115	(2,362)	(3,001)
Proceeds from sale of business	1,016	–	–
Acquisitions, net of cash acquired	(1,244)	–	(8,549)

Net cash used in investing activities	(41,767)	(45,429)	(44,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (repayments) of short-term debt	982	(33,257)	19,219
(Repayments) issuance of long-term debt	(15,846)	(497)	112
Increase (decrease) in other long-term liabilities	167	118	(178)
Proceeds from exercise of stock options	8,923	12,941	17,285
Purchases of common stock	(18,726)	(24,155)	(44,153)
Dividends on common stock	(6,005)	(6,026)	(6,108)

Net cash used in financing activities	(30,505)	(50,876)	(13,823)

Foreign currency translation adjustment	2,342	1,273	(215)

Net increase in cash and cash equivalents	47,471	49,940	11,898
Cash and cash equivalents as of the beginning of the fiscal year	62,816	12,876	978

Cash and cash equivalents as of the end of the fiscal year	$110,287	$62,816	$12,876

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$17,176	$19,647	$22,545
Income taxes	31,681	22,252	18,006
Stock issued in connection with stock compensation plans	3,672	3,927	3,232
Debt issued in connection with an acquisition	186	–	450

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total	Comprehensive
	Common	Paid-In	Retained	Comprehensive	Stockholders’	Income
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Equity	(Loss)

Balance as of October 31, 2000	$25,138	$34,971	$268,727	$(11,618)	$317,218

Cash dividends paid on common stock	–	–	(6,108)	–	(6,108)
Issuance of 1,433,748 shares under stock compensation plans	1,434	16,478	–	–	17,912
Contribution of stock to a deferred compensation trust	–	2,605	–	–	2,605
Purchase of 2,040,820 shares of common stock	(2,041)	(42,112)	–	–	(44,153)
Tax benefits related to employee stock option transactions	–	4,841	–	–	4,841
Minimum pension liability adjustment, net of tax	–	–	–	(1,288)	(1,288)	(1,288)
Foreign currency translation adjustments	–	–	–	(215)	(215)	(215)
Unrealized gain on derivative instruments, net of tax	–	–	–	133	133	133
Net earnings	–	–	50,448	–	50,448	50,448

Total comprehensive income						$49,078

Balance as of October 31, 2001	$24,531	$16,783	$313,067	$(12,988)	$341,393

Cash dividends paid on common stock	–	–	(6,026)	–	(6,026)
Issuance of 711,024 shares under stock compensation plans	711	13,412	–	–	14,123
Contribution of stock to a deferred compensation trust	–	2,745	–	–	2,745
Purchase of 900,640 shares of common stock	(900)	(23,255)	–	–	(24,155)
Tax benefits related to employee stock option transactions	–	1,508	–	–	1,508
Minimum pension liability adjustment, net of tax	–	–	–	(397)	(397)	(397)
Foreign currency translation adjustments	–	–	–	1,273	1,273	1,273
Unrealized loss on derivative instruments, net of tax	–	–	–	(491)	(491)	(491)
Net earnings	–	–	35,317	–	35,317	35,317

Total comprehensive income						$35,702

Balance as of October 31, 2002	$24,342	$11,193	$342,358	$(12,603)	$365,290

Cash dividends paid on common stock	–	–	(6,005)	–	(6,005)
Issuance of 480,220 shares under stock compensation plans	480	9,433	–	–	9,913
Contribution of stock to a deferred compensation trust	–	2,683	–	–	2,683
Purchase of 433,345 shares of common stock	(433)	(18,293)	–	–	(18,726)
Tax benefits related to employee stock option transactions	–	2,642	–	–	2,642
Minimum pension liability adjustment, net of tax	–	–	–	(730)	(730)	(730)
Foreign currency translation adjustments	–	–	–	2,342	2,342	2,342
Unrealized loss on derivative instruments, net of tax	–	–	–	(1,827)	(1,827)	(1,827)
Net earnings	–	–	81,620	–	81,620	81,620

Total comprehensive income						$81,405

Balance as of October 31, 2003	$24,389	$7,658	$417,973	$(12,818)	$437,202

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Nature of Operations

The principal business of The Toro Company and its wholly owned and majority-owned domestic and foreign subsidiaries (“Toro” or “the company”) is the development, manufacturing, and selling of outdoor beautification equipment and systems used in the residential and professional markets. Toro products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers.

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

Reclassifications

Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation.

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

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.
  Inventories as of October 31 were as follows:

(Dollars in thousands)	2003	2002

Raw materials and work in progress	$67,753	$68,296
Finished goods and service parts	208,176	198,860

	275,929	267,156
Less: LIFO	32,151	26,903
Other reserves	14,869	15,886

Total	$228,909	$224,367

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally amortized over 3 to 5 years using the straight-line method. Software and web site development costs are generally amortized over 2 to 5 years utilizing the straight-line method. Expenditures for major renewals and betterments, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2003, 2002, and 2001, the company capitalized $493,000, $458,000, and $817,000 of interest, respectively.
  Property, plant, and equipment as of October 31 was as follows:

(Dollars in thousands)	2003	2002

Land and land improvements	$14,603	$13,723
Buildings and leasehold improvements	95,501	93,218
Equipment	359,820	333,773

Subtotal	469,924	440,714
Less accumulated depreciation	310,808	283,935

Total property, plant, and equipment, net	$159,116	$156,779

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and accounted for by the purchase method of accounting. On November 1, 2001, the company adopted Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets.” This statement eliminates the amortization of goodwill and intangible assets with indefinite lives and instead requires that they be tested annually for impairment. See section “New Accounting Pronouncements” below in this Note 1 for the effects of adopting this standard.
  Other intangible assets with determinable lives consist primarily of patents and non-compete agreements and are amortized on a straight-line basis over periods ranging from 3 to 12 years.

Impairment of Long-Lived and Intangible Assets

The company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value. The company reviews goodwill for impairment annually in accordance to the provisions of SFAS No. 142. Based on the company’s annual analysis during fiscal 2003, no goodwill was deemed impaired. In the fourth quarter of fiscal 2003, the company recorded a pre-tax impairment charge of $5.4 million for automation equipment as a result of its decision to no longer use the equipment for production of some professional segment products. In fiscal 2002, the company determined that goodwill, patents, and non-compete agreements related to the agricultural irrigation market were impaired. See section “New Accounting Pronouncements” in this Note 1 for more details regarding this goodwill impairment charge.

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The amount of the liability is based upon the historical relationship of warranty claims to sales by product line and major rework campaigns.
  The changes in warranty reserves were as follows:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002

Beginning Balance	$53,590	$57,882
Warranty provisions	40,142	38,751
Warranty claims	(40,285)	(47,334)
Change in estimates	5,925	4,291

Ending Balance	$59,372	$53,590

Insurance

The company is self-insured for certain losses relating to medical, dental, workers’ compensation, and product liability claims. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Derivatives

Derivatives, consisting mainly of foreign currency exchange contracts, are used to hedge most foreign currency transactions and forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivatives is recorded to a separate component of stockholders’ equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the accounting requirements for a hedge are adjusted to fair value through other income, net on the Consolidated Statements of Earnings.

Foreign Currency Translation and Transactions

The functional currency of the company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net, on the Consolidated Statements of Earnings.

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

Revenue Recognition

Toro recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped. Provision is made at the time the related revenue is recognized for estimated product returns, cost of product warranties, floor plan costs, price protection, and other sales promotional expenses. Retail customers may obtain financing through a third-party leasing company to assist in their purchase of the company’s products. Most of these leases are classified as sales-type leases. However, based on the terms and conditions of the financing agreements, some transactions are classified as operating leases, which results in recognition of revenue over the lease term on a straight-line basis. Revenue earned from services is recognized ratably over the contractual period. Freight revenues billed to customers are included in net sales, and expenses incurred for shipping products to customers are included in cost of sales.

Cost of Financing Distributor/ Dealer Inventory

The company enters into inventory repurchase agreements with third party financing companies. The company has repurchased only immaterial amounts of inventory from third party financing companies over the last three fiscal years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product. Any expected cost of repurchasing inventory has been provided for in the allowance for doubtful accounts. See Note 13 for additional information regarding the company’s repurchase arrangements.
  Included in net sales are costs associated with programs in which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $9,405,000, $10,981,000, and $9,204,000 for the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

Advertising

General advertising expenditures and the related production are expensed in the period in which costs are incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the program established for various product lines. Advertising costs were $37,279,000, $39,306,000, and $32,477,000 for the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

Stock-Based Compensation

The company accounts for stock-based compensation in accordance to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). This method defines cost for stock-based compensation as the excess of the stock’s market value at the time of grant over the amount that the employee is required to pay.
  The company adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 requires companies to measure employee stock compensation plans based on the fair value method of accounting. Had stock-based compensation costs been recorded at fair value consistent with the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002	2001

Net earnings, as reported	$81,620	$35,317	$50,448
Add: Stock-based employee compensation costs, net of tax, included in net earnings	5,882	3,373	2,402
Deduct: Stock-based employee compensation costs, net of tax, if fair value method had been applied	(6,432)	(6,152)	(4,959)

Pro forma net earnings	$81,070	$32,538	$47,891

Net earnings per share data:
As reported – Basic	$3.26	$1.41	$1.99
Pro forma – Basic	3.24	1.28	1.91
As reported – Diluted	3.12	1.37	1.93
Pro forma – Diluted	3.12	1.27	1.85

  The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the following fiscal years:

Fiscal years ended October 31	2003	2002	2001

Risk-free interest rate	3.00%	3.92%	5.33%
Expected life of option in years	5.76	5.78	4.89
Expected dividend yield	0.52%	0.76%	1.02%
Expected stock volatility	28.13%	28.86%	31.39%

  The weighted average fair market value of options issued for the fiscal years ended October 31, 2003, 2002, and 2001 was estimated to be $9.91, $7.49, and $5.60 per share, respectively. The weighted average fair market value of Performance Shares amortized in the fiscal years ended October 31, 2003, 2002, and 2001 was estimated to be $25.06, $20.10, and $14.99 per share, respectively.
  See Note 10 for additional information regarding stock-based compensation plans.

Net Earnings Per Share Calculation

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares. Diluted net earnings per share is similar to basic net earnings per share except that the weighted average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, contingently issuable shares, and non-vested restricted shares.

  Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands)
Fiscal years ended October 31	2003	2002	2001

Weighted average number of shares of common stock	24,988	25,035	25,382
Assumed issuance of contingent shares	10	15	18

Weighted average number of shares of common stock and assumed issuance of contingent shares	24,998	25,050	25,400

DILUTIVE

(Shares in thousands)
Fiscal years ended October 31	2003	2002	2001

Weighted average number of shares of common stock and assumed issuance of contingent shares	24,998	25,050	25,400
Assumed conversion of stock options, contingently issuable shares, and assumed issuance of restricted shares	1,151	823	734

Weighted average number of shares of common stock, assumed issuance of contingent and restricted shares, contingently issuable shares, and assumed conversion of options outstanding	26,149	25,873	26,134

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied as of the beginning of the first interim or annual period ending after December 15, 2003. We are currently evaluating the effects of adopting the provisions of FIN 46.
  On the first day of fiscal 2003, the company adopted two new accounting standards, SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of these new accounting standards did not have a material impact on the company’s consolidated financial statements.
  In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The company applied the provisions of SFAS No. 146 for exit and disposal activities initiated after December 31, 2002, as required.
  In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements for obligations by a guarantor under certain guarantees, as well as requiring the recording of certain guarantees issued or modified after December 31, 2002. The company adopted the disclosure requirements of FIN 45 during the first quarter of fiscal 2003, as required.
  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides companies with alternative methods of transition to the fair value based method of accounting for stock-based compensation. The company uses the intrinsic value method of accounting, and has not elected the fair value based method of accounting. SFAS No. 148 also requires certain pro forma disclosures related to stock-based compensation in interim financial information. The company adopted the pro forma disclosures of SFAS No. 148 during the second quarter of fiscal 2003, as required.
  In the fourth quarter of fiscal 2003, the company adopted Emerging Issues Task Force Issue No. 00-21 (EITF No. 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which multiple revenue-generating activities are performed as well as how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of EITF No. 00-21 did not have a material impact on the company’s consolidated financial statements in fiscal 2003.
  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives may no longer be amortized but instead tested for impairment annually at the reporting unit level using a two-step impairment test. Effective November 1, 2001, the company adopted SFAS No. 142. The company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. An evaluation of the fair value of our agricultural irrigation reporting unit indicated that all the goodwill recorded for acquisitions in the agricultural irrigation market was impaired. The performance of these acquired businesses has not met management’s original expectations. This is due mainly to lower than anticipated growth rates in the drip line market, which has resulted in lower industry-wide pricing and margins on product sales. Accordingly, non-cash impairment charges on adoption of SFAS No. 142 of $24.6 million, net of income tax benefit of $0.5 million, were recognized as a cumulative effect of change in accounting principle in the first quarter of fiscal 2002.

  The following table adjusts net earnings and earning per share for the adoption of SFAS No. 142:

(Dollars in thousands,
except per share data)
Fiscal years ended October 31	2003	2002	2001

Net earnings:
As reported	$81,620	$35,317	$50,448
Goodwill amortization, net of tax	–	–	8,073

Adjusted net earnings	$81,620	$35,317	$58,521

Basic earnings per share:
As reported	$3.26	$1.41	$1.99
Goodwill amortization, net of tax	–	–	0.32

Adjusted basic earnings per share	$3.26	$1.41	$2.31

Diluted earnings per share:
As reported	$3.12	$1.37	$1.93
Goodwill amortization, net of tax	–	–	0.31

Adjusted diluted earnings per share	$3.12	$1.37	$2.24

2	BUSINESS ACQUISITIONS, DIVESTITURE, AND INVESTMENT IN AFFILIATE

In fiscal 2003, Toro completed the purchase of R & D Engineering, a company in the business of patented wireless rain and freeze switches for residential irrigation systems. The company also acquired a southeastern-based U.S. distributing company. These acquisitions were immaterial based on the company’s consolidated financial position and results of operations. Effective December 31, 2002, the company sold a previously owned distributorship.

  In fiscal 1999, Toro became an equity partner in ProShot Golf, Inc. and its successor companies (ProShot). ProShot is a provider of information and communication products to the golf industry. Toro has fully written off this investment and reserved for all financial debt guarantees. Toro recorded valuation charges of $2,828,000 in fiscal 2001 related to the write-down of this investment and related bad debt expense.

3	RESTRUCTURING AND OTHER EXPENSE

In fiscal 2003, the company announced plans to close its two-cycle engine manufacturing facility located in Oxford, Mississippi, which will cease operations in fiscal 2004. Approximately 115 job positions and related staff reductions will be lost in connection with closing this facility. In fiscal 2002, the company announced plans to close its Riverside, California manufacturing operations and its Evansville, Indiana and Madera, California manufacturing facilities. Approximately 550 job positions and related office staff reductions were expected to be lost in connection with closing these operations. As of October 31, 2003, of the 550 job position reductions, 543 had been eliminated. In addition, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in “other” below. These actions are part of Toro’s overall long-term strategy to reduce production costs and improve long-term competitiveness. The company also incurred a charge for asset impairment related to write-downs of patents and non-compete agreements during the first quarter of fiscal 2002. In addition, asset impairment charges also include the write-down of facilities and equipment related to the closure of the aforementioned manufacturing operations.

  The following is an analysis of the company’s restructuring and other expense reserve accounts:

	Asset	Severance
(Dollars in thousands)	Impairment	& Benefits	Other	Total

Balance as of October 31, 2001	$–	$–	$45	$45
Initial charge	4,698	3,761	2,726	11,185
Changes in estimates	(599)	(362)	(1,815)	(2,776)
Utilization	(4,099)	(1,534)	(84)	(5,717)

Balance as of October 31, 2002	$–	$1,865	$872	$2,737

Initial charge	901	763	5	1,669
Changes in estimates	374	92	(309)	157
Utilization	(1,275)	(1,890)	(73)	(3,238)

Balance as of October 31, 2003	$–	$830	$495	$1,325

  The company expects the majority of the remaining reserve to be utilized by the second quarter of fiscal 2004.

4	OTHER INCOME, NET

Other income (expense) is as follows:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002	2001

Interest income	$613	$1,345	$818
Gross finance charge revenue	2,665	3,664	5,144
Royalty and licensing income	1,243	1,802	1,452
Foreign currency (losses) gains	(1,070)	101	887
Insurance recovery, net	1,302	–	1,886
Valuation recovery (charges) for investments	–	395	(1,926)
Litigation recovery (settlement)	3,171	(1,780)	(1,073)
Miscellaneous	11	443	259

Total	$7,935	$5,970	$7,447

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2003 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total

Balance as of October 31, 2002	$68,942	$8,913	$77,855
Translation adjustment	43	115	158

Balance as of October 31, 2003	$68,985	$9,028	$78,013

Other Intangible Assets – Total other intangible assets, net as of October 31, 2003 and 2002 were $2,854,000 and $1,905,000, respectively. During fiscal 2003, the company recorded some amortizable intangible assets related to the acquisition of R & D Engineering previously mentioned.

  The components of other amortizable intangible assets were as follows:

(Dollars in thousands)	Gross Carrying	Accumulated
October 31, 2003	Amount	Amortization

Patents	$6,553	$(4,931)
Non-compete agreements	1,000	(593)
Other	1,700	(875)

Total	$9,253	$(6,399)

(Dollars in thousands)	Gross Carrying	Accumulated
October 31, 2002	Amount	Amortization

Patents	$6,104	$(4,609)
Non-compete agreements	800	(405)
Other	800	(785)

Total	$7,704	$(5,799)

  Amortization expense for intangible assets for fiscal years ended October 31, 2003, 2002, 2001 was $601,000, $670,000, and $929,000, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2004, $648,000; 2005, $628,000; 2006, $601,000; 2007, $407,000; 2008, $281,000; and after 2008, $289,000.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2003, the company had available medium-term committed unsecured lines of credit with various domestic banks in the aggregate of $178,000,000. The company also has a $75,000,000 line of credit backed by a multi-year credit agreement, which is secured by certain domestic receivables. Interest expense on these credit lines is determined from a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. Most of these agreements also require the company to pay a fee of 0.200 – 0.225 percent per year on the available lines of credit, which is included in interest expense. The company’s non-U.S. operations maintain unsecured short-term lines of credit of $7,939,000. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $2,138,000 outstanding as of October 31, 2003 and $1,156,000 outstanding as of October 31, 2002 under these lines of credit, which included 600,000 Australian dollar and 36,000 euro denominated short-term debt outstanding as of October 31, 2003 and 1,900,000 Australian dollar and 103,000 euro denominated short-term debt outstanding as of October 31, 2002. The weighted average interest rate on short-term debt outstanding as of October 31, 2003 and 2002 was 2.73 percent and 4.74 percent, respectively. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2003.

7	LONG-TERM DEBT

A summary of long-term debt is as follows:

(Dollars in thousands) October 31	2003	2002

7.000% Notes, due February 17, 2003	$–	$15,761
7.125% Notes, due June 15, 2007	75,000	75,000
Industrial Revenue Bond due
November 1, 2017	3,600	3,600
7.800% Debentures, due June 15, 2027	100,000	100,000
Other	321	220

	178,921	194,581
Less current portion	3,830	15,825

Long-term debt, less current portion	$175,091	$178,756

  In fiscal 2004, the industrial revenue bond for $3.6 million due November 1, 2017 was called and subsequently paid in the first quarter of fiscal 2004.
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
  Principal payments required on long-term debt in each of the next five years ending October 31 are as follows: 2004, $3,830,000; 2005, $45,000; 2006, $46,000; 2007, $75,000,000; and after 2008, $100,000,000.

8	STOCKHOLDERS’ EQUITY

Stock repurchase program – The company’s Board of Directors has authorized the cumulative repurchase of up to 2,000,000 shares of the company’s common stock, which was doubled from the original 1,000,000 shares authorized for repurchase as a result of the stock split effective April 1, 2003. During fiscal 2003, Toro paid $18,726,000 to repurchase 433,345 shares. As of October 31, 2003, 464,947 shares remained authorized for repurchase.

Shareholder rights plan – Under the terms of a Rights Agreement dated as of May 20, 1998 between Toro and Wells Fargo Bank Minnesota, National Association (the successor to Norwest Bank Minnesota, National Association), each share of the company’s common stock entitles its holder to one preferred share purchase right. These rights become exercisable only if a person or group acquires, or announces a tender offer that would result in, ownership of 15 percent or more of Toro’s common stock. Each right will then entitle the holder to buy a one two-hundredth interest in a share of a series of preferred stock, at a price of $180 per one one-hundredth of a preferred share. Among other things under the plan, if a person or group acquires 15 percent or more of Toro’s outstanding common stock, each right entitles its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. The Board of Directors may redeem the rights for $0.005 per right at any time before a person or group acquires beneficial ownership of 15 percent or more of the common stock.

Stock Split – On March 20, 2003, the company’s Board of Directors declared a two-for-one split of the company’s common stock, effected in the form of a 100 percent stock dividend issued to stockholders of record as of April 1, 2003 and paid on April 14, 2003. As a result of this action, approximately 12.5 million shares were issued. Par value of the common stock remains at $1.00 per share and accordingly, approximately $12.5 million was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company’s consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Benefits from export incentives	(1.6)	(1.7)	(2.2)
Refund related to prior years’ foreign sales corporation	–	(2.0)	–
State and local income taxes, net of federal income tax benefit	1.1	1.2	1.3
Effect of foreign source income	(0.6)	(0.4)	(1.0)
Goodwill and other amortization	0.1	0.1	2.8
Other, net	(1.5)	(1.2)	1.1

Consolidated effective tax rate	32.5%	31.0%	37.0%

  Components of the provision for income taxes were as follows:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002	2001

Provision for income taxes:
Current –
Federal	$34,470	$22,789	$22,187
State	1,812	1,588	1,002
Non-U.S.	1,449	694	196

Current provision	$37,731	$25,071	$23,385

Deferred –
Federal	$1,719	$1,357	$5,434
State	218	(27)	641
Non-U.S.	(370)	467	169

Deferred provision	1,567	1,797	6,244

Total provision for income taxes	$39,298	$26,868	$29,629

  The company has net operating loss carryfowards of approximately $11.0 million in foreign jurisdictions with unlimited expiration.
  Earnings before income taxes and accounting change were as follows:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002	2001

Earnings before income taxes and accounting change:
U.S.	$116,442	$82,407	$77,472
Non-U.S.	4,476	4,392	2,605

Total	$120,918	$86,799	$80,077

  The tax effects of temporary differences that give rise to the net deferred income tax assets (liabilities) are presented below:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002

Allowance for doubtful accounts	$3,043	$3,576
Inventory items	2,617	4,515
Depreciation	(284)	3,366
Warranty reserves	5,030	3,940
Employee benefits	14,269	12,426
Other nondeductible accruals	18,617	15,095

Deferred income tax assets, net	$43,292	$42,918

  During the fiscal years ended October 31, 2003, 2002, and 2001, respectively, $2,642,000, $1,508,000, and $4,841,000 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

10	STOCK-BASED COMPENSATION PLANS

Under the company’s stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to fair market value on the date the option was granted. Options granted through fiscal 2003 are generally exercisable immediately, and expire five to ten years after the date of grant.

  Under The Toro Company 2000 Stock Option Plan, 3,000,000 shares are authorized for issuance; under The Toro

Company 1993 Stock Option Plan, 3,200,000 shares are authorized for issuance; under The Toro Company Directors Stock Plan, 130,000 shares are authorized for issuance; and under The Toro Company 2000 Directors Stock Plan, 240,000 shares are authorized for issuance. As of October 31, 2003, 913,381 shares were available for future grants under The Toro Company 2000 Stock Option Plan, 11,997 shares were available for future grants under The Toro Company Directors Stock Plan, and 140,000 shares were available for future grants under The Toro Company 2000 Directors Stock Plan. There were no shares available for future grants under The Toro Company 1993 Stock Option Plan.
  A summary of stock option activity under the plans previously described is presented below:

		Weighted
		average
	Options	exercise
	outstanding	price

2001
Outstanding as of the beginning of the year	2,900,008	$14.49
Granted	741,212	17.52
Exercised	(1,379,044)	12.27
Cancelled	(56,390)	16.58

Outstanding as of October 31, 2001	2,205,786	$16.84

Exercisable as of October 31, 2001	1,604,786	$17.05

2002
Outstanding as of the beginning of the year	2,205,786	$16.84
Granted	659,548	23.56
Exercised	(653,530)	19.54
Cancelled	(52,000)	15.97

Outstanding as of October 31, 2002	2,159,804	$18.10

Exercisable as of October 31, 2002	1,591,804	$18.60

2003
Outstanding as of the beginning of the year	2,159,804	$18.10
Granted	553,000	32.40
Exercised	(442,744)	19.70
Cancelled	(32,000)	15.97

Outstanding as of October 31, 2003	2,238,060	$21.30

Exercisable as of October 31, 2003	1,702,060	$22.77

  The table below presents the number, weighted average remaining contractual life, and weighted average exercise price for options outstanding as of October 31, 2003:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise	contractual
Exercise price range	options	price	life

$12.4688 – $18.8125	1,218,454	$15.90	4.3 years
$21.2750 – $27.8650	522,496	23.33	5.6 years
$32.2750 – $40.4200	497,110	32.41	6.5 years

Total	2,238,060	$21.30	5.1 years

In fiscal years ended October 31, 2002, 2001, and 2000, the company granted 27,000, 57,000, and 584,000 options, respectively, that were to vest at the earlier of December 15, 2003 or when the company’s fiscal year net earnings divided by net sales exceeded five percent (a five percent return on sales). Since the company achieved this financial goal in fiscal 2003, these options vested in December 2003, and will expire on December 31, 2006. The company cancelled 32,000, 44,000, 46,000, and 10,000 of these options during fiscal years ended October 31, 2003, 2002, 2001, and 2000, respectively, due to employee terminations.
  In 1999, the company’s stockholders first approved a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, Performance Shares are granted to key employees of the company. A Performance Share is the right to receive shares of Common Stock or deferred Common Stock units, contingent on the achievement of performance goals of the company, generally over a three-year period. The number of shares of Common Stock authorized for issuance under this plan is 2,000,000. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals. In fiscal 2003, 2002, and 2001, the company granted 229,800, 265,200, and 318,800 Performance Shares, respectively, that vested over one- to three-year periods. The participants earned 115,202, 113,762, and 165,394 Performance Shares in fiscal 2003, 2002, and 2001, respectively. The company recognized compensation expense related to this plan of $9,337,000, $5,604,000, and $3,812,000 during the fiscal years ended October 31, 2003, 2002, and 2001, respectively.
  The company’s stockholders have approved The Toro Company Annual Management Incentive Plan II (annual incentive plan), which includes a Common Stock acquisition and retention feature (Stock Retention Award). If the Compensation Committee of the Board of Directors grants a Stock Retention Award, the recipient may elect to convert up to 50 percent of a cash bonus award into Common Stock, or defer up to 50 percent of the cash bonus through The Toro Company Deferred Compensation Plan for Officers into units having a value based on shares of Common Stock. In either case, the participant would receive additional compensation in the form of one additional share or unit of Common Stock for every two shares or units acquired upon conversion. These matching shares or units vest in increments of 25 percent of the total number of matching shares or units as of the end of each of the second, third, fourth, and fifth years after the date the shares are issued or units are credited. Compensation expense related to this plan was $2,326,000, $2,273,000, and $1,587,000 for fiscal years ended October 31, 2003, 2002, and 2001, respectively. No matching awards were granted with respect to fiscal 2003, 2002, or 2001.
  On July 31, 1995, the company issued 34,934 shares of restricted stock and 34,934 performance units to the Chief Executive Officer under the terms of The Toro Company Chief Executive Officer Succession Incentive Award Agreement, which was approved by stockholders in 1995. The value of each performance unit is equal to the fair market value of a share of common stock. The restricted stock and performance units vest based upon achievement of specified succession planning goals. Dividends are paid with respect to the restricted stock and the shares may be voted. Portions of the restricted stock and performance unit awards may be forfeited if specified goals are not achieved at various dates, ending on October 31, 2005 or termination of employment. For each of the fiscal years ended October 31, 2000 and 1999, 5,240 shares and performance units vested. Compensation expense related to this plan was $1,293,000, $730,000, and $439,000 for the fiscal years ended October 31, 2003, 2002, and 2001, respectively. 24,454 shares and 24,454 performance units remain unvested as of October 31, 2003.

11	EMPLOYEE BENEFIT PROGRAMS AND POSTRETIREMENT BENEFIT PLANS

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $13,493,000, $12,660,000, and $12,300,000 for the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

  The company also sponsors a plan that provides health-care benefits to eligible employees upon retirement, up to age 65. The health-care benefit plan is contributory, with retiree contributions based on active employee participation rates. The company funds these benefits for retirees on an annual basis.
  Reconciliation of the funded status of this plan is as follows:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002

Projected Benefit Obligation
Beginning obligations	$6,462	$3,443
Service cost	388	193
Interest cost	427	246
Actuarial loss	7,764	2,900
Benefits paid	(308)	(320)

Ending Obligations	$14,733	$6,462

Funded Status of Plan	$(14,733)	$(6,462)
Unrecognized actuarial loss	11,812	4,310

Net Amount Recognized	$(2,921)	$(2,152)

  The ending obligation increase from fiscal 2002 to fiscal 2003 was the result of a significant change in assumption related to higher level of participants receiving benefits under the plan due to a higher than anticipated early retirement rate.
  Assumptions used in calculations are:

Fiscal years ended October 31	2003	2002

Discount rate used to determine year-end obligation	6.00%	6.75%
Discount rate used to determine fiscal year expense	6.75%	7.50%
Annual increase in cost of benefits	10.00%	18.00%

  The annual increase in cost of postretirement benefits is assumed to increase to 12 percent in fiscal 2004 and then decrease gradually in future years, reaching an ultimate rate of 4.5 percent in fiscal 2010.
  Components of net benefit cost each fiscal year are as follows:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002	2001

Service cost	$388	$193	$154
Interest cost	427	246	257
Amortization of losses	262	80	93

Net expense	$1,077	$519	$504

  Assumed trend rates for health-care costs have an important effect on the amounts reported for postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point, the postretirement benefit obligation as of October 31, 2003 would increase by $1,637,000. If the health-care cost trend rate decreased by 1 percentage point, the postretirement benefit obligation as of October 31, 2003 would decrease by $1,353,000.
  In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees. The plan assets, liabilities, and expenses related to these plans were not significant to the company’s consolidated financial results.

12	SEGMENT DATA

Toro develops, manufactures, and sells a wide variety of turf maintenance products used in the professional and residential markets. The company’s principal businesses are based on Toro’s ability to provide comprehensive, integrated solutions that create, maintain, enhance, and conserve beautiful and functional landscapes. The company’s reportable segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations.

Reportable Segments

The professional segment consists of turf equipment and irrigation products. Turf equipment products include grounds maintenance equipment, golf mowing equipment, landscape contractor mowing equipment, landscape creation equipment, and other maintenance equipment. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and agricultural drip tape and hose products. These products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal and industrial properties, agricultural grounds, and residential and commercial landscapes.
  The residential segment consists of walk power mowers, riding mowers and tractors, snowthrowers, homeowner-installed irrigation systems, replacement parts, and electric home solutions products, including trimmers, blowers and blower vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers as well as over the Internet.

  The distribution segment consists of four company-owned domestic distributor operations. These distribution companies sell Toro and non-Toro professional and residential products directly to dealers, retailers, and end-user customers.
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
  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional, residential, and distribution business segment results based on earnings (loss) before interest expense, income taxes, and cumulative effect of change in accounting principle. The other segment operating loss includes corporate activities, other income, net, and interest expense. The business segment’s operating profits or losses include direct costs incurred at the segment’s operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs, which these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

      The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Fiscal years ended October 31	Professional[1]	Residential[2]	Distribution	Other	Total

2003
Net sales	$929,434	$506,466	$133,957	$(73,269)	$1,496,588
Intersegment gross sales	81,421	7,985	–	(89,406)	–
Earnings (loss) before income taxes	146,756	55,460	(505)	(80,793)	120,918
Total assets	412,361	180,767	46,232	288,072	927,432
Capital expenditures	23,838	12,759	413	7,653	44,663
Depreciation and amortization	16,196	7,816	636	8,525	33,173

2002
Net sales	$862,294	$474,333	$158,935	$(96,289)	$1,399,273
Intersegment gross sales	99,553	10,764	–	(110,317)	–
Earnings (loss) before income taxes and accounting change	111,709	51,916	2,251	(79,077)	86,799
Total assets	399,024	162,442	51,823	232,851	846,140
Capital expenditures	21,240	17,789	685	6,317	46,031
Depreciation and amortization	16,860	6,559	537	6,976	30,932

2001
Net sales	$858,855	$432,176	$146,642	$(84,590)	$1,353,083
Intersegment gross sales	90,068	10,445	–	(100,513)	–
Earnings (loss) before income taxes	106,600	41,904	(361)	(68,066)	80,077
Total assets	430,637	142,361	61,836	200,840	835,674
Capital expenditures	16,828	12,422	971	5,441	35,662
Depreciation and amortization	24,980	5,779	981	5,431	37,171

[1]	Includes restructuring and other income of $0.4 million in fiscal 2003 and restructuring and other expense of $8.4 million in fiscal 2002.
[2]	Includes restructuring and other expense of $2.2 million in fiscal 2003 and restructuring and other income of $0.7 million in fiscal 2001.

  The following table presents the details of the other segment earnings (loss) before income taxes:

(Dollars in thousands)
Fiscal years ended October 31	2003	2002	2001

Corporate expenses	$(88,789)	$(77,414)	$(67,465)
Interest expense, net	(16,285)	(19,747)	(22,003)
Finance charge revenue	2,665	3,664	5,144
Elimination of corporate financing expense	15,095	14,712	15,923
Other income (expenses)	6,521	(292)	335

Total	$(80,793)	$(79,077)	$(68,066)

  Sales to one customer accounted for 13 percent of consolidated net sales in fiscal 2003 and 2002. There were no sales over 10 percent of consolidated net sales to any single customer in fiscal 2001.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Net property, plant, and equipment is based on physical location in addition to allocated capital tooling from United States plant facilities.

(Dollars in thousands)	United	Foreign
Fiscal years ended October 31	States	Countries	Total

2003
Net sales	$1,207,590	$288,998	$1,496,588
Net property, plant, and equipment	135,826	23,290	159,116

2002
Net sales	$1,137,670	$261,603	$1,399,273
Net property, plant, and equipment	137,309	19,470	156,779

2001
Net sales	$1,100,255	$252,828	$1,353,083
Net property, plant, and equipment	132,678	9,567	142,245

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

As of October 31, 2003, total rental expense for operating leases was $17,899,000, $16,732,000, and $15,933,000 for the fiscal years ended October 31, 2003, 2002, and 2001, respectively. As of October 31, 2003, future minimum lease payments under noncancelable operating leases amounted to $48,131,000 as follows: 2004, $13,474,000; 2005, $11,142,000; 2006, $8,833,000; 2007, $6,407,000; 2008, $5,280,000; and after 2008, $2,995,000.

Customer Financing

Wholesale Financing – Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor. Third party financing companies purchased $401,002,000 of receivables of the company’s financed products during fiscal 2003. The outstanding receivable balance owed from the company’s distributors and dealers to third party financing companies was $142,554,000 on October 31, 2003. The company’s maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $550,000 as of October 31, 2003. Toro also enters into limited inventory repurchase agreements with third party financing companies. As of October 31, 2003, the company was contingently liable to repurchase up to $3,728,000 of inventory related to receivables under these financing arrangements. Toro has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

End-User Financing – During fiscal 2002, Toro entered into an agreement with a third party financing company to provide lease-financing options to domestic golf course and some grounds equipment customers. Under the terms of this agreement, the company could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions under this program. The company’s maximum exposure for credit collection and residual value as of October 31, 2003 was $3,415,000. The company has established a reserve for the estimated exposure related to this program.

  In the normal course of business, the company has arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, Toro’s company-owned distributorships also guarantee the residual value at the end of leases with third party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2003 was $965,000.

Purchase Commitments

As of October 31, 2003, the company had $4,228,000 of purchase commitments with some suppliers for materials and supplies as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for either early termination or failure to purchase contracted quantities. The company does not expect potential payments under these provisions to materially affect its results of operations or financial condition.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2003 and 2002, the company had $16,211,000 and $12,159,000, respectively, in outstanding letters of credit.

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
  To prevent possible infringement of its patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews patents issued by the U.S. Patent and Trademark Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps the company minimize risk of patent infringement litigation. The company is currently involved in commercial disputes and patent litigation cases, both where it is asserting patents and commercial disputes and where it is defending against charges of infringement and commercial disputes. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.

14	FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable, which are concentrated in three business segments; professional, residential, and distribution markets for outdoor landscape equipment and systems. The credit risk associated with these segments is limited because of the large number of customers in the company’s customer base and their geographic dispersion, except for the residential segment that has significant sales to The Home Depot.

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
  The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) to earnings. During fiscal 2003, 2002, and 2001, the amount of losses reclassified to earnings for such cash flow hedges was $4,574,000, $513,000, and $1,063,000, respectively. As of October 31, 2003, the amount of such contracts outstanding was $95,995,000. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of October 31, 2003 was $2,185,000.
  The company also enters into other foreign currency exchange contracts to hedge intercompany financing transactions and other activities, which do not meet the hedge accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.
  The company also enters into foreign currency exchange contracts on behalf of certain distributors in order to cover a portion of the payments owed by the distributor to the company. Any currency gains or losses incurred by the company are reimbursed to or by the distributor.

Fair Value

Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, short-term debt, and accounts payable, carrying value is a reasonable estimate of fair value. The estimate of fair value for the company’s foreign currency contracts as of October 31, 2003 and 2002 was a net liability of $3,963,000 and $996,000, respectively.
  As of October 31, 2003, the estimated fair value of long-term debt with fixed interest rates was $196,686,000 compared to its carrying value of $178,921,000. As of October 31, 2002, the estimated fair value of long-term debt with fixed interest rates was $204,227,000 compared to its carrying value of $194,581,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

15	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2003 and fiscal 2002 are as follows:

Fiscal year ended
October 31, 2003
(Dollars in thousands,
except per share data)
Quarter	First	Second[1]	Third[2]	Fourth[3]

Net sales	$295,962	$495,840	$394,524	$310,262
Gross profit	105,581	175,632	146,950	107,296
Net earnings	6,981	41,971	27,044	5,624
Basic net earnings per share	0.28	1.68	1.08	0.22
Diluted net earnings per share	0.27	1.61	1.03	0.21

[1]	Includes restructuring and other income of $0.2 million.
[2]	Includes restructuring and other expense of $1.7 million.
[3]	Includes restructuring and other expense of $0.3 million.

Fiscal year ended
October 31, 2002
(Dollars in thousands,
except per share data)
Quarter	First[1,2]	Second	Third	Fourth[3]

Net sales	$277,915	$470,314	$375,632	$275,412
Gross profit	95,307	162,052	128,939	98,964
Earnings (loss) before accounting change	(5,121)	38,138	21,922	4,992
Net earnings (loss)	(29,735)	38,138	21,922	4,992
Basic net earnings (loss) per share before accounting change	(0.20)	1.51	0.87	0.20
Basic net earnings (loss) per share	(1.19)	1.51	0.87	0.20
Diluted net earnings (loss) per share before accounting change	(0.20)	1.46	0.84	0.19
Diluted net earnings (loss) per share	(1.19)	1.46	0.84	0.19

[1]	Includes non-cash impairment charges of $24.6 million, net of income tax benefit of $0.5 million, recognized as a cumulative effect of change in accounting principle.

[2]	Includes restructuring and other expense of $9.9 million.
[3]	Includes restructuring and other income of $1.5 million.

16	ELEVEN-YEAR FINANCIAL DATA (unaudited)

(Dollars and shares in millions, except per share data)
Fiscal years ended October 31[1,8]	2003	2002	2001	2000	1999	1998[4]	1997[7]	1996	1995	1994	1993

OPERATING RESULTS:
Net sales[2]	$1,496.6	$1,399.3	$1,353.1	$1,339.0	$1,279.7	$1,111.3	$1,052.8	$930.9	$919.4	$864.3	$706.6
Net sales growth from prior year	7.0%	3.4%	1.1%	4.6%	15.1%	5.6%	13.1%	1.3%	6.4%	22.3%	10.6%
Earnings, before accounting change [3,5,6]	$81.6	$59.9	$50.4	$45.3	$35.1	$4.1	$34.8	$36.4	$32.4	$32.4	$15.3
Percentage of net sales	5.5%	4.3%	3.7%	3.4%	2.7%	0.4%	3.3%	3.9%	3.5%	3.8%	2.2%
Net earnings[3]	$81.6	$35.3	$50.4	$45.3	$35.1	$4.1	$34.8	$36.4	$32.4	$32.4	$15.3
Diluted net earnings per share, before accounting change[3,5,6]	3.12	2.32	1.93	1.74	1.32	0.16	1.40	1.45	1.25	1.25	0.61
Return on average stockholders’ equity	20.3%	10.0%	15.3%	15.2%	12.9%	1.6%	15.3%	18.0%	17.5%	20.2%	11.4%

SUMMARY OF FINANCIAL POSITION:
Working capital	$370.8	$298.4	$271.6	$249.3	$225.9	$221.2	$234.2	$197.1	$165.1	$176.2	$156.9
Long-term debt, less current portion	175.1	178.8	194.6	194.5	195.6	196.8	177.7	53.0	53.4	70.4	87.3
Stockholders’ equity	437.2	365.3	341.4	317.2	279.7	263.4	241.2	213.6	190.9	178.7	141.9
Debt to capitalization ratio	29.3%	34.9%	40.2%	39.4%	47.5%	46.4%	47.6%	30.7%	36.6%	33.8%	46.5%

OTHER STATISTICAL DATA:
Book value per share of common stock	17.93	15.01	13.92	12.62	11.13	10.32	9.90	8.88	7.85	7.03	5.74
Cash dividends per share of common stock	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24
Market price range –
High price	50.41	32.11	25.00	19.000	19.7500	23.1563	21.88	18.125	16.125	15.250	13.375
Low price	30.15	20.96	16.38	14.063	11.0938	8.2500	15.75	14.188	12.813	10.438	7.063
Average number of employees	5,367	5,395	5,380	5,040	4,923	4,695	4,309	3,610	3,638	3,434	3,117

[1]	In 1995, the company changed its fiscal year end from July 31 to October 31. Therefore, the year-end’s prior to 1996 are unaudited and were restated to include twelve months of data through the Friday closest to October 31 for comparative purposes.

[2]	The adoption of Emerging Issues Task Force issues 00-10, 00-14, and 00-25 resulted in a (decrease) increase of net sales for fiscal 2001, 2000, 1999, 1998, and 1997 by ($5.2) million, $2.1 million, $4.7 million, $0.9 million, and $1.6 million, respectively. 1996 and prior years have not been restated.

[3]	2003, 2002, 2001, 1999, 1998, and 1997, includes net restructuring and other expense (income) of $1.8 million, $8.4 million, ($0.7) million, $1.7 million, $15.0 million, and $2.6 million, respectively.

[4]	The company’s consolidated financial statements include results of operations of Exmark from November 1, 1997 and Drip In from February 1, 1998, dates of acquisition.

[5]	2002 net earnings and diluted net earnings per share after cumulative effect of change in accounting principle of $24.6 million, or $0.95 per diluted share, were $35.3 million and $1.37, respectively.

[6]	1997 net earnings and diluted net earnings per share includes a loss on the early retirement of debt of $1.7 million, or $0.07 per diluted share.

[7]	The company’s consolidated financial statements include results of operations of the James Hardie Irrigation Group from December 1, 1996, the date of acquisition.

[8]	Per share data has been adjusted for all fiscal years presented to reflect a two-for-one stock split effective April 1, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the company’s fiscal fourth quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

  Information regarding the directors of the company, additional information regarding certain executive officers, information regarding the company’s Code of Ethics and Code of Conduct, and other information required by Item 10 of Part III of this report is incorporated by reference to information to be contained under the captions “Proposal One – Election of Directors – Nominees for Election to Board of Directors”, “Proposal One – Election of Directors – Members of Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance – Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers”, in the company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation and other information required by Item 11 of Part III of this report is incorporated herein by reference to information to be contained under the caption “Executive Compensation” and “Proposal One – Election of Directors – Board Compensation” in the company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management of the company, equity compensation plan information, and other information required by Item 12 of Part III of this report is incorporated herein by reference to information to be contained under the captions “Stock Ownership” and “Executive Compensation – Equity Compensation Plan Information” in the company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the company’s independent auditor fees and services and other information required by Item 14 of Part III of this report is incorporated herein by reference to information to be contained under the captions “Proposal Two – Ratify Selection of Independent Auditor – Audit, Audit-Related, Tax and Other Fees” and “Proposal Two – Ratify Selection of Independent Auditor – Auditor Fees Pre-approval Policy” in the company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. List of Financial Statements

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Item 8 of Part II:

•	Independent Auditors’ Report
•	Consolidated Statements of Earnings for the fiscal years ended October 31, 2003, 2002, and 2001
•	Consolidated Balance Sheets as of October 31, 2003 and 2002
•	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2003, 2002, and 2001
•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2003, 2002, and 2001
•	Notes to Consolidated Financial Statements

(a) 2. List of Financial Statement Schedules

The following financial statement schedule of The Toro Company and its subsidiaries are included herein:

•	Schedule II — Valuation and Qualifying Accounts

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

10(a)      Form of Employment Agreement in effect for executive officers of Registrant (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(b)      The Toro Company Directors Stock Plan (incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

10(c)      The Toro Company Annual Management Incentive Plan II for officers of Registrant (incorporated by reference to the appendix to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on January 31, 2002).*

10(d)      The Toro Company 1993 Stock Option Plan (incorporated by reference to Exhibit 10(f) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(e)      The Toro Company Performance Share Plan (incorporated by reference to the appendix to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on January 31, 2002).*

10(f)      The Toro Company 2000 Stock Option Plan (incorporated by reference to the appendix to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on January 31, 2002).*

10(g)      The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

10(h)      The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(i)      The Toro Company Chief Executive Officer Succession Incentive Award Agreement (incorporated by reference to Exhibit 10(j) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002).*

10(j)      The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002).*

10(k)      The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(l)      The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10(m) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(m)      Multi-Year Credit Agreement dated as of February 22, 2002, by and among The Toro Company and Toro Credit Company, the borrowers and other obligated parties named therein, Bank of America, N.A. as Administrative Agent, U.S. Bank National Association and Suntrust Bank as co-syndication agents, Harris Trust and Savings Bank and Wells Fargo Bank, National Association as co-documentation agents, and Banc of America Securities LLC as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10(n) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003).

10(n)      Amendment No. 1 to Multi-Year Credit Agreement dated as of December 11, 2002, by and among The Toro Company and Toro Credit Company, the borrowers, Toro Manufacturing LLC, Bank of America, N.A. as Administrative Agent, and each of the Banks as defined in the Multi-Year Credit Agreement dated as of February 22, 2002 (incorporated by reference to Exhibit 10(o) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003).

10(o)      Amendment No. 2 to Multi-Year Credit Agreement dated as of July 9, 2003, by and among The Toro Company and Toro Credit Company, the borrowers, Exmark Manufacturing Company Incorporated, Bank of America, N.A. as Administrative Agent, and each of the Banks as defined in the Multi-Year Credit Agreement dated as of February 22, 2002 (incorporated by reference to Exhibit 10(p) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003).

10(p)      Loan Agreement dated as of July 9, 2003 among Toro Receivables Company, as borrower, and The Toro Company, as servicer, and Three Pillars Funding Corporation, as lender, and Suntrust Capital Markets, Inc., as administrator (incorporated by reference to Exhibit 10(p) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003).

12      Computation of Ratio of Earnings to Fixed Charges

21      Subsidiaries of Registrant

23      Independent Auditors’ Consent

31(a)      Certification Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)      Certification Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

(b)      Reports on Form 8-K

During the fiscal quarter ended October 31, 2003, Toro furnished a Current Report on Form 8-K dated August 26, 2003 pursuant to Item 12 that attached a press release announcing Toro’s financial results for the fiscal quarter ended August 1, 2003.

(c)      Exhibits

See Item 15(a)(3) above.

(d)      Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance as of	Charged to			Balance as of
	the beginning	costs and			the end of
Description	of the fiscal year	expenses[1]	Other[2]	Deductions[3]	the fiscal year

Fiscal year ended October 31, 2003
Allowance for doubtful accounts and notes receivable reserves	$7,209,000	$1,347,000	$(249,000)	$5,886,000	$2,421,000

Fiscal year ended October 31, 2002
Allowance for doubtful accounts and notes receivable reserves	$5,105,000	$4,702,000	–	$2,598,000	$7,209,000

Fiscal year ended October 31, 2001
Allowance for doubtful accounts and notes receivable reserves	$6,908,000	$1,548,000	$104,000	$3,455,000	$5,105,000

[1]	Provision, net of recoveries.

[2]	Addition (reduction) to allowance for doubtful accounts due to acquisitions and divestiture.

[3]	Uncollectible accounts charged off.

	Balance as of	Charged to		Balance as of
	the beginning	costs and		the end of
Description	of the fiscal year	expenses[1]	Deductions[2]	the fiscal year

Fiscal year ended October 31, 2003
Accrued warranties	$53,590,000	$46,067,000	$40,285,000	$59,372,000

Fiscal year ended October 31, 2002
Accrued warranties	$57,882,000	$43,042,000	$47,334,000	$53,590,000

Fiscal year ended October 31, 2001
Accrued warranties	$55,985,000	$43,418,000	$41,521,000	$57,882,000

[1]	Provision, net of recoveries.

[2]	Warranty claims processed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY (Registrant)

By	/s/ Stephen P. Wolfe	Dated: January 12, 2004

Stephen P. Wolfe Vice President – Finance Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendrick B. Melrose Kendrick B. Melrose	Chairman, Chief Executive Officer and Director (principal executive officer)	January 12, 2004

/s/ Stephen P. Wolfe Stephen P. Wolfe	Vice President – Finance, Treasurer and Chief Financial Officer (principal financial officer)	January 12, 2004

/s/ Randy B. James Randy B. James	Vice President, Controller (principal accounting officer)	January 12, 2004

/s/ Ronald O. Baukol Ronald O. Baukol	Director	January 12, 2004

/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	January 12, 2004

/s/ Winslow H. Buxton Winslow H. Buxton	Director	January 12, 2004

/s/ Janet K. Cooper Janet K. Cooper	Director	January 12, 2004

/s/ Katherine J. Harless Katherine J. Harless	Director	January 12, 2004

/s/ Robert H. Nassau Robert H. Nassau	Director	January 12, 2004

/s/ Dale R. Olseth Dale R. Olseth	Director	January 12, 2004

/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	January 12, 2004

/s/ Christopher A. Twomey Christopher A. Twomey	Director	January 12, 2004

/s/ Edwin H. Wingate Edwin H. Wingate	Director	January 12, 2004