Form 10-Q
period 2004-01-30
TORO CO
filed 2004-03-11
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 30, 2004

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

The number of shares of Common Stock outstanding as of February 27, 2004 was 24,209,567.

THE TORO COMPANY
INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings (Unaudited) - Three Months Ended January 30, 2004 and January 31, 2003	3
	Condensed Consolidated Balance Sheets (Unaudited) - January 30, 2004, January 31, 2003 and October 31, 2003	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended January 30, 2004 and January 31, 2003	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION:
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	21
Item 6.	Exhibits and Reports on Form 8-K	22
	Signatures	23

PART I.

Item 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 30,	January 31,
	2004	2003
Net sales	$313,573	$295,962
Cost of sales	200,963	190,381

Gross profit	112,610	105,581
Selling, general, and administrative expense	96,037	96,351
Restructuring and other income	(22)	—

Earnings from operations	16,595	9,230
Interest expense	(3,882)	(4,092)
Other income, net	1,309	5,282

Earnings before income taxes	14,022	10,420
Provision for income taxes	4,697	3,439

Net earnings	$9,325	$6,981

Basic net earnings per share of common stock	$0.37	$0.28

Diluted net earnings per share of common stock	$0.36	$0.27

Weighted average number of shares of common stock outstanding - Basic	24,926	24,921
Weighted average number of shares of common stock outstanding - Dilutive	26,129	25,843

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	January 30,	January 31,	October 31,
	2004	2003	2003
ASSETS
Cash and cash equivalents	$17,925	$87	$110,287
Receivables, net	311,451	311,892	280,124
Inventories, net	271,071	267,376	228,909
Prepaid expenses and other current assets	13,710	11,689	12,484
Deferred income taxes	43,253	39,474	42,111

Total current assets	657,410	630,518	673,915

Property, plant, and equipment	469,281	449,040	469,924
Less accumulated depreciation	308,552	289,566	310,808

	160,729	159,474	159,116
Deferred income taxes	1,181	4,196	1,181
Other assets	20,088	14,253	12,353
Goodwill	78,081	77,891	78,013
Other intangible assets, net	2,672	1,769	2,854

Total assets	$920,161	$888,101	$927,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$225	$15,846	$3,830
Short-term debt	2,308	25,024	2,138
Accounts payable	84,766	90,397	73,976
Accrued liabilities	212,790	194,917	223,192

Total current liabilities	300,089	326,184	303,136

Long-term debt, less current portion	175,080	178,724	175,091
Deferred revenue and other long-term liabilities	11,775	8,259	12,003
Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 50,000,000 shares, issued and outstanding 24,091,130 shares as of January 30, 2004 (net of 2,924,980 treasury shares), 24,437,062 shares as of January 31, 2003 (net of 2,579,048 treasury shares), and 24,388,999 shares as of October 31, 2003 (net of 2,627,111 treasury shares)	24,091	24,438	24,389
Additional paid-in capital	—	15,864	7,658
Retained earnings	421,621	347,845	417,973
Accumulated other comprehensive loss	(12,495)	(13,213)	(12,818)

Total stockholders’ equity	433,217	374,934	437,202

Total liabilities and stockholders’ equity	$920,161	$888,101	$927,432

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 30,	January 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$9,325	$6,981
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash asset impairment (recovery)	(52)	—
Provision for depreciation and amortization	8,560	7,925
Gain on disposal of property, plant, and equipment	(113)	(4)
Increase in deferred income taxes	(921)	(627)
Tax benefits related to employee stock option transactions	522	—
Changes in operating assets and liabilities:
Receivables, net	(40,286)	(54,800)
Inventories, net	(39,289)	(46,134)
Prepaid expenses and other current assets	3,173	(1,230)
Accounts payable, accrued expenses, and deferred revenue	(449)	12,915

Net cash used in operating activities	(59,530)	(74,974)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,015)	(11,182)
Proceeds from disposal of property, plant, and equipment	1,285	31
(Increase) decrease in investment in affiliates	(1,065)	1,000
Decrease (increase) in other assets	78	(2,072)
Proceeds from sale of business	—	1,016

Net cash used in investing activities	(9,717)	(11,207)

Cash flows from financing activities:
Increase in short-term debt	104	23,806
Repayments of long-term debt	(3,616)	(11)
Increase in other long-term liabilities	52	26
Proceeds from exercise of stock options	1,565	1,693
Purchases of common stock	(19,786)	(598)
Dividends on common stock	(1,501)	(1,495)

Net cash (used in) provided by financing activities	(23,182)	23,421

Effect of exchange rates on cash	67	31

Net decrease in cash and cash equivalents	(92,362)	(62,729)
Cash and cash equivalents as of the beginning of the period	110,287	62,816

Cash and cash equivalents as of the end of the period	$17,925	$87

Supplemental disclosures of cash flow information:
Stock issued in connection with stock compensation plans	$5,567	$3,672
Accounts receivable converted to long-term notes receivable	6,439	—

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 30, 2004

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the three months ended January 30, 2004 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2004. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003. The policies described in that report are used for preparing quarterly reports.

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

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2004	2003
Net earnings	$9,325	$6,981
Other comprehensive income (loss):
Cumulative translation adjustments	1,057	592
Unrealized loss on derivative instruments	(734)	(1,202)

Comprehensive income	$9,648	$6,371

Stock-Based Compensation

The company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related Interpretations. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands, except per share data)	2004	2003
Net earnings, as reported	$9,325	$6,981
Add: Stock-based employee compensation costs, net of tax, included in net earnings	1,122	832
Deduct: Stock-based employee compensation costs, including stock options, net of tax, if fair value method had been applied	(2,773)	(4,729)

Pro forma net earnings	$7,674	$3,084

Net earnings per share data:
As reported — Basic	$0.37	$0.28

Pro forma — Basic	$0.31	$0.12

As reported — Diluted	$0.36	$0.27

Pro forma – Diluted	$0.30	$0.12

Per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

	January 30,	January 31,	October 31,
(Dollars in thousands)	2004	2003	2003
Raw materials and work in process	$80,269	$74,834	67,753
Finished goods and service parts	240,436	233,973	208,176

	320,705	308,807	275,929
Less: LIFO	32,151	26,903	32,151
Other reserves	17,483	14,528	14,869

Total	$271,071	$267,376	$228,909

Restructuring Activity

In fiscal 2003, the company announced plans to close its two-cycle engine manufacturing facility located in Oxford, Mississippi, which will cease operations in fiscal 2004. Approximately 115 job positions and related staff reductions will be lost in connection with closing this facility. As of the end of the first quarter of fiscal 2004, the restructuring and other expense reserve also included costs that will be incurred until the Madera, California manufacturing facility is sold and until all operations at the Riverside, California facility are relocated to other facilities. Therefore, the company will incur ongoing costs after the facilities are closed and until they are sold, which is captioned in “Other” below.

The following is an analysis of the company’s restructuring and other expense and reserve accounts:

	Asset	Severance
(Dollars in thousands)	Impairment	& Benefits	Other	Total
Balance as of October 31, 2003	$—	$844	$229	$1,073
Changes in estimates	(52)	—	2	(50)
Other costs	—	—	28	28
Utilization	52	—	(47)	5

Balance as of January 30, 2004	$—	$844	$212	$1,056

The company expects a majority of the remaining accruals to be utilized by the end of the second quarter of fiscal 2004.

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

	January 30,	January 31,
(Shares in thousands)	2004	2003
Basic
Weighted average number of shares of common stock	24,883	24,879
Assumed issuance of contingent shares	43	42

Weighted average number of shares of common stock and assumed issuance of contingent shares	24,926	24,921

Dilutive
Weighted average number of shares of common stock and assumed issuance of contingent shares	24,926	24,921
Assumed conversion of stock options	1,203	922

Weighted average number of shares of common stock, assumed issuance of contingent shares, and assumed conversion of stock options	26,129	25,843

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)	Professional	Residential	Distribution	Other	Total
Three months ended January 30, 2004
Net sales	$207,678	$97,887	$19,653	$(11,645)	$313,573
Intersegment gross sales	13,934	831	—	(14,765)	—
Earnings (loss) before income taxes	28,449	8,337	(2,173)	(20,591)	14,022
Total assets	457,759	203,154	43,480	215,768	920,161
Three months ended January 31, 2003
Net sales	$193,444	$94,665	$18,600	$(10,747)	$295,962
Intersegment gross sales	12,044	843	—	(12,887)	—
Earnings (loss) before income taxes	27,756	8,661	(3,358)	(22,639)	10,420
Total assets	449,869	193,068	36,158	209,006	888,101

The following table presents the details of the Other segment earnings (loss) before income taxes:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2004	2003
Corporate expenses	$(20,477)	$(24,244)
Finance charge revenue	464	848
Elimination of corporate financing expense	2,529	2,332
Interest expense, net	(3,882)	(4,092)
Other income	775	2,517

Total	$(20,591)	$(22,639)

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2004 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2003	$68,985	$9,028	$78,013
Translation adjustment	18	50	68

Balance as of January 30, 2004	$69,003	$9,078	$78,081

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	January 30, 2004		October 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,017)	$6,553	$(4,931)
Non-compete agreements	1,000	(644)	1,000	(593)
Other	1,700	(920)	1,700	(875)

Total	$9,253	$(6,581)	$9,253	$(6,399)

Total other intangible assets, net	$2,672		$2,854

Amortization expense for intangible assets during the first quarter of fiscal 2004 was $182,000. Estimated amortization expense for the remainder of fiscal 2004 and succeeding fiscal years is as follows: 2004 (remainder), $466,000; 2005, $628,000; 2006, $601,000; 2007, $407,000; 2008, $281,000; 2009, $121,000 and after 2009, $168,000.

Warranty Guarantees

The company’s products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty lengths vary by product line, ranging from a period of six months to seven years, and coverage includes parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized distributor or dealer must perform warranty work and submit claims for warranty reimbursement, which the company pays as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the three-month periods ended were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance
January 30, 2004	$59,372	$7,876	$(8,220)	$1,089	$60,117
January 31, 2003	$53,590	$7,784	$(9,243)	$811	$52,942

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange rates. The company uses derivative instruments only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes. The company documents all relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the quarter ended January 30, 2004, the amount of losses reclassified to earnings for such cash flow hedges was $2.7 million. As of January 30, 2004, the amount of such contracts outstanding was $89.9 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of January 30, 2004 was $2.9 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not subject to the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied as of the beginning of the first interim or annual period ending after December 15, 2003. The company has evaluated the provisions of FIN 46 and determined that the company does not have any material variable interest entities and does not have any variable interest entities that require consolidation into the company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment, turf and agricultural irrigation systems, landscaping equipment, and residential yard products worldwide. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As we begin our new initiative, “6 + 8”, we will aggressively invest in product development and brand building. The goals of this initiative are to achieve an after-tax return on sales of 6 percent or better and grow revenues at an average rate of 8 percent or better by the end of fiscal 2006.

RESULTS OF OPERATIONS

Overview

The results for the first quarter of fiscal 2004 were very strong. Our net earnings rose 33.6 percent compared to the first quarter of fiscal 2003 on a sales growth rate of 6.0 percent. Sales for most of our product lines increased mainly as a result of successful new product introductions. In addition, our customers are anticipating strong retail demand during fiscal 2004 reflecting expectations of economic growth and positive response for our new products. Our financial condition remains strong with only modest increases in average receivables and inventory levels. As part of our next generation initiative “6 + 8”, we plan to leverage the positive momentum we have generated over the last several of years while investing in the future through investments in engineering, brand building, and market expansion. Our employees are embracing the ideas and tools introduced through the use of “Lean” manufacturing concepts, which are designed to eliminate waste throughout the company. The first quarter of fiscal 2004 results were strong, and we are optimistic results for the full fiscal year of 2004 will end strong. However, as net sales and earnings for the first quarter of our fiscal year are typically lower than other quarters, the results of our first quarter are not necessarily an indicator of spring season sales trends, which are still ahead. We expect an improvement in sales growth in fiscal 2004 compared to the sales growth in fiscal 2003, and also anticipate double-digit diluted earnings per share growth, while keeping a cautionary eye on the world economies, weather, and commodity prices which could cause actual results to differ from our outlook.

Net Earnings

First quarter net earnings were $9.3 million or $0.36 per diluted share compared to $7.0 million or $0.27 per diluted share last year, a significant increase of over 33 percent. This increase is even greater considering last year’s earnings were benefited from a gain for a legal settlement of $3.4 million ($2.1 million net of tax). The primary factors contributing to this increase were higher sales volumes, an increase in gross margins, and lower selling, general, and administrative costs.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	January 30,	January 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	64.1	64.3

Gross profit	35.9	35.7
Selling, general, and administrative expense	(30.6)	(32.6)
Interest expense	(1.2)	(1.4)
Other income, net	0.4	1.8
Provision for income taxes	(1.5)	(1.1)

Net earnings	3.0%	2.4%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2004 were up 6.0 percent compared to last year’s first quarter due primarily to early stocking orders and market acceptance of new professional segment product introductions as well as favorable currency rates, which contributed almost one-third of the sales growth. International sales were up 11.7 percent compared to last year driven primarily by a weaker U.S. dollar as well as new product introductions. Disregarding currency effects, international sales increased 3.1 percent. Residential segment sales were also up due to increased sales into international markets as well as new product introductions. Distribution segment sales also increased for the quarter comparison due to strong shipments of commercial equipment and snowthrower products.

Gross Profit

Gross profit for the first quarter of fiscal 2004 increased 6.7 percent compared to the first quarter of fiscal 2003. As a percentage of net sales, gross profit for the first quarter of fiscal 2004 was 35.9 percent compared to 35.7 percent in the first quarter of fiscal 2003. The increase was the result of the following factors: (i) cost reduction efforts that included moving production to lower cost facilities; (ii) ongoing benefits from past and continuing profit improvement initiatives; and (iii) favorable foreign currency exchange rates compared to the U.S. dollar. Somewhat offsetting those positive factors was higher outbound freight expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) for the first quarter of fiscal 2004 decreased slightly by 0.3 percent compared to the same period last year. SG&A as a percentage of net sales was 30.6 percent in the first quarter of fiscal 2004 compared to 32.6 percent in the first quarter of fiscal 2003. The decrease was due mainly to: (i) costs for distributor changes last year that did not occur this year; (ii) a decline in bad debt expense as we collected receivables previously written off; and (iii) lower incentive compensation expense. Somewhat offsetting those decreases were: (i) continued investments in information systems and (ii) increased investments in engineering as part of our new “6 + 8” initiative.

Restructuring and Other Income

In the first quarter of fiscal 2004, we incurred $22,000 of restructuring and other income, net, primarily related to changes in reserve estimates for the previously announced closure of our Oxford, Mississippi facility. In the first quarter of fiscal 2003, there were no charges for restructuring and other expense.

Interest Expense

Interest expense for the first quarter of fiscal 2004 decreased 5.1 percent compared to the first quarter of fiscal 2003, due primarily to lower levels of debt as we continue to use earnings to finance operating activities and pay down debt.

Other Income, Net

Other income, net for the first quarter of fiscal 2004 was $1.3 million compared to $5.3 million in the same period last year. The decrease was due primarily to the following items incurred or realized last year: (i) a gain from a legal settlement; (ii) insurance recoveries; and (iii) gain from the sale of a distributorship. Somewhat offsetting those declines were higher levels of royalty income in the first quarter of fiscal 2004 compared to the same period last year.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2004 was 33.5 percent compared to 33.0 percent in the first quarter of fiscal 2003. The increase was due to an anticipated increase in domestic earnings, which is expected to dilute the benefits of export tax benefits.

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

The following table summarizes net sales by segment:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$207,678	$193,444	$14,234	7.4%
Residential	97,887	94,665	3,222	3.4
Distribution	19,653	18,600	1,053	5.7
Other	(11,645)	(10,747)	(898)	(8.4)

Total *	$313,573	$295,962	$17,611	6.0%

* Includes international sales of:	$75,378	$67,456	$7,922	11.7%

The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$28,449	$27,756	$693	2.5%
Residential	8,337	8,661	(324)	(3.7)
Distribution	(2,173)	(3,358)	1,185	35.3
Other	(20,591)	(22,639)	2,048	9.0

Total	$14,022	$10,420	$3,602	34.6%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2004 were up 7.4 percent compared to the first quarter of fiscal 2003. Worldwide shipments of most product lines were up due to early stocking orders and the success of introducing new products. Field inventory levels for some product lines in this segment increased for the quarter comparison due to strong early season stocking orders of new products as well as our customers anticipating strong retail sales during fiscal 2004. International professional segment net sales also benefited from a weaker U.S. dollar.

Operating Earnings. Operating earnings for the professional segment were $28.4 million in the first quarter of fiscal 2004 compared to $27.8 million in the first quarter of fiscal 2003, an increase of 2.5 percent. Expressed as a percentage of net sales, professional segment operating margins were down to 13.7 percent compared to 14.3 percent in the first quarter of fiscal 2003. The decrease was due to a gain resulting from a legal settlement last year. Somewhat offsetting the profit decline was higher gross margins as a result of the same factors discussed previously in the Gross Profit section. In addition, SG&A expense as a percentage of net sales was down due to leveraging the fixed portion of SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2004 were up 3.4 percent compared to the first quarter of fiscal 2003. This increase was led by higher international sales due mainly to a weaker U.S. dollar and the introduction of new products. Snowthrower product shipments were also higher due to the successful introduction of our new two-stage snowthrower products as well as heavy snowfalls in key markets, which has also resulted in lower field inventory levels this year compared to last year. Lawn-Boy walk power mower sales also increased due mainly to higher shipments of new products to our distributors and dealers. Riding product sales were also up due to the introduction of new products and expanded store placement in the home center distribution channel for the new TimeCutter® zero-turning radius riding mowers. Electric blower product sales also increased due to abnormally low sales last year as a result of cold fall weather last year. Somewhat offsetting those increases were lower domestic shipments of Toro walk power mowers compared to the first quarter of fiscal 2003. Last year’s first quarter Toro walk power mower sales benefited from higher shipments to support early season retail promotional programs that will not occur in the same period this year.

Operating Earnings. Operating earnings for the residential segment decreased 3.7 percent in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Expressed as a percentage of net sales, residential segment operating margins decreased to 8.5 percent compared to 9.1 percent in the first quarter of fiscal 2003. The decrease was due mainly to lower gross margins as a result of higher tooling costs from new products introduced during the past year. In addition, SG&A costs were higher due mainly to increased warranty costs as a result of a special reserve for a product modification.

Distribution

Net Sales. Worldwide net sales for the distribution segment in the first quarter of fiscal 2004 were up 5.7 percent compared to the first quarter of fiscal 2003. This sales increase was due primarily to strong demand for commercial equipment and higher snowthrower shipments.

Operating Losses. Operating losses for the distribution segment were $2.2 million in the first quarter of fiscal 2004 compared to $3.4 million in the first quarter of fiscal 2003. This favorable change was due to higher sales volumes as well as the impact of profit improvement initiatives at the company-owned distributorships.

Other

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Professional and residential segment shipments to the company-owned distribution companies are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales elimination increased 8.4 percent, reflecting higher levels of shipments to the distribution companies.

Operating Losses. Operating losses for the other segment were down 9.0 percent compared to the first quarter of fiscal 2003. This loss decline was due to the following factors: (i) costs for distributor changes last year that did not occur this year; (ii) a decline in bad debt expense as we collected receivables previously written off; and (iii) lower interest expense. Somewhat offsetting those decreases were continued investments in information systems.

FINANCIAL POSITION

Working Capital

During the first quarter of fiscal 2004, our financial condition remained strong and emphasis continued on improving asset management. Average working capital for the first three months of fiscal 2004 was $361.1 million compared to $296.7 million for the first three months of fiscal 2003. The increase of 21.7 percent was due to lower average debt, higher average cash and cash equivalents, and higher average receivables, somewhat offset by higher average accounts payables and accrued liabilities. The primary factor contributing to the higher average working capital included lowering our average debt levels and using cash on hand to finance our operating activities. In addition, the main reason for the increase in average receivables was due to higher sales volumes and higher currency exchange rates. Average days outstanding for receivables remained unchanged at 88 days based on sales for the last twelve months ended January 30, 2004 compared to the twelve months ended January 31, 2003.

Liquidity and Capital Resources

Our businesses are working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, debt repayments, and stock repurchases through at least the next twelve months.

Cash Flow. Cash used in operating activities for the first three months of fiscal 2004 was 20.6 percent lower than the first three months of fiscal 2003, due primarily to higher earnings and lesser increases in receivables and inventory levels, somewhat offset by a lower increase in accounts payable and accrued liabilities. Cash used in investing activities was lower by 13.3 percent compared to the first quarter of fiscal 2003, due mainly to lower purchases of property, plant, and equipment as a result of higher levels of tooling and equipment costs incurred last year related to new products introduced during the past year. Cash used in financing activities was $23.2 million for the first three months of fiscal 2004 compared to cash provided by financing activities of $23.4 million for the first three months of fiscal 2003. This change was due to a lower increase in short-term debt during the first three months of fiscal 2004 compared to the first three months of fiscal 2003 as a result of using cash on hand to finance operating activities, as well as for repayments of long-term debt and repurchases of common stock.

Credit Lines and Other Capital Resources. Our business is seasonal, with peak borrowing generally occurring between February and May each year. Our U.S. seasonal working capital requirements are funded with a $175.0 million medium-term committed unsecured bank credit line with various banks, which expires in February 2005. We also have a $75.0 million secured credit line backed by a multi-year credit agreement. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $12.6 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average borrowings were $2.7 million in the first quarter of fiscal 2004 compared to $10.0 million in the first quarter of fiscal 2003. The decrease in average short-term debt resulted primarily from the use of cash to finance working capital requirements and higher average levels of accounts payables and accrued liabilities. As of January 30, 2004, we had $260.3 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreements are interest coverage and debt to total capitalization ratios. We were in compliance with all covenants related to our credit agreements as of January 30, 2004, and expect to be in compliance with all covenants for the remainder of fiscal 2004. Our credit agreements require compliance with all of the covenants defined in the agreements. However, if we are out of compliance with any debt covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the first quarter of fiscal 2004 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements relates to customer financing activities and inventory purchase commitments as well as operating lease commitments. See our most recent Annual Report filed on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. There has been no material change in this information.

Inflation

We are subject to the effects of inflation and changing prices. In our opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. However, there is no assurance that inflation will not materially affect us in the future. In fiscal 2004, we expect steel and aluminum prices to increase. We will attempt to deal with these and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing slight price increases.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Not all of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used or changes in the estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and coverage includes parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. We accrue at the time of sale by product line a warranty reserve for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other factors. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation, including performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, higher or lower than expected service costs for a repair, and other similar factors. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

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

Forward-Looking Information

Safe Harbor Statement. This Quarterly Report on Form 10-Q contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “anticipate”, “estimate”, “believe”, “should”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules and regulations and outstanding litigation on our business.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	Changes in global and domestic economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.

•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.

•	Our ability to achieve goals of the “6 + 8” initiative, which is intended to increase our after-tax return on sales to 6 percent or better and grow revenues at an average rate of 8 percent or better by the end of fiscal 2006.

•	Increased competition, including competitive pricing pressures, new product introductions, and financing programs offered by both domestic and foreign companies.

•	Fluctuations in the cost and availability of raw materials, such as steel, aluminum, oil and natural gas, and the ability to maintain favorable supplier arrangements and relationships.

•	Weather conditions that reduce demand for our products.

•	Our ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.

•	Our ability to achieve projected sales and earnings growth for fiscal 2004.

•	Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•	Elimination or reduction of shelf space for our products at retailers.

•	Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.

•	Changes in our relationship with and terms from third party financing sources utilized by our customers.

•	Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share, reduced sales, and higher warranty expense.

•	Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, move production between, and close manufacturing facilities.

•	The degree of recovery in the golf course market.

•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

•	Increased dependence on The Home Depot, Inc. as a customer for the residential segment.

•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

•	Governmental restrictions placed on water usage as well as water availability.

•	Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; and environmental laws.

•	The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

•	Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in our net earnings and cash flows. In the normal course of business, we actively manage the exposure to foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the use of a variety of derivative financial instruments. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash volatility associated with foreign exchange rate changes, and not for trading purposes. Our market risk on interest rates relates primarily to short-term debt and the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. See further discussions on these market risks below.

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

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the quarter ended January 30, 2004, the amount of losses reclassified to earnings for cash flow hedges was $2.7 million.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2004. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive income (loss), and fair value impact of derivative instruments in other income, net as of January 30, 2004 were as follows:

			Value in
			Accumulated
	Average		Other	Fair Value
Dollars in thousands	Contracted	Notional	Comprehensive	Impact
(except average contracted rate)	Rate	Amount	Income (Loss)	Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7069	$32,702.2	$(709.6)	$(1,864.8)
Buy US dollar/Sell Canadian dollar	0.7112	4,693.7	(211.2)	(47.5)
Buy US dollar/Sell Euro	1.1684	76,447.0	(3,699.7)	(1,258.4)
Buy Australian dollar/Sell US dollar	0.7741	6,502.4	—	(25.8)
Buy British pound/Sell US dollar	1.6385	327.7	8.3	27.3
Buy Japanese yen/Sell US dollar	117.1017	5,166.4	394.0	158.7
Buy Mexican peso/Sell US dollar	10.9680	11,711.4	(169.9)	(0.8)

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

Item 4. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the company’s fiscal first quarter ended January 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF
EQUITY SECURITIES

Share Repurchase Plan

On September 20, 2001, the company’s Board of Directors authorized the cumulative repurchase of up to 2,000,000 shares of the company’s common stock, which was doubled from the original amount of 1,000,000 shares authorized for repurchase as a result of the stock split effective April 1, 2003. All purchases of the company’s common stock during the first quarter of fiscal 2004 were part of this repurchase program.

The following table shows the monthly first quarter of fiscal 2004 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
November 1, 2003 through November 28, 2003	1,237	$50.70	1,237	463,710
November 29, 2003 through December 26, 2003	157,655	$46.49	157,655	306,055
December 27, 2003 through January 30, 2004	269,169	$46.05	269,169	36,886

Total	428,061	$46.22	428,061

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i) and 4(a)	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4(b) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 4(c) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-8, Registration No. 2-94417).

4(d)	Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)	Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)	Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal quarter ended January 30, 2004, Toro furnished a Current Report on Form 8-K dated December 10, 2003 pursuant to Item 12 that attached a press release announcing Toro’s financial results for the fiscal year ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 10, 2004	By /s/ Stephen P. Wolfe

Stephen P. Wolfe
Vice President Finance,
Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.