Form 10-Q
period 2004-04-30
TORO CO
filed 2004-06-10
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of Common Stock outstanding as of May 28, 2004 was 24,299,472.

THE TORO COMPANY
INDEX TO FORM 10-Q

PART I. ITEM 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	April 30,	May 2,	April 30,	May 2,
	2004	2003	2004	2003
Net sales	$548,027	$495,840	$861,600	$791,802
Cost of sales	349,148	320,208	550,111	510,589

Gross profit	198,879	175,632	311,489	281,213
Selling, general, and administrative expense	117,211	111,259	213,248	207,610
Restructuring and other income, net	(64)	(179)	(86)	(179)

Earnings from operations	81,732	64,552	98,327	73,782
Interest expense	(3,702)	(4,320)	(7,584)	(8,412)
Other income, net	465	2,410	1,774	7,692

Earnings before income taxes	78,495	62,642	92,517	73,062
Provision for income taxes	26,296	20,671	30,993	24,110

Net earnings	$52,199	$41,971	$61,524	$48,952

Basic net earnings per share of common stock	$2.10	$1.68	$2.47	$1.96

Diluted net earnings per share of common stock	$2.00	$1.61	$2.36	$1.89

Weighted average number of shares of common stock outstanding — Basic	24,800	25,006	24,863	24,964
Weighted average number of shares of common stock outstanding — Dilutive	26,089	26,021	26,115	25,910

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per-share data)

	April 30,	May 2,	October 31,
	2004	2003	2003
ASSETS
Cash and cash equivalents	$31,825	$26	$110,287
Receivables, net	484,763	483,615	280,124
Inventories, net	238,472	259,979	228,909
Prepaid expenses and other current assets	13,422	12,003	12,484
Deferred income taxes	44,256	39,653	42,111

Total current assets	812,738	795,276	673,915

Property, plant, and equipment	479,070	456,805	469,924
Less accumulated depreciation	315,973	294,625	310,808

	163,097	162,180	159,116
Deferred income taxes	1,181	4,196	1,181
Other assets	19,104	12,984	12,353
Goodwill, net	78,028	77,929	78,013
Other intangible assets, net	2,515	1,654	2,854

Total assets	$1,076,663	$1,054,219	$927,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$225	$64	$3,830
Short-term debt	29,991	99,299	2,138
Accounts payable	96,636	104,319	73,976
Accrued liabilities	274,934	244,463	223,192

Total current liabilities	401,786	448,145	303,136

Long-term debt, less current portion	175,069	178,713	175,091
Deferred revenue and other long-term liabilities	12,228	8,508	12,003
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00, authorized 50,000,000 shares, issued and outstanding 24,230,346 shares as of April 30, 2004 (net of 2,785,764 treasury shares), 24,561,682 shares as of May 2, 2003 (net of 2,454,428 treasury shares), and 24,388,999 shares as of October 31, 2003 (net of 2,627,111 treasury shares)	24,230	24,562	24,389
Additional paid-in capital	—	18,122	7,658
Retained earnings	474,653	388,313	417,973
Accumulated other comprehensive loss	(11,303)	(12,144)	(12,818)

Total stockholders’ equity	487,580	418,853	437,202

Total liabilities and stockholders’ equity	$1,076,663	$1,054,219	$927,432

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	April 30,	May 2,
	2004	2003
Cash flows from operating activities:
Net earnings	$61,524	$48,952
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash asset recovery	(52)	—
Equity losses from an investment	374	—
Provision for depreciation and amortization	17,052	15,707
Gain on disposal of property, plant, and equipment	(219)	(26)
Increase in deferred income taxes	(2,098)	(673)
Tax benefits related to employee stock option transactions	2,927	160
Changes in operating assets and liabilities:
Receivables, net	(211,449)	(230,456)
Inventories, net	(8,937)	(30,475)
Prepaid expenses and other current assets	554	(1,426)
Accounts payable, accrued expenses, and deferred revenue	80,129	72,643

Net cash used in operating activities	(60,195)	(125,594)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(21,356)	(21,927)
Proceeds from disposal of property, plant, and equipment	1,425	1,189
(Increase) decrease in investment in affiliates	(1,065)	1,000
Increase in other assets	(54)	(883)
Proceeds from sale of business	—	1,016

Net cash used in investing activities	(21,050)	(19,605)

Cash flows from financing activities:
Increase in short-term debt	27,815	97,890
Repayments of long-term debt	(3,627)	(15,804)
Increase (decrease) in other long-term liabilities	75	(2)
Proceeds from exercise of stock options	5,709	4,039
Purchases of common stock	(23,872)	(722)
Dividends on common stock	(2,991)	(2,997)

Net cash provided by financing activities	3,109	82,404

Effect of exchange rates on cash	(326)	5

Net decrease in cash and cash equivalents	(78,462)	(62,790)
Cash and cash equivalents as of the beginning of the period	110,287	62,816

Cash and cash equivalents as of the end of the period	$31,825	$26

Supplemental disclosures of cash flow information:
Stock issued in connection with stock compensation plans	$5,567	$3,672
Accounts receivable converted to long-term notes receivable	6,439	—

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
April 30, 2004

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the six months ended April 30, 2004 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2004. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	April 30,	May 2,	April 30,	May 2,
(Dollars in thousands)	2004	2003	2004	2003
Net earnings	$52,199	$41,971	$61,524	$48,952
Other comprehensive income (loss):
Cumulative translation adjustments	(1,152)	634	(95)	1,226
Unrealized gain (loss) on derivative instruments	2,344	435	1,610	(767)

Comprehensive income	$53,391	$43,040	$63,039	$49,411

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

	Three Months Ended		Six Months Ended
	April 30,	May 2,	April 30,	May 2,
(Dollars in thousands)	2004	2003	2004	2003
Net earnings, as reported	$52,199	$41,971	$61,524	$48,952
Add: Stock-based employee compensation costs, net of tax, included in net earnings	2,557	831	3,680	1,663
Deduct: Stock-based employee compensation costs, net of tax, if fair value method had been applied	(1,426)	(488)	(6,812)	(5,224)

Pro forma net earnings	$53,330	$42,314	$58,392	$45,391

Net earnings per share data:
As reported — Basic	$2.10	$1.68	$2.47	$1.96

Pro forma — Basic	$2.15	$1.69	$2.35	$1.82

As reported — Diluted	$2.00	$1.61	$2.36	$1.89

Pro forma — Diluted	$2.06	$1.64	$2.25	$1.76

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

	April 30,	May 2,	October 31,
(Dollars in thousands)	2004	2003	2003
Raw materials and work in process	$73,840	$72,245	$67,753
Finished goods and service parts	213,814	228,670	208,176

	287,654	300,915	275,929
Less: LIFO	32,151	26,903	32,151
Other reserves	17,031	14,033	14,869

Total	$238,472	$259,979	$228,909

Restructuring Activity

In fiscal 2003, the company announced plans to close its two-cycle engine manufacturing facility located in Oxford, Mississippi, which ceased manufacturing operations on April 30, 2004. Approximately 115 job positions and related staff reductions will be lost in connection with closing this facility. As of April 30, 2004, of the 115 job position reductions, 82 had been eliminated. As of the end of the second quarter of fiscal 2004, the restructuring and other expense reserve also included costs that will be incurred until the Madera, California manufacturing facility is sold. Therefore, the company will incur ongoing maintenance related costs after the facilities are closed and until they are sold, which is captioned in “Other” below.

In the second quarter of fiscal 2003, the company recorded a benefit of $0.2 million for the reversal of the remaining accrual for closing a facility in Australia, which was sold March 28, 2003.

The following is an analysis of the company’s restructuring and other income and related reserve accounts:

	Severance	Asset
(Dollars in thousands)	& Benefits	Impairment	Other	Total
Balance as of October 31, 2003	$844	$—	$229	$1,073
Changes in estimates	(175)	(52)	4	(223)
Other costs	—	—	137	137
Utilization	(282)	52	(191)	(421)

Balance as of April 30, 2004	$387	$—	$179	$566

The company expects a majority of the remaining accruals to be utilized by the end of fiscal 2004.

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 30,	May 2,	April 30,	May 2,
(Shares in thousands)	2004	2003	2004	2003
Basic
Weighted average number of shares of common stock outstanding	24,800	25,006	24,841	24,943
Assumed issuance of contingent shares	—	—	22	21

Weighted average number of shares of common stock and assumed issuance of contingent shares	24,800	25,006	24,863	24,964

Dilutive
Weighted average number of shares of common stock and assumed issuance of contingent shares	24,800	25,006	24,863	24,964
Assumed conversion of stock options	1,289	1,015	1,252	946

Weighted average number of shares of common stock, assumed issuance of contingent shares, and assumed conversion of stock options	26,089	26,021	26,115	25,910

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended April 30, 2004	Professional	Residential	Distribution	Other	Total
Net sales	$338,524	$194,838	$44,880	$(30,215)	$548,027
Intersegment gross sales	32,061	3,254	—	(35,315)	—
Earnings (loss) before income taxes	71,704	26,719	1,603	(21,531)	78,495

Three months ended May 2, 2003
Net sales	$314,116	$172,469	$35,348	$(26,093)	$495,840
Intersegment gross sales	26,898	3,616	—	(30,514)	—
Earnings (loss) before income taxes	63,424	24,349	608	(25,739)	62,642

Six months ended April 30, 2004	Professional	Residential	Distribution	Other	Total
Net sales	$546,202	$292,725	$64,533	$(41,860)	$861,600
Intersegment gross sales	45,995	4,085	—	(50,080)	—
Earnings (loss) before income taxes	100,153	35,056	(570)	(42,122)	92,517
Total assets	489,946	249,088	60,250	277,379	1,076,663

Six months ended May 2, 2003
Net sales	$507,560	$267,134	$53,948	$(36,840)	$791,802
Intersegment gross sales	38,942	4,459	—	(43,401)	—
Earnings (loss) before income taxes	91,180	33,010	(2,750)	(48,378)	73,062
Total assets	489,959	241,795	62,195	260,270	1,054,219

The following table presents the details of the other segment earnings (loss) before income taxes:

	Three Months Ended		Six Months Ended
	April 30,	May 2,	April 30,	May 2,
(Dollars in thousands)	2004	2003	2004	2003
Corporate expenses	$(25,040)	$(25,430)	$(45,516)	$(49,675)
Finance charge revenue	1,247	1,017	1,711	1,864
Elimination of corporate financing expense	4,912	4,562	7,441	6,894
Interest expense, net	(3,702)	(4,320)	(7,584)	(8,412)
Other income (expense)	1,052	(1,568)	1,826	951

Total	$(21,531)	$(25,739)	$(42,122)	$(48,378)

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2004 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2003	$68,985	$9,028	$78,013
Translation adjustment	4	11	15

Balance as of April 30, 2004	$68,989	$9,039	$78,028

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	April 30, 2004		October 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,103)	$6,553	$(4,931)
Non-compete agreements	1,000	(670)	1,000	(593)
Other	1,700	(965)	1,700	(875)

Total	$9,253	$(6,738)	$9,253	$(6,399)

Total other intangible assets, net	$2,515		$2,854

Amortization expense for intangible assets during the first six months of fiscal 2004 was $339,000. Estimated amortization expense for the remainder of fiscal 2004 and succeeding fiscal years is as follows: 2004 (remainder), $309,000; 2005, $628,000; 2006, $601,000; 2007, $407,000; 2008, $281,000; 2009, $121,000 and after 2009, $168,000.

Warranty Guarantees

The company’s products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty lengths vary by product line, ranging from a period of six months to seven years, and coverage includes parts, labor, and other expenses for non-maintenance repairs provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized distributor or dealer must perform warranty work and submit claims for warranty reimbursement, which the company pays as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the six-month periods ended were as follows:

(Dollars in Thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance
April 30, 2004	$59,372	$21,041	$(15,553)	$1,078	$65,938
May 2, 2003	$53,590	$22,110	$(16,822)	$(144)	$58,734

Postretirement Benefit Plans

The following table presents the components of net period benefit costs:

	Three Months Ended		Six Months Ended
	April 30,	May 2,	April 30,	May 2,
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$237	$97	$475	$194
Interest cost	218	107	436	213
Amortization of losses	178	66	356	131

Net expense	$633	$270	$1,267	$538

As of April 30, 2004, approximately $250,000 of contributions have been made. The company presently anticipates to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2004.

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.4 million and $6.6 million for the second quarter and year-to-date period of fiscal 2004, respectively. The company’s expenses under this plan were $3.0 million and $6.1 million for the second quarter and year-to-date period of fiscal 2003, respectively.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange rates. The company uses derivatives only in an attempt to limit underlying exposure to currency fluctuations, and not for trading purposes. The company documents all relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded on the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) to earnings. During the second quarter and six months ended April 30, 2004, the amount of losses reclassified to earnings for such cash flow hedges was $2.5 million and $5.2 million, respectively. As of April 30, 2004, the amount of such contracts outstanding was $92.8 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated comprehensive loss as of April 30, 2004 was $0.6 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not subject to the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

New Accounting Pronouncement

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” amendments of FASB Statements No. 87, 88, and 106. This statement added certain disclosure requirements for the major categories of plan assets and expected returns, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer’s contributions expected to be paid to the plans during the next fiscal year, and interim disclosure of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. The annual disclosures are effective for the company’s fiscal 2004 Annual Report to be filed on Form 10-K. The interim disclosure has been included in the company’s fiscal 2004 second quarter 10-Q, as required. SFAS No. 132 requires additional disclosure only and has no effect on the amounts reported in the company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment, turf and agricultural irrigation systems, landscaping equipment, and residential yard products worldwide. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As part of our new initiative, “6 + 8”, we expect to invest in growth strategies at higher than historical levels. The goals of this initiative are to achieve an after-tax return on sales of 6 percent or better and grow revenues at an average rate of 8 percent or better by the end of fiscal 2006.

RESULTS OF OPERATIONS

Overview

The results for the second quarter of fiscal 2004 were very strong. Our net earnings rose 24.4 percent compared to the second quarter of fiscal 2003 on a sales growth rate of 10.5 percent. Year-to-date net earnings rose 25.7 percent compared to the same period last year on a year-to-date sales growth rate of 8.8 percent. Sales for most of our product lines were up mainly as a result of successful new product introductions, continued increase in demand for landscape contractor equipment, and overall improving economic conditions. In addition, our customers are anticipating strong retail demand during fiscal 2004 reflecting expectations of economic growth and positive response for our new products introduced within the past two years. Our financial condition remains strong with lower average debt levels as well as only modest increases in average receivables and lower inventory levels compared to the same period last year. As part of our next generation initiative “6 + 8”, we plan to leverage the positive momentum we have generated over the last several years while investing in the future through such investments as in engineering, brand building, and market expansion. Our employees are embracing the ideas and tools introduced through the use of “lean” manufacturing concepts, which are designed to eliminate waste throughout the company. The first half of fiscal 2004 results were strong, and we are optimistic results for the full fiscal year of 2004 will remain strong. However, in the second half of fiscal 2004, we expect to encounter continued rising costs for several key raw materials, such as steel and other commodities, and we plan to continue to invest in aforementioned key growth strategies. We expect an improvement in sales growth in fiscal 2004 compared to the sales growth in fiscal 2003, and also anticipate double-digit diluted earnings per share growth, while keeping a cautionary eye on the world economies, weather, field inventory levels, and commodity prices which could cause actual results to differ from our outlook.

Net Earnings

Second quarter of fiscal 2004 net earnings were $52.2 million or $2.00 per diluted share compared to $42.0 million or $1.61 per diluted share for the second quarter of fiscal 2003, an increase of over 24 percent. Year-to-date net earnings in fiscal 2004 were $61.5 million or $2.36 per diluted share compared to $49.0 million or $1.89 per diluted share last year, an increase of 25 percent. This year-to-date increase is even greater considering last year’s earnings benefited from a gain for a legal settlement of $3.4 million ($2.1 million net of tax). The primary factors contributing to the increase were higher sales volumes, an increase in gross margins, and leveraging selling, general and administrative expenses.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 30,	May 2,	April 30,	May 2,
(Dollars in thousands)	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7	64.6	63.8	64.5

Gross profit	36.3	35.4	36.2	35.5
Selling, general, and administrative expense	(21.4)	(22.4)	(24.8)	(26.2)
Interest expense	(0.7)	(0.9)	(0.9)	(1.1)
Other income, net	0.1	0.5	0.2	1.0
Provision for income taxes	(4.8)	(4.1)	(3.6)	(3.0)

Net earnings	9.5%	8.5%	7.1%	6.2%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date of fiscal 2004 were up 10.5 percent and 8.8 percent, respectively, from the same periods in the prior year. Residential segment sales increased due primarily to the introduction of a new Toro walk power mower model as well as initial stocking shipments of riding mowers sold under a private label. Professional segment net sales were also up due to continued increase in demand for landscape contractor equipment as well as positive acceptance of new products introduced within the past two years. Distribution segment sales grew significantly for the quarter and year-to-date comparison due to strong demand and improving economic conditions. Favorable currency rates also contributed approximately 1 percent of the sales growth for both the quarter and year-to-date comparison. International sales for the second quarter and year-to-date of fiscal 2004 were up 19.5 percent and 16.2 percent, respectively, from the same periods in the prior year. This increase was driven primarily by favorable currency exchange rates and new product introductions. Disregarding currency effects, international sales increased 15.2 percent and 10.4 percent for the second quarter and year-to-date of fiscal 2004, respectively, compared to the same periods in fiscal 2003.

Gross Profit

Gross profit as a percentage of net sales increased for the second quarter and year-to-date of fiscal 2004 by 0.9 and 0.7 percentage points from the same periods of the prior year, to 36.3 percent and 36.2 percent respectively. These increases were the result of the following factors: (i) cost reduction efforts, including ongoing benefits from past and continuing profit improvement initiatives and (ii) favorable foreign currency exchange rates compared to the U.S. dollar. Somewhat offsetting those positive factors were higher outbound freight expense and rising costs for steel and other commodities.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the second quarter and year-to-date of fiscal 2004 by 5.3 percent and 2.7 percent, respectively, from the same periods of the prior year. SG&A as a percentage of net sales for the second quarter and year-to-date of fiscal 2004 was 21.4 percent and 24.8 percent, respectively, compared to 22.4 percent and 26.2 percent for the second quarter and year-to-date of fiscal 2003, respectively. The percent to net sales decrease was due mainly to: (i) costs for distributor changes last year that did not occur this year; (ii) a decline in bad debt expense; and (iii) lower warehousing expense. Somewhat offsetting those decreases were: (i) continued investments in information systems; (ii) increased investments in engineering as part of our new “6 + 8” initiative; and (iii) higher incentive compensation expense.

Restructuring and Other Income, Net

In the second quarter and year-to-date of fiscal 2004, we recorded $64,000 and $86,000, respectively, of restructuring and other income, net, primarily related to changes in reserve estimates for the previously announced closure of our Oxford, Mississippi facility. In the second quarter of fiscal 2003, we recorded a benefit of $179,000 for the reversal of the remaining accrual for closing a facility in Australia, which was sold March 28, 2003.

Interest Expense

Interest expense for the second quarter and year-to-date of fiscal 2004 declined 14.3 percent and 9.8 percent, respectively, from the same periods in the prior year. This decrease was primarily due to lower levels of debt as we continue to use earnings to finance operating activities and pay down debt.

Other Income, Net

Other income, net for the second quarter and year-to-date of fiscal 2004 was $0.5 million and $1.8 million, respectively. This is a decrease of $1.9 million and $5.9 million, respectively, from the same periods of the prior year. The decrease was due primarily to the following items incurred or realized last year: (i) a gain from a legal settlement; (ii) insurance recoveries; and (iii) gain from the sale of a distributorship. In addition, during the second quarter of fiscal 2004, we recorded equity losses from an investment and higher levels of currency losses.

Provision for Income Taxes

The effective tax rate for the second quarter and year-to-date of fiscal 2004 was 33.5 percent compared to 33.0 percent in the same periods in the prior year. The increase was due to an anticipated increase in domestic earnings, which is expected to dilute the effects of export tax benefits.

BUSINESS SEGMENTS

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

The following table summarizes net sales by segment:

	Three Months Ended
	April 30,	May 2,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$338,524	$314,116	$24,408	7.8%
Residential	194,838	172,469	22,369	13.0
Distribution	44,880	35,348	9,532	27.0
Other	(30,215)	(26,093)	(4,122)	(15.8)

Total *	$548,027	$495,840	$52,187	10.5%

* Includes international net sales of:	$111,773	$93,555	$18,218	19.5%

	Six Months Ended
(Dollars in thousands)	April 30,	May 2,
	2004	2003	$ Change	% Change
Professional	$546,202	$507,560	$38,642	7.6%
Residential	292,725	267,134	25,591	9.6
Distribution	64,533	53,948	10,585	19.6
Other	(41,860)	(36,840)	(5,020)	(13.6)

Total *	$861,600	$791,802	$69,798	8.8%

* Includes international net sales of:	$187,151	$161,011	$26,140	16.2%

The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
	April 30,	May 2,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$71,704	$63,424	$8,280	13.1%
Residential	26,719	24,349	2,370	9.7
Distribution	1,603	608	995	163.7
Other	(21,531)	(25,739)	4,208	16.3

Total	$78,495	$62,642	$15,853	25.3%

	Six Months Ended
	April 30,	May 2,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$100,153	$91,180	$8,973	9.8%
Residential	35,056	33,010	2,046	6.2
Distribution	(570)	(2,750)	2,180	79.3
Other	(42,122)	(48,378)	6,256	12.9

Total	$92,517	$73,062	$19,455	26.6%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date of fiscal 2004 were up 7.8 percent and 7.6 percent, respectively, compared to the same periods last year. Worldwide shipments of most product lines were up due to the success of introducing new products within the past two years, continued increase in demand for landscape contractor equipment, and overall improving economic conditions that have resulted in strong retail demand in most businesses. Somewhat offsetting those increases was a decline in golf irrigation product sales due to timing of golf projects. International sales were significantly up due also to strong demand and the success of introducing new products as well as a weaker U.S. dollar.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date of fiscal 2004 increased 13.1 percent and 9.8 percent, respectively, compared to the same periods last year. Expressed as a percentage of net sales, professional segment operating margins increased to 21.2 percent compared to 20.2 percent in the second quarter of fiscal 2003, and fiscal 2004 year-to-date professional segment operating margins increased to 18.3 percent compared to 18.0 percent last year. The increases were due mainly to higher gross margins as a result of the same factors discussed previously in the Gross Profit section. SG&A expense as a percentage of net sales was also lower due mainly to leveraging the fixed portion of SG&A costs over higher sales volumes. Somewhat offsetting the year-to-date profit improvement was lower other income in fiscal 2004 considering there was a gain from a legal settlement realized last year.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date of fiscal 2004 were up by 13.0 percent and 9.6 percent, respectively, compared to the same periods last year. Shipments of Toro walk power mowers to the home center channel led this increase as we introduced a new model and experienced strong retail demand. In addition, fiscal 2004 second quarter sales benefited from a shift of sales from the first quarter in comparison to the same prior year periods as a result of the timing of a retail promotional program. Sales of riding products were slightly up due to initial stocking shipments of new products sold under a private label. However, other riding product sales declined due to initial stocking orders for the new TimeCutter® zero-turning radius riding mowers introduced last year as well as continued strong competition. For the year-to-date comparison, snowthrower product shipments were also higher due to the successful introduction of our new two-stage snowthrower products as well as heavy snowfalls in key markets, which also resulted in lower field inventory levels this year compared to last year. International sales benefited from a weaker U.S. dollar as well as strong sales of Pope® irrigation products in Australia and increased sales of walk power mower products.

Operating Earnings. Operating earnings for the residential segment in the second quarter and year-to-date of fiscal 2004 increased 9.7 percent and 6.2 percent, respectively, compared to the same periods last year due to higher sales volumes. Expressed as a percentage of net sales, residential segment operating margins decreased to 13.7 percent compared to 14.1 percent in the second quarter of fiscal 2003, and fiscal 2004 year-to-date residential segment operating margins decreased to 12.0 percent compared to 12.4 percent last year. This decline was due mainly to increased sales of new products with lower gross margins.

Distribution

Net Sales. Worldwide net sales for the distribution segment in the second quarter and year-to-date of fiscal 2004 were up 27.0 percent and 19.6 percent, respectively, compared to the same periods last year. The sales increase was due primarily to strong demand for commercial equipment and the addition of sales from a southeastern-based distributor acquired during the second quarter of fiscal 2003.

Operating Earnings (Losses). Operating earnings for the distribution segment were $1.6 million in the second quarter of fiscal 2004 compared to $0.6 million in the second quarter of fiscal 2003. Year-to-date operating losses for fiscal 2004 were $0.6 million compared to $2.8 million last year. This favorable change in operating results was due to higher sales volumes at the company-owned distributorships.

Other

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Professional and residential segment shipments to the company-owned distributorships are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales elimination increased for the second quarter and year-to-date of fiscal 2004 by 15.8 percent and 13.6 percent, respectively, compared to the same periods last year, reflecting higher levels of shipments to the distribution companies.

Operating Losses. Operating losses for the other segment improved for the second quarter and year-to-date of fiscal 2003 by $4.2 million and $6.3 million, respectively, compared to the same periods last year. This was due to the following factors: (i) costs for distributor changes last year that did not occur this year; (ii) a decline in bad debt expense; (iii) reduction of the gross profit elimination in inventory at our company-owned distributors due mainly to a decline in inventory levels; and (iv) lower interest expense. Somewhat offsetting those decreases were continued investments in information systems and higher incentive compensation costs.

FINANCIAL POSITION

Working Capital

During the first half of fiscal 2004, our financial condition remained strong and emphasis continued on improving asset management. Average working capital for the first half of fiscal 2004 was $373.0 million compared to $311.0 million for the first half of fiscal 2003. The increase of 19.9 percent was due primarily to lower average debt and higher average cash and cash equivalents, somewhat offset by higher average accrued liabilities. Average receivables for the first half of fiscal 2004 increased by 2.4 percent compared to the first half of fiscal 2003 on a sales increase of 8.8 percent. Our average days outstanding for receivables improved to 77 days based on sales for the last twelve months ended April 30, 2004, compared to 83 days for the twelve months ended May 2, 2003. Average inventory levels declined 2.5 percent for the first half of fiscal 2004 compared to the first half of fiscal 2003, and average inventory turnover improved 4.0 percent for the last twelve months ended April 30, 2004 compared to the last twelve months ended May 2, 2003. The improvement in average days outstanding for receivables and average inventory turnover reflects our continuing efforts to improve asset utilization.

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

Cash Flow. Cash used in operating activities for the first six months of fiscal 2004 was 52.1 percent lower than the first six months of fiscal 2003, due primarily to higher earnings and a lower increase in receivables and inventory levels as well as higher accrued liabilities. Cash used in investing activities was higher by 7.4 percent compared to the first half of fiscal 2003, mainly due to cash used for an investment in fiscal 2004, whereas we received proceeds from an investment and sale of a distributorship in fiscal 2003. Cash provided by financing activities was $3.1 million for the first six months of fiscal 2004 compared to $82.4 million for the first six months of fiscal 2003. This change was due to a lower increase in short-term debt during the first six months of fiscal 2004 compared to the first six months of fiscal 2003 as a result of using cash on hand to finance operating activities, somewhat offset by lower levels of repayments of long-term debt and higher repurchases of common stock.

Credit Lines and Other Capital Resources. Our business is seasonal, with peak borrowing generally occurring between February and May each year. Our U.S. seasonal working capital requirements are funded with a $175.0 million medium-term committed unsecured bank credit line with various banks, which expires in February 2005. We also have a $75.0 million secured credit line backed by a multi-year credit agreement. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $12.0 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average borrowings were $9.4 million in the first half of fiscal 2004 compared to $50.4 million in the first half of fiscal 2003. The significant decrease in average short-term debt resulted primarily from the use of cash to finance working capital requirements and higher average levels of accrued liabilities. As of April 30, 2004, we had $232.0 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of April 30, 2004, and expect to be in compliance with all covenants for the remainder of fiscal 2004. Our credit agreements require compliance with all of the covenants defined in the agreements. However, if we are out of compliance with any debt covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the first half of fiscal 2004 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements relate to customer financing activities and inventory purchase commitments as well as operating lease commitments. See our most recent Annual Report filed on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. There has been no material change in this information.

Inflation

We are subject to the effects of inflation and changing prices. In our opinion, changes in net sales and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. However, there is no assurance that inflation will not materially affect us in the future. In fiscal 2004, we expect steel and other commodity prices to increase. We will attempt to deal with these and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing slight price increases.

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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and coverage includes parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation of such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables, which provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determine that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period in which we made such a determination.

Forward-Looking Information

Safe Harbor Statement. This Quarterly Report on Form 10-Q contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “anticipate”, “plan”, “estimate”, “believe”, “should”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules and regulations and outstanding litigation on our business.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	Changes in global and domestic economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.

•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.

•	Our ability to achieve goals of the “6 + 8” initiative, which is intended to increase our after-tax return on sales to 6 percent or better and grow revenues at an average rate of 8 percent or better by the end of fiscal 2006.

•	Our ability to implement lean manufacturing “no waste” and productivity improvement initiatives, which are intended to improve gross margins and offset a portion of rising raw material costs.

•	Increased competition, including competitive pricing pressures, new competitors entering the markets we serve, potential loss of market share, new product introductions, and financing programs offered by both domestic and foreign companies.

•	Fluctuations in the cost and availability of raw materials, such as steel and other commodities, and the ability to maintain favorable supplier arrangements and relationships.

•	Weather conditions that reduce demand for our products.

•	Our ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.

•	Our ability to achieve projected sales and earnings growth for fiscal 2004.

•	Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•	Elimination or reduction of shelf space for our products at retailers.

•	Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.

•	Changes in our relationship with and terms from third party financing sources utilized by our customers.

•	Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share, reduced sales, and higher warranty expense.

•	Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, move production between, and close manufacturing facilities.

•	The degree of recovery in the golf course market.

•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

•	Increased dependence on The Home Depot, Inc. as a customer for the residential segment.

•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

•	Governmental restrictions placed on water usage as well as water availability.

•	Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; and environmental laws.

•	The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

•	Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

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

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the second quarter and six months ended April 30, 2004, the amount of losses reclassified to earnings for such cash flow hedges was $2.5 million and $5.2 million, respectively.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2004. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive income (loss), and fair value impact of derivative instruments in other income, net as of April 30, 2004 were as follows:

			Value in
			Accumulated
	Average		Other	Fair Value
Dollars in thousands	Contracted	Notional	Comprehensive	Impact
(except average contracted rate)	Rate	Amount	Income (Loss)	Gain (Loss)
Buy US dollar/Sell Australian dollar	0.6976	$25,492.6	$(284.7)	$(480.8)
Buy US dollar/Sell Canadian dollar	0.7179	3,876.4	(41.6)	(4.7)
Buy US dollar/Sell Euro	1.1567	98,471.8	(295.7)	(1,834.2)
Buy Euro/Sell US dollar	1.2072	4,104.6	—	(80.7)
Buy Japanese yen/Sell US dollar	116.8857	3,253.6	138.9	75.8
Buy Australian dollar/Sell US dollar	0.7276	4,874.9	—	(42.6)
Buy Mexican peso/Sell US dollar	11.0542	6,875.2	(286.4)	—

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

Item 4. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the company’s fiscal second quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY
SECURITIES

The following table shows the second quarter of fiscal 2004 stock repurchase activity:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				As Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)		Paid per Share	or Programs	Programs (1)
January 31, 2004 through February 27, 2004	880		$54.34	880	36,006
February 28, 2004 through March 26, 2004	0		0	0	1,036,006
March 27, 2004 through April 30, 2004	56,179	(2)(3)	$60.00	55,593	1,036,006

Total	57,059		$59.89	56,473

(1)	On September 20, 2001, the company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the company’s common stock (doubled from the original amount of 1,000,000 shares as a result of the stock split effective April 1, 2003) in open-market or private transactions. On March 12, 2004, the company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the company’s common stock under this program in open-market or private transactions. On May 27, 2004, the company’s Board of Directors authorized the repurchase of up to an additional 2,000,000 shares under this program, bringing the total maximum number of shares the company is authorized to repurchase under this program to 3,000,000 shares, and authorizing such repurchases to be made in open-market transactions, tender offers, private transactions or other transactions.

(2)	On March 12, 2004, the company’s Board of Directors authorized the repurchase of up to 2,500,000 shares of the company’s common stock through a Dutch auction self-tender offer. On April 21, 2004, the company repurchased 55,593 shares at a price of $60.00 per share. The total cost paid to repurchase shares tendered in the self tender offer plus other tender offer related costs was $4.0 million.

(3)	Includes 586 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $60.87 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on March 12, 2004.

(b)	The results of the stockholder votes were as follows:

	For	Against	Abstain	Broker Non-Votes
1. Election of Directors — for terms expiring in March 2007
Robert C. Buhrmaster	20,703,075	1,058,936	0	0
Winslow H. Buxton	20,712,832	1,049,179	0	0
Robert H. Nassau	20,323,358	1,438,653	0	0
Christopher A. Twomey	20,735,911	1,026,100	0	0
2. Approval of Selection of Independent Auditors for Fiscal 2004.	20,983,994	693,801	84,215	0
3. Approval to transact any other business or any adjournment of the meeting.	11,384,545	9,753,149	624,317	0

Ronald O. Baukol, Katherine J. Harless, and Dale R. Olseth continue to serve as directors of the company for terms expiring in March 2005.

Janet K. Cooper, Kendrick B. Melrose, Gregg W. Steinhafel, and Edwin H. Wingate continue to serve as directors of the company for terms expiring in March 2006.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i) and 4(a)	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4(b) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 4(c) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-8, Registration No. 2-94417).

4(d)	Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)	Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)	Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

10(a)	The Toro Company 2000 Directors Stock Plan, as amended.

10(b)	Amendment No. 3 to Multi-Year Credit Agreement dated as of March 10, 2004, by and among The Toro Company and Toro Credit Company, the borrowers, Bank of America, N.A. as Administrative Agent, and each of the Banks as defined in the Multi-Year Credit Agreement dated as of February 22, 2002.

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal quarter ended April 30, 2004, Toro filed or furnished the following reports on Form 8-K:

1.	Current Report on Form 8-K containing the Company’s expected earnings for the quarter ended January 30, 2004 was furnished on February 12, 2004 under Item 12.

2.	Current Report on Form 8-K containing the Company’s earnings release for the quarter ended January 30, 2004 was furnished on February 24, 2004 under Item 12.

3.	Current Report on Form 8-K containing the Company’s press release dated March 12, 2004 announcing Toro’s Dutch auction self-tender offer to repurchase up to 2,500,000 shares of its common stock, approved repurchase of up to an additional 1,000,000 shares of its common stock in the open market or in private transactions, and declaration of a regular quarterly cash dividend of 6 cents per share to stockholders of record on March 22, 2004 was filed on March 12, 2004 under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY (Registrant)
Date: June 9, 2004	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance, Treasurer and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10(a)	The Toro Company 2000 Directors Stock Plan, as amended.

10(b)	Amendment No. 3 to Multi-Year Credit Agreement dated as of March 10, 2004, by and among The Toro Company and Toro Credit Company, the borrowers, Bank of America, N.A. as Administrative Agent, and each of the Banks as defined in the Multi-Year Credit Agreement dated as of February 22, 2002.

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.