Form 10-Q
period 2004-07-30
TORO CO
filed 2004-09-09
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2004

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

Yes [X]                                   No [     ]

The number of shares of Common Stock outstanding as of September 3, 2004 was 22,842,149.

THE TORO COMPANY
INDEX TO FORM 10-Q

PART I. ITEM 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
	2004	2003	2004	2003
Net sales	$454,044	$394,524	$1,315,644	$1,186,326
Cost of sales	289,842	247,574	839,953	758,163

Gross profit	164,202	146,950	475,691	428,163
Selling, general, and administrative expense	111,696	101,735	324,944	309,344
Restructuring and other (income) expense	(228)	1,655	(314)	1,476

Earnings from operations	52,734	43,560	151,061	117,343
Interest expense	(3,893)	(4,152)	(11,477)	(12,564)
Other income, net	1,533	956	3,307	8,647

Earnings before income taxes	50,374	40,364	142,891	113,426
Provision for income taxes	16,161	13,320	47,154	37,430

Net earnings	$34,213	$27,044	$95,737	$75,996

Basic net earnings per share of common stock	$1.40	$1.08	$3.88	$3.04

Diluted net earnings per share of common stock	$1.33	$1.03	$3.68	$2.92

Weighted average number of shares of common stock outstanding – Basic	24,369	25,070	24,698	24,999
Weighted average number of shares of common stock outstanding – Dilutive	25,794	26,305	26,022	26,062

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per-share data)

	July 30,	August 1,	October 31,
	2004	2003	2003
ASSETS
Cash and cash equivalents	$34,022	$15,725	$110,287
Receivables, net	381,329	373,173	280,124
Inventories, net	217,357	236,035	228,909
Prepaid expenses and other current assets	13,968	13,451	12,484
Deferred income taxes	49,103	42,299	42,111

Total current assets	695,779	680,683	673,915

Property, plant, and equipment	468,104	462,239	469,924
Less accumulated depreciation	303,253	298,646	310,808

	164,851	163,593	159,116
Deferred income taxes	1,181	4,196	1,181
Other assets	18,581	13,236	12,353
Goodwill, net	78,004	77,955	78,013
Other intangible assets, net	2,357	3,041	2,854

Total assets	$960,753	$942,704	$927,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$44	$250	$3,830
Short-term debt	3,146	5,784	2,138
Accounts payable	68,245	67,415	73,976
Accrued liabilities	278,060	239,707	223,192

Total current liabilities	349,495	313,156	303,136

Long-term debt, less current portion	175,058	178,703	175,091
Deferred revenue and other long-term liabilities	12,747	10,231	12,003
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00, authorized 50,000,000 shares, issued and outstanding 22,962,779 shares as of July 30, 2004 (net of 4,053,331 treasury shares), 24,470,181 shares as of August 1, 2003 (net of 2,545,929 treasury shares), and 24,388,999 shares as of October 31, 2003 (net of 2,627,111 treasury shares)	22,963	24,470	24,389
Additional paid-in capital	—	13,663	7,658
Retained earnings	411,788	413,851	417,973
Accumulated other comprehensive loss	(11,298)	(11,370)	(12,818)

Total stockholders’ equity	423,453	440,614	437,202

Total liabilities and stockholders’ equity	$960,753	$942,704	$927,432

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	July 30,	August 1,
	2004	2003
Cash flows from operating activities:
Net earnings	$95,737	$75,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash asset impairment (recovery) write-off	(415)	901
Equity losses from an investment	538	—
Provision for depreciation and amortization	25,398	22,950
Gain on disposal of property, plant, and equipment	(254)	(38)
Increase in deferred income taxes	(7,021)	(3,228)
Tax benefits related to employee stock option transactions	8,087	1,916
Changes in operating assets and liabilities:
Receivables, net	(107,990)	(119,757)
Inventories, net	11,787	(5,331)
Prepaid expenses and other current assets	(1,194)	(3,569)
Accounts payable, accrued expenses, and deferred revenue	57,121	31,281

Net cash provided by operating activities	81,794	1,121

Cash flows from investing activities:
Purchases of property, plant, and equipment	(31,185)	(31,081)
Proceeds from disposal of property, plant, and equipment	1,833	1,638
(Increase) decrease in investment in affiliates	(1,278)	1,000
Decrease (increase) in other assets	285	(448)
Proceeds from sale of business	—	1,016
Acquisition, net of cash acquired	—	(1,244)

Net cash used in investing activities	(30,345)	(29,119)

Cash flows from financing activities:
Increase in short-term debt	1,047	3,899
Repayments of long-term debt	(3,819)	(15,825)
Increase in other long-term liabilities	114	38
Proceeds from exercise of stock options	12,018	6,639
Purchases of common stock	(132,234)	(9,629)
Dividends on common stock	(4,443)	(4,503)

Net cash used in financing activities	(127,317)	(19,381)

Effect of exchange rates on cash	(397)	288

Net decrease in cash and cash equivalents	(76,265)	(47,091)
Cash and cash equivalents as of the beginning of the period	110,287	62,816

Cash and cash equivalents as of the end of the period	$34,022	$15,725

Supplemental disclosures of cash flow information:
Stock issued in connection with stock compensation plans	$5,567	$3,672
Accounts receivable converted to long-term notes receivable	6,439	—

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
July 30, 2004

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the nine months ended July 30, 2004 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2004. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

Accounting Policies

In preparing the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company’s Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
(Dollars in thousands)	2004	2003	2004	2003
Net earnings	$34,213	$27,044	$95,737	$75,996
Other comprehensive income (loss):
Cumulative translation adjustments	(319)	310	(414)	1,536
Unrealized gain (loss) on derivative instruments	324	464	1,934	(303)

Comprehensive income	$34,218	$27,818	$97,257	$77,229

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

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net earnings, as reported	$34,213	$27,044	$95,737	$75,996
Add: Stock-based employee compensation costs, net of tax, included in net earnings	4,229	2,083	7,909	3,746
Deduct: Stock-based employee compensation costs, net of tax, if fair value method had been applied	(1,414)	(799)	(5,614)	(6,024)

Pro forma net earnings	$37,028	$28,328	$98,032	$73,718

Net earnings per share data:
As reported – Basic	$1.40	$1.08	$3.88	$3.04

Pro forma – Basic	$1.52	$1.13	$3.97	$2.95

As reported – Diluted	$1.33	$1.03	$3.68	$2.92

Pro forma – Diluted	$1.44	$1.08	$3.79	$2.85

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

	July 30,	August 1,	October 31,
(Dollars in thousands)	2004	2003	2003
Raw materials and work in process	$64,455	$62,679	$67,753
Finished goods and service parts	203,082	215,215	208,176

	267,537	277,894	275,929
Less: LIFO	32,151	26,903	32,151
Other reserves	18,029	14,956	14,869

Total	$217,357	$236,035	$228,909

Restructuring Activity

In fiscal 2003, the company announced plans to close its two-cycle engine manufacturing facility located in Oxford, Mississippi, which ceased manufacturing operations on April 30, 2004. Approximately 115 job positions and related staff reductions were eliminated in connection with closing this facility. During the third quarter of fiscal 2004, the company recorded a net benefit of $0.2 million mainly as a result of selling assets which were previously identified for impairment related to the closure of the Oxford, Mississippi facility. As of the end of the third quarter of fiscal 2004, the restructuring and other expense reserve also included costs that will be incurred until the Madera, California manufacturing facility is sold. Therefore, the company will incur ongoing maintenance related costs after the facilities are closed and until they are sold, which is captioned in “Other” below.

The following is an analysis of the company’s restructuring and other (income) expense and related reserve accounts:

	Severance	Asset
(Dollars in thousands)	& Benefits	Impairment	Other	Total
Balance as of October 31, 2003	$844	$—	$229	$1,073
Changes in estimates	(181)	(287)	2	(466)
Other costs	—	—	152	152
Utilization	(625)	287	(220)	(558)

Balance as of July 30, 2004	$38	$—	$163	$201

The company expects a majority of the remaining accruals to be utilized by the end of fiscal 2004.

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
(Shares in thousands)	2004	2003	2004	2003
Basic
Weighted average number of shares of common stock outstanding	24,369	25,070	24,684	24,985
Assumed issuance of contingent shares	—	—	14	14

Weighted average number of shares of common stock and assumed issuance of contingent shares	24,369	25,070	24,698	24,999

Dilutive
Weighted average number of shares of common stock and assumed issuance of contingent shares	24,369	25,070	24,698	24,999
Assumed conversion of stock options and issuance of restricted shares	1,425	1,235	1,324	1,063

Weighted average number of shares of common stock, assumed issuance of contingent and restricted shares, and assumed conversion of stock options	25,794	26,305	26,022	26,062

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The fourth segment entitled “Other” below consists of corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)	Professional	Residential	Distribution	Other	Total
Three months ended July 30, 2004
Net sales	$287,928	$144,227	$47,074	$(25,185)	$454,044
Intersegment gross sales	26,711	2,873	—	(29,584)	—
Earnings (loss) before income taxes	54,326	17,635	2,255	(23,842)	50,374
Three months ended August 1, 2003
Net sales	$244,111	$129,043	$43,039	$(21,669)	$394,524
Intersegment gross sales	25,189	1,948	—	(27,137)	—
Earnings (loss) before income taxes	42,235	13,205	2,327	(17,403)	40,364

	Professional	Residential	Distribution	Other	Total
Nine months ended July 30, 2004
Net sales	$834,130	$436,952	$111,607	$(67,045)	$1,315,644
Intersegment gross sales	72,706	6,958	—	(79,664)	—
Earnings (loss) before income taxes	154,479	52,691	1,685	(65,964)	142,891
Total assets	459,486	182,542	56,667	262,058	960,753
Nine months ended August 1, 2003
Net sales	$751,671	$396,177	$96,987	$(58,509)	$1,186,326
Intersegment gross sales	64,131	6,407	—	(70,538)	—
Earnings (loss) before income taxes	133,415	46,215	(423)	(65,781)	113,426
Total assets	459,931	195,574	58,057	229,142	942,704

The following table presents the details of the Other segment earnings (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
(Dollars in thousands)	2004	2003	2004	2003
Corporate expenses	$(27,130)	$(21,510)	$(72,616)	$(71,184)
Finance charge revenue	788	284	2,498	2,148
Elimination of corporate financing expense	4,605	4,789	12,046	11,683
Interest expense, net	(3,893)	(4,152)	(11,477)	(12,564)
Other income, net	1,788	3,186	3,585	4,136

Total	$(23,842)	$(17,403)	$(65,964)	$(65,781)

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2004 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2003	$68,985	$9,028	$78,013
Translation adjustment	(3)	(6)	(9)

Balance as of July 30, 2004	$68,982	$9,022	$78,004

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	July 30, 2004		October 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,189)	$6,553	$(4,931)
Non-compete agreements	1,000	(697)	1,000	(593)
Other	1,700	(1,010)	1,700	(875)

Total	$9,253	$(6,896)	$9,253	$(6,399)

Total other intangible assets, net	$2,357		$2,854

Amortization expense for intangible assets during the first nine months of fiscal 2004 was $497,000. Estimated amortization expense for the remainder of fiscal 2004 and succeeding fiscal years is as follows: 2004 (remainder), $152,000; 2005, $628,000; 2006, $601,000; 2007, $407,000; 2008, $281,000; 2009, $121,000 and after 2009, $167,000.

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

Warranty provisions, claims, and changes in estimates for the first nine months of fiscal 2004 and 2003 were as follows:

	Beginning	Warranty	Warranty	Changes in	Ending
(Dollars in Thousands)	Balance	Provisions	Claims	Estimates	Balance
July 30, 2004	$59,372	$34,066	$(26,128)	$(2,647)	$64,663
August 1, 2003	$53,590	$32,606	$(27,524)	$2,241	$60,913

Postretirement Benefit Plans

The following table presents the components of net period benefit costs:

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$237	$97	$712	$291
Interest cost	218	107	654	320
Amortization of losses	178	66	534	197

Net expense	$633	$270	$1,900	$808

As of July 30, 2004, approximately $394,000 of contributions had been made. The company presently anticipates to contribute a total of $525,000 to its postretirement health-care benefit plan in fiscal 2004.

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.6 million and $10.2 million for the third quarter and year-to-date period of fiscal 2004, respectively. The company’s expenses under this plan were $3.2 million and $9.3 million for the third quarter and year-to-date period of fiscal 2003, respectively.

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive loss and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded on the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) to earnings. During the third quarter and nine months ended July 30, 2004, the amount of losses reclassified to earnings for such cash flow hedges was $1.2 million and $6.5 million, respectively. As of July 30, 2004, the amount of such contracts outstanding was $99.7 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of July 30, 2004 was $0.3 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not subject to the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

Investment in Affiliate

During the third quarter of fiscal 2004, Toro entered into a joint venture agreement with an engine manufacturer to source two-cycle snow thrower engines for Toro and other customers. The company has determined that this new entity is a variable interest entity to Toro under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Although this new entity is a variable interest entity to Toro, Toro has determined that this new entity is not required to be consolidated in Toro’s consolidated financial statements because Toro is not the primary beneficiary.

Contingencies

In the ordinary course of business, the company may become liable with respect to pending and threatened litigation, tax, patent, environmental and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management does not expect that these matters will have a material adverse effect on the consolidated financial position of the company.

On June 3, 2004, the company, along with other members of the lawnmower and lawnmower engine industry, was named a defendant in a lawsuit filed by six individuals on behalf of themselves and others similarly situated in the Circuit Court, Twentieth Judicial Circuit of St. Clair County, Illinois, which challenges the horsepower ratings of lawnmowers. The complaint seeks class action status, an injunction, compensatory and punitive damages and attorney’s fees on behalf of persons who bought lawnmowers since June 1999 powered by gasoline engines up to 20 horsepower. The company is currently evaluating this lawsuit.

New Accounting Pronouncement

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” amendments of FASB Statements No. 87, 88, and 106. This statement added certain disclosure requirements for the major categories of plan assets and expected returns, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer’s contributions expected to be paid to the plans during the next fiscal year, and interim disclosure of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. The annual disclosures are effective for the company’s fiscal 2004 Annual Report to be filed on Form 10-K. The interim disclosure has been included in the company’s fiscal 2004 second and third quarter consolidated Form 10-Q, as required. SFAS No. 132 requires additional disclosure only and has no effect on the amounts reported in the company’s financial statements.

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

RESULTS OF OPERATIONS

Overview

The results for the third quarter of fiscal 2004 were very strong with double-digit sales and earnings growth. Net earnings rose 26.5 percent compared to the third quarter of fiscal 2003 on a sales growth rate of 15.1 percent. Year-to-date net earnings rose 26.0 percent compared to the same period last year on a year-to-date sales growth rate of 10.9 percent. Sales for most of our product lines were up mainly as a result of successful new products introduced within the past two years, continued increase in demand for landscape contractor equipment, and overall improving economic conditions that has resulted in strong retail demand in most of our businesses. Retail demand during the first nine months of fiscal 2004 has met our expectations for most product lines due to the same aforementioned factors contributing to our sales growth. Our financial condition remains strong with lower average debt levels due to modest increases in average receivables and lower average inventory levels as well as higher earnings compared to the same period last year. As part of our next generation initiative “6 + 8”, we plan to leverage the positive momentum we have generated over the last several years while investing in the future, continuing focus on overall operating effectiveness and productivity improvement, and expense reductions through our “no waste” program. Our employees are embracing the ideas and tools introduced through the use of “lean” manufacturing concepts, which are designed to eliminate waste throughout the company. We believe our strong performance through the first nine months of fiscal 2004 should continue through our final quarter of fiscal 2004. However, we expect to encounter continued rising costs for several key raw materials, such as steel, and we plan to continue to invest in key growth strategies. We expect an improvement in sales growth in fiscal 2004 compared to the sales growth in fiscal 2003, and also anticipate double-digit diluted earnings per share growth, while keeping a cautionary eye on the world economies, weather, field inventory levels, commodity prices, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Third quarter of fiscal 2004 net earnings were $34.2 million or $1.33 per diluted share, a 29.1 percent increase over $1.03 per diluted share for the third quarter of fiscal 2003. Year-to-date net earnings in fiscal 2004 were $95.7 million or $3.68 per diluted share, a 26.0 increase over $2.92 per diluted share last year. This year-to-date increase is even greater considering last year’s earnings benefited from a gain for a legal settlement of $3.4 million ($2.1 million net of tax). The primary factors contributing to the increase were higher sales volumes and leveraging selling, general and administrative expenses.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 30,	August 1,	July 30,	August 1,
(Dollars in thousands)	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	62.8	63.8	63.9

Gross profit	36.2	37.2	36.2	36.1
Selling, general, and administrative expense	(24.6)	(25.8)	(24.7)	(26.1)
Restructuring and other income (expense)	0.1	(0.4)	—	(0.1)
Interest expense	(0.9)	(1.0)	(0.9)	(1.0)
Other income, net	0.3	0.2	0.3	0.7
Provision for income taxes	(3.6)	(3.4)	(3.6)	(3.2)

Net earnings	7.5%	6.8%	7.3%	6.4%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date of fiscal 2004 were up 15.1 percent and 10.9 percent, respectively, from the same periods in the prior year. Professional segment net sales increased due to continued increase in demand for landscape contractor equipment as well as positive acceptance of new products introduced within the past two years, somewhat offset by lower irrigation product sales. Residential segment sales were also up due primarily to strong snow thrower product shipments. For the year-to-date comparison, residential segment sales also benefited from the introduction of a new Toro walk power mower model as well as initial stocking shipments of riding mowers sold under a private label. Distribution segment sales grew for the quarter and year-to-date comparison due to strong demand and improving economic conditions. Favorable currency rates also contributed approximately 0.6 percent of the sales growth for the quarter and 1.1 percent for the year-to-date comparison. International sales for the third quarter and year-to-date of fiscal 2004 were up 17.3 percent and 16.6 percent, respectively, from the same periods in the prior year. This increase was driven primarily by favorable currency exchange rates and new product introductions. Disregarding currency effects, international sales increased 13.7 percent and 10.7 percent for the third quarter and year-to-date of fiscal 2004, respectively, compared to the same periods in fiscal 2003.

Gross Profit

Gross profit as a percentage of net sales decreased for the third quarter of fiscal 2004 by 1.0 percentage point from the same period last year but was slightly higher by 0.1 percentage point for the year-to-date comparison. The decline in gross profit for the quarter comparison was the result of (i) rising costs for steel and other commodities; (ii) lower sales of higher-margin products; and (iii) increased outbound freight expense. This was somewhat offset by the following factors: (i) cost reduction efforts, including ongoing benefits from past and continuing profit improvement initiatives and (ii) favorable foreign currency exchange rates compared to the U.S. dollar. Gross profit as a percentage of net sales increased slightly for the year-to-date comparison because rising costs for steel and other commodities had a larger impact on the third quarter of fiscal 2004 than the first half of fiscal 2004.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the third quarter and year-to-date of fiscal 2004 by 9.8 percent and 5.0 percent, respectively, from the same periods of the prior year due to higher sales volumes. However, SG&A as a percentage of net sales for the third quarter and year-to-date of fiscal 2004 was 24.6 percent and 24.7 percent, respectively, compared to 25.8 percent and 26.1 percent for the third quarter and year-to-date of fiscal 2003, respectively. The decrease in percent to net sales was due mainly to: (i) reduced warranty expense; (ii) costs for distributor changes last year that did not occur this year; (iii) a decline in bad debt expense; and (iv) lower warehousing expense. Somewhat offsetting those decreases were: (i) higher incentive compensation expense; (ii) increased investments in engineering and marketing as part of our new “6 + 8” initiative; and (iii) continued investments in information systems.

Restructuring and Other (Income) Expense

In the third quarter of fiscal 2003, we announced plans to close our two-cycle engine manufacturing facility that resulted in a pre-tax restructuring and other expense charge of $1.7 million. On April 30, 2004, we ceased operations at the facility. During the third quarter of fiscal 2004, we recorded a net benefit of $0.2 million mainly as a result of selling assets which were previously identified for impairment related to the closure of this facility.

Interest Expense

Interest expense for the third quarter and year-to-date of fiscal 2004 declined 6.2 percent and 8.7 percent, respectively, from the same periods in the prior year. This decrease was primarily due to lower levels of debt as we continue to use earnings to finance operating activities and pay down debt.

Other Income, Net

Other income, net for the third quarter of fiscal 2004 increased slightly by $0.6 million compared to the third quarter of fiscal 2003. However, year-to-date of fiscal 2004 other income, net was down by $5.3 million compared to last year. The year-to-date decrease was due primarily to the following items incurred or realized last year: (i) a gain from a legal settlement; (ii) insurance recoveries; and (iii) gain from the sale of a distributorship. In addition, during the third quarter and year-to-date of fiscal 2004, equity losses were incurred from an investment and higher levels of currency losses. The year-to-date decline was somewhat offset by higher finance charge revenue.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2004 was 32.1 percent compared to 33.0 percent for year-to-date of fiscal 2004. The tax rate for the third quarter and year-to-date of fiscal 2003 was 33.0 percent. The decline in the tax rate during the third quarter of fiscal 2004 was due to a benefit recognized from operating loss carryforwards from an international subsidiary.

BUSINESS SEGMENTS

The company operates in three reportable business segments: professional, residential, and distribution. A fourth reportable segment called “Other” consists of corporate and financing functions. Operating earnings (loss) for each of our three business segments is defined as earnings (loss) from operations plus other income, net. Operating loss for our fourth “Other” segment consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	July 30,	August 1,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$287,928	$244,111	$43,817	17.9%
Residential	144,227	129,043	15,184	11.8
Distribution	47,074	43,039	4,035	9.4
Other	(25,185)	(21,669)	(3,516)	(16.2)

Total *	$454,044	$394,524	$59,520	15.1%

* Includes international net sales of:	$81,135	$69,140	$11,995	17.3%

	Nine Months Ended
	July 30,	August 1,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$834,130	$751,671	$82,459	11.0%
Residential	436,952	396,177	40,775	10.3
Distribution	111,607	96,987	14,620	15.1
Other	(67,045)	(58,509)	(8,536)	(14.6)

Total *	$1,315,644	$1,186,326	$129,318	10.9%

* Includes international net sales of:	$268,286	$230,151	$38,135	16.6%

The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
	July 30,	August 1,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$54,326	$42,235	$12,091	28.6%
Residential	17,635	13,205	4,430	33.5
Distribution	2,255	2,327	(72)	(3.1)
Other	(23,842)	(17,403)	(6,439)	(37.0)

Total	$50,374	$40,364	$10,010	24.8%

	Nine Months Ended
	July 30,	August 1,
(Dollars in thousands)	2004	2003	$ Change	% Change
Professional	$154,479	$133,415	$21,064	15.8%
Residential	52,691	46,215	6,476	14.0
Distribution	1,685	(423)	2,108	NA
Other	(65,964)	(65,781)	(183)	(0.3)

Total	$142,891	$113,426	$29,465	26.0%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date of fiscal 2004 were up 17.9 percent and 11.0 percent, respectively, compared to the same periods last year. Worldwide shipments of most product lines were up due to the success of introducing new products within the past two years, continued increase in demand for landscape contractor equipment, and overall improving economic conditions that has resulted in strong retail demand in most businesses. Somewhat offsetting those increases were lower irrigation product sales due to timing of golf projects and our customers’ efforts to reduce field inventory levels. International sales were significantly up due to strong demand and the success of introducing new products as well as a weaker U.S. dollar.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date of fiscal 2004 increased 28.6 percent and 15.8 percent, respectively, compared to the same periods last year. Expressed as a percentage of net sales, professional segment operating margins increased to 18.9 percent compared to 17.3 percent in the third quarter of fiscal 2003. Fiscal 2004 year-to-date professional segment operating margins also increased to 18.5 percent compared to 17.7 percent last year. The operating earnings improvement was due mainly to lower SG&A expense as a percentage of net sales as we leveraged the fixed portion of SG&A costs over higher sales volumes and reduced warranty expense. Gross margin rose slightly for the quarter and year-to-date comparison. Somewhat offsetting the year-to-date profit improvement was lower other income in fiscal 2004 due to the fact that fiscal 2003 other income reflected a gain from a legal settlement.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date of fiscal 2004 were up by 11.8 percent and 10.3 percent, respectively, compared to the same periods last year. For the third quarter comparison, snow thrower shipments led this increase due to strong preseason demand as a result of heavy snowfalls in key markets during the 2003-2004 winter season that depleted field inventory levels. Shipments of Toro walk power mowers to the home center channel were down for the third quarter comparison but up year-to-date as we introduced a new model and experienced strong retail demand. In addition, shipments of walk power mowers for the third quarter comparison were down due to strong preseason shipments that benefited the second quarter of fiscal 2004. Electric trimmer and blower product shipments were also up for the quarter and year-to-date comparisons due to additional shelf placement. Sales of riding products also increased due to initial stocking shipments of new products sold under a private label. However, for the year-to-date comparison other riding product sales declined due to continued strong competition. International sales benefited from a weaker U.S. dollar as well as strong sales of Pope® irrigation products in Australia and increased sales of snow thrower and walk power mower products.

Operating Earnings. Operating earnings for the residential segment in the third quarter and year-to-date of fiscal 2004 increased 33.5 percent and 14.0 percent, respectively, compared to the same periods last year. Expressed as a percentage of net sales, residential segment operating margins increased to 12.2 percent compared to 10.2 percent in the third quarter of fiscal 2003. Fiscal 2004 year-to-date residential segment operating margins also increased to 12.1 percent compared to 11.7 percent last year. The operating earnings improvement was due to lower SG&A expense as we leveraged the fixed portion of SG&A costs over higher sales volumes and reduced warranty expense. In addition, last year operating earnings were negatively affected due to a restructuring and other expense charge of $1.7 million related to the announced closure of our two-cycle engine manufacturing facility. Somewhat offsetting the operating earnings improvement was a decline in gross margins due to increased sales of new products with lower gross margins and rising costs for steel and other commodities.

Distribution

Net Sales. Worldwide net sales for the distribution segment in the third quarter and year-to-date of fiscal 2004 were up 9.4 percent and 15.1 percent, respectively, compared to the same periods last year. The sales increase was due primarily to strong demand for commercial equipment and the addition of sales from a southeastern-based distributor acquired during the second quarter of fiscal 2003.

During the third quarter of fiscal 2004, we entered into an agreement to sell our southeastern-based distributorship, which is expected to close during the fourth quarter of fiscal 2004. Therefore, we expect net sales for the distribution segment to be lower in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003.

Operating Earnings (Losses). Operating earnings for the distribution segment were $2.3 million in each of the third quarter of fiscal 2004 and the third quarter of fiscal 2003. Year-to-date operating earnings for fiscal 2004 were $1.7 million compared to operating losses of ($0.4) million last year. This favorable change in operating results was due mainly to higher sales volumes at the company-owned distributorships.

Other

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Professional and residential segment shipments to the company-owned distributorships are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales elimination increased for the third quarter and year-to-date of fiscal 2004 by 16.2 percent and 14.6 percent, respectively, compared to the same periods last year, reflecting higher levels of shipments to the distribution companies.

Operating Losses. Operating losses for the other segment increased for the third quarter and year-to-date of fiscal 2004 by $6.4 million and $0.2 million, respectively, compared to the same periods last year. The third quarter operating loss increase was due mainly to higher incentive compensation costs and the fact that last year was favorably impacted by a reduction of the gross profit elimination percentage due to a change in the estimate applied to the ending Toro inventory at our company-owned distributors.

FINANCIAL POSITION

Working Capital

During the first nine months of fiscal 2004, our financial condition remained strong, and emphasis continued on improving asset management. Average working capital for the first nine months of fiscal 2004 was $374.2 million compared to $327.3 million for the first nine months of fiscal 2003. The increase of 14.3 percent was due primarily to lower average debt and higher average cash and cash equivalents, somewhat offset by higher average accrued liabilities. Average receivables for the first nine months of fiscal 2004 increased by 1.6 percent compared to the first nine months of fiscal 2003 on a sales increase of 10.9 percent. Our average days outstanding for receivables improved to 77 days based on sales for the last twelve months ended July 30, 2004, compared to 84 days for the twelve months ended August 1, 2003. Average inventory levels declined 4.9 percent for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, and average inventory turnover improved 14.4 percent for the last twelve months ended July 30, 2004 compared to the last twelve months ended August 1, 2003. These improvements reflect our continuing efforts to improve asset utilization.

Liquidity and Capital Resources

Our businesses are working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, provide us with adequate liquidity to meet our operating requirements. We believe that the funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, debt repayments, dividend payments, and stock repurchases through at least the next twelve months.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2004 was $81.8 million compared to $1.1 million for the first nine months of fiscal 2003, a favorable change of $80.7 million. This significant improvement was due primarily to higher earnings and a lower increase in receivables and inventory levels as well as higher accrued liabilities. Cash used in investing activities was higher by 4.2 percent compared to the first nine months of fiscal 2003, mainly due to cash used for an investment in fiscal 2004, and the fact that we received proceeds from an investment and sale of a distributorship in fiscal 2003. Cash used in financing activities was $127.3 million for the first nine months of fiscal 2004 compared to $19.4 million for the first nine months of fiscal 2003. This significant increase was due mainly to increased funds of $122.6 million used to repurchase our common stock. During the next six months, we expect to repurchase an additional 1.4 million shares of our common stock to complete our authorized share repurchase program.

Credit Lines and Other Capital Resources. Our business is seasonal, with peak borrowing generally occurring between February and May each year. Our U.S. seasonal working capital requirements are funded with a $175.0 million medium-term committed unsecured bank credit line with various banks, which was extended to an expiration date of August 2009 during the fourth quarter of fiscal 2004. We also have a $75.0 million secured credit line backed by a multi-year credit agreement. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $11.0 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average borrowings were $7.2 million in the first nine months of fiscal 2004 compared to $47.9 million in the first nine months of fiscal 2003. The significant decrease in average short-term debt resulted primarily from the use of cash to finance working capital requirements and higher average levels of accrued liabilities. As of July 30, 2004, we had $257.7 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of July 30, 2004, and expect to be in compliance with all covenants for the remainder of fiscal 2004. Our credit agreements require compliance with all of the covenants defined in the agreements. However, if we are out of compliance with any debt covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a rating downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the first nine months of fiscal 2004 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Inflation

We are subject to the effects of inflation and changing prices. In fiscal 2004, we experienced rising prices for steel and other commodities that had a negative impact on our gross margins and net earnings. For the remainder of fiscal 2004 and fiscal year 2005, we expect the prices of steel and other commodities to continue to rise. We plan to deal with these and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions which impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and coverage includes parts, labor, and other expenses for non-maintenance repairs, provided that operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, the historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation of such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables, which provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determine that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period in which we made such a determination.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	Changes in global and domestic economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, and weaker consumer confidence, which could have a negative impact on our financial results.

•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.

•	Our ability to achieve goals of the “6 + 8” initiative, which is intended to increase our after-tax return on sales to 6 percent or better and grow revenues at an average rate of 8 percent or better by the end of fiscal 2006.

•	Our ability to implement lean manufacturing “no waste” and productivity improvement initiatives, which are intended to improve gross margins and offset a portion of rising raw material costs.

•	Increased competition, including competitive pricing pressures, new competitors entering the markets we serve, potential loss of market share, new product introductions, and financing programs offered by both domestic and foreign companies.

•	Fluctuations in the cost and availability of raw materials, such as steel and other commodities, and the ability to maintain favorable supplier arrangements and relationships.

•	Weather conditions that reduce demand for our products.

•	Our ability to acquire, develop, and integrate new businesses and manage alliances successfully, both of which are important to our revenue growth.

•	Our ability to achieve projected sales and earnings growth for fiscal 2004.

•	Market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•	Elimination or reduction of shelf space for our products at retailers.

•	Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.

•	Changes in our relationship with and terms from third party financing sources utilized by our customers.

•	Unforeseen product quality problems in the development and production of new and existing products, which could result in loss of market share, reduced sales, and higher warranty expense.

•	Degree of success in restructuring and plant consolidation, including our ability to cost-effectively expand existing, move production between, and close manufacturing facilities.

•	The degree of recovery in the golf course market.

•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

•	Increased dependence on The Home Depot, Inc. as a customer for the residential segment.

•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

•	Governmental restrictions placed on water usage as well as water availability.

•	Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, or the repeal of the foreign export benefit; and environmental laws.

•	Unknown impact on our sales and earnings following the company being named, along with other companies, in a lawsuit which challenges engine horsepower ratings on lawnmower products.

•	The effects of litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, commercial, and other disputes.

•	Adverse changes in currency exchange rates or raw material commodity prices, and the costs we incur in providing price support to international customers and suppliers.

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

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the third quarter and nine months ended July 30, 2004, the amounts of losses reclassified to earnings for such cash flow hedges were $1.2 million and $6.5 million, respectively.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2004 and 2005. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive income (loss), and fair value impact of derivative instruments in other income, net as of July 30, 2004 were as follows:

			Value in
			Accumulated
	Average		Other	Fair Value
Dollars in thousands	Contracted	Notional	Comprehensive	Impact
(except average contracted rate)	Rate	Amount	Income (Loss)	Gain (Loss)
Buy US dollar/Sell Australian dollar	.6828	$28,368.5	$(130.4)	$(281.2)
Buy US dollar/Sell Canadian dollar	.7209	5,439.5	(186.8)	(38.3)
Buy US dollar/Sell Euro	1.1835	76,245.1	103.8	(1,451.1)
Buy US dollar/Sell Mexican peso	11.3880	1,053.7	4.6	—
Buy Australian dollar/Sell US dollar	.6986	3,687.0	(7.4)	1.7
Buy British pound/Sell US dollar	1.7914	1,191.3	(1.0)	—
Buy Euro/Sell US dollar	1.2100	3,962.8	—	(16.4)
Buy Japanese yen/Sell US dollar	109.4530	8,725.2	104.6	42.0
Buy Mexican peso/Sell US dollar	11.7973	13,138.6	(57.3)	—

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

Item 4. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the company’s fiscal third quarter ended July 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 3, 2004, the company, along with other members of the lawnmower and lawnmower engine industry, was named a defendant in a lawsuit filed by six individuals on behalf of themselves and others similarly situated in the Circuit Court, Twentieth Judicial Circuit of St. Clair County, Illinois, which challenges the horsepower ratings of lawnmowers. The complaint seeks class action status, an injunction, compensatory and punitive damages and attorney’s fees on behalf of persons who bought lawnmowers since June 1999 powered by gasoline engines up to 20 horsepower. The company is currently evaluating this lawsuit.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the third quarter of fiscal 2004 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)(2)	Paid per Share	or Programs	Programs(1)(2)
May 1, 2004 through May 28, 2004	0	$0	0	3,036,006
May 29, 2004 through June 25, 2004	1,101,393	68.96	1,101,393	1,934,613
June 26, 2004 through July 30, 2004	485,998 (3)	66.77	485,464	1,448,513

Total	1,587,391	$68.29	1,586,857

(1)	On September 20, 2001, the company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the company’s common stock (doubled from the original amount of 1,000,000 shares as a result of the stock split effective April 1, 2003) in open-market or private transactions.

(2)	On March 12, 2004, the company’s Board of Directors authorized the repurchase of 1,000,000 shares of the company’s common stock in open-market or private transactions. On May 27, 2004, the company’s Board of Directors authorized the repurchase of up to an additional 2,000,000 shares under this repurchase program, bringing the total maximum number of shares the company is authorized to repurchase under this program to 3,000,000 shares, and authorizing such repurchases to be made in open-market transactions, tender offers, private transactions or other transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at anytime. Unless otherwise indicated, all shares repurchased by the company during the periods indicated were purchased under this program.

(3)	Includes 534 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $66.82 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 534 shares were not repurchased under the company’s repurchase program described in footnote (1) and (2) above.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i) and 4(a)	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4(b) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 4(c) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Registration Statement on Form S-8, Registration No. 2-94417).

4(d)	Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)	Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)	Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

10(a)	Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10(b)	The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).

10(c)	Amendment to The Toro Company Supplemental Management Retirement Plan.

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     During the fiscal quarter ended July 30, 2004, Toro filed or furnished the following reports on Form 8-K:

1.	Current Report on Form 8-K containing the Company’s earnings release for the quarter ended April 30, 2004 was furnished on May 25, 2004 under Item 12.

2.	Current Report on Form 8-K reporting a temporary suspension of trading under the Company’s employee benefit plans was filed on July 27, 2004 under Item 11.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY (Registrant)
Date: September 8, 2004	By/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance, Treasurer and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10(c)	Amendment to The Toro Company Supplemental Management Retirement Plan.

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.