Form 10-K
period 2004-10-31
TORO CO
filed 2004-12-22
CIK 737758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended October 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on April 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1,408,994,620.

The number of shares of Common Stock outstanding as of December 17, 2004 was 23,278,656.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 15, 2005 are incorporated by reference into Part III.

THE TORO COMPANY

FORM 10-K

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
  We design, manufacture, and market professional turf maintenance equipment and services, turf and agricultural irrigation systems, landscaping equipment, and residential yard products. We produced our first lawn mower for golf course usage in 1921 and our first lawn mower for home use in 1939, and we have continued to enhance our product lines ever since. We classify our operations into three reportable segments: professional, residential, and distribution. A fourth segment called “other” consists of corporate functions and Toro Credit Company, a wholly owned financing subsidiary. Net sales of our segments accounted for the following approximate percentages of our consolidated net sales for fiscal years 2004, 2003, and 2002: Professional, 62 percent; Residential, 34 percent; Distribution and Other, 4 percent.
  Our products are nationally advertised and sold at the retail level under the primary trademarks of Toro®, Toro® Wheel Horse®, Lawn-Boy®, Irritrol® Systems, Exmark®, Toro® Dingo®, Aqua-TraXX®, Pope®, and Lawn Genie®, most of which are registered in the United States and in the principal foreign countries where we market our products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot.
  We emphasize quality and innovation in our customer service, products, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for engineering and research in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenues has historically been attributable to new and enhanced products.

Business Strategy

Fiscal 2004 marked the beginning of our next generation initiative called “6 + 8: Teamwork to the Top.” The goals of this initiative are to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ending October 31, 2006.
  The focus areas of this initiative are:

Lean/No Waste. The mindset of driving change and process improvement developed with our former “5 by Five” initiative during fiscal years 2000 through 2003 has continued with this new initiative that is linked to applying “Lean” methods in our manufacturing plants and offices. Throughout the organization, we are rethinking our business and manufacturing processes to make us more efficient and responsive. Employees are engaged in cross-functional teams of line and staff employees to take a fresh look at their jobs and processes to eliminate waste and unnecessary steps that do not add value.

Investing in Growth. At the same time, we recognize the need to drive stronger revenue growth through accelerated investments in innovative products and services, product branding, new technologies, and expansion in current and new markets. We are redirecting a portion of our Lean/ No Waste savings to finding new and better solutions that address customer problems to create market differentiation, generate higher margins, and build strong and unique brands. As sales increase, we will continue to reinvest in research and development to sustain our legacy of market leadership.

Strengthening Culture. We are taking steps to continue to strengthen our long-standing cultural values that are designed to maximize our organizational effectiveness and creativity, with particular emphasis on teamwork and partnership, communication, job requirements, and customer responsiveness. We recognize that the collective contributions, energy, and commitment of our employees are the key factors in our success. Therefore, we will continue to invest in education, surveys, focus groups, and other methods to ensure all employees are engaged in a mindset of continuous improvement that will deliver sustainable results.

Products by Market

We continue to be a leader in adapting advanced technologies to products and services that provide solutions for landscape, turf care maintenance, and residential demands. Following is a summary of our products by market for the professional and residential segments:

Professional – We design professional turf products and market them worldwide through a network of distributors and dealers as well as directly to government customers and rental centers. Products are sold by distributors and dealers to professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Professional turf maintenance equipment marketed under the Toro brand name is our oldest product line that began in 1921 with tractor-towed mowers for golf courses. Over time, we have expanded our product lines to include products designed for large turf areas, such as golf courses, schools, parks, cemeteries, sports fields, industrial sites, apartments, and townhouse complexes.

Landscape Contractor Market. Products for the landscape contractor market include zero-turning radius riding mowers, 21-inch heavy-duty walk behind mowers, mid-size walk behind mowers, and compact utility loaders. These products are sold through distributors and dealers, and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro, Exmark, and Lawn-Boy brands. In fiscal 2004, we introduced a new line of Toro 400 Series compact zero-turning radius riding mowers.

  Our compact utility loaders are cornerstone products for the Toro Sitework Systems product line. These products are designed to improve efficiency in the creation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. In fiscal 2004, we introduced the Toro Dingo TX 413, our smallest utility loader, offered with a specially designed trailer for the rental market.

Sports Fields and Grounds Market. Products for the sports fields and grounds market include riding rotary units with cutting decks ranging from 52 inches to 16 feet, aerators, attachments, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, municipal and institutional properties, cemeteries, and facilities such as airports and corporate headquarters.

Residential/ Commercial Irrigation Market. Turf irrigation products marketed under the Toro and Irritrol Systems brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. We also offer wireless rain and freeze switches on some products in an effort to conserve water usage.

Golf Course Market. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment, utility vehicles, turf aerators, and bunker maintenance equipment. We also manufacture and market underground irrigation systems including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Our professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage water use. In fiscal 2004, we introduced the ProCoreTM 648 walk-behind aerator with innovative wheel placement and high productivity for golf course aeration. In late fiscal 2004, we also introduced 835S/855S Series golf sprinklers that provide improved water distribution uniformity, nozzle flexibility, and system efficiency.

Agricultural Irrigation Market. Products for the agricultural irrigation market include irrigation emission devices that regulate the flow of drip irrigation, including Blue StripeTM polyethylene tubing, Aqua-TraXX irrigation tape, and Drip In® drip line, all used in low water volume agricultural applications. These products are sold through dealers who then sell to growers for use primarily in vegetable fields, fruit and nut orchards, and vineyards.

Residential – We market our residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, and Australia, with the exception of snow removal products, which are sold primarily in North America and Europe.

Walk Power Mower Products. We manufacture and market numerous models under our brand names Toro and Lawn-Boy. Models differ as to cutting width, type of starter mechanism, ability to mulch, bag or side discharge grass clippings, cast aluminum or steel decks, controls, and power sources, and are either self-propelled or push mowers. Toro brand lawn mowers are backed by our “Guaranteed To Start” program. In fiscal 2004, we introduced a new special featured value-priced Toro walk power mower model and a new line of Gold Series® Lawn-Boy walk power mowers. In fiscal 2004, we also introduced a new walk power mower sold under the Pope brand name in Australia.

Riding Products. We manufacture and market riding products under the Toro brand name. Riding mowers and tractors include a rear engine riding mower manufactured and sold in the European market; lawn tractor models; and garden tractor models, some equipped with a diesel engine. Many models are available with a variety of decks and accessories. Recycler®

cutting decks are available on some models. Models can be equipped with manual or hydrostatic transmissions. In recent years, we introduced a new line of riding products, the TimeCutter® zero-turning radius riding mowers. We also manufacture riding mower products plus attachments for a third party under a private label agreement.

Home Solutions Products. We design and market electrical products under the Toro brand name. These products include electric and battery operated flexible line grass trimmers, electric blowers, and electric blower vacuums. In late fiscal 2004, we introduced the electric Power Shovel Plus, an innovative machine for every season that can clear snow up to six inches deep and sweep away dirt, leaves, and other debris on hard surfaces.

Retail Irrigation Products. We design and market underground retail irrigation products under the Toro and Lawn Genie brand names. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. These products are designed for homeowner installation and include sprinkler heads, valves, and electronic and mechanical timers. We also design and market drip irrigation systems for residential landscapes and gardens.

Snow Removal Products. We manufacture and market a range of gas and electric single-stage and gas two-stage snow thrower models under the Toro brand name. Single-stage snow throwers are walk behind units with lightweight two-cycle gasoline engines. Most gas and electric single-stage snow thrower models include Power Curve® snow thrower technology. Two-stage snow throwers are designed for relatively large areas of deep, heavy snowfalls and use two- and four-cycle engines. We also manufacture and market hybrid models with single-stage snow thrower technology that is self-propelling, providing the operational ease of a single-stage snow thrower with the power of a two-stage unit. In late fiscal 2003, we introduced a new line of innovative two-stage snow thrower models featuring the Power MaxTM auger system for performance and safer operation, and the Quick StickTM chute control technology.

Financial Information About Foreign Operations and Business Segments

We manufacture our products in the United States, Mexico, Australia, and Italy for sale throughout the world and maintain sales offices in the United States, Canada, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, and Italy. New product development is pursued primarily in the United States. Our net sales outside the United States were 20.7 percent, 19.3 percent, and 18.7 percent of total consolidated net sales for fiscal 2004, 2003, and 2002, respectively.
  A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding certain foreign currency exchange contracts, see Item 7A entitled “Quantitative and Qualitative Disclosures about Market Risk.” For additional financial information regarding our foreign operations and each of our segments, see Note 12 of Notes to Consolidated Financial Statements entitled “Segment Data,” included in Item 8 of Part II of this report.

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
  In order to utilize manufacturing facilities and technology more effectively, we pursue continuous improvements in manufacturing processes. We have some flexible assembly lines that can handle a wide product mix and deliver products when customers require them. Additionally, considerable effort is spent to reduce manufacturing costs through process improvement, product and platform design, application of advanced technology, enhanced environmental management systems, SKU consolidation, and better supply-chain management. We also manufacture products sold under a private label agreement to a third party on a competitive basis.
  Our professional products are manufactured throughout the year. Our residential spring and summer products are also generally manufactured throughout the year; however, our residential fall and winter products are generally manufactured in the summer and fall months. In addition, our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production.
  Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. We also periodically shut down production to allow for maintenance, rearrangement, and capital equipment installation at the manufacturing facilities.

Capital expenditures for fiscal 2005 are expected to be approximately $5 to $10 million higher than fiscal 2004 capital expenditures as we continue to invest in information service technology, manufacturing equipment, and tooling for new products.

Engineering and Research

We are committed to an ongoing engineering program dedicated to innovating new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology will be slow to be accepted by the marketplace. Management mitigates this risk through focus on and commitment to understanding our customers’ needs and requirements. Our engineering expenses are primarily incurred in connection with the improvements of existing products, cost reduction efforts, and the development of new products that may have additional applications or represent extensions of existing product lines. Our expenditures for engineering and research were approximately $48.0 million (2.9 percent of net sales) in fiscal 2004, $41.5 million (2.8 percent of net sales) in fiscal 2003, and $38.5 million (2.7 percent of net sales) in fiscal 2002. In fiscal 2005, we anticipate engineering and research costs to increase compared to fiscal 2004 as we continue to invest in new product development as part of our “6 + 8: Teamwork to the Top” initiative.

Sources and Availability of Raw Materials

Most of the components of our products are commercially available from a number of sources and in adequate supply. Therefore, we are generally not dependent on any one supplier, except for engines from Japanese suppliers used in some of our professional segment products. We have agreed with some of these suppliers to share the impact of exchange rate fluctuations between the U.S. dollar and the Japanese yen on a 50/50 split based on a predetermined range of rates.
  In fiscal 2004, we experienced no significant work stoppages as a result of shortages of raw materials or commodities. The highest value component costs are generally engines, steel, transmissions, transaxles, hydraulics, electric motors, and plastic resin purchased from several suppliers around the world. We have certain long-term commitments for the purchase of various component parts and raw materials that are unlikely to be terminated prematurely.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty length varies depending on whether product usage is for “residential” or “professional” applications within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on, among other factors, historical claims experience by individual product lines. Warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by independent Toro distributors and dealers at the customer’s expense. We also sell extended warranty coverage on select products when the factory warranty period expires.

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
  To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review patents issued by the U.S. Patent and Trademark Office and foreign patent offices as needed. These activities help us minimize risk of patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a material effect on our consolidated financial results.

Seasonality

Sales of our residential products, which accounted for approximately 34 percent of total consolidated net sales in fiscal 2004, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the West Coast, Southern states, and our markets in the Southern hemisphere such as Australia, Latin America, and Asia continues for a longer portion of the year than in northern regions of the world. Overall, worldwide sales levels are historically highest in our fiscal second quarter. Historically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Seasonal cash requirements of the business are financed from operations and with our bank credit lines. Peak borrowing usually occurs between February and May.
  The following table shows total net sales and net earnings for each quarter as a percentage of the total year.

	Fiscal 2004		Fiscal 2003
	Net	Net	Net	Net
Quarter	Sales	Earnings	Sales	Earnings

First	19%	9%	20%	9%
Second	33	51	33	51
Third	28	33	26	33
Fourth	20	7	21	7

Effects of Weather

From time to time, unusual weather conditions in a particular worldwide region may adversely affect retail sales of our products. We work to mitigate this effect by taking orders in advance of the selling season. Nonetheless, weather conditions could materially affect our future sales.

Distribution and Marketing

We market the majority of our products through approximately 50 domestic and 100 foreign distributors, as well as a number of hardware retailers, home centers, and mass retailers in more than 94 countries worldwide.
  Toro and Lawn-Boy residential products, such as walk power mowers, riding products, and snow throwers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers throughout the United States. Walk power mowers, snow throwers, and riding products are also sold directly to dealers and home centers. Home solutions products and retail irrigation products are sold directly to dealers, hardware retailers, home centers, and mass retailers. We also sell selected residential products over the Internet, mainly through Internet retailers. Internationally, residential products are sold direct to retail dealers and mass merchandisers in Australia and Canada. In most other countries, products are sold to distributors for resale to dealers and mass merchandisers.
  Worldwide, professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. We also sell some professional segment products directly to government customers and rental centers. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Compact utility loaders and attachments are sold directly to dealers and rental centers.
  As of October 31, 2004, we owned three domestic distribution companies. Our primary purposes in owning domestic distributorships are to develop a best-practices model of distribution that could be replicated by our independent distributors and to facilitate ownership transfers while improving operations. These distribution companies sell professional and residential products directly to retail dealers and customers primarily in the United States and a majority of the revenues are derived from Toro-manufactured products. In the fourth quarter of fiscal 2004, we sold our southeastern-based distribution company. We also completed the sale of our southwestern-based distribution company in the first quarter of fiscal 2005.
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
  We advertise our residential products during appropriate seasons throughout the year on television, radio, in print, and via the Internet. Professional products are advertised in print and through direct mail programs as well as on the Internet. Most of our advertising emphasizes our brand names. Advertising is purchased directly by the company as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

Customers

Overall, management believes that long-term we are not dependent on a single customer. However, The Home Depot accounted for greater than 10 percent of our total consolidated net sales in fiscal 2004, 2003, and 2002. The residential segment is largely dependent on The Home Depot as a customer. While the loss of any substantial customer could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

The approximate backlog of orders believed to be firm as of October 31, 2004 and 2003 was $156.3 million and $105.6 million, respectively, a 48.0 percent increase. The increase reflects continued strong demand for our products as we entered fiscal 2005. In addition, we received 2005 stock orders from some of our international customers earlier than compared to prior years. We expect the existing backlog of orders will be filled in fiscal 2005.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are pricing, product innovation, quality and reliability, product support and customer service, warranty, reputation, distribution, shelf space, and financing options. Pricing has become an increasingly important factor in competition for a majority of our products. Management believes we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in all product lines with numerous manufacturers, many of who have substantially greater financial resources than we do. Management believes that we have a competitive advantage because we manufacture a broad range of product lines and have a strong focus in maintaining landscapes. In addition, management believes Toro’s commitment to customer service, product innovation, and distribution channels position us well to compete in various markets.
  Internationally, residential segment products can face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support to foreign customers, as needed, to remain competitive in international markets.

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
  The United States Environmental Protection Agency (EPA) released Phase I regulations for all gas engines under 25 horsepower in June 1995. Our engine suppliers and our manufactured snow thrower two-cycle engines are currently in compliance with these regulations. We received certification from the EPA on these engines that allowed us to produce two-cycle walk power mower engines at our Oxford, Mississippi plant through calendar year 2002. However, we are unable to economically manufacture a two-cycle engine for walk power mowers in order to meet the required Phase II regulation emission levels. This resulted in the decision to close our two-cycle engine manufacturing facility in Oxford, Mississippi. We produced an adequate quantity of two-cycle engines for snow thrower products to meet demand through the 2004-2005 winter season before operations ceased on April 30, 2004. In fiscal 2004, we entered into a joint venture agreement with a leading engine manufacturer to source two-cycle snow thrower engines for us and other customers. Our 2004 Lawn-Boy two-cycle engine walk power mowers were replaced with four-cycle engines purchased from a third party supplier.
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

Customer Financing

Wholesale Financing – Toro Credit Company, our wholly owned finance subsidiary, provides financing for select products we manufacture for North American Toro distributors and approximately 200 U.S. dealers. Toro Credit Company purchases select receivables from The Toro Company and our distributors for extended periods that assists the distributors and dealers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor or dealer, or paid by the distributor or dealer. A security interest is retained in the distributors’ and dealers’ inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payments as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally fixed or based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.
  Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party sources. The finance charges represent interest for a pre-established length of time based on a predefined rate by a contract with third party financing sources. Exmark and some international products sold through dealers are financed primarily with third party financing sources or by the distributor.

End-User Financing – We have an agreement with a third party financing company to provide lease-financing options to domestic golf course and sports fields and grounds equipment customers. The purpose of the agreement is to increase sales by giving end-user buyers of our products alternative financing options when purchasing our products.

  During fiscal 2004, we entered into a multi-year agreement with a third party financing company to provide financing programs under a private label program. This program, offered primarily to Toro and Exmark dealers, provides end-user customers a revolving line of credit for Toro and Exmark parts and services.

Distributor Financing – We enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or ownership changes.

Employees

During fiscal 2004, we employed an average of 5,164 employees. The total number of employees as of October 31, 2004 was 5,071. Three collective bargaining agreements cover approximately 17 percent of these employees, each expiring in the following periods: October 2005, May 2006, and October 2006. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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
  We make available, free of charge on our Internet web site www.thetorocompany.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge on our Internet web site www.thetorocompany.com and in print to any stockholder who requests, our corporate governance guidelines, the charters of our board committees, and our Code of Ethics for the CEO and Senior Financial Officers and Code of Conduct for all employees. Requests for copies can be directed to Investor Relations, telephone: 952-887-7141. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31(a) and 31(b) to this report. We have filed with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 3030A.12(a) on April 12, 2004.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “anticipate”, “plan”, “estimate”, “believe”, “should”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules and regulations and outstanding litigation on our business.
  Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	Changes in global and domestic economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, weaker consumer confidence, and currency exchange rates, which could have a negative impact on our financial results.
•	Fluctuations in the cost and availability of raw materials, such as steel and other commodities, and increased dependence on suppliers and our ability to maintain favorable supplier arrangements and relationships.
•	Our ability to achieve goals of the “6 + 8: Teamwork to the Top” initiative that is intended to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ending October 31, 2006.
•	Our ability to implement lean manufacturing and other productivity improvement initiatives, which are intended to improve gross margins, offset a portion of rising raw material costs, and provide investment funding for new products and services.
•	Increased dependence on The Home Depot, Inc. as a customer for the residential segment.

•	Increased competition, including competitive pricing pressures, new competitors entering the markets we serve, potential loss of market share, new product introductions, and financing programs offered by both domestic and foreign companies.
•	Rising transportation costs as a result of higher fuel costs, capacity issues in the transportation industry, and government regulation that limits the hours of service and increases fuel consumption.
•	Changes in our relationship with and terms from third party financing sources utilized by our customers.
•	Weather conditions that reduce demand for our products.
•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.
•	Our ability to acquire, develop, integrate new businesses, and manage alliances and joint venture arrangements successfully, both of which are important to our revenue growth.
•	Our ability to achieve projected sales and earnings growth for fiscal 2005.
•	Our ability to develop and introduce new products and market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
•	Elimination or reduction of shelf space for our products at retailers.
•	Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.
•	Unforeseen product quality problems in the development and production of new and existing products that could result in loss of market share, reduced sales, and higher warranty expense.
•	Degree of success in plant consolidation, including our ability to cost-effectively expand existing, move production between, and close manufacturing facilities.
•	Government restrictions placed on water usage as well as water availability.
•	The level of growth in the new golf course construction market.
•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.
•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.
•	Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.
•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations; and environmental laws.
•	Unknown impact on our business and our consolidated operating results or financial condition as a result of the pending litigation against the company and others in our industry that challenges engine horsepower ratings of lawnmower products, of which the company is currently unable to assess whether the litigation would have a material adverse effect on the company’s consolidated operating results or financial condition.
•	The effects of other litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

  We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially effect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

As of October 31, 2004, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.4 million square feet of space, which also included inactive facilities available for sale or subleasing. We also utilize 20.34 acres of land in California as a testing facility and 16.3 acres of land in Nebraska as a parking and testing facility. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2005, in part because we began fiscal 2005 production earlier than prior years. The following schedule outlines our significant facilities by location, ownership, and function as of October 31, 2004:

Location	Ownership	Products Manufactured/Use

Bloomington, MN	Owned/ Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/ Leased	Professional and residential products and distribution center
Juarez, Mexico	Leased	Professional and residential products
Plymouth, WI	Owned	Professional and residential parts distribution center
Tomah, WI	Owned/ Leased	Professional products and warehouse
Windom, MN	Owned/ Leased	Residential and professional products and warehouse
Baraboo, WI	Leased	Professional and residential finished goods distribution center
Lakeville, MN	Leased	Residential finished goods distribution center
Beatrice, NE	Owned	Professional products, office, and test facility
Riverside, CA	Owned/ Leased	Office and test facility
Lincoln, NE	Leased	Professional products warehouse
Shakopee, MN	Owned	Components for professional and residential products
Beverley, Australia	Owned	Professional products, office and finished goods distribution center
El Cajon, CA	Owned	Professional and residential products and warehouse, office
Sanford, FL	Leased	Professional products and warehouse
Brooklyn Center, MN	Leased	Distribution facility
Capena, Italy	Leased	Distribution facility
Oevel, Belgium	Owned	Distribution facility
Hazelwood, MO	Leased	Distribution facility
Goodyear, AZ	Leased	Distribution facility
Braeside, Australia	Leased	Distribution facility
Itasca, IL	Leased	Distribution facility
Fiano Romano, Italy	Owned	Professional products and warehouse, office

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on our consolidated financial results. Further, we maintain insurance against some product liability losses.

  As previously disclosed in our most recent quarterly report, on June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No. 04-L-334 (20th Judicial Circuit, St., Clair County, IL) against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no discovery. Management continues to evaluate this lawsuit. We have not established a reserve for any potential loss in connection with this lawsuit since we are unable to provide a reasonable estimate of the amount or range of loss that could result from this litigation. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our consolidated operating results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Executive Officers of the Registrant

The list below identifies those persons designated as executive officers of the company, including their age and position with the company as of December 17, 2004 and positions held by them during the last five or more years. Officers are elected by the Board of Directors or appointed by the Chief Executive Officer annually. All executive officers listed below are subject to Section 16 under the Securities Exchange Act of 1934.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Kendrick B. Melrose 64, Chairman and Chief Executive Officer	Chairman of the Board since December 1987 and Chief Executive Officer since December 1983.

William E. Brown, Jr. 43, Vice President and General Manager, Commercial Business	Vice President and General Manager, Commercial Business since February 2003. From September 2000 to January 2003, he served as General Manager, Landscape Contractor Business. From September 1998 to August 2000, he served as Managing Director, Landscape Contractor Business.

Philip A. Burkart 42, Vice President and General Manager, Irrigation Business	Vice President and General Manager, Irrigation Business since February 2003. From November 2000 to January 2003, he served as Vice President and General Manager, International Business. From October 1999 to October 2000, he served as Managing Director, International Business.

Michael D. Drazan 47, Vice President, Corporate Information Services	Vice President, Corporate Information Services since March 2000. From October 1995 to March 2000, he served as Manager, Food Sector Information Technology for infrastructure and applications at Cargill, Incorporated, an international marketer, processor and distributor of agricultural, food, financial and industrial products and services.

Timothy A. Ford 42, Group Vice President	Group Vice President, Commercial, Irrigation, Agricultural Irrigation Businesses, Corporate Accounts, Distributor Businesses, and Center for Advanced Technology since November 2002. From February 2002 to October 2002, he served as Vice President and General Manager, Commercial Business, Corporate Accounts and Distributor Business Development. From August 2001 to January 2002, he served as Vice President and General Manager, Commercial Business. From January 1998 to July 2001, he held various executive positions at Honeywell International, a diversified technology and manufacturing company, in the Home and Building Control division, that included responsibilities for marketing, operations, and merger integration planning.

Dennis P. Himan 60, Vice President and General Manager, International Business	Vice President and General Manager, International Business since February 2003. From January 2002 to January 2003, he served as Vice President and General Manager, Exmark Landscape Contractor Business. From August 1998 to December 2001, he served as Vice President and General Manager, Landscape Contractor Business.

Michael J. Hoffman 49, President and Chief Operating Officer	President and Chief Operating Officer since October 2004. From November 2002 to October 2004, he served as Group Vice President, Consumer, Exmark, Landscape Contractor and International Businesses. From May 2001 to October 2002, he served as Group Vice President, Consumer and Landscape Contractor Businesses. From May 2000 to May 2001, he served as Vice President and General Manager, Consumer Business. From November 1997 to April 2000, he served as Vice President and General Manager, Commercial Business.

Randy B. James 61, Vice President and Controller	Vice President and Controller since December 1988.

J. Lawrence McIntyre 62, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since July 1993.

Sandra J. Meurlot 56, Vice President, Operations	Vice President, Operations since November 2002. From September 2000 to February 2001, she served as Vice President/OMC and President, Boat Group at Outboard Marine Corporation, a manufacturer and marketer of marine engines, boats, and accessories. From August 1999 to September 2000, she served as Senior Vice President, Manufacturing at Outboard Marine Corporation.

Karen M. Meyer 54, Vice President, Administration	Vice President, Administration since August 1998.

Richard W. Rodier 44, General Manager, Landscape Contractor Business – Toro	General Manager, Landscape Contractor Business – Toro since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Toro. From November 1999 to January 2003, he served as Director of Grounds Marketing for the Commercial Business.

Mark B. Stinson 39, General Manager, Landscape Contractor Business – Exmark	General Manager, Landscape Contractor Business – Exmark since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Exmark. From July 1996 to January 2003, he served as Controller of Exmark Manufacturing.

Thomas M. Swain 51, General Manager, Consumer Business	General Manager, Consumer Business since November 2004. From February 2003 to October 2004, he served as Managing Director, Consumer Business. From November 1994 to January 2003, he served as Director of the Consumer Business.

Stephen P. Wolfe 56, Vice President Finance, Treasurer and Chief Financial Officer	Vice President Finance, Treasurer and Chief Financial Officer since June 1997.

  There are no family relationships between any director, executive officer or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Toro common stock is listed for trading on the New York Stock Exchange and trades under the symbol “TTC.” The high, low, and last sales prices for Toro common stock and cash dividends paid for each of the quarterly periods for fiscal 2004 and 2003 were as follows:

Fiscal year ended
October 31, 2004	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$51.00	$64.25	$71.65	$71.34
Low sales price	44.45	46.33	52.90	60.45
Last sales price	47.60	58.15	65.50	68.25
Cash dividends per share of common stock[2]	0.06	0.06	0.06	0.06

Fiscal year ended
October 31, 2003[1]	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$34.15	$38.25	$43.43	$50.41
Low sales price	30.36	30.15	35.50	37.78
Last sales price	31.51	38.21	39.35	49.70
Cash dividends per share of common stock[2]	0.06	0.06	0.06	0.06

[1]	Per share data and sales prices have been adjusted for all periods presented to reflect a two-for-one stock split effective April 1, 2003.
[2]	Future cash dividends will depend upon the company’s financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 50,000,000 shares authorized, $1.00 par value, 22,518,329 and 24,388,999 shares outstanding as of October 31, 2004 and 2003, respectively.

Preferred Stock – 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

  As of December 17, 2004, Toro had approximately 4,741 stockholders of record.

The following table sets forth information with respect to shares of common stock of the company purchased by the company during each of the three fiscal months ended October 31, 2004.

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of	May Yet be
	Total		Average	Publicly	Purchased
	Number of		Price	Announced	Under the
	Shares		Paid Per	Plans or	Plans or
Period	Purchased[1,2]		Share	Programs	Programs[1,2,3]

July 31, 2004 through September 3, 2004	150,789		$65.02	150,789	1,297,724
September 4, 2004 through October 1, 2004	248,227		68.19	248,227	2,049,497
October 2, 2004 through October 31, 2004	165,539	[4]	65.82	165,000	1,884,497

Total	564,555		$66.65	564,016

[1]	On September 20, 2001, the company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the company’s common stock (doubled from the original amount of 1,000,000 shares as a result of the stock split effective April 1, 2003) in open-market or private transactions. The company purchased 36,006 shares during the periods indicated under this program. There are no shares remaining for repurchase under this program.
[2]	On March 12, 2004, the company’s Board of Directors authorized the repurchase of 1,000,000 shares of the company’s common stock in open-market or private transactions. On May 27, 2004, the company’s Board of Directors authorized the repurchase of up to an additional 2,000,000 shares under this repurchase program, bringing the total maximum number of shares the company is authorized to repurchase under this program to 3,000,000 shares, and authorizing such repurchases to be made in open-market transactions, tender offers, private transactions or other transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at anytime. The company purchased 528,010 shares during the periods indicated under this program.
[3]	On September 30, 2004, the company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the company’s common stock in open-market transactions or in private negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at anytime.
[4]	Includes 539 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $66.31 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 539 shares were not repurchased under any of the company’s repurchase programs, as described in footnotes 1, 2, and 3 above.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
Fiscal years ended October 31	2004	2003	2002	2001	2000

Net sales	$1,652,508	$1,496,588	$1,399,273	$1,353,083	$1,338,974
Gross profit percentage	35.9%	35.8%	34.7%	34.0%	34.6%
Earnings from operations[1]	$165,225	$126,994	$98,965	$93,248	$96,108
Interest expense	15,523	16,285	19,747	22,003	26,414
Earnings before accounting change[1]	102,666	81,620	59,931	50,448	45,285
Percentage of net sales	6.2%	5.5%	4.3%	3.7%	3.4%
Net earnings[1,2]	$102,666	$81,620	$35,317	$50,448	$45,285
Basic net earnings per share[1,2,3]	4.21	3.26	1.41	1.99	1.78
Diluted net earnings per share[1,2,3]	4.04	3.12	1.37	1.93	1.74
Return on average stockholders’ equity[1,2]	24.7%	20.3%	10.0%	15.3%	15.2%
Total assets	$928,747	$927,432	$846,140	$835,674	$779,390
Long-term debt, including current portion	175,091	178,921	194,581	195,078	194,495
Stockholders’ equity	395,614	437,202	365,290	341,393	317,218
Debt to capitalization ratio	30.8%	29.3%	34.9%	40.2%	39.4%
Cash dividends per share of common stock[3]	$.24	$.24	$.24	$.24	$.24

[1]	Fiscal 2004, 2003, 2002, and 2001 earnings from operations include net restructuring and other (income) expense of $(0.7) million, $1.8 million, $8.4 million, and $(0.7) million, respectively.
[2]	Fiscal 2002 net earnings and basic and diluted net earnings per share data include the cumulative effect of a change in accounting principle of $24.6 million, $0.98 per basic share, and $0.95 per diluted share.
[3]	Per share data has been adjusted for all fiscal years presented to reflect a two-for-one stock split effective April 1, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural irrigation systems, landscaping equipment, and residential yard products worldwide. Our products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into three segments: professional, residential, and distribution. A fourth segment called “other” consists of corporate and financing activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products.

Financial Overview

Fiscal 2004 was another record-setting year with double digit sales and earnings growth. Our net earnings rose 25.8 percent compared to fiscal 2003 on net sales growth of 10.4 percent. In addition, our after-tax return on net sales rose to 6.2 percent from 5.5 percent for fiscal 2003. Sales of most of our product lines were up mainly as a result of successful new products introduced within the past two years, favorable foreign currency exchange rates compared to the U.S. dollar, and overall improving economic conditions that have resulted in strong retail demand in most of our businesses. The following table sets forth for the fiscal years indicated net sales by segment and the related percent change from the prior fiscal year.

(Dollars in thousands)			2004 vs. 2003
Fiscal years ended October 31	2004	2003	% change

Professional	$1,028,941	$929,434	10.7%
Residential	554,334	506,466	9.5
Distribution	152,234	133,957	13.6
Other	(83,001)	(73,269)	(13.3)

Total net sales	$1,652,508	$1,496,588	10.4%

  Our financial condition remains strong with lower average debt levels due to lower average inventory levels and higher earnings compared to the prior fiscal year, offset by only a modest increase in average receivables. This has allowed us to reinvest in product development, brand building, and new technologies.

  We also increased our emphasis on repurchasing shares of our common stock. During fiscal 2004, we purchased 2.6 million shares of our common stock for an aggregate cost of $169.8 million to utilize excess cash and reduce our shares outstanding that also resulted in a benefit of approximately $0.10 per diluted share in fiscal 2004 compared to fiscal 2003.
  Overall, fiscal 2004 was a strong year and we believe we are in a position for yet another good year in fiscal 2005. Key drivers for our growth in fiscal 2005 will be the continued success of our product innovation, focusing on markets that are underserved by our brands, developing integrated services with our product offering, and adapting to an ever-changing competitive marketplace by becoming a solutions provider, while keeping a cautionary eye on the world economies, weather, field inventory levels, commodity prices, and other factors identified under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K, which could cause our actual results to differ from our outlook.

Initiative Accelerating our Future

Fiscal 2004 marked the beginning of our next generation initiative called “6 + 8: Teamwork to the Top.” The goals of this initiative are to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ending October 31, 2006.
  The following are the focus areas of this initiative.

Lean/ No Waste. The mindset of driving change and process improvement developed with our prior “5 by Five” initiative during fiscal years 2000 through 2003 has continued with this new initiative that is linked to applying “Lean” methods in our manufacturing plants and offices. Throughout the organization, we are rethinking our business and manufacturing processes to improve our efficiency and responsiveness. Employees are engaged in cross-functional teams to take a fresh look at their jobs and processes to eliminate waste and unnecessary steps that do not add value while delivering measurable gains in productivity, throughput, and quality.

Investing in Growth. At the same time, we recognize the need to drive stronger revenue growth through accelerated investments in innovative products and services, product branding, new technologies, and expansion in current and new markets. We are redirecting a portion of our Lean/ No Waste savings to finding new and better solutions that address customer problems to create market differentiation, generate higher margins, and build strong and unique brands. As sales increase, we will continue to reinvest in research and development to sustain our legacy of market leadership.

Strengthening Culture. We are taking steps to continue to strengthen our long-standing cultural values that are designed to maximize our organizational effectiveness and creativity, with particular emphasis on teamwork and partnership, communication, job requirements, and customer responsiveness. We recognize that the collective contributions, energy, and commitment of our employees are the key factors in our success. Therefore, we will continue to invest in education, surveys, focus groups, and other methods to ensure all employees are engaged in a mindset of continuous improvement that will deliver sustainable results.

Leadership Transition

On October 18, 2004, the Board of Directors appointed Michael J. Hoffman to the position of President and Chief Operating Officer. This appointment is the latest step in a comprehensive succession plan that the Board of Directors adopted a number of years ago. The plan is designed to culminate in the election of a new Chief Executive Officer no later than October 31, 2005, at which time Kendrick B. Melrose will step down from his current role as Chief Executive Officer to become Executive Chairman of the Board of Directors.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to or reduce our earnings and materially affect financial trends. During fiscal 2004, we experienced rising costs for steel and other commodity prices that reduced our gross margins and net earnings. This trend is expected to continue into fiscal 2005 as increased worldwide demand and other factors are driving higher prices for steel and other commodities. To partially offset the higher commodity costs we are experiencing, we have introduced moderate price increases on certain product lines for fiscal 2005. We also plan to generate cost savings through ongoing cost reduction efforts as we continue to implement lean methods and processes in our plants.
  Significant transactions that affected our prior fiscal years operating results included an impairment charge recorded in fiscal 2003 for automation equipment that no longer is used, a gain resulting from a legal settlement in fiscal 2003, restructuring and other (income) expense in fiscal 2002 and to a lesser extent in fiscal 2003 and fiscal 2004, the cumulative effect of change in accounting principle as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142 in fiscal 2002, a goodwill amortization change effective the beginning of fiscal 2002, and a one-time federal tax refund in fiscal 2002. These significant transactions result from unique facts and circumstances that likely will not recur with similar materiality or impact on our continuing operations.
  While these items are important in understanding and evaluating our financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact on financial trends. A complete understanding of these transactions is necessary in order to estimate the likelihood that financial trends will continue.

RESULTS OF OPERATIONS

Fiscal 2004 net earnings were $102.7 million compared to $81.6 million in fiscal 2003, an increase of 25.8 percent. Fiscal 2004 net earnings per diluted share were $4.04, an increase of 29.5 percent over $3.12 per diluted share in fiscal 2003. The primary factors contributing to the net earnings increase were higher sales volumes and improved leveraging of selling, general, and administrative expense. However, the growth in fiscal 2004 net earnings relative to fiscal 2003 was somewhat tempered by a decline in other income compared to fiscal 2003.

  Fiscal 2003 net earnings were $81.6 million or $3.12 per diluted share, a significant improvement from fiscal 2002 net earnings of $35.3 million or $1.37 per diluted share. Results for fiscal 2002 included the following three significant items: a cumulative effect of change in accounting principle that reduced net earnings by $24.6 million for the goodwill write-off related to the adoption of SFAS No. 142; restructuring and other expense of $8.4 million ($5.6 million net of tax); and a tax refund that reduced tax expense by $1.8 million. Other factors contributing to the net earnings increase included higher sales, an increase in gross margin resulting from profit improvement initiatives, and lower interest expense. This was somewhat offset by higher selling, general, and administrative expense.
  The following table summarizes the results of operations as a percentage of net sales.

Fiscal years ended October 31	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.1	64.2	65.3

Gross profit	35.9	35.8	34.7
Selling, general, and administrative expense	(25.9)	(27.2)	(27.0)
Restructuring and other expense	–	(0.1)	(0.6)
Interest expense	(0.9)	(1.1)	(1.4)
Other income, net	0.2	0.7	0.5
Provision for income taxes	(3.1)	(2.6)	(1.9)

Earnings before accounting change	6.2%	5.5%	4.3%

  As we enter fiscal 2005, we anticipate another strong year of growth due to the introduction of new products and anticipated improving economic conditions. Sales are expected to grow at an annual rate of 7 to 9 percent in fiscal 2005 and diluted net earnings per share are expected to grow at an annual rate of 12 to 15 percent over fiscal 2004, which includes the impact of adopting SFAS No. 123, “Accounting for Stock-Based Compensation,” discussed later in the section entitled “New Accounting Pronouncements to be Adopted.”

Fiscal 2004 Compared With Fiscal 2003

Net Sales. Worldwide net sales in fiscal 2004 were $1,652.5 million compared to $1,496.6 million in fiscal 2003, an increase of 10.4 percent. Sales growth was primarily driven by:

•	Market acceptance of new products introduced within the past two years across many product lines.
•	Continued increase in demand for landscape contractor equipment as a result of continued market growth and acceptance of new products.
•	Favorable currency rates that contributed approximately 1 percent of the sales growth for fiscal 2004. International sales grew 18.1 percent driven primarily by a weaker U.S. dollar and new product introductions. Disregarding currency effects, international sales were up 12.0 percent for fiscal 2004.
•	Higher distribution segment sales as a result of strong demand and improving economic conditions.
Somewhat offsetting the factors contributing to our sales growth was a decline in domestic irrigation product sales, mainly domestic residential/commercial irrigation products.
  Looking ahead, we expect sales to grow at an annual rate of 7 to 9 percent in fiscal 2005 compared to the sales reported in fiscal 2004, driven primarily by the introduction of new products, expected continuing favorable economic conditions, and strategic marketing activities directed at underserved markets, such as revitalizing the Lawn-Boy brand with new products and accelerating the growth rate in international markets.

Gross Profit. Gross profit as a percentage of net sales increased slightly by 0.1 percentage point from 35.8 percent in fiscal 2003 to 35.9 percent in fiscal 2004. This improvement was mainly the result of the following factors:

•	Cost reduction efforts, including ongoing benefits from past and continuing profit improvement initiatives, as well as moving production to facilities with lower operating costs.
•	Lower manufacturing costs from increased plant utilization as a result of reduced excess manufacturing capacity, mainly related to increased demand for our products.
•	Higher international gross margins as a result of the weaker U.S. dollar.
•	Fiscal 2003 gross margins were negatively impacted by an impairment charge for automation equipment that was no longer used and subsequently disposed.

Somewhat offsetting those positive factors were:

•	Rising steel and other commodity prices.
•	Increased outbound freight costs due to higher fuel costs and increased demand for transportation.
  Looking ahead, gross profit as a percentage of net sales is expected to remain the same in fiscal 2005 compared to fiscal 2004. We anticipate benefits from ongoing past and continuing profit improvement initiatives driven by our emphasis on lean manufacturing as well as moderate price increases will be offset by anticipated higher commodity prices.

Selling, General, and Administrative Expense (SG&A). SG&A expense increased 5.4 percent from fiscal 2003. SG&A expense as a percentage of net sales decreased to 25.9 percent in fiscal 2004 compared to 27.2 percent in fiscal 2003. The decrease in SG&A expense as a percentage of net sales was due primarily to leveraging fixed SG&A costs over higher sales volumes as well as the following other factors:

•	A decline in bad debt expense due mainly to a recovery of a previously written off note receivable.
•	Costs for distributor changes in fiscal 2003 that did not occur in fiscal 2004.
•	Reduced warranty expense due mainly to lower claims experience on certain product lines.
•	Lower warehousing expenses due to consolidation and the reduction of the number of warehousing facilities utilized.
Somewhat offsetting those decreases were:

•	Increased investments in engineering, marketing, and information systems as part of our “6 + 8” initiative.
•	Higher incentive compensation costs due to the significant improvement in our financial performance, on which incentive compensation is based. In addition, the increase in Toro’s stock price during fiscal 2004 also contributed to higher compensation expense for our Performance Share Plan. See Note 10 of the notes to consolidated financial statements for additional information.
  Looking ahead, SG&A expense is expected to increase in fiscal 2005 compared to fiscal 2004 as we continue to accelerate our investments in engineering and brand marketing as part of our “6 + 8” initiative. However, we expect to continue to leverage SG&A costs over higher sales volumes in fiscal 2005.

Restructuring and Other (Income) Expense. Restructuring and other income for fiscal 2004 was $0.7 million compared to restructuring and other expense of $1.8 million in fiscal 2003. During fiscal 2003, we announced plans to close our two-cycle engine manufacturing facility located in Oxford, Mississippi that resulted in a pre-tax restructuring and other expense charge of $2.3 million. See Item 1, Environmental Matters and Other Governmental Regulation section for additional information. On April 30, 2004, we ceased operations at that facility. During fiscal 2004, we realized a net benefit of $0.2 million mainly as a result of selling assets that were previously identified for disposal in connection with the closure of this facility. We also realized a net benefit of $0.4 million due to the reversal of an impairment write down for the Madera, California facility in anticipation of the sale of that facility, which was sold during the first quarter of fiscal 2005 for a gain.

  Looking ahead, we expect to incur additional, but immaterial ongoing restructuring and other expenses until our Oxford, Mississippi facility is sold.

Interest Expense. Interest expense for fiscal 2004 declined 4.7 percent compared to fiscal 2003 due primarily to lower average debt levels as we continued to use earnings to finance operating activities and pay down debt.

  Looking ahead, interest expense is expected to increase as a result of higher interest rates. We also anticipate average debt levels to increase due to the use of our excess cash for significant purchases of our common stock during fiscal 2004 and anticipated purchases of our common stock in fiscal 2005.

Other Income, Net. Other income, net consists mainly of interest income, financing income, royalty income, litigation settlements and recovery, currency exchange rate gains and losses, and equity losses from investments. Other income, net for fiscal 2004 decreased $6.7 million compared to fiscal 2003. This decrease was due mainly to the following factors:

•	Litigation expense incurred in fiscal 2004. However, during fiscal 2003, we received proceeds from a legal settlement and insurance recoveries.
•	Equity losses incurred from an investment and a loss recognized for the sale of a business in fiscal 2004.

Those negative factors were somewhat offset by higher interest income and finance charge revenue.

Provision for Income Taxes. The effective tax rate for fiscal 2004 was 33.0 percent compared to 32.5 percent in fiscal 2003. The increase was due mainly to an increase in tax reserves for certain state and international issues, partially offset by a reduction in the tax on international operations.

  Looking ahead, the tax rate for fiscal 2005 is expected to slightly increase. Legislation has been enacted to repeal certain foreign export tax incentives that we have qualified for in the past fiscal year. This legislation also includes provisions that allows for a deduction from qualified production activities. While the implication of these provisions varies based on the transition rules and the longer term mix of income, we expect the provisions, after fully phased in, to have a favorable impact on our effective tax rate.

Fiscal 2003 Compared With Fiscal 2002

Net Sales. Worldwide net sales in fiscal 2003 were $1,496.6 million compared to $1,399.3 million in fiscal 2002, an increase of 7.0 percent. Sales growth was primarily driven by:

•	Market acceptance of new product introductions across many product lines.
•	Favorable currency rates that contributed approximately 1 percent of the sales growth for fiscal 2003. International sales grew 10.5 percent driven primarily by a weaker U.S. dollar, making our products less expensive in foreign currencies. Disregarding currency effects, international sales were up 3.7 percent for fiscal 2003 principally due to new product introductions.

Gross Profit. Gross profit as a percentage of net sales increased 1.1 percentage points from 34.7 percent in fiscal 2002 to 35.8 percent in fiscal 2003. This increase was mainly the result of:

•	Cost reduction efforts that included reducing raw material costs and moving production to facilities with lower operating costs.

•	Lower manufacturing costs from increased plant utilization due to reduced excess manufacturing capacity, mainly related to the closure of three facilities and increased demand for our products.
•	A reduction of the gross profit elimination percentage due to a change in estimate applied to the ending Toro inventory value at our company-owned distributors.
•	Higher international gross margins as a result of the weaker U.S. dollar.

Somewhat offsetting those positive factors were:

•	Higher inbound freight costs as we moved some of our production to Juarez, Mexico.
•	An impairment charge for automation equipment no longer used and subsequently disposed.

Selling, General, and Administrative Expense (SG&A). SG&A expense increased 7.6 percent in fiscal 2003 compared to fiscal 2002. SG&A expense as a percentage of net sales increased slightly to 27.2 percent in fiscal 2003 compared to 27.0 percent in fiscal 2002. These increases were due primarily to the following factors:

•	Higher administrative expenses, mainly from increased investments in information systems and distributor changes.
•	Increased marketing expense tied to higher sales.
•	Higher incentive compensation costs due to successful achievement of financial goals, on which incentive compensation is based.
•	Higher warranty expense due to higher sales volumes and changes in estimates.

Restructuring and Other Expense. Restructuring and other expense for fiscal 2003 was $1.8 million compared to $8.4 million in fiscal 2002. During fiscal 2003, we announced plans to close our two-cycle engine manufacturing facility located in Oxford, Mississippi that resulted in a pre-tax restructuring and other expense charge of $2.3 million. We also recorded a benefit of $0.2 million for the reversal of the remaining accrual for closing a facility in Australia, which was sold during fiscal 2003.

  During fiscal 2002, we announced the closing of three manufacturing facilities. These actions were part of our long-term strategy to reduce production costs and improve long-term competitiveness. Closing these facilities resulted in a pre-tax restructuring and other expense charge of $6.4 million in fiscal 2002. We also incurred a $2.0 million charge for asset impairment related to the write-off of patents and non-compete agreements in the agricultural irrigation business. Based on our evaluation of the recoverability of some acquired intangible assets, we determined that the acquired patents and non-compete agreements in the agricultural irrigation business had no future value due to changes in this business.

Interest Expense. Interest expense for fiscal 2003 declined 17.5 percent compared to fiscal 2002 due primarily to lower average debt levels as we continued to use earnings to pay down debt.

Other Income, Net. Other income, net for fiscal 2003 increased $2.6 million or 34.7 percent compared to fiscal 2002. This increase was due mainly to proceeds from a legal settlement and insurance recoveries. These positive factors were somewhat offset by higher levels of currency exchange rate losses, lower levels of finance charge revenue, and reduced royalty income.

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

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 12 of the notes to consolidated financial statements, we operate in three reportable business segments: professional, residential, and distribution. A fourth reportable segment called “other” consists of corporate and financing functions. Operating earnings (loss) for each of our three business segments is defined as earnings (loss) from operations plus other income, net. Operating losses for our fourth “other” segment consists of corporate activities, including corporate financing activities, other income, net, and interest expense.

  The following information provides perspective on our business segments’ sales and operating results.

Professional

Professional segment net sales represented 62 percent of consolidated net sales for fiscal 2004, 2003, and 2002. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions)
Fiscal years ended October 31	2004	2003	2002

Net sales	$1,028.9	$929.4	$862.3
Operating earnings	173.1	146.8	111.7
As a percent of net sales	16.8%	15.8%	13.0%

Net Sales. Worldwide net sales for the professional segment in fiscal 2004 were up 10.7 percent compared to fiscal 2003 as a result of the following factors:

•	Worldwide shipments of most product lines were up driven primarily by our success of introducing new products within the past two years.
•	Continued increase in demand for landscape contractor equipment as a result of the growing market and our customers’ acceptance of new products.
•	International sales were up significantly due to strong demand and the successful introduction of new products as well as a weaker U.S. dollar.
•	Overall improving economic conditions have resulted in strong retail demand in most of our businesses.

Somewhat offsetting those increases were lower domestic residential/commercial irrigation product shipments as our customers reduced orders to lower their field inventory levels, and unfavorable weather conditions in key markets.
  Field inventory levels for most professional segment equipment product lines were higher as of the end of fiscal 2004 compared to the end of fiscal 2003 as a result of lower than anticipated retail demand in the fourth quarter of fiscal 2004 compared to unusually strong retail demand in the fourth quarter of fiscal 2003. In addition, strong orders from our customers also contributed to the increase in field inventory levels due to anticipated strong retail demand in fiscal 2005 as a result of our new innovative products and expectations that economic conditions will continue to improve.
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
  Looking ahead, sales for the professional segment are expected to grow in fiscal 2005 compared to fiscal 2004 because we expect new products to be well received and anticipate economic conditions to continue to improve. In addition, we introduced price increases for some 2005 products that should also contribute to sales growth in fiscal 2005.

Operating Earnings. Operating earnings for the professional segment in fiscal 2004 increased 18.0 percent compared to fiscal 2003. Expressed as a percentage of net sales, professional segment operating margins increased to 16.8 percent compared to 15.8 percent in fiscal 2003. The following factors impacted professional segment operating earnings:

•	Lower SG&A expense as a percentage of net sales contributed to the operating earnings improvement as we leveraged the fixed portion of SG&A costs over higher sales volumes and reduced warranty expense.
•	Gross margin rose slightly in fiscal 2004 compared to fiscal 2003 due to the same reasons discussed previously in the Gross Profit section.
•	Somewhat offsetting the operating earnings improvement was lower other income in fiscal 2004 as we received a gain from a legal settlement in fiscal 2003.

  Operating earnings for the professional segment in fiscal 2003 increased 31.4 percent compared to fiscal 2002. Expressed as a percentage of net sales, professional segment operating margins increased to 15.8 percent in fiscal 2003 compared to 13.0 percent in fiscal 2002. However, fiscal 2002 operating earnings were reduced by pre-tax restructuring and other expense of $8.4 million. The operating profit improvement was due mainly to higher gross margins as a result of benefits from our “5 by Five” initiatives and slightly lower SG&A expense as a percentage of net sales due to leveraging the fixed portion of SG&A costs over higher sales volumes. In addition, proceeds from a legal settlement contributed to the profit improvement. Somewhat offsetting the increase in operating earnings was an impairment charge for automation equipment discussed previously.
  Looking ahead, professional segment earnings are anticipated to improve in fiscal 2005 compared to fiscal 2004 due to expected sales growth, slight improvement in gross margins, and leveraging of SG&A costs.

Residential

Residential segment net sales represented 34 percent of consolidated net sales for fiscal 2004, 2003, and 2002. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions)
Fiscal years ended October 31	2004	2003	2002

Net sales	$554.3	$506.5	$474.3
Operating earnings	61.8	55.5	51.9
As a percent of net sales	11.1%	11.0%	10.9%

Net Sales. Worldwide net sales for the residential segment in fiscal 2004 were up 9.5 percent compared to fiscal 2003 as a result of the following factors:

•	Snow thrower sales were up due to customer acceptance of new products and strong demand as a result of heavy snowfalls in key markets during the 2003-2004 winter season that depleted field inventory levels.
•	Strong shipments of walk power mowers driven by the introduction of new models as well as strong retail demand.
•	Home solutions product shipments increased as a result of additional shelf placement and new product introductions.
•	Riding product sales were slightly higher due to initial stocking shipments of new products sold under a private label. However, other riding product sales declined due to continued strong competition.

•	International sales benefited from a weaker U.S. dollar as well as strong sales of Pope products in Australia and increased sales of snow throwers, home solutions, and walk power mower products.

  Worldwide net sales for the residential segment in fiscal 2003 were up by 6.8 percent compared to fiscal 2002. Riding product shipments increased due to initial stocking orders and positive customer acceptance for the new line of Timecutter Z mowers. However, other riding product lines were down due to strong competition and a shift of sales to the new Timecutter riding mowers. Toro walk power mowers were also up due to successful promotional programs and strong retail demand. Snow thrower product sales also increased due mainly to initial stocking orders for our new two-stage snow thrower products. Somewhat offsetting this increase was lower electric trimmer and blower shipments due to lost shelf space at a home center customer and poor weather conditions.
  Looking ahead, residential segment sales are expected to grow in fiscal 2005 compared to fiscal 2004 led by new product introductions and additional shelf space at a key retailer for some new products.

Operating Earnings. Operating earnings for the residential segment in fiscal 2004 increased 11.4 percent compared to fiscal 2003. Expressed as a percentage of net sales, residential segment operating margins slightly increased to 11.1 percent compared to 11.0 percent in fiscal 2003. The following factors impacted residential segment operating earnings:

•	Lower SG&A expense as a percentage of net sales contributed to the operating earnings improvement as we leveraged the fixed portion of SG&A costs over higher sales volumes.
•	Somewhat offsetting the operating earnings improvement was lower gross margin as a result of rising steel and other commodity costs and increased freight expense.
•	In addition, fiscal 2003 operating earnings were negatively affected by a restructuring and other expense charge of $2.2 million mainly related to the closure of our two-cycle engine manufacturing facility.

  Operating earnings for the residential segment in fiscal 2003 increased 6.8 percent compared to fiscal 2002. Expressed as a percentage of net sales, residential segment operating margins increased slightly to 11.0 percent compared to 10.9 percent in fiscal 2002 mainly as a result of higher gross margins. In addition, fiscal 2003 operating earnings were negatively affected by the restructuring and other expense charge of $2.2 million discussed previously.
  Looking ahead, residential segment earnings are expected to slightly increase in fiscal 2005 compared to fiscal 2004 due to anticipated higher sales volumes and leveraging SG&A costs.

Distribution

The following table shows the distribution segment net sales and operating earnings (loss).

(Dollars in millions)
Fiscal years ended October 31	2004	2003	2002

Net sales	$152.2	$134.0	$158.9
Operating earnings (loss)	2.2	(0.5)	2.3

Net Sales. Net sales for the distribution segment in fiscal 2004 increased 13.6 percent compared to fiscal 2003. The sales increase was due primarily to strong demand for commercial equipment and irrigation products as a result of improving economic conditions, higher sales of snow thrower products, and the addition of sales from a southeastern-based distributorship acquired during fiscal 2003. Factoring out sales from the acquired distributorship and a distribution company sold effective December 31, 2002, sales increased 12.9 percent compared to fiscal 2003.

  Net sales for the distribution segment in fiscal 2003 decreased 15.7 percent compared to fiscal 2002. The sales decline was primarily the result of selling one of the previously owned distributorships effective December 31, 2002, somewhat offset by the addition of sales from a southeastern-based U.S. distributor acquired during fiscal 2003. Factoring out sales from the sold distributorship and the acquired distributorship, net sales for the distribution segment were down by 1.8 percent due mainly to lower snow thrower product sales in the Midwestern region as well as a decline in irrigation product sales.
  Looking ahead, we expect distribution segment sales in fiscal 2005 to decrease as a result of the divestiture of our southeastern-based distributorship during the fourth quarter of fiscal 2004 and the divestiture of our southwestern-based distributorship during the first quarter of fiscal 2005. Therefore, fiscal 2005 will only include results from two company-owned distributors compared to four during fiscal 2004.

Operating Earnings (Losses). Operating earnings for the distribution segment in fiscal 2004 were $2.2 million compared to operating losses of $0.5 million in fiscal 2003. This favorable change in operating earnings was due mainly to higher sales volumes and operating improvements at the company-owned distributorships.

  Operating losses for the distribution segment in fiscal 2003 were $0.5 million compared to operating earnings of $2.3 million in fiscal 2002, an unfavorable change of $2.8 million. This unfavorable change in operating earnings was due mainly to the divestiture of a previously owned distributorship.
  Looking ahead, we expect fiscal 2005 operating earnings for this segment to be higher than in fiscal 2004 as a result of the divestiture in the fourth quarter of fiscal 2004 of our unprofitable southeastern-based distributorship.

Other

Net Sales. Net sales for the other segment include the elimination of sales from the professional and residential segments to the distribution segment. Professional and residential segment shipments to the company-owned distributorships are eliminated in the other segment because consolidated results reflect those sales in the distribution segment after products are sold by the company-owned distributorships. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales elimination in fiscal 2004 increased 13.3 percent compared to fiscal 2003. This increase was driven by higher shipments to the distribution companies as a result of strong retail demand.
  The other segment net sales elimination in fiscal 2003 decreased 23.9 percent compared to fiscal 2002. This decline was due to lower shipments to the distribution companies mainly as a result of the divestiture of a distributorship during the first quarter of fiscal 2003. This was somewhat offset by the acquisition of a distributorship during the second half of fiscal 2003.

Operating loss. Operating loss for the other segment in fiscal 2004 was up 3.8 percent compared to fiscal 2003. This loss increase was due mainly to higher incentive compensation costs, increased spending for information systems, higher litigation costs, and the fact that fiscal 2003 was favorably impacted by a reduction of the gross profit elimination percentage due to a change in estimate applied to the ending Toro inventory at our company-owned distributors. Those increases were somewhat offset by lower bad debt expense and costs for distributor changes in fiscal 2003 that did not occur in fiscal 2004.

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

FINANCIAL CONDITION

Working Capital

Our financial condition remains strong with continued emphasis on improving asset management. Our average working capital for fiscal 2004 was $364.3 million compared to $339.0 million in fiscal 2003, an increase of 7.5 percent. This increase was due mainly to lower average short-term debt and higher average cash and cash equivalents, somewhat offset by higher average accrued liabilities in fiscal 2004 compared to fiscal 2003 as a result of increased average incentive and sales-based marketing accruals.
  The following table highlights several key measures of our working capital performance.

(Dollars in millions)
Fiscal years ended October 31	2004		2003

Average cash and cash equivalents	$57.5		$32.3
Average short-term debt	6.1		36.8
Average inventories, net	246.6		258.3
Average receivables, net	349.1		343.4
Average days outstanding for receivables	77		84
Inventory turnover	4.30	x	3.72	x

Average short-term debt decreased in fiscal 2004 compared to fiscal 2003 primarily because we used cash generated from earnings to pay down debt, which also resulted in higher average cash and cash equivalents in fiscal 2004 compared to fiscal 2003. The increase in average receivables, net was due primarily to higher sales volumes and higher foreign currency exchange rates as a result of the weaker U.S. dollar. Average days outstanding for receivables improved to 77 days in fiscal 2004 compared to 84 days in fiscal 2003 due primarily to a higher proportion of sales that have shorter payment terms, strong retail demand, and $6.4 million of account receivable balances refinanced to long-term loans for a distributor.

  Average net inventories decreased 4.6 percent and average inventory turnover improved in fiscal 2004 compared to fiscal 2003. This favorable change was driven by higher than anticipated sales volumes and efforts to improve inventory turnover.
  We expect that average receivables and inventory levels in fiscal 2005 will increase compared to fiscal 2004 due to higher planned sales volumes. We anticipate both average days outstanding for receivables and average inventory turnover to slightly improve in fiscal 2005 compared to fiscal 2004 as we continue efforts to improve asset utilization.

Capital Expenditures and Other Long-Term Assets

Net property, plant, and equipment increased by 3.5 percent in fiscal 2004 compared to fiscal 2003. However, capital expenditures were 5.7 percent lower in fiscal 2004 compared to fiscal 2003. This decline was due primarily to production equipment and tooling expenditures in fiscal 2003 for new products we introduced within the past two years. Capital expenditures for fiscal 2005 are planned to be approximately $5 to $10 million higher than fiscal 2004 as we continue to invest in information service technology, manufacturing equipment, and tooling for new products.
  Long-term assets as of October 31, 2004 were $263.6 million compared to $253.5 million as of October 31, 2003, an increase of 4.0 percent. This increase was due to an increase of net property, plant, and equipment and long-term loans refinanced from account receivable balances discussed previously.

Capital Structure

The following table details our total capitalization components and key ratios.

(Dollars in millions)
Fiscal years ended October 31	2004	2003

Short-term debt	$1.1	$2.1
Long-term debt, including current portion	175.1	178.9
Stockholders’ equity	395.6	437.2
Debt to capitalization ratio	30.8%	29.3%

Total debt to capitalization ratio was slightly worse in fiscal 2004 compared to fiscal 2003 due mainly to a decrease in stockholders’ equity as a result of significantly higher amounts of shares of our common stock we repurchased in fiscal 2004 compared to fiscal 2003.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, debt repayments, dividend payments, and stock repurchases for at least the next twelve months.
  In fiscal 2005, our Board of Directors approved an increase in our first quarter of fiscal 2005 dividend, payable on January 10, 2005, from our historical rate of $.06 per share to $.12 per share.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

	Cash Provided by (Used In)
(Dollars in millions)
Fiscal years ended October 31	2004	2003	2002

Operating activities	$185.1	$118.6	$145.5
Investing activities	(38.3)	(40.5)	(44.4)
Financing activities	(166.2)	(30.7)	(51.1)
Effect of exchange rates on cash	(0.1)	0.1	(0.1)

Net cash flows (used) provided	$(19.5)	$47.5	$49.9

Cash and cash equivalents as of fiscal year end	$90.8	$110.3	$62.8

Cash Flows Provided by Operating Activities. Our primary source of funds is cash generated from operations. In fiscal 2004, cash provided by operating activities increased significantly by 56.1 percent from fiscal 2003. This improvement was due primarily to higher earnings, a lower increase in accounts receivable, and higher accrued liabilities, mainly incentive and marketing accruals. In addition, an increase of tax benefits related to stock option transactions also contributed to the improvement of cash flows provided by operating activities.

Cash Flows Used in Investing Activities. Capital expenditures continue to be a primary use of capital resources. Cash used in investing activities decreased by 5.4 percent due mainly to a lower level of purchases of property, plant, and equipment in fiscal 2004 compared to fiscal 2003, as discussed previously.

Cash Flows Used in Financing Activities. Cash used in financing activities was significantly higher by $135.5 million in fiscal 2004 compared to fiscal 2003. This was primarily driven by increased funds used to purchase our common stock for $169.8 million in fiscal 2004 compared to $18.7 million in fiscal 2003. Refer to section “Share Repurchase Plan” below for additional details.

Credit Lines and Other Capital Resources

Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in September 2009. We also have a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $15.8 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $6.1 million in fiscal 2004 compared to $36.8 million in fiscal 2003, a decrease of $30.7 million. This decline was primarily attributable to our use of cash generated from earnings to pay down debt and finance operating activities. As of October 31, 2004, we had $264.7 million of unutilized availability under our credit agreements.
  Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of October 31, 2004, and expect to be in compliance with all covenants in fiscal 2005. Our credit agreements require compliance with all of the covenants defined in the agreements. If we were out of compliance with any debt covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt on the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the past fiscal year by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2004, we increased our emphasis on repurchasing shares of our common stock as a means of utilizing excess cash and reducing our shares outstanding. In addition, our repurchase programs provide shares for use in connection with our equity compensation. In order to accomplish this, our Board of Directors authorized the repurchase of shares of our common stock during fiscal 2004 as follows:

•	In March 2004, our Board of Directors authorized the repurchase of 1,000,000 shares of our common stock in open-market or private transactions.
•	In May 2004, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares, bringing the total number of shares that can be repurchased in open-market transactions, tender offers, private purchases or other transactions to 3,000,000.
•	In September 2004, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock in open-market transactions or privately negotiated purchases.
All of the above repurchase authorizations have no expiration dates but may be terminated by our Board of Directors at anytime. As of October 31, 2004, 1,884,497 shares remained authorized for repurchase. We anticipate repurchasing a significant portion of these shares during fiscal 2005.
  In addition, we repurchased 55,593 shares of our common stock at a price of $60.00 per share on April 21, 2004 through a “Dutch Auction” tender offer.
  The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except for per share data)
Fiscal years ended October 31	2004	2003	2002

Shares of common stock purchased	2,635,407	433,345	900,640
Cost to repurchase common stock	$169.8	$18.7	$24.2
Average price paid per share	64.44	43.22	26.83

Off-Balance Sheet Arrangements and Contractual Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to our customer financing activities and inventory purchase commitments described below as well as operating lease commitments and currency contracts disclosed in the contractual obligations table below. Moreover, it is not our normal policy to issue guarantees to third parties.

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

  TCC and other third party financing companies purchase selected receivables from us and our distributors and dealers for extended periods that assists our distributors and dealers to carry representative inventories of products. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor or dealer, or paid by the distributor or dealer. We retain a security interest in the distributors’ and dealers’ inventories, and make periodic physical checks of those inventories. Under the sales terms to distributors and dealers, finance charges are applied to outstanding balances from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale, until payment is received by TCC or the third party finance company. Rates are generally fixed or based on the prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.
  Third party financing companies purchased $431.0 million of receivables of our financed products during fiscal 2004. The outstanding receivable balance owed from our distributors and dealers to third party financing companies was $152.9 million on

October 31, 2004. Our maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $0.6 million as of October 31, 2004. We also enter into limited inventory repurchase agreements with third party financing companies. As of October 31, 2004, we were contingently liable to repurchase up to $3.7 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies over the past three years. However, a decline in retail sales could cause this situation to change and thereby require us to repurchase financed product.

End-User Financing. We have an agreement with a third party financing company to provide lease-financing options to domestic golf course and grounds equipment customers. The purpose of the agreement is to increase sales by giving end-user buyers of our products alternative financing options when purchasing our products. Under the terms of this agreement, we could be contingently liable for a portion of the credit collection and residual value risk on the underlying equipment for leasing transactions financed under this program. Our maximum exposure for credit collection and residual value as of October 31, 2004 was $7.2 million. We have established a reserve for our estimated exposure related to this program.

  In the normal course of business, we have arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, our company-owned distributorships also guarantee the residual value at the end of leases with third-party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2004 was $1.9 million. None of these other arrangements require any additional material financial involvement by us.
  Termination of our end-user financing arrangements, any material change to the terms in the financing arrangements, availability of credit for our customers, or any delay in securing replacement credit sources could have a material impact on our future operating results; however, we do not anticipate those items are likely to occur.

Distributor Financing. We enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or to facilitate ownership changes. As of October 31, 2004 and 2003, we have loaned and/or invested $11.8 million and $6.3 million, respectively, in several distribution companies. The increase of $5.5 million was mainly the result of account receivable balances refinanced to long-term loans for a distributor. This amount is included in other current- and long-term assets on the consolidated balance sheets.

Purchase Commitments. We have purchase commitments with some suppliers for materials and supplies as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not expect potential payments under these provisions to materially affect our results of operations or financial condition. This conclusion is based upon reasonably likely outcomes assumed by reference to historical experience and current business plans.

Contractual Obligations. The following table summarizes our contractual obligations as of October 31, 2004:

	Payments Due By Period

(Dollars in thousands)	Less Than	1-3	3-5	After 5
Contractual Obligation	1 Year	Years	Years	Years	Total

Long-term debt	$45	$75,046	$—	$100,000	$175,091
Purchase obligations	1,782	—	—	—	1,782
Operating leases	13,980	21,501	9,568	1,154	46,203
Currency contracts	23,213	—	—	—	23,213

Total	$39,020	$96,547	$9,568	$101,154	$246,289

As of October 31, 2004, we also had $10.9 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts.

Market Risk

Due to the global nature of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage the volatility relating to these exposures, we evaluate our exposures on a global basis to take advantage of netting opportunities that exist. For the remaining exposures, our risk management policy is to hedge exposure to certain risks by entering into various hedging instruments to minimize market risk. We are also exposed to equity market risk pertaining to the trading price of our stock. Additional information is presented in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14 of the notes to consolidated financial statements.
  In fiscal 2004, we experienced rising prices for steel and other commodities that had a negative impact on our gross margins and net earnings. Given the worldwide steel market conditions, we anticipate average prices paid for steel-based raw materials and component parts to increase in fiscal 2005 compared to fiscal 2004.

Inflation

We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel and other commodities during fiscal 2004 that had a negative impact on our gross margins and net earnings. In fiscal 2005, we expect average prices of steel and other commodities to be higher than the average prices paid in fiscal 2004. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts and introducing price increases.

Investment in Affiliate and Divestiture

In fiscal 2004, we entered into a joint venture agreement with a leading engine manufacturer to source two-cycle snow thrower engines for us and other customers. We have determined that this new entity is a variable interest entity under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). We have determined that we are not required to consolidate the entity because we are not the primary beneficiary. During fiscal 2004, no material transactions were recorded in this joint venture.
  In fiscal 2004, we completed the sale of our southeastern-based U.S. distributorship, which was acquired in fiscal 2003. During the first quarter of fiscal 2005, we also completed the sale of our southwestern-based U.S. distribution company.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.
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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation of such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings. As of October 31, 2004, we had $61.0 million accrued related to future estimated warranty claims.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of October 31, 2004, we had $2.2 million reserved against our accounts and notes receivable.

New Accounting Pronouncements to be Adopted

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.
  Effective November 1, 2004, we voluntarily adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The provisions of SFAS No. 123 require that stock-based compensation, including stock options, be recognized as expense at fair value from the date of grant to the vesting date. Under the fair value method of accounting, stock-based compensation will be measured at the date of grant using a Black-Scholes valuation method. The adoption of SFAS No. 123 is expected to result in a net earnings per diluted share benefit ranging from $0.05 to $0.08 in fiscal 2005. The impact is based on recording expense for the fair value of stock options granted and the change from variable to fixed value method of accounting related to our Performance Share Plan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our net earnings and cash flows. See further discussions on these market risks below.

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the use of a variety of derivative financial instruments. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash volatility associated with foreign currency exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

  We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During fiscal 2004, the amount of losses reclassified to earnings for such cash flow hedges was $7.1 million.
  The following foreign currency exchange contracts held by us have maturity dates in fiscal 2005. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of and for the fiscal year ended October 31, 2004 were as follows:

			Value in	Fair Value
Dollars in thousands	Average		AOCL	Impact
(except average	Contracted	Notional	Income	Gain
contracted rate)	Rate	Amount	(Loss)	(Loss)

Buy U.S. $/Sell Canadian dollar	0.7398	$6,247.9	$(597.5)	$(72.2)
Buy U.S. $/Sell Australian dollar	0.7233	36,306.0	78.7	(1,097.0)
Buy U.S. $/Sell Euro	1.2385	80,319.7	(1,870.2)	(836.8)
Buy Australian dollar/ Sell U.S. $	0.7471	4,803.1	(33.8)	2.0
Buy British pound/ Sell U.S. $	1.7914	1,191.3	15.6	3.3
Buy Japanese yen/ Sell U.S. $	108.0643	7,310.5	192.5	23.1
Buy Mexican peso/ Sell U.S. $	12.0108	9,907.7	87.4	–

  Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 31, 2004, our financial liabilities with exposure to changes in interest rates consisted mainly of $1.1 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant including the average balance of short-term debt outstanding during fiscal 2004, interest expense would have increased $0.1 million in fiscal 2004. Included in long-term debt is $175.1 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2004, the estimated fair value of long-term debt with fixed interest rates was $189.7 million compared to its carrying value of $175.1 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

Commodity Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with steel, aluminum, plastic resin, and linerboard. Further information regarding rising prices for steel and other commodities is presented in Item 7, section entitled “Inflation.”

Equity Price Risk. The trading price of Toro common stock impacts compensation expense related to our stock-based compensation plans for our Performance Share Plan. As the price of Toro common stock rises, our compensation expense for our Performance Share Plan increases. Our exposure to equity price risk will be substantially reduced after we adopt the provisions of SFAS No. 123. Additional information is presented in Item 7, section entitled “New Accounting Pronouncements to be Adopted.” Further information is also presented in Note 10 to our consolidated financial statements regarding our stock-based compensation plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the years in the three year period ended October 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a) 2. These consolidated financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
  As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on November 1, 2001.

Minneapolis, Minnesota

December 6, 2004

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2004	2003	2002

Net sales	$1,652,508	$1,496,588	$1,399,273
Cost of sales	1,059,438	961,129	914,010

Gross profit	593,070	535,459	485,263
Selling, general, and administrative expense	428,527	406,639	377,889
Restructuring and other (income) expense	(682)	1,826	8,409

Earnings from operations	165,225	126,994	98,965
Interest expense	(15,523)	(16,285)	(19,747)
Other income, net	3,531	10,209	7,581

Earnings before income taxes and cumulative effect of change in accounting principle	153,233	120,918	86,799
Provision for income taxes	50,567	39,298	26,868

Earnings before cumulative effect of change in accounting principle	102,666	81,620	59,931
Cumulative effect of change in accounting principle, net of income tax benefit of $509	–	–	(24,614)

Net earnings	$102,666	$81,620	$35,317

Basic net earnings per share of common stock, before cumulative effect of change in accounting principle	$4.21	$3.26	$2.39
Cumulative effect of change in accounting principle, net of income tax benefit	–	–	(0.98)

Basic net earnings per share of common stock	$4.21	$3.26	$1.41

Diluted net earnings per share of common stock, before cumulative effect of change in accounting principle	$4.04	$3.12	$2.32
Cumulative effect of change in accounting principle, net of income tax benefit	–	–	(0.95)

Diluted net earnings per share of common stock	$4.04	$3.12	$1.37

Weighted average number of shares of common stock outstanding – Basic	24,364	24,998	25,050
Weighted average number of shares of common stock outstanding – Dilutive	25,383	26,149	25,873

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2004	2003

ASSETS
Cash and cash equivalents	$90,756	$110,287
Receivables, net:
Customers (net of $2,195 as of October 31, 2004 and $2,421 as of October 31, 2003 for allowance for doubtful accounts)	280,969	273,584
Other	4,767	6,540

Total receivables, net	285,736	280,124

Inventories, net	227,200	228,909
Prepaid expenses and other current assets	16,931	12,484
Deferred income taxes	44,552	42,111

Total current assets	665,175	673,915

Property, plant, and equipment, net	164,665	159,116
Deferred income taxes	–	1,181
Other assets	18,652	12,353
Goodwill	78,055	78,013
Other intangible assets, net	2,200	2,854

Total assets	$928,747	$927,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$45	$3,830
Short-term debt	1,099	2,138
Accounts payable	87,147	73,976
Accrued liabilities:
Accrued warranties	60,988	59,372
Accrued advertising and marketing programs	41,973	38,107
Accrued compensation and benefit costs	100,306	83,908
Other	49,217	41,805

Total current liabilities	340,775	303,136

Long-term debt, less current portion	175,046	175,091
Long-term deferred income taxes	3,837	–
Deferred revenue and other long-term liabilities	13,475	12,003
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 50,000,000 shares, issued and outstanding 22,518,329 shares as of October 31, 2004 (net of 4,497,781 treasury shares) and 24,388,999 shares as of October 31, 2003 (net of 2,627,111 treasury shares)	22,518	24,389
Additional paid-in capital	–	7,658
Retained earnings	384,238	417,973
Accumulated other comprehensive loss	(11,142)	(12,818)

Total stockholders’ equity	395,614	437,202

Total liabilities and stockholders’ equity	$928,747	$927,432

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$102,666	$81,620	$35,317
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle	–	–	24,614
Non-cash asset impairment (recovery) write-off	(726)	6,814	4,099
Provision for depreciation and amortization	36,093	34,136	30,878
Equity losses from an investment	781	–	–
(Gain) loss on disposal of property, plant, and equipment	(216)	259	(885)
Decrease in deferred income taxes	2,758	137	917
Tax benefits related to employee stock option transactions	9,857	2,642	1,508
Changes in operating assets and liabilities:
Receivables, net	(10,717)	(27,953)	14,534
Inventories, net	(310)	3,746	12,360
Prepaid expenses and other assets	(4,392)	(1,901)	114
Accounts payable, accrued expenses, and deferred revenue	49,354	19,126	22,051

Net cash provided by operating activities	185,148	118,626	145,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(40,812)	(43,265)	(45,609)
Proceeds from disposal of property, plant, and equipment	2,098	1,702	3,479
(Increase) decrease in investments in affiliates	(1,278)	1,000	–
Decrease (increase) in other assets	1,118	308	(2,286)
Proceeds from sale of businesses	578	1,016	–
Acquisitions, net of cash acquired	–	(1,244)	–

Net cash used in investing activities	(38,296)	(40,483)	(44,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) increase in short-term debt	(1,039)	883	(33,365)
Repayments of long-term debt	(3,830)	(15,846)	(497)
Proceeds from exercise of stock options	14,307	8,923	12,941
Purchases of Toro common stock	(169,821)	(18,726)	(24,155)
Dividends paid on Toro common stock	(5,839)	(6,005)	(6,026)

Net cash used in financing activities	(166,222)	(30,771)	(51,102)

Effect of exchange rates on cash	(161)	99	(49)

Net (decrease) increase in cash and cash equivalents	(19,531)	47,471	49,940
Cash and cash equivalents as of the beginning of the fiscal year	110,287	62,816	12,876

Cash and cash equivalents as of the end of the fiscal year	$90,756	$110,287	$62,816

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$15,714	$17,176	$19,647
Income taxes	46,933	31,681	22,252
Stock issued in connection with stock compensation plans	5,567	3,672	3,927
Accounts receivable converted to long-term notes receivable	6,439	–	–
Debt issued in connection with an acquisition	–	186	–

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total	Comprehensive
	Common	Paid-In	Retained	Comprehensive	Stockholders’	Income
(Dollars in thousands)	Stock	Capital	Earnings	Loss	Equity	(Loss)

Balance as of October 31, 2001	$24,531	$16,783	$313,067	$(12,988)	$341,393

Cash dividends paid on common stock	–	–	(6,026)	–	(6,026)
Issuance of 711,024 shares under stock compensation plans	711	13,412	–	–	14,123
Contribution of stock to a deferred compensation trust	–	2,745	–	–	2,745
Purchase of 900,640 shares of common stock	(900)	(23,255)	–	–	(24,155)
Tax benefits related to employee stock option transactions	–	1,508	–	–	1,508
Minimum pension liability adjustment, net of tax	–	–	–	(397)	(397)	(397)
Foreign currency translation adjustments	–	–	–	1,273	1,273	1,273
Unrealized loss on derivative instruments, net of tax	–	–	–	(491)	(491)	(491)
Net earnings	–	–	35,317	–	35,317	35,317

Total comprehensive income						$35,702

Balance as of October 31, 2002	$24,342	$11,193	$342,358	$(12,603)	$365,290

Cash dividends paid on common stock	–	–	(6,005)	–	(6,005)
Issuance of 480,220 shares under stock compensation plans	480	9,433	–	–	9,913
Contribution of stock to a deferred compensation trust	–	2,683	–	–	2,683
Purchase of 433,345 shares of common stock	(433)	(18,293)	–	–	(18,726)
Tax benefits related to employee stock option transactions	–	2,642	–	–	2,642
Minimum pension liability adjustment, net of tax	–	–	–	(730)	(730)	(730)
Foreign currency translation adjustments	–	–	–	2,342	2,342	2,342
Unrealized loss on derivative instruments, net of tax	–	–	–	(1,827)	(1,827)	(1,827)
Net earnings	–	–	81,620	–	81,620	81,620

Total comprehensive income						$81,405

Balance as of October 31, 2003	$24,389	$7,658	$417,973	$(12,818)	$437,202

Cash dividends paid on common stock	(16)	(461)	(5,362)	–	(5,839)
Issuance of 780,064 shares under stock compensation plans	780	15,597	–	–	16,377
Contribution of stock to a deferred compensation trust	–	3,496	–	–	3,496
Purchase of 2,635,407 shares of common stock	(2,635)	(36,147)	(131,039)	–	(169,821)
Tax benefits related to employee stock option transactions	–	9,857	–	–	9,857
Minimum pension liability adjustment, net of tax	–	–	–	156	156	156
Foreign currency translation adjustments	–	–	–	771	771	771
Unrealized gain on derivative instruments, net of tax	–	–	–	749	749	749
Net earnings	–	–	102,666	–	102,666	102,666

Total comprehensive income						$104,342

Balance as of October 31, 2004	$22,518	$–	$384,238	$(11,142)	$395,614

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the company. The principles of Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities” (FIN 46R) and Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” are considered when determining whether an entity is subject to consolidation. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

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

Receivables

The company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories.
  Inventories as of October 31 were as follows:

(Dollars in thousands)	2004	2003

Raw materials and work in progress	$64,169	$67,753
Finished goods and service parts	210,141	208,176

	274,310	275,929
Less: LIFO	30,227	32,151
Reserves for excess and
obsolete inventory	16,883	14,869

Total	$227,200	$228,909

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally amortized over 3 to 5 years using the straight-line method. Software and web site development costs are generally amortized over 2 to 5 years utilizing the straight-line method. Expenditures for major renewals and betterments, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2004, 2003, and 2002, the company capitalized $446,000, $493,000, and $458,000 of interest, respectively.
  Property, plant, and equipment as of October 31 was as follows:

(Dollars in thousands)	2004	2003

Land and land improvements	$16,936	$14,603
Buildings and leasehold improvements	105,655	95,501
Equipment	353,526	359,820

Subtotal	476,117	469,924
Less accumulated depreciation	311,452	310,808

Total property, plant, and equipment, net	$164,665	$159,116

  During fiscal years 2004, 2003, and 2002, the company recorded depreciation expense of $34,959,000, $33,054,000, and $29,733,000, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and accounted for by the purchase method of accounting. On November 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” This statement eliminates the amortization of goodwill and intangible assets with indefinite lives and instead requires that they be tested annually for impairment. See section “New Accounting Pronouncements” below in this Note 1 for the effects of adopting this standard.
  Other intangible assets with determinable lives consist primarily of patents and non-compete agreements that are amortized on a straight-line basis over periods ranging from 3 to 12 years.

Impairment of Long-Lived and Intangible Assets

The company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value. The company reviews goodwill for impairment annually in accordance to the provisions of SFAS No. 142. Based on the company’s annual analysis during fiscal 2004, no goodwill was deemed impaired. In the fourth quarter of fiscal 2003, the company recorded a pre-tax impairment charge of $5.4 million for automation equipment as a result of its decision to no longer use the equipment for production of some professional segment products. In fiscal 2002, the company determined that goodwill, patents, and non-compete agreements related to the agricultural irrigation market were impaired. See section “New Accounting Pronouncements” in this Note 1 for more details regarding this goodwill impairment charge.

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The amount of the liability is based upon the historical relationship of warranty claims to sales by product line and major rework campaigns. The changes in warranty reserves were as follows:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003

Beginning Balance	$59,372	$53,590
Warranty provisions	42,304	40,142
Warranty claims	(42,494)	(40,285)
Changes in estimates	1,806	5,925

Ending Balance	$60,988	$59,372

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

Derivatives

Derivatives, consisting mainly of foreign currency exchange contracts, are used to hedge most foreign currency transactions and forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders’ equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the accounting requirements for a hedge are adjusted to fair value through other income, net on the Consolidated Statements of Earnings.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has reflected the necessary deferred tax assets and liabilities in the accompanying balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Revenue Recognition

Toro recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped. A provision is made at the time the related revenue is recognized for estimated product returns, cost of product warranties, floor plan costs, price protection, and other sales promotional expenses. Retail customers may obtain financing through a third-party leasing company to assist in their purchase of the company’s products. Most of these leases are classified as sales-type leases. However, based on the terms and conditions of the financing agreements, some transactions are classified as operating leases, which results in recognition of revenue over the lease term on a straight-line basis. Revenue earned from services is recognized ratably over the contractual period. Freight revenue billed to customers is included in net sales, and expenses incurred for shipping products to customers are included in cost of sales.

Cost of Financing Distributor/ Dealer Inventory

The company enters into inventory repurchase agreements with third party financing companies. The company has repurchased immaterial amounts of inventory from third party financing companies over the last three fiscal years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product. See Note 13 for additional information regarding the company’s repurchase arrangements.
  Included in net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a pre-defined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $10,521,000, $9,405,000, and $10,981,000 for the fiscal years ended October 31, 2004, 2003, and 2002, respectively.

Advertising

General advertising expenditures and the related production are expensed in the period that costs are incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the program established for various product lines. Advertising costs were $38,115,000, $37,279,000, and $39,306,000 for the fiscal years ended October 31, 2004, 2003, and 2002, respectively.

Stock-Based Compensation

The company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). This method defines cost for stock-based compensation as the excess of the stock’s market value at the time of grant over the amount that the employee is required to pay. SFAS No. 123, “Accounting for Stock-Based Compensation” requires companies to measure employee stock compensation grants based on the fair value method of accounting. Had stock-based compensation costs been recorded at fair value consistent with the provisions of SFAS No. 123, net earnings and net earnings per share would have been the following pro forma amounts:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003	2002

Net earnings, as reported	$102,666	$81,620	$35,317
Add: Stock-based employee compensation costs, net of tax, included in net earnings	10,097	5,882	3,373
Deduct: Stock-based employee compensation costs, net of tax, if fair value method had been applied	(7,020)	(6,432)	(6,157)

Pro forma net earnings	$105,743	$81,070	$32,533

Net earnings per share data:
As reported – Basic	$4.21	$3.26	$1.41
Pro forma – Basic	4.34	3.24	1.30
As reported – Diluted	4.04	3.12	1.37
Pro forma – Diluted	4.17	3.10	1.26

  The fair value of stock options is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in the following fiscal years:

Fiscal years ended October 31	2004	2003	2002

Risk-free interest rate	3.05%	3.00%	3.92%
Expected life of option in years	5.94	5.76	5.78
Expected dividend yield	0.32%	0.52%	0.76%
Expected stock volatility	27.72%	28.13%	28.86%

  The weighted average fair market value of options issued for the fiscal years ended October 31, 2004, 2003, and 2002 was estimated to be $15.37, $9.91, and $7.49 per share, respectively. The weighted average fair market value of Performance Shares amortized in the fiscal years ended October 31, 2004, 2003, and 2002 was estimated to be $32.84, $25.06, and $20.10 per share, respectively.

  See Note 10 for additional information regarding stock-based compensation plans.
  Effective November 1, 2004, the company voluntarily adopted SFAS No. 123.

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
  Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands)
Fiscal years ended October 31	2004	2003	2002

Weighted average number of shares of common stock outstanding	24,353	24,988	25,035
Assumed issuance of contingent shares	11	10	15

Weighted average number of shares of common stock outstanding and assumed issuance of contingent shares	24,364	24,998	25,050

DILUTIVE

(Shares in thousands)
Fiscal years ended October 31	2004	2003	2002

Weighted average number of shares of common stock outstanding and assumed issuance of contingent shares	24,364	24,998	25,050
Assumed conversion of stock options and assumed issuance of restricted shares	1,019	1,151	823

Weighted average number of shares of common stock, assumed issuance of contingent and restricted shares, and assumed conversion of stock options	25,383	26,149	25,873

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The company is currently evaluating the provisions of SFAS No. 151 and will it adopt on November 1, 2005, as required.
  In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” which requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The company evaluated the provisions of FIN No. 46R during the first fiscal quarter of fiscal 2004, as required, and determined that the company did not have any material interest entities and did not have any variable interest entities that require consolidation into the company’s financial statements. During the third quarter of fiscal 2004, the company entered into a joint venture agreement with a leading engine manufacturer to source two-cycle snow thrower engines for Toro and other customers. The company has determined that this new entity is a variable interest entity under the provisions of FIN 46. The company has determined that it is not required to consolidate the entity because Toro is not the primary beneficiary. During fiscal 2004, no material transactions were recorded in this joint venture.
  In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” amendments of FASB Statements No. 87, 88, and 106. This statement added certain disclosure requirements about pension and other postretirement benefit plans, which are presented in Note 11.
  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives may no longer be amortized but instead must be tested for impairment annually at the reporting unit level. Effective November 1, 2001, the company adopted SFAS No. 142. The company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow and cost methodology. An evaluation of the fair value of the company’s agricultural irrigation reporting unit indicated that all the goodwill recorded for acquisitions in the agricultural irrigation market was impaired. The performance of these acquired businesses has not met management’s original expectations. This is due mainly to lower than anticipated growth rates in the drip line market, which has resulted in lower industry-wide pricing and margins on product sales. Accordingly, non-cash impairment charges on adoption of SFAS No. 142 of $24.6 million, net of income tax benefit of $0.5 million, were recognized as a cumulative effect of change in accounting principle in the first quarter of fiscal 2002.

2	BUSINESS ACQUISITIONS AND DIVESTITURES

In fiscal 2004, Toro made an equity investment in a start-up technology company that produces innovative irrigation controllers designed to conserve water usage. In fiscal 2003, Toro completed the purchase of R & D Engineering, a company in the business of designing patented wireless rain and freeze switches for residential irrigation systems. The company also acquired a southeastern-based U.S. distributing company during fiscal 2003, and subsequently sold it during fiscal 2004. Effective December 31, 2002, the company also sold a previously owned distributorship. These acquisitions, investment, and divestitures were immaterial based on the company’s consolidated financial position and results of operations.

  During the first quarter of fiscal 2005, the company completed the sale of its southwestern-based distribution company.

3	RESTRUCTURING ACTIVITIES

In fiscal 2003, the company announced plans to close its two-cycle engine manufacturing facility located in Oxford, Mississippi, which ceased operations on April 30, 2004. Approximately 115 job positions and related staff reductions were eliminated in connection with closing this facility. In fiscal 2002, the company announced plans to close its Riverside, California manufacturing operations and its Evansville, Indiana and Madera, California manufacturing facilities. Approximately 550 job positions and related office staff reductions were made in connection with closing these operations. These actions are part of Toro’s overall long-term strategy to reduce production costs and improve long-term competitiveness. The company will incur ongoing costs until the facilities are sold. Asset impairment charges include the write-down of facilities and equipment related to the closure of manufacturing operations. In fiscal 2004, the company realized a net benefit of $0.4 million for the reversal of an impairment write down for the held-for-sale Madera, California facility that was sold during the first quarter of fiscal 2005 for a gain.

  The following is an analysis of the company’s restructuring and other expense reserve accounts.

	Asset	Severance
(Dollars in thousands)	Impairment	& Benefits	Other	Total

Balance as of October 31, 2002	$–	$1,865	$872	$2,737
Initial charge	901	763	5	1,669
Changes in estimates	626	106	(575)	157
Utilization	(1,527)	(1,890)	(73)	(3,490)

Balance as of October 31, 2003	$–	$844	$229	$1,073

Changes in estimates	(413)	(177)	(92)	(682)
Utilization	413	(650)	(126)	(363)

Balance as of October 31, 2004	$–	$17	$11	$28

  The company expects the remaining reserve to be utilized by the end of the first quarter of fiscal 2005.

4	OTHER INCOME, NET

Other income (expense) is as follows:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003	2002

Interest income	$1,132	$613	$1,345
Gross finance charge revenue	3,266	2,665	3,664
Retail financing revenue	1,770	1,232	286
Royalty and licensing income	992	1,243	1,802
Foreign currency (losses) gains	(1,198)	(1,070)	101
Insurance recovery, net	–	1,302	–
(Loss) gain on sale of businesses	(853)	567	–
Equity losses from an investment	(781)	–	–
Litigation (settlement) recovery	(1,400)	3,171	(1,780)
Miscellaneous	603	486	2,163

Total	$3,531	$10,209	$7,581

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2004 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total

Balance as of October 31, 2003	$68,985	$9,028	$78,013
Translation adjustment	11	31	42

Balance as of October 31, 2004	$68,996	$9,059	$78,055

Other Intangible Assets – Total other intangible assets, net as of October 31, 2004 and 2003 were $2,200,000 and $2,854,000, respectively. During fiscal 2003, the company recorded some amortizable intangible assets related to the acquisition of R & D Engineering previously mentioned.

  The components of other amortizable intangible assets were as follows:

(Dollars in thousands)	Gross Carrying	Accumulated
October 31, 2004	Amount	Amortization

Patents	$6,553	$(5,275)
Non-compete agreements	1,000	(723)
Other	1,700	(1,055)

Total	$9,253	$(7,053)

(Dollars in thousands)	Gross Carrying	Accumulated
October 31, 2003	Amount	Amortization

Patents	$6,553	$(4,931)
Non-compete agreements	1,000	(593)
Other	1,700	(875)

Total	$9,253	$(6,399)

  Amortization expense for intangible assets for fiscal years ended October 31, 2004, 2003, 2002 was $653,000, $601,000, and $670,000, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2005, $628,000; 2006, $601,000; 2007, $407,000; 2008, $281,000; 2009, $121,000; and after 2009, $162,000.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2004, the company had available a $175.0 million unsecured senior five-year revolving credit facility, which expires in September 2009. The company also has a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. This credit line is secured by certain domestic receivables. Interest expense on these credit lines is determined from a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. The company’s non-U.S. operations and a domestic subsidiary maintain unsecured short-term lines of credit of $1,592,000. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $1,099,000 outstanding as of October 31, 2004 and $2,138,000 outstanding as of October 31, 2003 under these lines of credit, which included 600,000 Australian dollar and 36,000 Euro denominated short-term debt outstanding as of October 31, 2003. The weighted average interest rate on short-term debt outstanding as of October 31, 2004 and 2003 was 2.10 percent and 2.73 percent, respectively. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2004.

7	LONG-TERM DEBT

A summary of long-term debt is as follows:

(Dollars in thousands) October 31	2004	2003

7.125% Notes, due June 15, 2007	$75,000	$75,000
Industrial Revenue Bond due November 1, 2017	–	3,600
7.800% Debentures, due June 15, 2027	100,000	100,000
Other	91	321

	175,091	178,921
Less current portion	45	3,830

Long-term debt, less current portion	$175,046	$175,091

  The industrial revenue bond for $3.6 million due November 1, 2017 was called and paid in the first quarter of fiscal 2004.
  In connection with the issuance in June 1997 of the $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the new debt securities issued.
  Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2005, $45,000; 2006, $46,000; 2007, $75,000,000; 2008, $0; and after 2009, $100,000,000.

8	STOCKHOLDERS’ EQUITY

Stock repurchase program – In March 2004, the company’s Board of Directors authorized the repurchase of 1,000,000 shares of the company’s common stock. In May 2004, the Board of Directors authorized an additional 2,000,000 shares for repurchase. In September 2004, the Board of Directors authorized an additional 1,000,000 shares for repurchase, bringing the total maximum number of shares to 4,000,000. During fiscal 2004, Toro paid $169.8 million to repurchase 2,635,407 shares. As of October 31, 2004, 1,884,497 shares remained authorized for repurchase.

Shareholder rights plan – Under the terms of a Rights Agreement dated as of May 20, 1998 between Toro and Wells Fargo Bank, National Association (the successor to Norwest Bank Minnesota, National Association), each share of the company’s common stock entitles its holder to one preferred share purchase right. These rights become exercisable only if a person or group acquires, or announces a tender offer that would result in, ownership of 15 percent or more of Toro’s common stock. Each right will then entitle the holder to buy a one two-hundredth interest in a share of a series of preferred stock, at a price of $180 per one one-hundredth of a preferred share. Among other things under the plan, if a person or group acquires 15 percent or more of Toro’s outstanding common stock, each right entitles its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. The Board of Directors may redeem the rights for $0.005 per right at any time before a person or group acquires beneficial ownership of 15 percent or more of the common stock.

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

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company’s consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Benefits from export incentives	(1.6)	(1.6)	(1.7)
Refund related to prior years’ foreign sales corporation	–	–	(2.0)
State and local income taxes, net of federal income tax benefit	0.9	1.1	1.2
Effect of foreign source income	(1.9)	(0.6)	(0.4)
Other, net	0.6	(1.4)	(1.1)

Consolidated effective tax rate	33.0%	32.5%	31.0%

  Components of the provision for income taxes were as follows:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003	2002

Provision for income taxes:
Current –
Federal	$47,894	$34,470	$22,789
State	2,401	1,812	1,588
Non-U.S.	1,287	1,449	694

Current provision	$51,582	$37,731	$25,071

Deferred –
Federal	$(106)	$1,719	$1,357
State	(304)	218	(27)
Non-U.S.	(605)	(370)	467

Deferred provision	(1,015)	1,567	1,797

Total provision for income taxes	$50,567	$39,298	$26,868

  The company has net operating loss carryforwards of approximately $2.9 million in foreign jurisdictions with unlimited expiration.
  Earnings before income taxes and accounting change were as follows:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003	2002

Earnings before income taxes and accounting change:
U.S.	$142,982	$116,442	$82,407
Non-U.S.	10,251	4,476	4,392

Total	$153,233	$120,918	$86,799

  The tax effects of temporary differences that give rise to the net deferred income tax assets (liabilities) are presented below:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003

Allowance for doubtful accounts	$1,697	$3,043
Inventory items	(1,062)	2,617
Depreciation	(3,837)	(284)
Warranty reserves	4,885	5,030
Employee benefits	16,773	14,269
Other accruals not yet deductible	22,259	18,617

Deferred income tax assets, net	$40,715	$43,292

  During the fiscal years ended October 31, 2004, 2003, and 2002, respectively, $9,857,000, $2,642,000, and $1,580,000 was added to additional paid-in capital in accordance with APB No. 25 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.
  As of October 31, 2004, the company had approximately $16.8 million of accumulated undistributed earnings of subsidiaries outside of the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

10	STOCK-BASED COMPENSATION PLANS

Under the company’s stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to fair market value of the company’s common stock on the date the option was granted. Options granted through fiscal 2004 are generally exercisable immediately or become exercisable over three years, and expire five to ten years after the date of grant.

  Under The Toro Company 2000 Stock Option Plan, 3,000,000 shares are authorized for issuance; under The Toro Company 1993 Stock Option Plan, 3,200,000 shares are authorized for issuance; under The Toro Company Directors Stock Plan, 130,000 shares are authorized for issuance; and under The Toro Company 2000 Directors Stock Plan, 240,000 shares are authorized for issuance. As of October 31, 2004, 628,261 shares were available for future grants under The Toro Company 2000 Stock Option Plan, 9,882 shares were available for future grants under The Toro Company Directors Stock Plan, and 120,000 shares were available for future grants under The Toro Company 2000 Directors Stock Plan. There were no shares available for future grants under The Toro Company 1993 Stock Option Plan.
  A summary of stock option activity under the plans previously described is presented below:

		Weighted
		average
	Options	exercise
	Outstanding	price

2002
Outstanding as of the beginning of the year	2,205,786	$16.84
Granted	659,548	23.56
Exercised	(653,530)	19.54
Cancelled	(52,000)	15.97

Outstanding as of October 31, 2002	2,159,804	$18.10

Exercisable as of October 31, 2002	1,591,804	$18.60

2003
Outstanding as of the beginning of the year	2,159,804	$18.10
Granted	553,000	32.40
Exercised	(442,744)	19.70
Cancelled	(32,000)	15.97

Outstanding as of October 31, 2003	2,238,060	$21.30

Exercisable as of October 31, 2003	1,702,060	$22.77

2004
Outstanding as of the beginning of the year	2,238,060	$21.30
Granted	332,800	48.46
Exercised	(733,453)	19.26

Outstanding as of October 31, 2004	1,837,407	$27.04

Exercisable as of October 31, 2004	1,669,207	$24.92

  The table below presents the number, weighted average remaining contractual life, and weighted average exercise price for options outstanding as of October 31, 2004:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise	contractual
Exercise price range	options	price	life

$12.4688 – $18.8125	661,005	$15.92	4.3 years
$21.2750 – $27.8650	433,390	23.36	5.1 years
$32.2750 – $40.4200	434,402	32.38	5.8 years
$48.3200 – $50.7000	308,610	48.47	6.7 years

Total	1,837,407	$27.04	5.2 years

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
  In 1999, the company’s stockholders first approved a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, Performance Shares are granted to key employees of the company. A Performance Share is the right to receive shares of common stock or deferred common stock units, contingent on the achievement of performance goals of the company, generally over a three-year period. The number of shares of common stock authorized for issuance under this plan is 2,000,000. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals. In fiscal 2004, 2003, and 2002, the company granted 140,600, 229,800, and 265,200 Performance Shares, respectively, that vested over one- to three-year periods. The participants earned 178,766, 115,202, and 113,762 Performance Shares in fiscal 2004, 2003, and 2002, respectively. The company recognized compensation expense related to this plan of $16,027,000, $9,337,000, and $5,604,000 during the fiscal years ended October 31, 2004, 2003, and 2002, respectively.
  The company’s stockholders have approved The Toro Company Annual Management Incentive Plan II, which includes a common stock acquisition and retention feature (Stock Retention Award). If the Compensation Committee of the Board of Directors grants a Stock Retention Award, the recipient may elect to convert up to 50 percent of a cash bonus award into common stock, or defer up to 50 percent of the cash bonus through The Toro Company Deferred Compensation Plan for

Officers into units having a value based on shares of common stock. In either case, the participant would receive additional compensation in the form of one additional share or unit of common stock for every two shares or units acquired upon conversion. These matching shares or units vest in increments of 25 percent of the total number of matching shares or units as of the end of each of the second, third, fourth, and fifth years after the date the shares are issued or units are credited. Compensation expense related to this plan was $3,732,000, $2,326,000, and $2,273,000 for fiscal years ended October 31, 2004, 2003, and 2002, respectively. No matching awards were granted with respect to fiscal 2004, 2003, and 2002.
  On July 31, 1995, the company issued 34,934 shares of restricted stock and 34,934 performance units to the Chief Executive Officer under the terms of The Toro Company Chief Executive Officer Succession Incentive Award Agreement, which was approved by stockholders in 1994. The value of each performance unit is equal to the fair market value of a share of common stock. The restricted stock and performance units vest based upon achievement of specified succession planning goals. Dividends are paid with respect to the restricted stock and the shares may be voted. Portions of the restricted stock and performance unit awards may be forfeited if specified goals are not achieved at various dates, ending on October 31, 2005 or termination of employment. For each of the fiscal years ended October 31, 2000 and 1999, 5,240 shares and performance units vested. Compensation expense related to this plan was $1,107,000, $1,293,000, and $730,000 for the fiscal years ended October 31, 2004, 2003, and 2002, respectively. 24,454 shares and 24,454 performance units remain unvested as of October 31, 2004.

11	EMPLOYEE BENEFIT PROGRAMS AND POSTRETIREMENT BENEFIT PLANS

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $14,200,000, $13,493,000, and $12,660,000 for the fiscal years ended October 31, 2004, 2003, and 2002, respectively.

  The company also sponsors a plan that provides health-care benefits to eligible employees upon retirement, up to age 65. The health-care benefit plan is contributory, with retiree contributions based on active employee participation rates. The company funds these benefits for retirees on an annual basis. The company uses fiscal year end as the measurement date for this plan.
  Reconciliation of the funded status of this plan is as follows:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003

Projected Benefit Obligation
Beginning obligations	$14,733	$6,462
Service cost	950	388
Interest cost	871	427
Amendment	(1,981)	–
Actuarial (gain) loss	(4,986)	7,764
Benefits paid	(427)	(308)

Ending Obligations	$9,160	$14,733

Funded Status of Plan	$(9,160)	$(14,733)
Unrecognized prior service cost	(1,981)	–
Unrecognized actuarial loss	6,115	11,812

Net Amount Recognized	$(5,026)	$(2,921)

  The company amended its health-care benefit plan as of the end of fiscal 2004 to reduce benefits offered to certain eligible employees over a transition period. This modification did not result in any financial impact for the company during fiscal 2004.
  Assumptions used in calculations are:

Fiscal years ended October 31	2004	2003

Discount rate used to determine year-end obligation	5.75%	6.00%
Discount rate used to determine fiscal year expense	6.00%	6.75%
Annual increase in cost of benefits	11.00%	10.00%

  The annual increase in cost of postretirement benefits is assumed to decrease gradually in future years, reaching an ultimate rate of 5 percent in fiscal 2011.
  Components of net benefit cost each fiscal year are as follows:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003	2002

Service cost	$950	$388	$193
Interest cost	871	427	246
Amortization of losses	712	262	80

Net expense	$2,533	$1,077	$519

  Assumed trend rates for health-care costs have an important effect on the amounts reported for postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point, the postretirement benefit obligation as of October 31, 2004 would increase by $1,637,000. If the health-care cost trend rate decreased by 1 percentage point, the postretirement benefit obligation as of October 31, 2004 would decrease by $1,353,000.
  The benefits expected to be paid by the company in each fiscal year from fiscal years 2005-2009 are $555,000, $589,000, $544,000, $560,000, and $602,000, respectively. The aggregate benefits expected to be paid by the company in the five fiscal years from 2010-2014 are $4,214,000. The expected benefits to be paid are based on the same assumptions used to measure the company’s benefit obligation as of October 31, 2004.

  In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees. The plan assets, liabilities, and expenses related to these plans were not significant to the company’s consolidated operating results or financial position.

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

Reportable Segments

The professional segment consists of turf equipment and irrigation products. Turf equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation equipment, and other maintenance equipment. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and agricultural drip tape and hose products. These products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal and industrial properties, agricultural grounds, and residential and commercial landscapes.
  The residential segment consists of walk power mowers, riding mowers and tractors, snow throwers, homeowner-installed irrigation systems, replacement parts, and electrical home solutions products, including trimmers, blowers, and blower vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers as well as over the Internet.
  The distribution segment consists of company-owned domestic distributor operations. These distribution companies sell Toro and non-Toro professional and residential products directly to dealers, retailers, and end-user customers.
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
  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional, residential, and distribution business segment results based on earnings (loss) before interest expense, income taxes, and cumulative effect of change in accounting principle. The other segment operating loss includes corporate activities, other income, net, and interest expense. The business segment’s operating profits or losses include direct costs incurred at the segment’s operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

      The following table shows summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Fiscal years ended October 31	Professional[1]	Residential[2]	Distribution	Other	Total

2004
Net sales	$1,028,941	$554,334	$152,234	$(83,001)	$1,652,508
Intersegment gross sales	89,893	8,999	–	(98,892)	–
Earnings (loss) before income taxes	173,111	61,777	2,203	(83,858)	153,233
Total assets	419,000	187,860	35,195	286,692	928,747
Capital expenditures	25,772	5,802	455	8,783	40,812
Depreciation and amortization	17,641	8,027	792	9,633	36,093

2003
Net sales	$929,434	$506,466	$133,957	$(73,269)	$1,496,588
Intersegment gross sales	81,421	7,985	–	(89,406)	–
Earnings (loss) before income taxes	146,756	55,460	(505)	(80,793)	120,918
Total assets	412,361	180,767	46,232	288,072	927,432
Capital expenditures	22,440	12,759	413	7,653	43,265
Depreciation and amortization	17,159	7,816	636	8,525	34,136

2002
Net sales	$862,294	$474,333	$158,935	$(96,289)	$1,399,273
Intersegment gross sales	99,553	10,764	–	(110,317)	–
Earnings (loss) before income taxes and accounting change	111,709	51,916	2,251	(79,077)	86,799
Total assets	399,024	162,442	51,823	232,851	846,140
Capital expenditures	20,818	17,789	685	6,317	45,609
Depreciation and amortization	16,806	6,559	537	6,976	30,878

[1]	Includes restructuring and other income of $0.6 million and $0.4 million in fiscal 2004 and fiscal 2003, respectively. Includes restructuring and other expense of $8.4 million in fiscal 2002.
[2]	Includes restructuring and other income of $0.1 million in fiscal 2004 and restructuring and other expense of $2.2 million in fiscal 2003.

  The following table presents the details of the other segment earnings (loss) before income taxes:

(Dollars in thousands)
Fiscal years ended October 31	2004	2003	2002

Corporate expenses	$(96,062)	$(91,063)	$(79,025)
Interest expense, net	(15,523)	(16,285)	(19,747)
Finance charge revenue	3,266	2,665	3,664
Elimination of corporate financing expense	16,005	15,095	14,712
Other income	8,456	8,795	1,319

Total	$(83,858)	$(80,793)	$(79,077)

  Sales to one customer accounted for 13 percent of consolidated net sales in fiscal 2004, 2003, and 2002.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Net property, plant, and equipment is based on physical location in addition to allocated capital tooling from United States plant facilities.

(Dollars in thousands)	United	Foreign
Fiscal years ended October 31	States	Countries	Total

2004
Net sales	$1,311,148	$341,360	$1,652,508
Net property, plant, and equipment	139,831	24,834	164,665

2003
Net sales	$1,207,590	$288,998	$1,496,588
Net property, plant, and equipment	135,826	23,290	159,116

2002
Net sales	$1,137,670	$261,603	$1,399,273
Net property, plant, and equipment	137,309	19,470	156,779

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $19,446,000, $17,899,000, and $16,732,000 for the fiscal years ended October 31, 2004, 2003, and 2002, respectively. As of October 31, 2004, future minimum lease payments under noncancelable operating leases amounted to $46,203,000 as follows: 2005, $13,980,000; 2006, $12,232,000; 2007, $9,269,000; 2008, $6,963,000; 2009, $2,605,000; and after 2009, $1,154,000.

Customer Financing

Wholesale Financing – Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor. Third party financing companies purchased $430,954,000 of receivables of the company’s financed products during fiscal 2004. The outstanding receivable balance owed from the company’s distributors and dealers to third party financing companies was $152,910,000 on October 31, 2004. The company’s maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $550,000 as of October 31, 2004. Toro also enters into limited inventory repurchase agreements with third party financing companies. As of October 31, 2004, the company was contingently liable to repurchase up to $3,745,000 of inventory related to receivables under these financing arrangements. Toro has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

End-User Financing – The company has an agreement with a third party financing company to provide lease-financing options to domestic golf course and sports fields and grounds equipment customers. Under the terms of this agreement, the company could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions under this program. The company’s maximum exposure for credit collection and residual value as of October 31, 2004 was $7,155,000. The company has established a reserve for the estimated exposure related to this program.

  In the normal course of business, the company has arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, Toro’s wholly-owned subsidiaries also guarantee the residual value at the end of leases with third party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2004 and 2003 was $1,940,000 and $2,185,000, respectively.

Purchase Commitments

As of October 31, 2004, the company had $1,782,000 of purchase commitments with some suppliers for materials and supplies as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. The company does not expect potential payments under these provisions to materially effect its results of operations or financial condition.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2004 and 2003, the company had $10,941,000 and $16,211,000, respectively, in outstanding letters of credit.

Litigation

In the ordinary course of business, the company may become liable with respect to pending and threatened litigation, tax, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management does not expect that these matters will have a material adverse effect on the consolidated financial position of the company, except for the lawsuit discussed below.
  To prevent possible infringement of its patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews patents issued by the U.S. Patent and Trademark Office and foreign patent offices as needed. This patent program, consisting of both types of activities, helps the company minimize risk of patent infringement litigation. The company is currently involved in commercial disputes and patent litigation cases, both where it is asserting patents and where it is defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on the consolidated financial results of the company.
  On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No. 04-L-334 (20th Judicial Circuit, St., Clair County, IL) against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no discovery. Management continues to evaluate this lawsuit. The company has not established a reserve for any potential loss in connection with this lawsuit since the company is unable to provide a reasonable estimate of the amount or range of loss that could result from this litigation. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its consolidated operating results or financial condition.

14	FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable that are concentrated in three business segments: professional, residential, and distribution markets for outdoor landscape equipment and systems. The credit risk associated with these segments is limited because of the large number of customers in the company’s customer base and their geographic dispersion, except for the residential segment that has significant sales to The Home Depot.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to manage exposure to foreign currency exchange rates. Toro uses derivative instruments only in an attempt to limit underlying exposure from currency rate fluctuations, and not for trading purposes.

The company documents all relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.
  The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive loss and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss to earnings. During fiscal 2004, 2003, and 2002, the amount of losses reclassified to earnings for such cash flow hedges was $7,149,000, $4,574,000, and $513,000, respectively. As of October 31, 2004, the amount of such contracts outstanding was $98,613,000. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of October 31, 2004 was $1,437,000.
  The company also enters into other foreign currency exchange contracts to hedge intercompany financing transactions and other activities, which do not meet the hedge accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” therefore, changes in fair value of these instruments are recorded in other income, net.
  The company also enters into foreign currency exchange contracts on behalf of certain distributors in order to cover a portion of the payments owed by the distributor to the company. Any currency gains or losses incurred by the company are reimbursed to or by the distributor.

Fair Value

Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, short-term debt, and accounts payable, carrying value is a reasonable estimate of fair value. The estimate of fair value for the company’s foreign currency contracts as of October 31, 2004 and 2003 was a net liability of $4,108,000 and $3,963,000, respectively.
  As of October 31, 2004, the estimated fair value of long-term debt with fixed interest rates was $189,694,000 compared to its carrying value of $175,091,000. As of October 31, 2003, the estimated fair value of long-term debt with fixed interest rates was $196,686,000 compared to its carrying value of $178,921,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

15	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2004 and fiscal 2003 are as follows:

Fiscal year ended
October 31, 2004
(Dollars in thousands,
except per share data)
Quarter	First	Second	Third	Fourth

Net sales	$313,573	$548,027	$454,044	$336,864
Gross profit	112,610	198,879	164,202	117,379
Net earnings	9,325	52,199	34,213	6,929
Basic net earnings per share[1]	0.37	2.10	1.40	0.30
Diluted net earnings per share[1]	0.36	2.00	1.33	0.28

[1]	Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

Fiscal year ended
October 31, 2003
(Dollars in thousands,
except per share data)
Quarter	First	Second	Third	Fourth

Net sales	$295,962	$495,840	$394,524	$310,262
Gross profit	105,581	175,632	146,950	107,296
Net earnings	6,981	41,971	27,044	5,624
Basic net earnings per share	0.28	1.68	1.08	0.22
Diluted net earnings per share	0.27	1.61	1.03	0.21

16	ELEVEN-YEAR FINANCIAL DATA (unaudited)

(Dollars and shares in millions, except per share data)
Fiscal years ended October 31[1,8]	2004	2003	2002	2001	2000	1999	1998[4]	1997[7]	1996	1995	1994

OPERATING RESULTS:
Net sales[2]	$1,652.5	$1,496.6	$1,399.3	$1,353.1	$1,339.0	$1,279.7	$1,111.3	$1,052.8	$930.9	$919.4	$864.3
Net sales growth from prior year	10.4%	7.0%	3.4%	1.1%	4.6%	15.1%	5.6%	13.1%	1.3%	6.4%	22.3%
Earnings, before accounting change [3,5,6]	$102.7	$81.6	$59.9	$50.4	$45.3	$35.1	$4.1	$34.8	$36.4	$32.4	$32.4
Percentage of net sales	6.2%	5.5%	4.3%	3.7%	3.4%	2.7%	0.4%	3.3%	3.9%	3.5%	3.8%
Net earnings[3]	$102.7	$81.6	$35.3	$50.4	$45.3	$35.1	$4.1	$34.8	$36.4	$32.4	$32.4
Diluted net earnings per share, before accounting change[3,5,6]	4.04	3.12	2.32	1.93	1.74	1.32	0.16	1.40	1.45	1.25	1.25
Return on average stockholders’ equity	24.7%	20.3%	10.0%	15.3%	15.2%	12.9%	1.6%	15.3%	18.0%	17.5%	20.2%

SUMMARY OF FINANCIAL POSITION:
Working capital	$324.4	$370.8	$298.4	$271.6	$249.3	$225.9	$221.2	$234.2	$197.1	$165.1	$176.2
Long-term debt, less current portion	175.0	175.1	178.8	194.6	194.5	195.6	196.8	177.7	53.0	53.4	70.4
Stockholders’ equity	395.6	437.2	365.3	341.4	317.2	279.7	263.4	241.2	213.6	190.9	178.7
Debt to capitalization ratio	30.8%	29.3%	34.9%	40.2%	39.4%	47.5%	46.4%	47.6%	30.7%	36.6%	33.8%

OTHER STATISTICAL DATA:
Book value per share of common stock	17.12	17.93	15.01	13.92	12.62	11.13	10.32	9.90	8.88	7.85	7.03
Cash dividends per share of common stock	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24
Market price range –
High price	71.65	50.41	32.11	25.00	19.000	19.7500	23.1563	21.88	18.125	16.125	15.250
Low price	44.45	30.15	20.96	16.38	14.063	11.0938	8.2500	15.75	14.188	12.813	10.438
Average number of employees	5,164	5,367	5,395	5,380	5,040	4,923	4,695	4,309	3,610	3,638	3,434

[1]	In 1995, the company changed its fiscal year end from July 31 to October 31. Therefore, the year-end’s prior to 1996 were derived from unaudited amounts reflecting twelve months of data through the Friday closest to October 31 for comparative purposes.
[2]	The adoption of Emerging Issues Task Force issues 00-10, 00-14, and 00-25 resulted in a (decrease) increase of net sales for fiscal 2001, 2000, 1999, 1998, and 1997 by $(5.2) million, $2.1 million, $4.7 million, $0.9 million, and $1.6 million, respectively. 1996 and prior years have not been restated.
[3]	Fiscal 2004, 2003, 2002, 2001, 1999, 1998, and 1997, includes net restructuring and other (income) expense of $(0.7) million, $1.8 million, $8.4 million, $(0.7) million, $1.7 million, $15.0 million, and $2.6 million, respectively.
[4]	The company’s consolidated financial statements include results of operations of Exmark from November 1, 1997 and Drip In from February 1, 1998, dates of acquisition.
[5]	Fiscal 2002 net earnings and diluted net earnings per share after cumulative effect of change in accounting principle of $24.6 million, or $0.95 per diluted share, were $35.3 million and $1.37, respectively.
[6]	Fiscal 1997 net earnings and diluted net earnings per share includes a loss on the early retirement of debt of $1.7 million, or $0.07 per diluted share.
[7]	The company’s consolidated financial statements include results of operations of the James Hardie Irrigation Group from December 1, 1996, the date of acquisition.
[8]	Per share data has been adjusted for all fiscal years presented to reflect a two-for-one stock split effective April 1, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

  The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

  Information regarding the directors of the company, additional information regarding certain executive officers, information regarding the company’s Code of Ethics and Code of Conduct, and other information required by Item 10 of Part III of this report is incorporated by reference to information to be contained under the captions “Proposal One – Election of Directors – Nominees for Election to Board of Directors”, “Proposal One – Election of Directors – Members of Board of Directors Continuing in Office”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance – Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers”, in the company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period. The company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on the company’s web site at www.thetorocompany.com.

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

Information concerning certain relationships and related transactions required by Item 13 of Part III of this report is incorporated herein by reference to information to be contained under the caption “Certain Relationships and Related Transactions”, in the company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than the end of the 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the company’s independent auditor fees and services and other information required by Item 14 of Part III of this report is incorporated herein by reference to information to be contained under the captions “Proposal Two – Ratify Selection of Independent Auditor – Audit, Audit-Related, Tax and Other Fees” and “Proposal Two – Ratify Selection of Independent Auditor – Auditor Fees Pre-approval Policy” in the company’s Proxy Statement to be filed with the Securities and Exchange Commission with respect to the next annual meeting of stockholders, which involves the election of directors or, if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, such information will be filed as part of an amendment to this Form 10-K not later than 120-day period.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. List of Financial Statements

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Item 8 of Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Earnings for the fiscal years ended October 31, 2004, 2003, and 2002
•	Consolidated Balance Sheets as of October 31, 2004 and 2003
•	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2004, 2003, and 2002
•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2004, 2003, and 2002
•	Notes to Consolidated Financial Statements

(a) 2. List of Financial Statement Schedules

The following financial statement schedule of The Toro Company and its subsidiaries are included herein:

•	Schedule II — Valuation and Qualifying Accounts

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

4(c)      Specimen form of The Toro Company Common Stock certificate.

4(d)      Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)      Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/ A dated April 14, 2003, Commission File No. 1-8649).

4(f)      Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

10(a)      Form of Employment Agreement in effect for executive officers of Registrant (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(b)      Offer letter dated October 14, 2004 between The Toro Company and Michael J. Hoffman (incorporated by reference to Exhibit 10.39 to Registrant’s Current Report on Form 8-K dated October 14, 2004, Commission File No. 1-8649).*

10(c)      The Toro Company Directors Stock Plan (incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2000).*

10(d)      The Toro Company Annual Management Incentive Plan II for officers of Registrant (incorporated by reference to the appendix to Registrant’s Proxy Statement on Form DEF 14A filed with the Commission on January 31, 2002).*

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

10(i)      Amendment to The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004).*

10(j)      The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(k)      The Toro Company Chief Executive Officer Succession Incentive Award Agreement (incorporated by reference to Exhibit 10(j) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2002).*

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

10(n)      The Toro Company 2000 Directors Stock Plan, as amended.*

10(o)      Form of Stock Option Agreement between The Toro Company and its non-employee directors (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated November 1, 2004, Commission File No. 1-8649).*

10(p)      Form of Stock Option Agreement between The Toro Company and its officers (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated December 2, 2004, Commission File No. 1-8649).*

10(q)      Form of Performance Share Award Agreement between The Toro Company and its officers (incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated December 2, 2004, Commission File No. 1-8649).*

10(r)      Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing Company, Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10(s)      Loan Agreement dated as of July 9, 2003 among Toro Receivables Company, as borrower, and The Toro Company, as servicer, and Three Pillars Funding Corporation, as lender, and Suntrust Capital Markets, Inc., as administrator (incorporated by reference to Exhibit 10(p) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003).

12      Computation of Ratio of Earnings to Fixed Charges

21      Subsidiaries of Registrant

23      Consent of Independent Registered Public Accounting Firm

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

(b)      Exhibits

See Item 15(a)(3) above.

(c)      Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance as of	Charged to			Balance as of
	the beginning	costs and			the end of
Description	of the fiscal year	expenses[a]	Other[b]	Deductions[c]	the fiscal year

Fiscal year ended October 31, 2004
Allowance for doubtful accounts and notes receivable reserves	$2,421,000	$698,000	–	$924,000	$2,195,000

Fiscal year ended October 31, 2003
Allowance for doubtful accounts and notes receivable reserves	$7,209,000	$1,347,000	$(249,000)	$5,886,000	$2,421,000

Fiscal year ended October 31, 2002
Allowance for doubtful accounts and notes receivable reserves	$5,105,000	$4,702,000	–	$2,598,000	$7,209,000

[a]	Provision.

[b]	Addition (reduction) to allowance for doubtful accounts due to acquisitions and divestitures.

[c]	Uncollectible accounts charged off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY (Registrant)
By	/s/ Stephen P. Wolfe	Dated: December 20, 2004

Stephen P. Wolfe Vice President – Finance Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendrick B. Melrose Kendrick B. Melrose	Chairman, Chief Executive Officer and Director (principal executive officer)	December 20, 2004

/s/ Stephen P. Wolfe Stephen P. Wolfe	Vice President – Finance, Treasurer and Chief Financial Officer (principal financial officer)	December 20, 2004

/s/ Randy B. James Randy B. James	Vice President, Controller (principal accounting officer)	December 20, 2004

/s/ Ronald O. Baukol Ronald O. Baukol	Director	December 20, 2004

/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 20, 2004

/s/ Winslow H. Buxton Winslow H. Buxton	Director	December 20, 2004

/s/ Janet K. Cooper Janet K. Cooper	Director	December 20, 2004

/s/ Katherine J. Harless Katherine J. Harless	Director	December 20, 2004

/s/ Robert H. Nassau Robert H. Nassau	Director	December 20, 2004

/s/ Dale R. Olseth Dale R. Olseth	Director	December 20, 2004

/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 20, 2004

/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 20, 2004

/s/ Edwin H. Wingate Edwin H. Wingate	Director	December 20, 2004