Form 10-Q
period 2005-01-28
TORO CO
filed 2005-03-07
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 28, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑	No ☐

The number of shares of Common Stock outstanding as of February 25, 2005 was 21,617,296.

THE TORO COMPANY
INDEX TO FORM 10-Q

PART I.

Item 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 28,	January 30,
	2005	2004
Net sales	$346,913	$313,573
Cost of sales	225,250	200,963

Gross profit	121,663	112,610
Selling, general, and administrative expense	102,239	96,015

Earnings from operations	19,424	16,595
Interest expense	(3,760)	(3,882)
Other income, net	1,141	1,309

Earnings before income taxes	16,805	14,022
Provision for income taxes	5,629	4,697

Net earnings	$11,176	$9,325

Basic net earnings per share of common stock	$0.48	$0.37

Diluted net earnings per share of common stock	$0.47	$0.36

Weighted average number of shares of common stock outstanding - Basic	23,068	24,926

Weighted average number of shares of common stock outstanding - Dilutive	23,879	26,129

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	January 28,	January 30,	October 31,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$7,467	$17,925	$90,756
Receivables, net	318,063	311,451	285,736
Inventories, net	276,364	271,071	227,200
Prepaid expenses and other current assets	14,756	13,710	16,931
Deferred income taxes	46,106	43,253	44,552

Total current assets	662,756	657,410	665,175

Property, plant, and equipment	479,901	469,281	476,117
Less accumulated depreciation	319,183	308,552	311,452

	160,718	160,729	164,665

Deferred income taxes	39	1,181	—
Other assets	21,465	20,088	18,652
Goodwill	78,082	78,081	78,055
Other intangible assets, net	2,043	2,672	2,200

Total assets	$925,103	$920,161	$928,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$45	$225	$45
Short-term debt	62,162	2,308	1,099
Accounts payable	90,459	84,766	87,147
Accrued liabilities	227,127	202,332	227,279

Total current liabilities	379,793	289,631	315,570

Long-term debt, less current portion	175,035	175,080	175,046
Long-term deferred income taxes	3,837	—	3,837
Deferred revenue and other long-term liabilities	13,245	11,775	13,475

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 50,000,000 shares, issued and outstanding 21,628,606 shares as of January 28, 2005 (net of 5,387,504 treasury shares), 24,091,130 shares as of January 30, 2004 (net of 2,924,980 treasury shares), and 22,518,329 shares as of October 31, 2004 (net of 4,497,781 treasury shares)	21,629	24,091	22,518
Additional paid-in capital	—	6,282	—
Retained earnings	341,683	425,797	409,443
Accumulated other comprehensive loss	(10,119)	(12,495)	(11,142)

Total stockholders’ equity	353,193	443,675	420,819

Total liabilities and stockholders’ equity	$925,103	$920,161	$928,747

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 28,	January 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$11,176	$9,325
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash asset impairment recovery	—	(52)
Equity losses from an investment	201	—
Provision for depreciation and amortization	9,429	8,560
Gain on disposal of property, plant, and equipment	(205)	(113)
Stock-based compensation expense	2,498	1,730
Increase in deferred income taxes	(1,630)	(921)
Changes in operating assets and liabilities:
Receivables, net	(28,291)	(40,286)
Inventories, net	(53,832)	(39,289)
Prepaid expenses and other current assets	2,877	3,173
Accounts payable, accrued expenses, and deferred revenue	2,999	(2,127)

Net cash used in operating activities	(54,778)	(60,000)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,319)	(10,015)
Proceeds from disposal of property, plant, and equipment	2,191	1,285
Increase in investment in affiliates	—	(1,065)
(Increase) decrease in other assets	(3,224)	78
Proceeds from sale of business	765	—

Net cash used in investing activities	(7,587)	(9,717)

Cash flows from financing activities:
Increase in short-term debt	61,023	104
Repayments of long-term debt	(11)	(3,616)
Excess tax benefits from share-based arrangements	1,709	522
Proceeds from exercise of stock options	2,950	1,565
Purchases of Toro common stock	(83,763)	(19,786)
Dividends paid on Toro common stock	(2,793)	(1,501)

Net cash used in financing activities	(20,885)	(22,712)

Effect of exchange rates on cash	(39)	67

Net decrease in cash and cash equivalents	(83,289)	(92,362)
Cash and cash equivalents as of the beginning of the period	90,756	110,287

Cash and cash equivalents as of the end of the period	$7,467	$17,925

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
January 28, 2005

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the three months ended January 28, 2005 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2005. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

     For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company’s Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Acquisition and Divestiture

During the first quarter of fiscal 2005, the company completed the sale of its southwestern-based distribution company.

     On February 8, 2005, the company completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited (Hayter). Hayter designs, manufactures, and markets residential and professional turf maintenance equipment for the European market, with expected sales of approximately $35 million for fiscal 2005. If the acquisition of Hayter would have consummated as of November 1, 2004, the expected impact on Toro’s sales would have been approximately $50 million. The preliminary purchase price was approximately $35 million, which was paid in cash. The purchase price should be finalized during the third quarter of fiscal 2005, with any necessary adjustments based on settlement of the final working capital statement. The purchase price will be allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values, with the excess purchase price recorded as goodwill.

Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended
	January 28,	January 30,
(Dollars in thousands)	2005	2004
Net earnings	$11,176	$9,325
Other comprehensive income:
Cumulative translation adjustments	553	1,057
Unrealized gain (loss) on derivative instruments, net of taxes	470	(734)

Comprehensive income	$12,199	$9,648

Stock-Based Compensation

Effective November 1, 2004, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” The company adopted the provisions of SFAS No. 123R using the modified prospective application, which applies to new awards granted, unvested awards as of the date of adoption, and to awards modified, repurchased or cancelled after the date of adoption. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant. The company had previously accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related Interpretations.

     During the first quarter of fiscal 2005, option awards were granted with an exercise price equal to the market price of the company’s stock as of the date of grant. For certain non-officer employees, options vest over two years and have a five-year contractual term, which was the first time the two-year vesting was required for options granted for the non-officer employee group. For other options granted during the first quarter of fiscal 2005, the options vest over a one- to three-year period and have a ten-year contractual term.

     The company also issues Performance Shares to key employees. Under the provisions of APB No. 25, each quarter the change in value of these Performance Shares was recognized in the financial statements based on Toro’s stock price over the vesting period. Under the provisions of SFAS No. 123R, the company determines the fair value of these Performance Shares as of the date of grant and recognizes the expense over the vesting period.

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R for the first quarter of fiscal 2005 and 2004.

	Three Months Ended
	January 28,	January 30,
(Dollars in thousands, except per share data)	2005	2004
Net earnings, as reported	$11,176	$9,325
Share-based compensation cost, net of tax, included in net earnings as reported	1,635	1,044
Share-based compensation cost, net of tax, if fair value method had been applied	(1,635)	(2,728)

Pro forma net earnings as if fair-value method had been applied	$11,176	$7,641

Net earnings per share data:
As reported - Basic	$0.48	$0.37

Pro forma - Basic	$0.48	$0.31

As reported - Diluted	$0.47	$0.36

Pro forma – Diluted	$0.47	$0.29

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time the employee groups will exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s stock over the most recent historical period equivalent to the expected life of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

Three Months Ended
	January 28, 2005	January 30, 2004
Expected life of option in years	3 - 7	3 - 9
Expected volatility	25.87% - 30.41%	27.60% - 27.84%
Weighted-average volatility	28.04%	27.72%
Risk-free rate	3.22% - 4.04%	2.04% - 4.10%
Expected dividend yield	0.18% - 0.25%	0.26% - 0.39%
Weighted-average dividend yield	0.22%	0.32%

The weighted-average fair value of options granted during the first fiscal quarter of fiscal 2005 and 2004 was $22.27 and $15.37, respectively. The fair value of Performance Shares granted during the first fiscal quarter of fiscal 2005 and 2004 was $74.04 and $48.32, respectively.

The following table illustrates the effect on the company’s earnings, net earnings, and earnings per share if the company had applied the original provisions of APB No. 25 and related interpretations on the company’s financial statements for the first quarter of fiscal 2005 instead of SFAS No. 123R.

(Dollars in thousands)			Increase (decrease)
Three months ended			impact of adopting
January 28, 2005	As Reported (1)	Pro Forma (2)	SFAS No. 123R
Earnings from operations	$19,424	$15,894	$3,530
Earnings before income taxes	16,805	13,275	3,530
Net earnings	11,176	8,828	2,348
Basic earnings per share	0.48	0.38	0.10
Diluted earnings per share	0.47	0.37	0.10
Net cash used in:
Operating activities	(54,778)	(53,069)	1,709
Financing activities	(20,885)	(22,594)	(1,709)

(1) As reported reflects the application of the provisions of SFAS No. 123R.

(2) Pro forma assumes the application of the provisions of APB No. 25.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories.

Inventories were as follows:

	January 28,	January 30,	October 31,
(Dollars in thousands)	2005	2004	2004
Raw materials and work in process	$73,805	$80,269	$64,169
Finished goods and service parts	253,636	240,436	210,141

	327,441	320,705	274,310
Less: LIFO	30,227	32,151	30,227
Other reserves	20,850	17,483	16,883

Total	$276,364	$271,071	$227,200

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

	January 28,	January 30,
(Shares in thousands)	2005	2004
Basic
Weighted average number of shares of common stock	22,996	24,883
Assumed issuance of contingent shares	72	43

Weighted average number of shares of common stock and assumed issuance of contingent shares	23,068	24,926

Dilutive
Weighted average number of shares of common stock and assumed issuance of contingent shares	23,068	24,926
Effect of dilutive securities	811	1,203

Weighted average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	23,879	26,129

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has two reportable business segments: Professional and Residential. The Other segment consists of company-owned distributor operations in the United States and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses. Effective the beginning of fiscal 2005, the company combined the Distribution segment with the Other segment because the company-owned distributorships that comprised the former Distribution segment do not meet the quantitative thresholds for separate reporting as an operating segment for all periods presented. Prior periods have been reclassified to conform to the current period presentation.

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)	Professional	Residential	Other	Total
Three months ended January 28, 2005
Net sales	$245,230	$95,876	$5,807	$346,913
Intersegment gross sales	9,897	689	(10,586)	—
Earnings (loss) before income taxes	38,865	4,434	(26,494)	16,805
Total assets	456,715	214,636	253,752	925,103

Three months ended January 30, 2004
Net sales	$207,678	$97,887	$8,008	$313,573
Intersegment gross sales	13,934	831	(14,765)	—
Earnings (loss) before income taxes	28,449	8,337	(22,764)	14,022
Total assets	457,759	203,154	259,248	920,161

The following table presents the details of the Other segment earnings (loss) before income taxes:

	Three Months Ended
	January 28,	January 30,
(Dollars in thousands)	2005	2004
Corporate expenses	$(25,947)	$(20,477)
Finance charge revenue	658	464
Elimination of corporate financing expense	2,974	2,529
Interest expense, net	(3,760)	(3,882)
Other	(419)	(1,398)

Total	$(26,494)	$(22,764)

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2005 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2004	$68,996	$9,059	$78,055
Translation adjustment	8	19	27

Balance as of January 28, 2005	$69,004	$9,078	$78,082

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	January 28, 2005		October 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,361)	$6,553	$(5,275)
Non-compete agreements	1,000	(749)	1,000	(723)
Other	1,700	(1,100)	1,700	(1,055)

Total	$9,253	$(7,210)	$9,253	$(7,053)

Total other intangible assets, net	$2,043		$2,200

Amortization expense for intangible assets during the first quarter of fiscal 2005 was $157,000. Estimated amortization expense for the remainder of fiscal 2005 and succeeding fiscal years is as follows, excluding the impact of newly acquired intangibles related to Hayter: 2005 (remainder), $471,000; 2006, $601,000; 2007, $408,000; 2008, $281,000; 2009, $121,000; 2010, $45,000; and after 2010, $116,000.

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contactors submit claims for warranty reimbursement and are credited for the cost of repairs, labor and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the three-month periods in fiscal 2005 and 2004 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance

January 28, 2005	$60,988	$7,848	$(9,594)	$54	$59,296

January 30, 2004	$59,372	$7,876	$(8,220)	$1,089	$60,117

Postretirement Benefit Plans

The following table presents the components of net period benefit costs:

	Three Months Ended
	January 28,	January 30,
(Dollars in thousands)	2005	2004
Service cost	$131	$238
Interest cost	128	218
Prior service cost	(48)	—
Amortization of losses	83	178

Net expense	$294	$634

As of January 28, 2005, approximately $105,000 of contributions had been made. The company presently expects to contribute a total of $450,000 to its postretirement health-care benefit plan in fiscal 2005.

     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.7 million for the first quarter of fiscal 2005 and $3.4 million for the first quarter of fiscal 2004.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange rates. The company uses derivative instruments only to limit underlying exposure to currency fluctuations, and not for trading purposes. The company documents relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.

     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the first quarter ended January 28, 2005, the amount of losses reclassified to earnings for such cash flow hedges was $1.3 million. As of January 28, 2005, the amount of such contracts outstanding was $106.2 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of January 28, 2005 was $1.0 million.

     The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not subject to the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St., Clair County, IL)) against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower, containing a two stroke or four stroke gas combustible engine up to 20 horsepower, that was manufactured by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. Management continues to evaluate this lawsuit. The company has not established a reserve for any potential loss in connection with this lawsuit since the company is unable to provide a reasonable estimate of the amount or range of loss that could result from this litigation. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its consolidated operating results or financial condition.

     In the ordinary course of business, the company may become liable with respect to pending and threatened litigation in addition to that described above, as well as tax, patent, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management believes that, except for the lawsuit discussed above, the outcomes of these cases are unlikely to have a material adverse effect on the consolidated operating results or financial position of the company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural irrigation systems, landscaping equipment, and residential yard products worldwide. Our products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As we continue with our “6 + 8” profitability and growth initiative, we expect to invest in growth strategies at higher than historical levels. The goals of this initiative are to achieve a consistent after-tax return on net sales of 6 percent or more and grow revenues at an average rate of 8 percent or more over the three-year period ending October 31, 2006.

RESULTS OF OPERATIONS

Overview

Our results for the first quarter of fiscal 2005 were strong with double digit sales and earnings growth. Our net earnings rose 19.8 percent compared to the first quarter of fiscal 2004 on net sales growth of 10.6 percent. Sales were up for our professional segment as a result of strong retail demand for our products, price increases, and favorable currency rates. Even though residential segment net sales were slightly down for the first quarter comparison, we anticipate a strong year as we introduce new, innovative products with expanded placement at key retailers. As part of our “6 + 8” initiative, we are investing in growth strategies directed at underserved markets, such as revitalizing the Lawn-Boy brand with new products and accelerating our growth in international markets, as evidenced by our recently announced acquisition of substantially all of the assets of Hayter Limited, an international company that designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market. Gross margins are expected to continue to be hampered by rising commodity prices; however, we will attempt to mitigate the impact of rising commodity costs through internal cost reduction efforts from past and continuing initiatives driven by our emphasis on lean manufacturing methods and selective price increases. Our financial condition remains strong with only modest increases in receivables and inventory levels. This has allowed us to continue to repurchase shares of our common stock and double our fiscal 2005 first quarter cash dividend from $0.06 per share to $0.12 per share.

     Our first quarter of fiscal 2005 results were strong, and we are optimistic results for the full fiscal year of 2005 will end strong. However, as net sales and earnings for the first quarter of our fiscal year are typically lower than other quarters, the results of our first quarter are not necessarily an indicator of spring season sales trends, which are still ahead. Sales are expected to grow at an annual rate of 9 to 11 percent in fiscal 2005 and diluted net earnings per share are expected to grow at an annual rate of 12 to 15 percent over fiscal 2004, which includes the impact of adopting SFAS No. 123R and the acquisition of Hayter Limited during the second quarter of fiscal 2005. We continue, however, to keep a cautionary eye on the world economies, weather, field inventory levels, commodity prices, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Leadership Transition

On February 17, 2005, the Board of Directors elected Michael J. Hoffman to the position of Chief Executive Officer effective on March 15, 2005. At the same time, Kendrick B. Melrose will step down as Chief Executive Officer of The Toro Company and assume the role of Executive Chairman of the Board of Directors.

Net Earnings

First quarter net earnings were $11.2 million or $0.47 per diluted share compared to $9.3 million or $0.36 per diluted share last year, a net earnings increase of 19.8 percent. The primary factors contributing to this increase were higher sales volumes and improved leveraging of selling, general, and administrative costs, somewhat offset by lower gross margin. In addition, first quarter of fiscal 2005 diluted earnings per share were benefited by approximately $0.04 per share compared to the first quarter of fiscal 2004 as a result of reduced shares outstanding due to our significant Toro common stock repurchases.

     Effective November 1, 2005, we adopted the provisions of SFAS No. 123R as previously discussed. However, if we had applied the provisions of SFAS No. 123R during the first quarter of fiscal 2004, diluted earnings per share would have been $0.29 per share compared to $0.47 per diluted share for the first quarter of fiscal 2005, an increase of $0.18 per diluted share or 62.1 percent. A portion of this increase is due to the new two-year vesting for options granted in the first quarter of fiscal 2005 to non-officer employees. Options to non-officer employees granted prior to fiscal 2005, which generally occurred in December, were fully vested on the date of grant; therefore, the entire fair value of the option would have been expensed on the date of grant.

     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	January 28,	January 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	64.9	64.1

Gross profit	35.1	35.9
Selling, general, and administrative expense	(29.5)	(30.6)
Interest expense	(1.1)	(1.2)
Other income, net	0.3	0.4
Provision for income taxes	(1.6)	(1.5)

Net earnings	3.2%	3.0%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2005 were up 10.6 percent compared to last year’s first quarter. Factoring out the effect of our southeastern-based distributorship sold in October 2004 and our southwestern-based distributorship sold in November 2004, fiscal 2005 first quarter net sales increased 11.5 percent over last year’s first quarter. The sales increase was due to strong professional segment sales as the result of positive market conditions and strong retail demand, mainly for our mowing equipment products; price increases introduced on some products; and the success of introducing new products within the past two years. In addition, favorable currency rates contributed approximately 1.6 percent of the sales growth for the quarter. International sales were up 18.9 percent compared to last year’s first quarter driven primarily by a weaker U.S. dollar, strong customer demand, and new product introductions. Disregarding currency effects, international sales increased 12.1 percent. Residential segment sales were slightly down due to lower shipments of Toro walk power mowers, riding products, and retail irrigation products. This was somewhat offset by higher shipments of snow throwers and the introduction of new products. Other segment net sales were also down for the first quarter comparison due to the sale of the two distribution companies, as previously mentioned.

Gross Profit

Gross profit for the first quarter of fiscal 2005 increased 8.0 percent compared to the first quarter of fiscal 2004 due to increased sales. As a percentage of net sales, gross profit for the first quarter of fiscal 2005 was 35.1 percent compared to 35.9 percent in the first quarter of fiscal 2004. The decrease in gross profit as a percentage of net sales was the result of the following factors: (i) higher costs for steel, resin, and other commodities and (ii) increased outbound freight costs due to higher fuel costs and increased demand for transportation. Somewhat offsetting these negative factors were (i) price increases introduced on some products; (ii) cost reduction efforts from profit improvement initiatives; (iii) lower manufacturing costs from increased plant utilization; (iv) increased sales of higher-margin products; and (v) favorable foreign currency exchange rates compared to the U.S. dollar.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) for the first quarter of fiscal 2005 increased by 6.5 percent compared to the same period last year. However, SG&A as a percentage of net sales was 29.5 percent in the first quarter of fiscal 2005 compared to 30.6 percent in the first quarter of fiscal 2004. The decrease in SG&A expense as a percentage of net sales was due primarily to leveraging fixed SG&A costs over higher sales volumes as well as: (i) reduced warranty costs as a result of a special provision last year for a product modification and improved product quality; and (ii) lower marketing expense. Somewhat offsetting those decreases were: (i) increased investments in engineering as part of our “6 + 8” initiative and (ii) higher administrative expenses, mainly from continued investments in information systems, increased insurance costs, and higher incentive compensation expense.

Interest Expense

Interest expense for the first quarter of fiscal 2005 slightly decreased by 3.1 percent compared to the first quarter of fiscal 2004.

Other Income, Net

Other income, net for the first quarter of fiscal 2005 was $1.1 million compared to $1.3 million for the same period last year, a decline of $0.2 million. The decrease was due primarily to a loss from the sale of a distributorship, somewhat offset by higher levels of interest income and finance charge revenue.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2005 remained unchanged at 33.5 percent compared to the first quarter of fiscal 2004.

BUSINESS SEGMENTS

As described previously, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of domestic company-owned distributorships, corporate activities, and financing functions. Operating earnings (loss) for each of our two business segments is defined as earnings (loss) from operations plus other income, net. Effective the beginning of fiscal 2005, the company combined the distribution segment with the other segment because Toro’s distribution segment no longer met the quantitative thresholds for separate reporting as an operating segment for all periods presented. Prior periods have been reclassified to conform to the current period presentation. Operating loss for our third “other” segment includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	January 28,	January 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Professional	$245,230	$207,678	$37,552	18.1%
Residential	95,876	97,887	(2,011)	(2.1)
Other	5,807	8,008	(2,201)	(27.5)

Total *	$346,913	$313,573	$33,340	10.6%

* Includes international sales of:	$89,653	$75,378	$14,275	18.9%

The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
	January 28,	January 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Professional	$38,865	$28,449	$10,416	36.6%
Residential	4,434	8,337	(3,903)	(46.8)
Other	(26,494)	(22,764)	(3,730)	(16.4)

Total	$16,805	$14,022	$2,783	19.8%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2005 were up 18.1 percent compared to the first quarter of fiscal 2004. Worldwide professional segment sales of most product lines were up due to positive market conditions and strong retail demand, mainly for our mowing equipment products; price increases introduced on some products; and the success of introducing new products within the past two years. International professional segment net sales increased 17.1 percent due to the same reasons mentioned above and were also benefited from a weaker U.S. dollar. Field inventory levels for some product lines in this segment increased from the comparable quarter due to strong early season stocking orders from our customers in anticipation of strong retail demand during fiscal 2005.

Operating Earnings. Operating earnings for the professional segment were $38.9 million in the first quarter of fiscal 2005 compared to $28.4 million in the first quarter of fiscal 2004, an increase of 36.6 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 15.8 percent compared to 13.7 percent in the first quarter of fiscal 2004. The profit improvement was the result of lower SG&A expense as a percentage of net sales due to leveraging the fixed portion of SG&A costs over higher sales volumes. Somewhat offsetting the operating earnings increase were lower gross margins as a result of the same factors discussed previously in the Gross Profit section.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2005 were slightly down by 2.1 percent compared to the first quarter of fiscal 2004. This decline was led by lower domestic shipments of Toro walk power mowers due to customers ordering product closer to retail demand as well as production scheduling later than normal for some new products. Riding product shipments were also down from the comparative quarter due to continued strong competition, initial stocking orders last year for the TimeCutter® zero-turning radius riding mowers in a home center distribution channel, and production delays for some products. Retail irrigation product sales also declined from the comparative quarter primarily from unfavorable weather conditions in key domestic markets. Somewhat offsetting those decreases were higher snow thrower product shipments due to the successful introduction of new products as well as heavy snowfalls in key markets. Lawn-Boy walk power mower sales also increased due mainly to additional store placement in the home center distribution channel and the introduction of new products. International residential segment sales were up 23.5 percent due to a weaker U.S. dollar and the successful introduction of new products.

Operating Earnings. Operating earnings for the residential segment decreased 46.8 percent in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Expressed as a percentage of net sales, residential segment operating margins decreased to 4.6 percent compared to 8.5 percent in the first quarter of fiscal 2004. The decrease was due mainly to lower gross margins as a result of higher costs for steel and other commodities as well as increased transportation costs. Somewhat offsetting the operating earnings decrease was lower SG&A expense due mainly to reduced warranty costs as a result of a special provision last year for a product modification.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales declined by 27.5 percent in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to the sale of the two distribution companies, as previously mentioned.

Operating Losses. Operating losses for the other segment were up $3.7 million or 16.4 percent for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. This loss increase was due to the following factors: (i) higher administrative costs, mainly from continued investments in information systems, increased insurance costs, and higher incentive compensation expense and (ii) an increase in bad debt expense due to the effect of collecting receivables previously written off in fiscal 2004.

FINANCIAL POSITION

Working Capital

During the first quarter of fiscal 2005, our financial condition remained strong, and emphasis continued on improving asset management. Average working capital for the first three months of fiscal 2005 was $312.0 million compared to $361.1 million for the first three months of fiscal 2004. The decrease of 13.6 percent was due to higher average short-term debt, lower average cash and cash equivalents, and higher average accounts payables and accrued liabilities. The primary factor contributing to the higher average short-term debt and lower cash levels was our continued emphasis on repurchasing shares of our common stock during the first quarter of fiscal 2005. Average receivables for the first three months of fiscal 2005 increased by 7.0 percent compared to the first three months of fiscal 2004 on a sales increase of 10.6 percent. Our average days sales outstanding for receivables improved to 76.6 days based on sales for the last twelve months ended January 28, 2005, compared to 83.5 days for the twelve months ended January 30, 2004. Average inventory levels slightly increased by 0.6 percent for the first three months of fiscal 2005 compared to the first three months of fiscal 2004, and average inventory turnover improved 16.8 percent for the last twelve months ended January 28, 2005 compared to the last twelve months ended January 30, 2004. These improvements reflect our continuing efforts to improve asset utilization.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our operating requirements. We believe that the funds available through existing or anticipated financing arrangements and forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, acquisitions, debt repayments, dividend payments, and stock repurchases for at least the next twelve months.

     Our Board of Directors approved an increase in our fiscal 2005 first quarter cash dividend, paid on January 10, 2005, from our historical rate of $0.06 per share to $0.12 per share.

Cash Flow. Our first fiscal quarter historically uses more operating cash than other quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2005 was 8.7 percent lower than the first three months of fiscal 2004 due primarily to higher earnings, a lower increase in receivables, and a higher increase in accounts payable and accrued liabilities, somewhat offset by a higher increase in inventory levels for the first three months of fiscal 2005 compared to the first three months of fiscal 2004. Cash used in investing activities was lower by 21.9 percent compared to the first quarter of fiscal 2004, due mainly to a lower level of purchases of property, plant, and equipment. Cash used in financing activities was lower by 8.0 percent compared to the first three months of fiscal 2004. This change was due to a higher increase in short-term debt and lower repayments of long-term debt, somewhat offset by an increase of $64 million in shares of our common stock repurchased during the first three months of fiscal 2005 compared to the first three months of fiscal 2004.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in September 2009. We also have a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $16.6 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $22.3 million in the first quarter of fiscal 2005 compared to $2.7 million in the first quarter of fiscal 2004, an increase of $19.6 million. This increase was primarily attributable to shares of our common stock repurchased during the period. As of January 28, 2005, we had $204.4 million of unutilized availability under our credit agreements.

     Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of January 28, 2005, and expect to be in compliance with all covenants during fiscal 2005. If we were out of compliance with any covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the first quarter of fiscal 2005 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements generally relate to customer financing activities, inventory purchase commitments, operating lease commitments, and currency contracts. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. There has been no material change in this information.

Inflation

We are subject to the effects of inflation and changing prices. In the first quarter of fiscal 2005, average prices paid for steel and other commodities were higher compared to the first quarter of fiscal 2004, which resulted in a negative impact on our gross margin and net earnings. We expect this trend to continue for the remainder of fiscal 2005. We will attempt to mitigate the impact of these anticipated increases in steel and other commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts. In addition, we also introduced moderate price increases on some products in fiscal 2005.

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

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used or changes in the estimates that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation of such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings. Accrual for future estimated warranty claims was $59.3 million in the first quarter of fiscal 2005 compared to $60.1 million in the first quarter of fiscal 2004

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of January 28, 2005, we had $2.3 million reserved against our accounts and notes receivable compared to $2.9 million as of January 30, 2004.

New Accounting Pronouncement To Be Adopted

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	Changes in global and domestic economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, weaker consumer confidence, and currency exchange rates, which could have a negative impact on our financial results.

•	Fluctuations in the cost and availability of raw materials, such as steel and other commodities, and increased dependence on suppliers and our ability to maintain favorable supplier arrangements and relationships.

•	Our ability to achieve goals of the “6 + 8: Teamwork to the Top” initiative that is intended to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ending October 31, 2006.

•	Our ability to implement lean manufacturing and other productivity improvement initiatives, which are intended to improve gross margins, offset a portion of rising raw material costs, and provide investment funding for new products and services.

•	Increased dependence on The Home Depot, Inc. as a customer for the residential segment.

•	Our ability to acquire, develop, integrate new businesses and acquisitions, and manage alliances and joint venture arrangements successfully, both of which are important to our revenue growth.

•	Weather conditions that reduce demand for our products.

•	Increased competition, including competitive pricing pressures, new competitors entering the markets we serve, potential loss of market share, new product introductions, and financing programs offered by both domestic and foreign companies.

•	Rising transportation costs as a result of higher fuel costs, capacity issues in the transportation industry, and government regulation that limits the hours of service and increases fuel consumption.

•	Our ability to smoothly transition leadership roles and responsibilities.

•	Changes in our relationship with and terms from third party financing sources utilized by our customers.

•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.

•	Our ability to achieve projected sales and earnings growth for fiscal 2005.

•	Our ability to develop and introduce new products and market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•	Elimination or reduction of shelf space for our products at retailers.

•	Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.

•	Unforeseen product quality problems in the development and production of new and existing products that could result in loss of market share, reduced sales, and higher warranty expense.

•	Degree of success in plant consolidation, including our ability to cost-effectively expand existing and move production between manufacturing facilities.

•	Government restrictions placed on water usage as well as water availability.

•	The level of growth in the new golf course construction market and amount of investments in course renovations and improvements.

•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

•	Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations; and environmental laws.

•	Unknown impact on our business and our consolidated operating results or financial condition as a result of the pending litigation against the company and others in our industry that challenges engine horsepower ratings of lawnmower products, of which the company is currently unable to assess whether the litigation would have a material adverse effect on the company’s consolidated operating results or financial condition.

•	The effects of other litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure to foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the use of a variety of derivative financial instruments. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash volatility associated with foreign exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposures are with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

     We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the quarter ended January 28, 2005, the amount of losses reclassified to earnings for cash flow hedges was $1.3 million.

     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2005. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of January 28, 2005 were as follows:

	Average		Value in	Fair Value
Dollars in thousands	Contracted	Notional	AOCL	Impact
(except average contracted rate)	Rate	Amount	Income (Loss)	Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7680	$34,714.3	$57.2	$(247.7)
Buy US dollar/Sell Canadian dollar	0.7612	4,202.0	(272.0)	(5.2)
Buy US dollar/Sell Euro	1.2676	88,178.5	(2,108.5)	(879.4)
Buy Australian dollar/Sell US dollar	0.7601	2,014.3	(6.8)	38.4
Buy Euro/Sell U.S. dollar	1.3271	3,238.1	1.5	(47.8)
Buy British pound/Sell U.S. dollar	1.7879	911.8	29.6	15.4
Buy Japanese yen/Sell U.S. dollar	107.7720	5,892.1	270.3	57.0
Buy Mexican peso/Sell U.S. dollar	11.9229	13,914.4	495.7	—

Interest Rate Risk. We are exposed to interest rate risk arising from transactions that are entered into during the normal course of business. Our short-term debt rates are dependent upon a LIBOR or commercial paper rate plus a basis point spread defined in our credit agreements. See our most recently filed Annual Report on Form 10-K (Item 7A). There has been no material change in this information.

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with steel, aluminum, plastic resin, and linerboard. Further information regarding rising prices for steel and other commodities is presented in Item 2, section entitled “Inflation.”

Item 4. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the company’s fiscal first quarter ended January 28, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St., Clair County, IL)) against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower, containing a two stroke or four stroke gas combustible engine up to 20 horsepower, that was manufactured by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. Management continues to evaluate this lawsuit. The company has not established a reserve for any potential loss in connection with this lawsuit since the company is unable to provide a reasonable estimate of the amount or range of loss that could result from this litigation. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its consolidated operating results or financial condition.

     We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, management believes that, except for the lawsuit discussed above, the outcomes of these cases are unlikely to have a material adverse effect on our consolidated operating results or financial position. Further, we maintain insurance against some product liability losses.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our first quarter of fiscal 2005 stock repurchase activity:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				As Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)(2)		Paid per Share	or Programs	Programs (1)(2)
November 1, 2004 through November 26, 2004	53,400		$67.66	53,400	1,831,097

November 27, 2004 through December 24, 2004	87,602		77.63	87,602	1,743,495

December 25, 2004 through January 28, 2005	911,377	(3)	80.58	910,290	833,205

Total	1,052,379		$79.68	1,051,292

(1)	On March 12, 2004, the company’s Board of Directors authorized the repurchase of 1,000,000 shares of the company’s common stock in open-market or private transactions. On May 27, 2004, the company’s Board of Directors authorized the repurchase of up to an additional 2,000,000 shares under this repurchase program, bringing the total maximum number of shares the company is authorized to repurchase under this program to 3,000,000 shares, and authorizing such repurchases to be made in open-market transactions, tender offers, private transactions or other transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at anytime. The company purchased 884,497 shares during the periods indicated above under this program. There are no shares remaining for repurchase under this program.

(2)	On September 30, 2004, the company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the company’s common stock in open-market transactions or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at anytime. The company purchased 166,795 shares during the periods indicated above under this program.

(3)	Includes 1,087 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $79.54 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,087 shares were not repurchased under the company’s repurchase programs described in footnotes (1) and (2) above.

Item 6. EXHIBITS

(a) Exhibits

3(i) and 4(a)	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4(b) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 4(c) to Registrant’s Current Report on Form 8-K dated May 28, 2003, Commission File No. 1-8649).

4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K dated October 31, 2004).

4(d)	Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)	Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)	Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TORO COMPANY (Registrant)

Date: March 4, 2005	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance, Treasurer and Chief Financial Officer (duly authorized officer and principal financial officer)