Form 10-Q
period 2005-04-29
TORO CO
filed 2005-06-07
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2005

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

The number of shares of Common Stock outstanding as of May 27, 2005 was 43,112,997.

THE TORO COMPANY
INDEX TO FORM 10-Q

PART I. ITEM 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2005	2004	2005	2004
Net sales	$628,441	$548,027	$975,354	$861,600
Cost of sales	411,798	349,148	637,048	550,111

Gross profit	216,643	198,879	338,306	311,489
Selling, general, and administrative expense	119,542	117,147	221,781	213,162

Earnings from operations	97,101	81,732	116,525	98,327
Interest expense	(4,873)	(3,702)	(8,633)	(7,584)
Other income, net	942	465	2,083	1,774

Earnings before income taxes	93,170	78,495	109,975	92,517
Provision for income taxes	31,212	26,296	36,841	30,993

Net earnings	$61,958	$52,199	$73,134	$61,524

Basic net earnings per share of common stock	$1.38	$1.05	$1.61	$1.24

Diluted net earnings per share of common stock	$1.33	$1.00	$1.55	$1.18

Weighted average number of shares of common stock outstanding – Basic	44,754	49,599	45,438	49,725

Weighted average number of shares of common stock outstanding – Dilutive	46,592	52,178	47,210	52,230

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per-share data)

	April 29,	April 30,	October 31,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$14,449	$31,825	$90,756
Receivables, net	544,871	484,763	285,736
Inventories, net	256,926	238,472	227,200
Prepaid expenses and other current assets	13,476	13,422	16,931
Deferred income taxes	56,265	44,256	44,552

Total current assets	885,987	812,738	665,175

Property, plant, and equipment	498,171	479,070	476,117
Less accumulated depreciation	327,837	315,973	311,452

	170,334	163,097	164,665

Deferred income taxes	39	1,181	—
Other assets	18,302	19,104	18,652
Goodwill	81,360	78,028	78,055
Other intangible assets, net	5,855	2,515	2,200

Total assets	$1,161,877	$1,076,663	$928,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$45	$225	$45
Short-term debt	151,137	29,991	1,099
Accounts payable	114,915	96,636	87,147
Accrued liabilities	293,333	260,159	227,279

Total current liabilities	559,430	387,011	315,570

Long-term debt, less current portion	175,024	175,069	175,046
Long-term deferred income taxes	3,837	—	3,837
Deferred revenue and other long-term liabilities	13,065	12,228	13,475

Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 43,267,698 shares as of April 29, 2005 (net of 10,764,522 treasury shares), 48,460,692 shares as of April 30, 2004 (net of 5,571,528 treasury shares), and 45,036,658 shares as of October 31, 2004 (net of 8,995,562 treasury shares)	43,268	48,461	45,037
Retained earnings	376,269	465,197	386,924
Accumulated other comprehensive loss	(9,016)	(11,303)	(11,142)

Total stockholders’ equity	410,521	502,355	420,819

Total liabilities and stockholders’ equity	$1,161,877	$1,076,663	$928,747

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	April 29,	April 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$73,134	$61,524
Adjustments to reconcile net earnings to net cash used in operating activities, net of acquisition:
Non-cash asset recovery	—	(52)
Equity losses from an investment	302	374
Provision for depreciation and amortization	18,592	17,052
Gain on disposal of property, plant, and equipment	(242)	(219)
Stock-based compensation expense	4,819	4,317
Increase in deferred income taxes	(11,792)	(2,098)
Changes in operating assets and liabilities:
Receivables, net	(238,162)	(211,449)
Inventories, net	(20,248)	(8,937)
Prepaid expenses and other current assets	4,189	553
Accounts payable, accrued expenses, and deferred revenue	81,000	75,888

Net cash used in operating activities	(88,408)	(63,047)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(15,106)	(21,356)
Proceeds from disposal of property, plant, and equipment	2,351	1,425
Increase in investment in affiliates	(197)	(1,065)
Increase in other assets	(538)	(54)
Proceeds from sale of a business	765	—
Acquisition, net of cash acquired	(35,285)	—

Net cash used in investing activities	(48,010)	(21,050)

Cash flows from financing activities:
Increase in short-term debt	150,007	27,815
Repayments of long-term debt	(22)	(3,627)
Excess tax benefits from share-based arrangements	4,015	2,927
Proceeds from exercise of stock options	5,631	5,709
Purchases of Toro common stock	(94,029)	(23,872)
Dividends paid on Toro common stock	(5,482)	(2,991)

Net cash provided by financing activities	60,120	5,961

Effect of exchange rates on cash	(9)	(326)

Net decrease in cash and cash equivalents	(76,307)	(78,462)
Cash and cash equivalents as of the beginning of the period	90,756	110,287

Cash and cash equivalents as of the end of the period	$14,449	$31,825

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
April 29, 2005

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the six months ended April 29, 2005 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2005. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

Stock Split

On March 15, 2005, the company’s Board of Directors declared a two-for-one stock split of the company’s common stock, effected in the form of a 100 percent stock dividend paid on April 12, 2005. As a result of this action, approximately 21.7 million shares were issued to stockholders of record as of March 28, 2005. Par value of the common stock remains at $1.00 per share and accordingly, approximately $21.7 million was transferred from retained earnings to common stock. All references to the number of common shares and per common share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Acquisition

On February 8, 2005, the company completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited (Hayter). Hayter designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, with expected additional sales to Toro of approximately $35 million for fiscal 2005. If the acquisition of Hayter would have been consummated as of November 1, 2004, the expected impact on Toro’s sales would have been an increase of approximately $50 million for fiscal 2005. The preliminary purchase price was approximately $35 million, which was paid in cash, and included $31 million of current assets; $10.6 million of property, plant, and equipment; $7.1 million of intangible assets; and $13.4 million of assumed liabilities. The purchase price allocation is preliminary, and has been allocated to the identifiable assets acquired and liabilities assumed based on their fair values, with the excess purchase price recorded as goodwill. The purchase price should be finalized during the third quarter of fiscal 2005, with any necessary adjustments based on settlement of the final working capital statement to be recorded at that time. See note sections entitled “Goodwill” and “Other Intangible Assets” for further details related to the acquired intangible assets.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	2005	2004	2005	2004
Net earnings	$61,958	$52,199	$73,134	$61,524
Other comprehensive income (loss):
Cumulative translation adjustments	265	(1,152)	818	(95)
Unrealized gain on derivative instruments	838	2,344	1,308	1,610

Comprehensive income	$63,061	$53,391	$75,260	$63,039

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

     During the first quarter of fiscal 2005, option awards were granted with an exercise price equal to the market price of the company’s stock as of the date of grant. For certain non-officer employees, the 2005 options vest over two years and have a five-year contractual term. This was the first time the two-year vesting was required for options granted to the non-officer employee group. Other options granted during the first quarter of fiscal 2005 vest over a one- to three-year period and have a ten-year contractual term. No stock-based awards were granted during the second quarter of fiscal 2005.

     The company also issues Performance Shares to key employees. Under the provisions of APB No. 25, the change in value of these Performance Shares (based on the change in Toro’s stock price) was recognized in the financial statements and the cost of the award was expensed over the vesting period. Under the provisions of SFAS No. 123R, the company determines the fair value of these Performance Shares as of the date of grant and recognizes the expense over the vesting period.

     The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R for the second quarter and year-to-date periods of fiscal 2004.

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net earnings, as reported	$61,958	$52,199	$73,134	$61,524
Share-based compensation cost, net of tax, included in net earnings as reported	1,523	2,952	3,158	3,996
Share-based compensation cost, net of tax, if fair value method had been applied	(1,523)	(1,658)	(3,158)	(4,386)

Pro forma net earnings as if fair-value method had been applied	$61,958	$53,493	$73,134	$61,134

Net earnings per share data:
As reported — Basic	$1.38	$1.05	$1.61	$1.24

Pro forma — Basic	$1.38	$1.08	$1.61	$1.23

As reported — Diluted	$1.33	$1.00	$1.55	$1.18

Pro forma – Diluted	$1.33	$1.03	$1.55	$1.17

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time the employee groups will exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s stock over the most recent historical period equivalent to the expected life of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal years.

	Fiscal 2005	Fiscal 2004
Expected life of option in years	3 - 7	3 - 9
Expected volatility	25.87% - 30.41%	27.60% - 27.84%
Weighted-average volatility	28.04%	27.72%
Risk-free rate	3.22% - 4.04%	2.04% - 4.10%
Expected dividend yield	0.18% - 0.25%	0.26% - 0.39%
Weighted-average dividend yield	0.22%	0.32%

The weighted-average fair value of options granted during the first fiscal quarter of fiscal 2005 and 2004 was $11.14 and $7.69, respectively. The fair value of Performance Shares granted during the first fiscal quarter of fiscal 2005 and 2004 was $37.02 and $24.16, respectively. No options or Performance Shares were granted during the second quarter of fiscal 2005 and 2004.

The following table illustrates the effect on the company’s earnings, net earnings, and earnings per share if the company had applied the original provisions of APB No. 25 and related interpretations instead of SFAS No. 123R.

			Increase (decrease)
			impact of adopting
(Dollars in thousands)	As Reported (1)	Pro Forma (2)	SFAS No. 123R
Three months ended April 29, 2005
Earnings from operations	$97,101	$96,278	$823
Earnings before income taxes	93,170	92,347	823
Net earnings	61,958	61,411	547
Basic earnings per share	1.38	1.37	0.01
Diluted earnings per share	1.33	1.31	0.02

Six months ended April 29, 2005
Earnings from operations	$116,525	$112,172	$4,353
Earnings before income taxes	109,975	105,622	4,353
Net earnings	73,134	70,238	2,896
Basic earnings per share	1.61	1.55	0.06
Diluted earnings per share	1.55	1.48	0.07
Net cash (used in) provided by:
Operating activities	(88,408)	(84,393)	4,015
Financing activities	60,120	56,105	(4,015)

(1) As reported reflects the application of the provisions of SFAS No. 123R.

(2) Pro forma assumes the application of the provisions of APB No. 25.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories and first-in, first-out (FIFO) for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is the difference between the cost and estimated market value for that inventory. These reserves are based on a review and comparison of current inventory levels to the production and sales history of the inventory.

Inventories were as follows:

	April 29,	April 30,	October 31,
(Dollars in thousands)	2005	2004	2004
Raw materials and work in process	$71,544	$73,840	$64,169
Finished goods and service parts	238,625	213,814	210,141

	310,169	287,654	274,310
Less: LIFO	30,227	32,151	30,227
Other reserves	23,016	17,031	16,883

Total	$256,926	$238,472	$227,200

Per Share Data

Reconciliations of basic and dilutive weighted average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Shares in thousands)	2005	2004	2005	2004
Basic

Weighted average number of shares of common stock	44,754	49,599	45,366	49,682
Assumed issuance of contingent shares	—	—	72	43

Weighted average number of shares of common stock and assumed issuance of contingent shares	44,754	49,599	45,438	49,725

Dilutive

Weighted average number of shares of common stock and assumed issuance of contingent shares	44,754	49,599	45,438	49,725
Effect of dilutive securities	1,838	2,579	1,772	2,505

Weighted average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	46,592	52,178	47,210	52,230

Shares for all periods presented have been adjusted to reflect a two-for-one stock split effective March 28, 2005.

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)	Professional	Residential	Other	Total
Three months ended April 29, 2005
Net sales	$389,052	$227,722	$11,667	$628,441
Intersegment gross sales	18,166	3,884	(22,050)	—
Earnings (loss) before income taxes	84,623	28,963	(20,416)	93,170

Three months ended April 30, 2004
Net sales	$338,524	$194,838	$14,665	$548,027
Intersegment gross sales	32,061	3,254	(35,315)	—
Earnings (loss) before income taxes	71,704	26,719	(19,928)	78,495

	Professional	Residential	Other	Total
Six months ended April 29, 2005
Net sales	$634,282	$323,598	$17,474	$975,354
Intersegment gross sales	28,063	4,573	(32,636)	—
Earnings (loss) before income taxes	123,488	33,397	(46,910)	109,975
Total assets	525,330	275,701	360,846	1,161,877

Six months ended April 30, 2004
Net sales	$546,202	$292,725	$22,673	$861,600
Intersegment gross sales	45,995	4,085	(50,080)	—
Earnings (loss) before income taxes	100,153	35,056	(42,692)	92,517
Total assets	489,946	249,088	337,629	1,076,663

The following table presents the details of the Other segment earnings (loss) before income taxes:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	2005	2004	2005	2004
Corporate expenses	$(21,937)	$(25,040)	$(47,883)	$(45,516)
Finance charge revenue	924	1,247	1,582	1,711
Elimination of corporate financing expense	5,524	4,912	8,498	7,441
Interest expense, net	(4,873)	(3,702)	(8,633)	(7,584)
Other	(54)	2,655	(474)	1,256

Total	$(20,416)	$(19,928)	$(46,910)	$(42,692)

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2005 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2004	$68,996	$9,059	$78,055
Goodwill acquired during the fiscal year	1,638	1,638	3,276
Translation adjustment	8	21	29

Balance as of April 29, 2005	$70,642	$10,718	$81,360

Other Intangible Assets

As a result of the company’s acquisition of Hayter, as previously discussed, the company acquired $2.6 million of non-amortizable intangible assets related to the Hayter brand name. The company also acquired $1.3 million of amortizable customer related intangible assets with an estimated life of 10 years.

The components of other amortizable intangible assets were as follows:

	April 29, 2005		October 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,448)	$6,553	$(5,275)
Non-compete agreements	1,000	(775)	1,000	(723)
Customer related	1,334	(33)	—	—
Other	1,700	(1,145)	1,700	(1,055)

Total	$10,587	$(7,401)	$9,253	$(7,053)

Total other amortizable intangible assets, net	$3,186		$2,200

Amortization expense for intangible assets during the first six months of fiscal 2005 was $347,000. Estimated amortization expense for the remainder of fiscal 2005 and succeeding fiscal years is as follows: 2005 (remainder), $379,000; 2006, $731,000; 2007, $537,000; 2008, $411,000; 2009, $251,000; 2010, $175,000 and after 2010, $702,000.

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

Warranty provisions, claims, and changes in estimates for the first six-month periods in fiscal 2005 and 2004 were as follows:

(Dollars in Thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance

April 29, 2005	$60,988	$22,526	$(16,593)	$503	$67,424

April 30, 2004	$59,372	$21,041	$(15,553)	$1,078	$65,938

Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$131	$237	$262	$475
Interest cost	128	218	256	436
Prior service cost	(48)	—	(96)	—
Amortization of losses	83	178	166	356

Net expense	$294	$633	$588	$1,267

As of April 29, 2005, approximately $290,000 of contributions had been made. The company presently expects to contribute a total of $580,000 to its postretirement health-care benefit plan in fiscal 2005.

     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.0 million and $7.7 million for the second quarter and year-to-date period of fiscal 2005, respectively, and $3.4 million and $6.6 million for the second quarter and year-to-date period of fiscal 2004, respectively.

     The company assumed a liability of approximately $4.6 million for Hayter’s defined benefit pension plan. Estimated contributions and expense for fiscal 2005 for the plan are deemed immaterial to the company’s consolidated financial results.

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

     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the three and six months ended April 29, 2005, the amount of losses reclassified to earnings for such cash flow hedges was $0.9 million and $2.2 million, respectively. For the six months ended April 29, 2005, the losses treated as a reduction of net sales for contracts to hedge trade sales were $2.7 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.5 million. As of April 29, 2005, the notional amount of such contracts outstanding was $70.5 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of April 29, 2005 was $0.1 million.

     The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities that are not designed as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St., Clair County, IL)) against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. Management continues to evaluate this lawsuit. The company is unable to reasonably estimate the amount or range of potential loss that could result from this litigation, and therefore has not established a reserve for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its consolidated operating results or financial condition.

     In the ordinary course of business, in addition to that described above, the company may become liable with respect to pending and threatened claims or litigation for product liability, tax, patent, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management believes that, except for the lawsuit discussed above, the outcomes of these cases are unlikely to have a material adverse effect on the consolidated operating results or financial position of the company.

Related Party Transactions

On April 6, 2005, the company purchased 72,476 shares of Toro common stock at a per share purchase price of $45.00 from Kendrick B. Melrose, Executive Chairman of the Board. The purchase was effected under the terms of an Officer Stock Purchase Policy, which was approved by Toro’s Board of Directors on September 16, 1999. As required under the terms of the policy, the per share purchase price was determined based on the closing price of a share of Toro common stock on April 5, 2005 of $45.00 per share, as reported by the New York Stock Exchange, Inc.

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

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2005 were strong with double digit sales and earnings growth. Our net earnings rose 18.7 percent compared to the second quarter of fiscal 2004 on a net sales growth rate of 14.7 percent. Year-to-date net earnings rose 18.9 percent compared to the same period last year on a year-to-date sales growth rate of 13.2 percent. Factoring out the additional sales from our acquisition of substantially all of the assets of Hayter Limited, a company that designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, net sales were up 11.4 percent and 11.1 percent for the second quarter and year-to-date period of fiscal 2005, respectively, from the same comparable periods in the prior year. Sales were up for our professional segment as a result of strong retail demand for our products, price increases, favorable currency rates, and the introduction of new products. Residential segment net sales also increased as we introduced new products with expanded placement at key retailers. As part of our “6 + 8” initiative, we are investing in growth strategies directed at underserved markets, such as revitalizing the Lawn-Boy brand with new products and accelerating our growth in international markets, as evidenced by our acquisition of substantially all of the assets of Hayter Limited. Gross margins are expected to continue to be hampered by rising commodity prices; however, we continue to work to mitigate the impact of rising commodity costs through internal cost reduction efforts from past and continuing initiatives driven by our emphasis on lean manufacturing methods and selective price increases. Our financial condition remains strong, which has allowed us to pay a quarterly cash dividend in the second quarter of fiscal 2005 that was double from the quarterly cash dividend we paid in the second quarter of fiscal 2004 and has allowed us to continue to repurchase shares of our common stock.

     Our fiscal 2005 second quarter results were strong, and we are optimistic that our results for the full fiscal year of 2005 will also be strong, although we do not expect our full fiscal 2005 results to be as strong as the first six months. Our net sales and net earnings are historically highest in our fiscal second quarter. Sales are currently expected to grow at an annual rate of 9 to 11 percent in fiscal 2005 and diluted net earnings per share is currently expected to grow at an annual rate of 15 to 18 percent over fiscal 2004, which includes the impact of adopting SFAS No. 123R as of the beginning of fiscal 2005 and the acquisition of Hayter Limited during the second quarter of fiscal 2005. We continue, however, to keep a cautionary eye on the world economies, weather, field inventory levels, retail demand, commodity prices, competition, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook. In particular, we recognize the adverse effect of cold, wet weather in our key geographic markets has had on our fiscal second quarter residential segment retail demand, which could have a negative impact our fiscal third quarter net sales if such weather patterns continue.

Net Earnings

Net earnings for the second quarter of fiscal 2005 were $62.0 million or $1.33 per diluted share compared to $52.2 million or $1.00 per diluted share for the second quarter of fiscal 2004, a net earnings increase of 18.7 percent. Year-to-date net earnings in fiscal 2005 were $73.1 million or $1.55 per diluted share compared to $61.5 million or $1.18 per diluted share last year, a net earnings increase of 18.9 percent. The primary factors contributing to these increases were higher sales volumes and improved leveraging of selling, general, and administrative expense, somewhat offset by lower gross margin and higher interest expense. In addition, second quarter and year-to-date of fiscal 2005 diluted earnings per share were benefited by approximately $0.14 per share and $0.15 per share, respectively, compared to the same periods in fiscal 2004 as a result of reduced shares outstanding due to our significant Toro common stock repurchases during the past twelve months.

     Effective November 1, 2004, we adopted the provisions of SFAS No. 123R, as previously discussed. However, if we had applied the provisions of SFAS No. 123R during the second quarter and year-to-date period of fiscal 2004, diluted earnings per share would have increased by $0.03 per share to $1.03 per share for the second quarter of fiscal 2004 and would have decreased by $0.01 per share to $1.17 per share for the year-to-date period of fiscal 2004. The second quarter of fiscal 2004 increase in diluted earnings per share of $0.03 per share resulted from higher incentive compensation expense recognized under the provisions of APB No. 25 for our Performance Share Plan in fiscal 2004 as a result of the increase in Toro’s stock price during the second quarter of fiscal 2004. See note sections entitled “Stock-Based Compensation” for further details. The fiscal 2004 year-to-date per share decline in diluted earnings per share of $0.01 per share resulted from compensation expense that would have been recognized for the fair value of stock options granted in the first quarter of fiscal 2004.

     The following table summarizes the major captions of the Statement of Earnings as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.5	63.7	65.3	63.8

Gross profit	34.5	36.3	34.7	36.2
Selling, general, and administrative expense	(19.0)	(21.4)	(22.7)	(24.8)
Interest expense	(0.8)	(0.7)	(0.9)	(0.9)
Other income, net	0.1	0.1	0.2	0.2
Provision for income taxes	(4.9)	(4.8)	(3.8)	(3.6)

Net earnings	9.9%	9.5%	7.5%	7.1%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date period of fiscal 2005 were up 14.7 percent and 13.2 percent, respectively, from the same periods in the prior year. Factoring out the effect of our southeastern-based distributorship sold in October 2004, our southwestern-based distributorship sold in November 2004, and the additional sales from our acquisition of Hayter in February 2005, net sales for the second quarter and year-to-date period of fiscal 2005 increased 12.1 percent and 11.9 percent, respectively, from the same periods in the prior year. The net sales increase was led by strong international sales that were up by 41.1 percent for the second quarter and 32.2 percent for the six-month period over the same periods in the prior year. Factoring out the additional sales from the acquisition of Hayter, international sales for the second quarter and year-to-date period of fiscal 2005 were up 25.2 percent and 22.7 percent, respectively, from the same periods in the prior year, driven primarily by strong customer demand, new product introductions, and a weaker U.S. dollar. Favorable currency rates contributed approximately 0.9 percent of the overall sales growth for the second quarter of fiscal 2005 and 1.2 percent of the sales growth for the first six months of fiscal 2005. Strong professional segment sales also contributed to the sales growth as a result of: (i) positive market conditions and strong retail demand, mainly for our mowing equipment products; (ii) price increases introduced on some products; and (iii) the success of introducing new products within the past two years. Residential segment sales were also up due mainly to the additional placement related to the introduction of new Lawn-Boy products in the home center distribution channel, somewhat offset by lower shipments of riding products and retail irrigation products. The other segment net sales were down for the second quarter and year-to-date periods of fiscal 2005 compared to the same periods last year due to the sale of the two distribution companies, as previously mentioned.

Gross Profit

Gross profit for the second quarter and year-to-date period of fiscal 2005 increased 8.9 percent and 8.6 percent, respectively, compared to the same periods of the prior year due to increased sales. As a percentage of net sales, gross profit for the second quarter and year-to-date period of fiscal 2005 was 34.5 percent and 34.7 percent, respectively, compared to 36.3 percent and 36.2 percent for the second quarter and year-to-date period of fiscal 2004, respectively. These decreases in gross profit as a percentage of net sales were the result of the following factors: (i) higher costs for steel, resin, and other commodities and (ii) the Hayter acquisition that negatively impacted gross margins due to the purchase accounting effect of recording the fair value of the inventory acquired as the inventory was sold. Somewhat offsetting these negative factors were (i) price increases introduced on some products; (ii) cost reduction efforts from profit improvement initiatives; (iii) lower manufacturing costs from increased plant utilization; and (iv) favorable foreign currency exchange rates compared to the U.S. dollar.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the second quarter and year-to-date period of fiscal 2005 by 2.0 percent and 4.0 percent, respectively, from the same periods of the prior year. SG&A as a percentage of net sales for the second quarter and year-to-date period of fiscal 2005 was 19.0 percent and 22.7 percent, respectively, compared to 21.4 percent and 24.8 percent for the second quarter and year-to-date period of fiscal 2004, respectively. These decreases in SG&A expense as a percentage of net sales were due primarily to: (i) leveraging fixed SG&A costs over higher sales volumes; (ii) lower stock-based compensation expense due to the impact of adopting SFAS No. 123R; and (iii) reduced warranty costs for the year-to-date comparison as a result of a special provision during fiscal 2004 for a product modification. Somewhat offsetting those decreases were: (i) increased investments in engineering as part of our “6 + 8” initiative and (ii) higher administrative expenses, mainly from continued investments in information systems, increased insurance costs, and higher bad debt expense due mainly to the effect of collecting receivables in fiscal 2004 that were previously written off.

Interest Expense

Interest expense for the second quarter and year-to-date period of fiscal 2005 increased by 31.6 percent and 13.8 percent, respectively, from the same periods in the prior year. These increases were primarily due to higher levels of short-term debt as a result of increased cash used for the acquisition of Hayter and stock repurchases, as well as higher interest rates.

Other Income, Net

Other income, net for the second quarter and year-to-date period of fiscal 2005 was $0.9 million and $2.1 million, respectively. These amounts represent increases of $0.5 million and $0.3 million, respectively, from the same periods in the prior year. These increases were due primarily to lower litigation expense and currency exchange rate losses during the year-to-date period of fiscal 2005 compared to the same period last year.

Provision for Income Taxes

The effective tax rate for the second quarter and year-to-date period of fiscal 2005 remained unchanged at 33.5 percent compared to the same periods in the prior year.

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

The following table summarizes net sales by segment:

	Three Months Ended
	April 29,	April 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Professional	$389,052	$338,524	$50,528	14.9%
Residential	227,722	194,838	32,884	16.9
Other	11,667	14,665	(2,998)	(20.4)

Total *	$628,441	$548,027	$80,414	14.7%

* Includes international net sales of:	$157,722	$111,773	$45,949	41.1%

	Six Months Ended
	April 29,	April 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Professional	$634,282	$546,202	$88,080	16.1%
Residential	323,598	292,725	30,873	10.5
Other	17,474	22,673	(5,199)	(22.9)

Total *	$975,354	$861,600	$113,754	13.2%

* Includes international net sales of:	$247,369	$187,151	$60,218	32.2%

The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
	April 29,	April 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Professional	$84,623	$71,704	$12,919	18.0%
Residential	28,963	26,719	2,244	8.4
Other	(20,416)	(19,928)	(488)	(2.4)

Total	$93,170	$78,495	$14,675	18.7%

	Six Months Ended
	April 29,	April 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Professional	$123,488	$100,153	$23,335	23.3%
Residential	33,397	35,056	(1,659)	(4.7)
Other	(46,910)	(42,692)	(4,218)	(9.9)

Total	$109,975	$92,517	$17,458	18.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date period of fiscal 2005 were up 14.9 percent and 16.1 percent, respectively, compared to the same periods last year. Factoring out the additional sales from the acquisition of Hayter, professional segment net sales for the second quarter and year-to-date period of fiscal 2005 were up 12.8 percent and 14.8 percent, respectively, compared to the same periods last year. Worldwide professional segment sales of most product lines were up due to (i) positive market conditions and strong retail demand, mainly for our mowing equipment products; (ii) price increases introduced on some products; and (iii) the success of introducing new products within the past two years. Excluding the additional sales from the acquisition of Hayter, international professional segment net sales in the second quarter and year-to-date of fiscal 2005 increased 19.2 percent and 18.4 percent, respectively, compared to the same periods in the prior year due to the same reasons mentioned above, as well as the benefits of a weaker U.S. dollar. Field inventory levels for some product lines in this segment increased from the comparable quarter due to strong orders from our customers in anticipation of strong retail demand during fiscal 2005, initial stocking orders for new products introduced during fiscal 2005, and abnormally low levels of field inventory compared to the same period last year.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date period of fiscal 2005 increased 18.0 percent and 23.3 percent, respectively, compared to the same periods last year. Expressed as a percentage of net sales, professional segment operating margins increased to 21.8 percent compared to 21.2 percent in the second quarter of fiscal 2004, and the fiscal 2005 year-to-date professional segment operating margins increased to 19.5 percent compared to 18.3 percent last year. The profit improvement was the result of lower SG&A expense as a percentage of net sales due to leveraging the fixed portion of SG&A costs over higher sales volumes. Gross margins rose slightly as a result of cost reduction efforts from profit improvement initiatives, lower manufacturing costs from increased plant utilization, and price increases introduced on some products, somewhat offset by higher steel and other commodity costs and lower gross margins from the acquisition of Hayter.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date period of fiscal 2005 were up by 16.9 percent and 10.5 percent, respectively, compared to the same periods last year. Factoring out the additional sales from the acquisition of Hayter, residential segment net sales for the second quarter and year-to-date period of fiscal 2005 were up 11.4 percent and 6.9 percent, respectively, compared to the same periods last year. This increase was led by strong sales of walk power mowers for initial stocking orders of Lawn-Boy walk power mowers due to expanded sku placement in the home center distribution channel, somewhat offset by lower shipments of Toro brand walk power mowers as a result of the shift of sales to the new line of Lawn-Boy walk power mowers. Shipments of Toro walk power mowers to distributors/dealers were also up due to the introduction of new products. Higher snow thrower product shipments also contributed to the year-to-date sales increase due to the successful introduction of new products, as well as heavy snowfalls in key markets. Excluding the additional sales from the acquisition of Hayter, international residential segment net sales in the second quarter and year-to-date period of fiscal 2005 increased by 48.7 percent and 36.5 percent, respectively, compared to the same periods in the prior year due to the successful introduction of new products and a weaker U.S. dollar. Somewhat offsetting those increases were lower riding product shipments due to continued strong competition and initial stocking orders last year for the TimeCutter® zero-turning radius riding mowers as a result of expanded placement in the home center distribution channel, somewhat offset by higher Lawn-Boy riding product sales as a result of initial stocking orders. Retail irrigation product sales also declined from the comparable periods last year primarily due to unfavorable weather conditions in key domestic markets.

Operating Earnings. Operating earnings for the residential segment in the second quarter of fiscal 2005 increased 8.4 percent compared to the second quarter of fiscal 2004. However, operating earnings for the residential segment for the year-to-date period of fiscal 2005 were down by 4.7 percent compared to the same period last year. Expressed as a percentage of net sales, residential segment operating margin decreased to 12.7 percent compared to 13.7 percent in the second quarter of fiscal 2004, and fiscal 2005 year-to-date residential segment operating margin decreased to 10.3 percent compared to 12.0 percent last year. The decrease was due mainly to lower gross margins as a result of higher costs for steel and other commodities with minimal price increases, and lower gross margins from the acquisition of Hayter. Somewhat offsetting the operating earnings decrease was lower SG&A expense due mainly to leveraging the fixed portion of SG&A costs over higher sales volumes and reduced warranty costs as a result of a special provision last year for a product modification.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales declined for the second quarter and year-to-date period of fiscal 2005 by 20.4 percent and 22.9 percent, respectively, compared to the same periods last year due to the sale of the two distribution companies, as previously mentioned.

Operating Losses. Operating losses for the other segment were up for the second quarter and year-to-date period of fiscal 2005 by $0.5 million or 2.4 percent and $4.2 million or 9.9 percent, respectively, compared to the same periods last year. The increased losses were due to the following factors: (i) higher administrative costs, mainly from continued investments in information systems, increased insurance costs, and higher bad debt expense due to the effect of collecting receivables in fiscal 2004 that were previously written off; (ii) an increase in interest expense; and (iii) lower operating earnings from the domestic company owned distributors. Somewhat offsetting those negative factors was lower stock-based compensation expense due to the impact of adopting SFAS No. 123R.

FINANCIAL POSITION

Working Capital

During the first half of fiscal 2005, our financial condition remained strong and emphasis continued on improving asset management. Average working capital for the first half of fiscal 2005 was $306.6 million compared to $373.0 million for the first half of fiscal 2004. The decrease of 17.8 percent was due to higher average short-term debt, lower average cash and cash equivalents, and higher average accounts payables and accrued liabilities, somewhat offset by higher average accounts receivable. The primary factor contributing to the higher average short-term debt and lower cash levels was our continued emphasis on repurchasing shares of our common stock during the first half of fiscal 2005 and our purchase of Hayter. Average receivables for the first half of fiscal 2005 increased by 12.2 percent compared to the first half of fiscal 2004 on a sales increase of 13.2 percent. Factoring out the incremental average receivables for Hayter, average receivables were up 6.3 percent. Our average days sales outstanding for receivables improved to 71.8 days based on sales for the last twelve months ended April 29, 2005, compared to 76.8 days for the twelve months ended April 30, 2004. Average inventory levels increased slightly by 3.0 percent for the first half of fiscal 2005 compared to the first half of fiscal 2004; however, factoring out the incremental average inventories for Hayter, average inventory levels were down 2.0 percent. Average inventory turnover improved 10.0 percent for the last twelve months ended April 29, 2005 compared to the last twelve months ended April 30, 2004. These improvements reflect our continuing efforts to improve asset utilization.

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

     Our Board of Directors approved a cash dividend of $0.06 per share for the second quarter of fiscal 2005 paid on April 12, 2005, as adjusted to reflect a two-for-one stock split effective March 28, 2005, which was an increase over our dividend of $0.03 per share for the second quarter of fiscal 2004.

Cash Flow. Cash used in operating activities for the first six months of fiscal 2005 was 40.2 percent higher than the first six months of fiscal 2004 due primarily to a higher increase in receivables and inventory levels for the first six months of fiscal 2005 compared to the first six months of fiscal 2004, somewhat offset by higher earnings. Cash used in investing activities was higher by $27.0 million compared to the first six months of fiscal 2004, due mainly to cash utilized for the purchase of Hayter, somewhat offset by lower purchases of property, plant, and equipment. Cash provided by financing activities was higher by $54.2 million compared to the first six months of fiscal 2004. This change was due to a higher increase in short-term debt and lower repayments of long-term debt, somewhat offset by an increase of $70.2 million in shares of our common stock repurchased during the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in September 2009. We also have a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $16.6 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $85.1 million in the first half of fiscal 2005 compared to $9.4 million in the first half of fiscal 2004, an increase of $75.7 million. This increase was primarily attributable to shares of our common stock repurchased during the year and the purchase of Hayter. As of April 29, 2005, we had $115.4 million of unutilized availability under our credit agreements.

     Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of April 29, 2005, and expect to be in compliance with all covenants during the remainder of fiscal 2005. If we were out of compliance with any covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged for the second quarter of fiscal 2005 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Inflation

We are subject to the effects of inflation and changing prices. In the first half of fiscal 2005, average prices paid for steel, fuel, petroleum-based resins, and other commodities were higher compared to the first half of fiscal 2004, which resulted in a negative impact on our gross margin and net earnings. We expect this trend to continue for the remainder of fiscal 2005. We are attempting to mitigate the impact of these commodity price increases as well as other inflationary pressures by actively pursuing internal cost reduction efforts. In addition, we also introduced price increases on some products in fiscal 2005.

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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation based on such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings. The accrual for future estimated warranty claims was $67.4 million as of the end of the second quarter of fiscal 2005 compared to $65.9 million as of the end of the second quarter of fiscal 2004.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of April 29, 2005, we had $3.2 million reserved against our accounts and notes receivable compared to $3.7 million as of April 30, 2004.

New Accounting Pronouncements To Be Adopted

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FASB Interpretation No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and (or) method of settlement are conditional on a future event. We are currently evaluating the provisions of FASB Interpretation No. 47 and will adopt it on November 1, 2005, as required.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required. We do not expect the adoption of SFAS No. 151 will have an impact on our future fiscal year results; however, our results between quarterly periods could be impacted.

Forward-Looking Information

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

     Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	Changes in global and domestic economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, weaker consumer confidence, political instability in international markets, and currency exchange rates, which could have a negative impact on our financial results.

•	Fluctuations in the cost and availability of raw materials, such as steel and other commodities, and increased dependence on suppliers and our ability to maintain favorable supplier arrangements and relationships.

•	Our ability to achieve goals of the “6 + 8: Teamwork to the Top” initiative that is intended to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ending October 31, 2006.

•	Our ability to implement lean manufacturing and other productivity improvement initiatives, which are intended to improve gross margins, offset a portion of rising raw material costs, and provide investment funding for new products and services.

•	Increased dependence on The Home Depot, Inc. as a customer for the residential segment.

•	Our ability to acquire, develop, integrate new businesses and acquisitions, and manage alliances and joint venture arrangements successfully, both of which are important to our revenue growth.

•	Weather conditions that reduce demand for our products.

•	Increased competition, including competitive pricing pressures, new competitors entering the markets we serve, potential loss of market share, new product introductions, and financing programs offered by both domestic and foreign companies.

•	Rising transportation costs as a result of higher fuel costs, capacity issues in the transportation industry, and government regulation that limits the hours of service and increases fuel consumption.

•	Our ability to smoothly transition leadership roles and responsibilities.

•	Changes in our relationship with and terms from third party financing sources utilized by our customers.

•	Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, and contraction of the U.S. and worldwide economies.

•	Our ability to achieve projected sales and earnings growth for fiscal 2005.

•	Our ability to develop and introduce new products and market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•	Elimination or reduction of shelf space for our products at retailers.

•	Unforeseen inventory adjustments or changes in purchasing patterns by our customers, which could reduce sales and necessitate lowering manufacturing volumes, or increase inventory above acceptable levels.

•	Unforeseen product quality problems in the development and production of new and existing products that could result in loss of market share, reduced sales, and higher warranty expense.

•	Degree of success in plant consolidation, including our ability to cost-effectively expand existing and move production between manufacturing facilities.

•	Government restrictions placed on water usage as well as water availability.

•	The level of growth in the new golf course construction market and amount of investments in course renovations and improvements.

•	Changing buying patterns, including but not limited to, a trend away from purchases at dealer outlets to price and value sensitive purchases at hardware retailers, home centers, and mass retailers.

•	Reduced government spending for grounds maintenance equipment due to reduced tax revenue and tighter government budgets.

•	Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•	Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations; foreign laws; and environmental laws.

•	The effect on our business and our consolidated operating results or financial condition as a result of the pending litigation against the company and others in our industry that challenges engine horsepower ratings of lawnmower products, of which the company is currently unable to assess whether the litigation would have a material adverse effect on the company’s consolidated operating results or financial condition.

•	The effects of other litigation, including threatened or pending litigation, on matters relating to patent infringement, employment, and commercial disputes.

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

     We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and six months ended April 29, 2005, the amount of losses reclassified to earnings for such cash flow hedges was $0.9 million and $2.2 million, respectively. For the six months ended April 29, 2005, the losses treated as a reduction of net sales for contracts to hedge trade sales were $2.7 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.5 million.

     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2005. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of April 29, 2005 were as follows:

			Value in
			Accumulated
	Average		Other	Fair Value
Dollars in thousands	Contracted	Notional	Comprehensive	Impact
(except average contracted rate)	Rate	Amount	Income (Loss)	Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7745	$19,583.3	$—	$(23.2)
Buy US dollar/Sell Canadian dollar	1.3206	3,029.0	(119.9)	(55.8)
Buy US dollar/Sell Euro	1.2685	83,340.1	(758.6)	(1,071.7)
Buy US dollar/Sell British pound	1.9030	19,600.9	—	(15.1)
Buy US dollar/Sell Mexican peso	11.0750	1,805.9	—	4.4
Buy Euro/Sell US dollar	1.2952	3,108.5	—	(5.3)
Buy Japanese yen/Sell US dollar	107.2559	3,496.3	45.2	24.9
Buy British pound/Sell US dollar	1.7842	321.2	—	21.9
Buy Mexican peso/Sell US dollar	11.8617	12,005.0	628.5	1.9

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with steel, aluminum, fuel, petroleum-based resins, plastic resin, and linerboard. Further information regarding rising prices for steel and other commodities is presented in Item 2, section entitled “Inflation.”

Item 4. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the company’s fiscal second quarter ended April 29, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St., Clair County, IL)) against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. Management continues to evaluate this lawsuit. The company is unable to reasonably estimate the amount or range of potential loss that could result from this litigation, and therefore has not established a reserve for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its consolidated operating results or financial condition.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our second quarter of fiscal 2005 stock repurchase activity. Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				As Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)		Paid per Share	or Programs	Programs (1)(2)
January 29, 2005 through February 25, 2005	108,642		$40.71	108,642	1,557,768
February 26, 2005 through March 25, 2005	20,198		43.52	20,198	1,537,570
March 26, 2005 through April 29, 2005	114,440	(2)	44.18	112,476	1,425,094

Total	243,280		$42.57	241,316

(1)	On September 30, 2004, the company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the company’s common stock in open-market transactions or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased 241,316 shares during the periods indicated above under this program.

(2)	Includes 1,964 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $44.84 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,964 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held on March 15, 2005.

(b) The results of the stockholder votes were as follows:

			Against/		Broker
		For	Withheld	Abstain	Non-Votes
1.	Approval of amendment of Amended and Restated Certificate of Incorporation to increase authorized shares.	18,038,122	2,126,002	83,705	0
2.	Approval of amendment of Amended and Restated Certificate of Incorporation to increase size of board.	19,309,539	831,526	106,764	0
3.	Election of Directors – for terms expiring in March 2008
	Ronald O. Baukol	18,441,541	1,806,288	0	0
	Katherine J. Harless	18,447,692	1,800,137	0	0
	Michael J. Hoffman	18,808,752	1,439,077	0	0
	Dale R. Olseth	18,797,033	1,450,796	0	0
4.	Approval of amendments of Annual Management Incentive Plan II.	19,055,205	786,204	406,420	0
5.	Proposal withdrawn by the Board of Directors
6.	Approval of Selection of Independent Auditors for Fiscal 2005.	19,764,187	137,255	346,387	0
7.	Approval to transact any other business or any adjournment of the meeting.	10,227,486	9,141,273	879,070	0

Janet K. Cooper, Kendrick B. Melrose, Gregg W. Steinhafel, and Edwin H. Wingate continue to serve as directors of the company for terms expiring in March 2006.

Robert C. Buhrmaster, Winslow H. Buxton, Robert H. Nassau, and Christopher A. Twomey continue to serve as directors of the company for terms expiring in March 2007.

Item 6. EXHIBITS

(a) Exhibits

3(i) and 4(a)	The Toro Company Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

3(ii) and 4(b)	The Toro Company Bylaws (incorporated by reference to Exhibit 3(ii) and 4(b) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K dated October 31, 2004).

4(d)	Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)	Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)	Certificate of Adjusted Purchase Price or Number of Shares dated April 12, 2005 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A dated March 21, 2005, Commission File No. 1-8649).

4(g)	Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

10(a)	The Toro Company Annual Management Incentive Plan II, as amended.

10(b)	Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, a company incorporated under the laws of England and Wales, Toro Hayter (Guernsey) Limited, a company incorporated under the laws of the state of Guernsey, Channel Islands, Hayter Limited, a company incorporated under the laws of England and Wales, and The Toro Company, a company incorporated under the laws of Delaware (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 10, 2005, Commission File No. 1-8649).

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 6, 2005	By /s/ Stephen P. Wolfe

Stephen P. Wolfe
Vice President Finance,
Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)