Form 10-Q
period 2005-07-29
TORO CO
filed 2005-09-06
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The number of shares of Common Stock outstanding as of August 26, 2005 was 42,056,056.

THE TORO COMPANY

PART I.  ITEM 1.  FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004

Net sales	$466,942	$454,044	$1,442,296	$1,315,644
Cost of sales	303,681	289,842	940,729	839,953
Gross profit	163,261	164,202	501,567	475,691
Selling, general, and administrative expense	108,595	111,468	330,376	324,630
Earnings from operations	54,666	52,734	171,191	151,061
Interest expense	(4,820)	(3,893)	(13,453)	(11,477)
Other income, net	642	1,533	2,725	3,307
Earnings before income taxes	50,488	50,374	160,463	142,891
Provision for income taxes	16,111	16,161	52,953	47,154
Net earnings	$34,377	$34,213	$107,510	$95,737

Basic net earnings per share of common stock	$0.77	$0.70	$2.38	$1.94

Diluted net earnings per share of common stock	$0.74	$0.66	$2.29	$1.84

Weighted average number of shares of common stock outstanding – Basic	44,494	48,738	45,121	49,396

Weighted average number of shares of common stock outstanding – Dilutive	46,438	51,587	46,966	52,043

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	July 29,	July 30,	October 31,
	2005	2004	2004
ASSETS
Cash and cash equivalents	$34,665	$34,022	$90,756
Receivables, net	399,883	381,329	285,736
Inventories, net	235,146	217,357	227,200
Prepaid expenses and other current assets	14,142	13,968	16,931
Deferred income taxes	57,526	49,103	44,552
Total current assets	741,362	695,779	665,175

Property, plant, and equipment	495,674	468,104	476,117
Less accumulated depreciation	328,784	303,253	311,452
	166,890	164,851	164,665

Deferred income taxes	39	1,181	-
Other assets	17,161	18,581	18,652
Goodwill	81,475	78,004	78,055
Other intangible assets, net	5,611	2,357	2,200
Total assets	$1,012,538	$960,753	$928,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$45	$44	$45
Short-term debt	54,509	3,146	1,099
Accounts payable	75,964	68,245	87,147
Accrued liabilities	273,435	256,392	227,279
Total current liabilities	403,953	327,827	315,570

Long-term debt, less current portion	175,012	175,058	175,046
Long-term deferred income taxes	3,837	-	3,837
Deferred revenue and other long-term liabilities	14,806	12,747	13,475

Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 42,652,756 shares as of July 29, 2005 (net of 11,379,464 treasury shares), 45,925,558 shares as of July 30, 2004 (net of 8,106,662 treasury shares), and 45,036,658 shares as of October 31, 2004 (net of 8,995,562 treasury shares)	42,653	45,926	45,037
Retained earnings	383,692	410,493	386,924
Accumulated other comprehensive loss	(11,415)	(11,298)	(11,142)
Total stockholders’ equity	414,930	445,121	420,819
Total liabilities and stockholders’ equity	$1,012,538	$960,753	$928,747

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	July 29,	July 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$107,510	$95,737
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash asset recovery	-	(415)
Equity losses from an investment	510	538
Provision for depreciation and amortization	30,110	25,398
Gain on disposal of property, plant, and equipment	(339)	(254)
Stock-based compensation expense	7,284	6,892
Increase in deferred income taxes	(13,146)	(7,021)
Changes in operating assets and liabilities, net of acquisition:
Receivables, net	(91,979)	(107,990)
Inventories, net	(767)	11,787
Prepaid expenses and other current assets	2,897	(1,194)
Accounts payable, accrued expenses, and deferred revenue	25,764	50,343
Net cash provided by operating activities	67,844	73,821

Cash flows from investing activities:
Purchases of property, plant, and equipment	(24,294)	(31,185)
Proceeds from disposal of property, plant, and equipment	2,447	1,833
Increase in investment in affiliates	(197)	(1,278)
Decrease in other assets	158	285
Proceeds from sale of a business	765	-
Acquisition, net of cash acquired	(35,285)	-
Net cash used in investing activities	(56,406)	(30,345)

Cash flows from financing activities:
Increase in short-term debt	53,374	1,047
Repayments of long-term debt	(34)	(3,819)
Excess tax benefits from share-based arrangements	5,665	8,087
Proceeds from exercise of stock options	7,609	12,018
Purchases of Toro common stock	(125,093)	(132,234)
Dividends paid on Toro common stock	(8,151)	(4,443)
Net cash used in financing activities	(66,630)	(119,344)

Effect of exchange rates on cash	(899)	(397)

Net decrease in cash and cash equivalents	(56,091)	(76,265)
Cash and cash equivalents as of the beginning of the period	90,756	110,287
Cash and cash equivalents as of the end of the period	$34,665	$34,022

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 29, 2005

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the nine months ended July 29, 2005 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2005. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the company’s most recent Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

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

Acquisition

On February 8, 2005, the company completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited (Hayter). Hayter designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, with expected additional net sales to Toro of approximately $35 million for fiscal 2005. If the acquisition of Hayter would have been consummated as of November 1, 2004, the expected impact on Toro’s net sales would have been an increase of approximately $50 million for fiscal 2005. The preliminary purchase price was approximately $35 million, which was paid in cash, and included $31 million of current assets; $10.6 million of property, plant, and equipment; $7.6 million of intangible assets; and $13.8 million of assumed liabilities. The purchase price has been allocated to the identifiable assets acquired and liabilities assumed based on preliminary estimates of their fair values, with the excess purchase price recorded as goodwill. The purchase price should be finalized during the fourth quarter of fiscal 2005, with any necessary adjustments based on settlement of the final working capital statement to be recorded at that time. See note sections entitled “Goodwill” and “Other Intangible Assets” for further details related to the acquired intangible assets.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
Net earnings	$34,377	$34,213	$107,510	$95,737
Other comprehensive income (loss):
Cumulative translation adjustments	(2,881)	(319)	(2,063)	(414)
Unrealized gain on derivative instruments	482	324	1,790	1,934
Comprehensive income	$31,978	$34,218	$107,237	$97,257

Stock-Based Compensation

Effective November 1, 2004, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” The company adopted the provisions of SFAS No. 123R using the modified prospective application, which applies to new awards granted, unvested awards as of the date of adoption, and to awards modified, repurchased or cancelled after the date of adoption. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant. The company had previously accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related Interpretations.

During the first quarter of fiscal 2005, option awards were granted with an exercise price equal to the market price of the company’s common stock as of the date of grant. For certain non-officer employees, the 2005 options vest after two years and have a five-year contractual term. This was the first time the two-year vesting was required for options granted to the non-officer employee group. Other options granted during the first quarter of fiscal 2005 vest one-third each year over a three year period and have a ten-year contractual term. No stock-based awards were granted during the second and third quarters of fiscal 2005.

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R for the third quarter and year-to-date period of fiscal 2004 compared to the actual data reported for the third quarter and year-to-date period of fiscal 2005.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
Net earnings, as reported	$34,377	$34,213	$107,510	$95,737
Stock-based compensation cost, net of tax, included in net earnings as reported	1,597	4,504	4,738	8,500
Stock-based compensation cost, net of tax, if fair value method had been applied	(1,597)	(1,576)	(4,738)	(5,961)
Pro forma net earnings as if fair-value method had been applied	$34,377	$37,141	$107,510	$98,276
Net earnings per share data:
As reported - Basic	$0.77	$0.70	$2.38	$1.94
Pro forma - Basic	$0.77	$0.76	$2.38	$1.99
As reported - Diluted	$0.74	$0.66	$2.29	$1.84
Pro forma – Diluted	$0.74	$0.72	$2.29	$1.89

Per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

The fair value of each option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time the employee groups will exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s stock price over the most recent historical period equivalent to the expected life of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal years.

	Fiscal 2005	Fiscal 2004
Expected life of option in years	3 - 7	3 - 9
Expected volatility	25.87% - 30.41%	27.60% - 27.84%
Weighted-average volatility	28.04%	27.72%
Risk-free rate	3.22% - 4.04%	2.04% - 4.10%
Expected dividend yield	0.18% - 0.25%	0.26% - 0.39%
Weighted-average dividend yield	0.22%	0.32%

The weighted-average fair value of options granted during the first fiscal quarter of fiscal 2005 and 2004 was $11.14 and $7.69, respectively. The fair value of Performance Shares granted during the first fiscal quarter of fiscal 2005 and 2004 was $37.02 and $24.16, respectively. No options or Performance Shares were granted during the second and third quarters of fiscal 2005 and 2004.

The following table illustrates the effect on the company’s earnings, net earnings, and basic and diluted net earnings per share if the company had applied the provisions of APB No. 25 and related interpretations instead of SFAS No. 123R in accounting for stock-based awards.

(Dollars in thousands, except per share data)			Increase (decrease)
Three months ended			impact of adopting
July 29, 2005	As Reported (1)	Pro Forma (2)	SFAS No. 123R
Earnings from operations	$54,666	$54,830	$(164)
Earnings before income taxes	50,488	50,652	(164)
Net earnings	34,377	34,465	(88)
Basic net earnings per share	0.77	0.77	-
Diluted net earnings per share	0.74	0.74	-

Nine months ended July 29, 2005
Earnings from operations	$171,191	$166,976	$4,215
Earnings before income taxes	160,463	156,248	4,215
Net earnings	107,510	104,686	2,824
Basic net earnings per share	2.38	2.32	0.06
Diluted net earnings per share	2.29	2.22	0.07
Net cash provided by (used in):
Operating activities	67,844	73,509	(5,665)
Financing activities	(66,630)	(72,295)	5,665

(1)   As reported reflects the application of the provisions of SFAS No. 123R.

(2)   Pro forma assumes the application of the provisions of APB No. 25.

Per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories and first-in, first-out (FIFO) for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is based on the difference between the cost and estimated market value for that inventory. These reserves are based on a review and comparison of current inventory levels to the production and sales history of the inventory.

Inventories were as follows:

(Dollars in thousands)		July 29,	July 30,	October 31,
		2005	2004	2004
Raw materials and work in process		$60,559	$64,455	$64,169
Finished goods and service parts		227,890	203,082	210,141
		288,449	267,537	274,310
Less:	LIFO	30,227	32,151	30,227
	Other reserves	23,076	18,029	16,883
Total		$235,146	$217,357	$227,200

Per Share Data

Reconciliations of basic and dilutive weighted average number of shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	July 29,	July 30,	July 29,	July 30,
Basic	2005	2004	2005	2004
Weighted average number of shares of common stock	44,494	48,738	45,073	49,367
Assumed issuance of contingent shares	-	-	48	29
Weighted average number of shares of common stock and assumed issuance of contingent shares	44,494	48,738	45,121	49,396

Dilutive
Weighted average number of shares of common stock and assumed issuance of contingent shares	44,494	48,738	45,121	49,396
Effect of dilutive securities	1,944	2,849	1,845	2,647
Weighted average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	46,438	51,587	46,966	52,043

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended July 29, 2005	Professional	Residential	Other	Total
Net sales	$302,517	$148,590	$15,835	$466,942
Intersegment gross sales	13,618	1,472	(15,090)	-
Earnings (loss) before income taxes	59,894	10,096	(19,502)	50,488

Three months ended July 30, 2004
Net sales	$287,928	$144,227	$21,889	$454,044
Intersegment gross sales	26,711	2,873	(29,584)	-
Earnings (loss) before income taxes	54,326	17,635	(21,587)	50,374

Nine months ended July 29, 2005	Professional	Residential	Other	Total
Net sales	$936,799	$472,188	$33,309	$1,442,296
Intersegment gross sales	41,681	6,045	(47,726)	-
Earnings (loss) before income taxes	183,382	43,493	(66,412)	160,463
Total assets	480,771	219,594	312,173	1,012,538

Nine months ended July 30, 2004
Net sales	$834,130	$436,952	$44,562	$1,315,644
Intersegment gross sales	72,706	6,958	(79,664)	-
Earnings (loss) before income taxes	154,479	52,691	(64,279)	142,891
Total assets	459,486	182,542	318,725	960,753

The following table presents the details of the Other segment earnings (loss) before income taxes:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
Corporate expenses	$(20,960)	$(27,130)	$(68,843)	$(72,616)
Finance charge revenue	701	788	2,283	2,498
Elimination of corporate financing expense	5,296	4,605	13,793	12,046
Interest expense, net	(4,820)	(3,893)	(13,453)	(11,477)
Distribution	1,134	2,255	412	1,685
Other	(853)	1,788	(604)	3,585
Total	$(19,502)	$(21,587)	$(66,412)	$(64,279)

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2005 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2004	$68,996	$9,059	$78,055
Goodwill acquired during the fiscal year	1,798	1,916	3,714
Translation adjustment	77	(371)	(294)
Balance as of July 29, 2005	$70,871	$10,604	$81,475

Other Intangible Assets

As a result of the company’s acquisition of Hayter, as previously discussed, the company acquired $2.6 million of non-amortizable intangible assets related to the Hayter brand name. The company also acquired $1.3 million of amortizable customer related intangible assets with an estimated life of 10 years.

The components of other amortizable intangible assets were as follows:

	July 29, 2005		October 31, 2004
(Dollars in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,534)	$6,553	$(5,275)
Non-compete agreements	1,000	(799)	1,000	(723)
Customer related	1,221	(61)	-	-
Other	2,000	(1,215)	1,700	(1,055)
Total	$10,774	$(7,609)	$9,253	$(7,053)
Total other amortizable intangible assets, net	$3,165		$2,200

Amortization expense for intangible assets during the first nine months of fiscal 2005 was $920,000. Estimated amortization expense for the remainder of fiscal 2005 and succeeding fiscal years is as follows: 2005 (remainder), $144,000; 2006, $830,000; 2007, $637,000; 2008, $461,000; 2009, $251,000; 2010, $174,000 and after 2010, $668,000.

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

Warranty provisions, claims, and changes in estimates for the first nine-month periods in fiscal 2005 and 2004 were as follows:

(Dollars in Thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Nine Months Ended	Balance	Provisions	Claims	Estimates	Balance
July 29, 2005	$60,988	$33,175	$(27,257)	$ (11)	$66,895

July 30, 2004	$59,372	$34,066	$(26,128)	$(2,647)	$64,663

Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
Service cost	$132	$237	$394	$712
Interest cost	127	218	383	654
Prior service cost	(49)	-	(145)	-
Amortization of losses	84	178	250	534
Net expense	$294	$633	$882	$1,900

As of July 29, 2005, approximately $404,000 of contributions had been made. The company presently expects to contribute a total of $550,000 to its postretirement health-care benefit plan in fiscal 2005.

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.0 million and $11.7 million for the third quarter and year-to-date period of fiscal 2005, respectively, and $3.6 million and $10.2 million for the third quarter and year-to-date period of fiscal 2004, respectively.

The company assumed a liability of approximately $5.4 million for Hayter’s defined benefit pension plan. Estimated contributions and expense for fiscal 2005 for the plan are deemed immaterial to the company’s consolidated financial results.

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the three and nine months ended July 29, 2005, the amount of gains (losses) reclassified to earnings for such cash flow hedges was $0.2 million and $(2.0) million, respectively. For the nine months ended July 29, 2005, the losses treated as a reduction of net sales for contracts to hedge trade sales were $3.0 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $1.0 million. As of July 29, 2005, the notional amount of such contracts outstanding was $31.6 million. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive gain as of July 29, 2005 was $0.4 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities and are not designed as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

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

In the ordinary course of business, in addition to that described above, the company may become liable with respect to pending and threatened claims or litigation for product liability, tax, patent, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management believes that, except for the lawsuit discussed above, the outcomes of these cases are unlikely to have a material adverse effect on the consolidated operating results or financial condition of the company.

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

RESULTS OF OPERATIONS

Overview

Third quarter fiscal 2005 net sales increased 2.8 percent and net earnings slightly increased by 0.5 percent compared to the third quarter of fiscal 2004. Fiscal 2005 third quarter diluted net earnings per share increased 12.1 percent compared to the third quarter of fiscal 2004 as a result of our share repurchase program. Year-to-date net earnings for fiscal 2005 rose 12.3 percent compared to the same period last fiscal year on a year-to-date net sales growth rate of 9.6 percent. Factoring out the effect of our southeastern-based distributorship sold in October 2004, our southwestern-based distributorship sold in November 2004, and the additional sales from our acquisition of Hayter Limited (Hayter), net sales were up 2.0 percent and 9.9 percent for the third quarter and year-to-date period of fiscal 2005, respectively, from the same comparable periods in the prior fiscal year. International net sales increased 33.6 percent for the third quarter and 32.6 percent for the year-to-date period of fiscal 2005 compared to the same periods in the prior fiscal year as a result of the following factors: (i) additional sales from Hayter; (ii) strong demand and introduction of new products, particularly in the golf market; (iii) select price increases and favorable currency rates; and (iv) increased shipments in emerging markets. Professional segment net sales were up as a result of new product introductions, the additional sales from Hayter, and select price increases. Residential segment net sales also increased as we introduced new products with expanded placement at key retailers and realized the additional sales from Hayter. As part of our “6 + 8” initiative, we are investing in growth strategies directed at underserved markets, such as revitalizing the Lawn-Boy brand with new products and accelerating our growth in international markets, as evidenced by our acquisition of Hayter. Gross margins are expected to continue to be hampered by higher commodity prices; however, we continue to work to mitigate the impact of higher commodity costs through internal cost reduction efforts from past and continuing initiatives driven by our emphasis on lean manufacturing methods and select price increases. Our financial condition remains strong, which has allowed us to pay a quarterly cash dividend in the third quarter of fiscal 2005 that was double the quarterly cash dividend we paid in the third quarter of fiscal 2004, and has allowed us to continue to repurchase shares of our common stock.

Although our fiscal 2005 third quarter results were not as strong as the first half of the fiscal year, we are optimistic that our results for the full fiscal year of 2005 will meet our expectations. Net sales are currently expected to grow at an annual rate of 7 to 9 percent in fiscal 2005 and diluted net earnings per share are currently expected to grow at an annual rate of 16 to 18 percent over fiscal 2004, which includes the impact of adopting SFAS No. 123R as of the beginning of fiscal 2005 and the acquisition of Hayter during the second quarter of fiscal 2005. We continue, however, to keep a cautionary eye on the world economies, weather, field inventory levels, retail demand, commodity prices, competition, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook. In particular, we recognize that unfavorable weather conditions in our key geographic markets for landscape contractor equipment had an adverse effect on our third quarter fiscal 2005 retail demand, which has in turn resulted in higher than anticipated field inventory levels, which could have a negative impact on our fourth quarter fiscal 2005 net sales. We expect these higher field inventory levels to return to our anticipated levels by fiscal year end.

Net Earnings

Net earnings for the third quarter of fiscal 2005 were $34.4 million or $0.74 per diluted share compared to $34.2 million or $0.66 per diluted share for the third quarter of fiscal 2004, a net earnings increase of 0.5 percent. Year-to-date net earnings in fiscal 2005 were $107.5 million or $2.29 per diluted share compared to $95.7 million or $1.84 per diluted share for the same period in fiscal 2004, a net earnings increase of 12.3 percent. The primary factors contributing to the year-to-date net earnings increase were higher sales volumes, lower incentive compensation expense, and improved leveraging of other selling, general, and administrative expense, somewhat offset by lower gross profit as a percentage of net sales and higher interest expense. In addition, third quarter and year-to-date period of fiscal 2005 diluted net earnings per share were benefited by approximately $0.07 per share and $0.22 per share, respectively, compared to the same periods in fiscal 2004 as a result of reduced shares outstanding due to our significant Toro common stock repurchases during the past fourteen months.

Effective November 1, 2004, we adopted the provisions of SFAS No. 123R, as previously discussed. However, if we had applied the provisions of SFAS No. 123R during the third quarter and year-to-date period of fiscal 2004, diluted net earnings per share would have increased by $0.06 per share to $0.72 per share for the third quarter of fiscal 2004 and would have increased by $0.05 per share to $1.89 per share for the year-to-date period of fiscal 2004. The pro forma fiscal 2004 third quarter diluted net earnings per share increase of $0.06 per share resulted from higher incentive compensation expense recognized under the provisions of APB No. 25 for our Performance Share Plan in fiscal 2004, which was the result of the increase in Toro’s stock price during the third quarter of fiscal 2004 and increased incentive compensation expense due to improved financial performance. See note entitled “Stock-Based Compensation” to our condensed consolidated financial statements for further details.

The following table summarizes the major captions of our condensed consolidated statement of earnings as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0	63.8	65.2	63.8
Gross profit	35.0	36.2	34.8	36.2
Selling, general, and administrative expense	(23.2)	(24.6)	(22.9)	(24.7)
Interest expense	(1.0)	(0.9)	(0.9)	(0.9)
Other income, net	0.1	0.4	0.2	0.3
Provision for income taxes	(3.5)	(3.6)	(3.7)	(3.6)
Net earnings	7.4%	7.5%	7.5%	7.3%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date period of fiscal 2005 were up 2.8 percent and 9.6 percent, respectively, from the same periods in the prior fiscal year. Factoring out the effect of our southeastern-based distributorship sold in October 2004, our southwestern-based distributorship sold in November 2004, and the additional sales from our acquisition of Hayter in February 2005, net sales for the third quarter and year-to-date period of fiscal 2005 increased 2.0 percent and 9.9 percent, respectively, from the same periods in the prior fiscal year. The net sales increase was led by strong international sales that were up by 33.6 percent for the third quarter and 32.6 percent for the nine-month period over the same periods in the prior fiscal year. Factoring out the additional sales from the acquisition of Hayter, international net sales for the third quarter and year-to-date period of fiscal 2005 were up 19.9 percent and 21.8 percent, respectively, from the same periods in the prior fiscal year, driven primarily by the following factors: (i) strong demand and introduction of new products, particularly in the golf market; (ii) select price increases; (iii) a weaker U.S. dollar; and (iv) increased shipments in emerging markets. Favorable currency rates contributed approximately 0.9 percent of the overall sales growth for the third quarter of fiscal 2005 and 1.1 percent of the sales growth for the first nine months of fiscal 2005. Professional segment net sales also contributed to the net sales growth as a result of the success of introducing new products within the past two years and price increases introduced on some products. During the third quarter of fiscal 2005, retail demand for domestic landscape contractor equipment was down compared to the third quarter of fiscal 2004 primarily because of drought conditions in key markets. This has resulted in higher than expected field inventory levels, which could have an adverse impact on our fourth quarter fiscal 2005 net sales. Residential segment net sales were slightly up for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to the following factors: (i) incremental sales of Hayter; (ii) the additional placement related to the introduction of new Lawn-Boy products in the home center distribution channel; and (iii) higher shipments of snow thrower products due to strong preseason demand. Those increases were offset by lower shipments of Toro brand of walk power mowers and riding products. The other segment net sales were down for the third quarter and year-to-date period of fiscal 2005 compared to the same periods last fiscal year due mainly to the sale of the two distribution companies, as previously mentioned.

Gross Profit

Gross profit for the third quarter of fiscal 2005 decreased slightly by 0.6 percent compared to the third quarter of fiscal 2004; however fiscal 2005 year-to-date gross profit increased 5.4 percent compared to the same period last fiscal year due to higher net sales. As a percentage of net sales, gross profit for the third quarter and year-to-date period of fiscal 2005 was 35.0 percent and 34.8 percent, respectively, compared to 36.2 percent for both the third quarter and year-to-date periods of fiscal 2004. Those decreases in gross profit as a percentage of net sales were the result of the following factors: (i) higher costs for steel, resin, and other commodities and (ii) the Hayter acquisition that negatively impacted gross margins due to the purchase accounting effect of recording the fair value of the inventory acquired as the inventory was sold. Somewhat offsetting these negative factors were: (i) price increases introduced on some products; (ii) cost reduction efforts from profit improvement initiatives; (iii) lower manufacturing costs from increased plant utilization for the year-to-date comparison; and (iv) favorable foreign currency exchange rates compared to the U.S. dollar.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) in dollars decreased for the third quarter of fiscal 2005 by 2.6 percent compared to the third quarter of fiscal 2004; however, SG&A expense in dollars increased 1.8 percent for the year-to-date period of fiscal 2005 compared to the same period last fiscal year. SG&A as a percentage of net sales for the third quarter and year-to-date period of fiscal 2005 was 23.2 percent and 22.9 percent, respectively, compared to 24.6 percent and 24.7 percent for the third quarter and year-to-date period of fiscal 2004, respectively. Those decreases in SG&A expense as a percentage of net sales were due primarily to lower incentive compensation expense, as previously described. In addition, the year-to-date decrease was also the result of leveraging fixed SG&A costs over higher sales volumes. Somewhat offsetting those decreases were: (i) higher administrative expenses, mainly from continued investments in information systems, increased costs related to Sarbanes-Oxley Act of 2002 compliance, and higher bad debt expense due mainly to the effect of collecting receivables in fiscal 2004 that were previously written off; and (ii) increased investments in engineering as part of our “6 + 8” initiative.

Interest Expense

Interest expense for the third quarter and year-to-date period of fiscal 2005 increased by 23.8 percent and 17.2 percent, respectively, from the same periods in the prior fiscal year. Those increases were due primarily to higher levels of short-term debt as a result of increased cash used for stock repurchases and the acquisition of Hayter, as well as higher interest rates.

Other Income, Net

Other income, net for the third quarter and year-to-date period of fiscal 2005 was $0.6 million and $2.7 million, respectively. These amounts represent decreases of $0.9 million and $0.6 million, respectively, from the same periods in the prior fiscal year. The third fiscal quarter decline was due primarily to higher currency exchange rate losses. The year-to-date decrease was due to a loss from the sale of a distributorship, somewhat offset by lower litigation settlement expense.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2005 was 31.9 percent compared to 33.0 percent for the year-to-date period of fiscal 2005. The tax rate for the third quarter of fiscal 2004 was 32.1 percent and 33.0 percent for the year-to-date period of fiscal 2004. The decline in the tax rate in the third quarter of fiscal 2005 was due to increased tax benefits related to foreign export sales.

BUSINESS SEGMENTS

As described previously, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of domestic company-owned distributorships, corporate activities, and financing functions. Operating earnings (loss) for each of our two business segments is defined as earnings (loss) from operations plus other income, net. Effective the beginning of fiscal 2005, we combined our former distribution segment with the other segment because our distribution segment no longer met the quantitative thresholds for separate reporting as an operating segment for all periods presented. Prior periods have been reclassified to conform to the current period presentation. Operating loss for our third “other” segment includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	July 29,	July 30,
	2005	2004	$ Change	% Change
Professional	$302,517	$287,928	$14,589	5.1%
Residential	148,590	144,227	4,363	3.0
Other	15,835	21,889	(6,054)	(27.7)
Total *	$466,942	$454,044	$12,898	2.8%
* Includes international net sales of:	$108,407	$81,135	$27,272	33.6%

	Nine Months Ended
(Dollars in thousands)	July 29,	July 30,
	2005	2004	$ Change	% Change
Professional	$936,799	$834,130	$102,669	12.3%
Residential	472,188	436,952	35,236	8.1
Other	33,309	44,562	(11,253)	(25.3)
Total *	$1,442,296	$1,315,644	$126,652	9.6%
* Includes international net sales of:	$355,782	$268,286	$87,496	32.6%

The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
(Dollars in thousands)	July 29,	July 30,
	2005	2004	$ Change	% Change
Professional	$59,894	$54,326	$5,568	10.2%
Residential	10,096	17,635	(7,539)	(42.8)
Other	(19,502)	(21,587)	2,085	9.7
Total	$50,488	$50,374	$114	0.2%

	Nine Months Ended
(Dollars in thousands)	July 29,	July 30,
	2005	2004	$ Change	% Change
Professional	$183,382	$154,479	$28,903	18.7%
Residential	43,493	52,691	(9,198)	(17.5)
Other	(66,412)	(64,279)	(2,133)	(3.3)
Total	$160,463	$142,891	$17,572	12.3%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date period of fiscal 2005 were up 5.1 percent and 12.3 percent, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from the acquisition of Hayter, professional segment net sales for the third quarter and year-to-date period of fiscal 2005 were up 3.5 percent and 10.9 percent, respectively, compared to the same periods last fiscal year. Worldwide professional segment net sales were up due to the following factors: (i) the success of introducing new products within the past two years; (ii) strong demand in the international golf market; and (iii) price increases introduced on some products. Excluding the additional sales from the acquisition of Hayter, international professional segment net sales in the third quarter and year-to-date period of fiscal 2005 increased 19.6 percent and 18.8 percent, respectively, compared to the same periods in the prior fiscal year due to the same reasons mentioned above, as well as the benefits of a weaker U.S. dollar. Field inventory levels for landscape contractor equipment were higher than anticipated as of the end of the third quarter of fiscal 2005 as a result of lower retail demand during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to drought conditions in key markets, which could have a negative impact on our fourth quarter of fiscal 2005 net sales. We expect these higher field inventory levels to return to our anticipated levels by fiscal year end.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date period of fiscal 2005 increased 10.2 percent and 18.7 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margins increased to 19.8 percent compared to 18.9 percent in the third quarter of fiscal 2004. Fiscal 2005 year-to-date professional segment operating margins increased to 19.6 percent compared to 18.5 percent in the same period last fiscal year. The profit improvement was the result of lower SG&A expense as a percentage of net sales due to leveraging the fixed portion of SG&A costs over higher sales volumes. Gross margins also rose as a result of cost reduction efforts from profit improvement initiatives, lower manufacturing costs from increased plant utilization, and price increases introduced on some products, somewhat offset by higher steel and other commodity costs and lower gross margins from the acquisition of Hayter.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date period of fiscal 2005 were up by 3.0 percent and 8.1 percent, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from the acquisition of Hayter, residential segment net sales for the third quarter of fiscal 2005 were down by 1.6 percent compared to the third quarter of fiscal 2004; however, net sales for the year-to-date period of fiscal 2005 were up 4.1 percent compared to the same period last fiscal year. Excluding Hayter, the third quarter residential segment net sales decline was due to lower domestic shipments of walk power mowers as a result of unfavorable weather conditions and lower domestic riding product shipments due to continued strong competition. In addition, Toro brand walk power mower shipments were down for the third quarter and year-to-date periods of fiscal 2005 compared to the same periods last fiscal year due to a shift of sales to the new line of Lawn-Boy walk power mowers. Shipments of Lawn-Boy walk power mowers were up for the third quarter and year-to-date comparisons as a result of expanded product placement in the home center distribution channel. Increased snow thrower product shipments also contributed to the third quarter and year-to-date net sales increase due to strong preseason demand as a result of heavy snowfalls in key markets during the 2004-2005 winter season that depleted field inventory levels as well as the successful introduction of new products. Retail irrigation product sales were slightly up for the third quarter comparison but down for the year-to-date period of fiscal 2005 primarily due to unfavorable weather conditions in key domestic markets. Excluding the additional sales from the acquisition of Hayter, international residential segment net sales in the third quarter and year-to-date period of fiscal 2005 increased by 22.5 percent and 32.6 percent, respectively, compared to the same periods in the prior fiscal year due to the successful introduction of new products and a weaker U.S. dollar.

Operating Earnings. Operating earnings for the residential segment in the third quarter and year-to-date period of fiscal 2005 decreased 42.8 percent and 17.5 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, residential segment operating margins decreased to 6.8 percent compared to 12.2 percent in the third quarter of fiscal 2004, and fiscal 2005 year-to-date residential segment operating margins decreased to 9.2 percent compared to 12.1 percent last fiscal year. The profit decline was due mainly to lower gross margins as a result of higher costs for commodities combined with minimal price increases as a result of competitive conditions, lower gross margins from Hayter, and higher SG&A expense. However, fiscal 2005 year-to-date SG&A expense as a percentage of net sales was lower compared to the same period last fiscal year due mainly to leveraging SG&A costs over higher sales volumes and reduced warranty costs.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales declined for the third quarter and year-to-date period of fiscal 2005 by 27.7 percent and 25.3 percent, respectively, compared to the same periods last year due to the sale of the two distribution companies, as previously mentioned.

Operating Losses. Operating losses for the other segment were down for the third quarter of fiscal 2005 by $2.1 million or 9.7 percent compared to the third quarter of fiscal 2004. However, operating losses for the year-to-date period of fiscal 2005 were up by $2.1 million or 3.3 percent compared to last year. The third quarter loss decrease was due primarily to lower incentive compensation expense, as previously described. The year-to-date loss increase was due to the following factors: (i) higher administrative costs, mainly from continued investments in information systems, increased Sarbanes-Oxley compliance costs, and higher bad debt expense due to the effect of collecting receivables in fiscal 2004 that were previously written off; (ii) an increase in interest expense; and (iii) lower operating earnings from the domestic company owned distributors. Somewhat offsetting those negative factors was lower incentive compensation expense, as previously described.

FINANCIAL POSITION

Working Capital

During the first nine months of fiscal 2005, our financial condition remained strong and emphasis continued on improving asset management. Average working capital for the first nine months of fiscal 2005 was $315.2 million compared to $374.2 million for the first nine months of fiscal 2004. The decrease of 15.8 percent was due to higher average short-term debt, lower average cash and cash equivalents, and higher average accounts payables and accrued liabilities, somewhat offset by higher average accounts receivable. The primary factor contributing to the higher average short-term debt and lower average cash and cash equivalents levels was our continued emphasis on repurchasing shares of our common stock during fiscal 2005 and our purchase of Hayter. Average receivables for the first nine months of fiscal 2005 increased by 10.1 percent compared to the first nine months of fiscal 2004 on a net sales increase of 9.6 percent. Factoring out the incremental average receivables for Hayter, average receivables were up 7.3 percent. Our average days sales outstanding for receivables improved to 71.4 days based on sales for the last twelve months ended July 29, 2005, compared to 77.1 days for the twelve months ended July 30, 2004. Average inventory levels increased by 5.6 percent for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004; however, factoring out the incremental average inventories for Hayter, average inventory levels were slightly up by 2.5 percent. Average inventory turnover improved 7.4 percent for the last twelve months ended July 29, 2005 compared to the last twelve months ended July 30, 2004. These improvements reflect our continuing efforts to improve asset utilization.

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

Our Board of Directors approved a cash dividend of $0.06 per share for the third quarter of fiscal 2005 paid on July 12, 2005, as adjusted to reflect a two-for-one stock split effective March 28, 2005, which was an increase over our cash dividend of $0.03 per share for the third quarter of fiscal 2004.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2005 was 8.1 percent lower than the first nine months of fiscal 2004 due primarily to a lower increase in accrued liabilities and a higher increase in inventory levels for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, somewhat offset by higher earnings and a lower increase in accounts receivable. Cash used in investing activities was higher by $26.1 million compared to the first nine months of fiscal 2004, due mainly to cash utilized for the purchase of Hayter, somewhat offset by lower purchases of property, plant, and equipment. Cash used in financing activities was lower by $52.7 million compared to the first nine months of fiscal 2004. This change was due to a decrease in cash used to repurchase shares of our common stock during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, offset by a higher increase in short-term debt.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in September 2009. We also have a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $16.6 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $81.3 million in the first nine months of fiscal 2005 compared to $7.2 million in the first nine months of fiscal 2004, an increase of $74.1 million. This increase was primarily attributable to shares of our common stock repurchased during the past fourteen months and the purchase of Hayter. As of July 29, 2005, we had $212.0 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of July 29, 2005, and expect to be in compliance with all covenants during the remainder of fiscal 2005. If we were out of compliance with any covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged for the third quarter of fiscal 2005 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements generally relate to customer financing activities, inventory purchase commitments, operating lease commitments, and currency contracts. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations.

In the third quarter of fiscal 2005, we entered into an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10.0 million at any time.

Inflation

We are subject to the effects of inflation and changing prices. In the first nine months of fiscal 2005, average prices paid for steel, fuel, petroleum-based resins, and other commodities were higher compared to the first nine months of fiscal 2004, which resulted in a negative impact on our gross margin and net earnings. We expect this trend of increased costs for commodities to continue for the remainder of fiscal 2005, except for steel prices, which are expected to be similar to prices paid during the fourth quarter of last fiscal year. We are attempting to mitigate the impact of these commodity price increases as well as other inflationary pressures by actively pursuing internal cost reduction efforts. In addition, we also introduced price increases on some products in fiscal 2005.

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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation based on such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a charge to selling, general, and administrative expense. The accrual for future estimated warranty claims was $66.9 million as of July 29, 2005 compared to $64.7 million as of July 30, 2004.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of July 29, 2005, we had $2.3 million reserved against our accounts and notes receivable compared to $3.2 million as of July 30, 2004.

New Accounting Pronouncements To Be Adopted

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FASB Interpretation No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and (or) method of settlement are conditional on a future event. We will adopt provisions of FASB Interpretation No. 47 on November 1, 2005, as required, and we do not expect the adoption of this Interpretation to have a material impact to our consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required. We do not expect that the adoption of SFAS No. 151 will have an impact on our future fiscal year results; however, we expect that our results between quarterly periods will be impacted due to a change in the timing of recording certain manufacturing costs. We expect our adoption of SFAS No. 151 to result in net earnings increasing in the first and fourth fiscal quarters of fiscal 2006, and decreasing in the second and third fiscal quarters of fiscal 2006 compared to comparable quarters of fiscal 2005.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “anticipate”, “estimate”, “believe”, “should”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation on our business, operating results and financial condition.

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

•    Fluctuations in the cost and availability of raw materials, such as steel, fuel, petroleum-based resins, and other commodities, and increased dependence on suppliers and our ability to maintain favorable supplier arrangements and relationships.

•    Our ability to achieve goals of the “6 + 8: Teamwork to the Top” initiative that is intended to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ending October 31, 2006.

•    Our ability to achieve projected net sales and earnings growth for fiscal 2005.

•    Our ability to implement lean manufacturing and other productivity improvement initiatives and price increases on some of our products, which are intended to improve gross margins, offset a portion of rising raw material costs, and provide investment funding for new products and services.

•    Increased dependence on The Home Depot, Inc. as a customer for the residential segment.

•    Our ability to develop and introduce new products in a timely manner and market acceptance of new products as well as sales generated from these new products relative to expectations, based on existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

•    Our ability to acquire, develop, integrate new businesses and acquisitions, and manage alliances and joint venture arrangements successfully, both of which are important to our revenue growth.

•    Weather conditions that reduce demand for our products.

•    Increased competition, including competitive pricing pressures, new competitors entering the markets we serve, potential loss of market share, acquisitions by competitors, new product introductions, and financing programs offered by both domestic and foreign companies.

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

•    Reduced government spending for grounds maintenance equipment due to reduced tax revenue, increasing expenses, and tighter government budgets.

•    Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us.

•    Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations; foreign laws, including export and other trade restrictions and changes in duties and tariffs; and environmental laws.

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

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and nine months ended July 29, 2005, the amount of gains (losses) reclassified to earnings for such cash flow hedges was $0.2 million and $(2.0) million, respectively. For the nine months ended July 29, 2005, the losses treated as a reduction of net sales for contracts to hedge trade sales were $3.0 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $1.0 million.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2005. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of July 29, 2005 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7550	$23,865.2	$-	$(111.8)
Buy US dollar/Sell Canadian dollar	0.8097	323.9	-	0.1
Buy US dollar/Sell Euro	1.2241	43,565.1	(50.6)	553.9
Buy US dollar/Sell British pound	1.7420	13,065.0	-	(15.8)
Buy Euro/Sell US dollar	1.2675	1,204.1	4.7	(57.1)
Buy Japanese yen/Sell US dollar	106.7873	1,638.8	(20.1)	(56.4)
Buy British pound/Sell US dollar	1.7440	261.6	-	0.1
Buy Mexican peso/Sell US dollar	11.9800	5,550.9	629.1	-

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with steel, aluminum, fuel, petroleum-based resins, plastic resin, and linerboard. Further information regarding our risk exposure for commodity price changes is presented in Item 2, section entitled “Inflation.”

Item 4.  CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Toro and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in the company’s internal control over financial reporting that occurred during the company’s fiscal third quarter ended July 29, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2005 stock repurchase activity.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				As Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	(1)(2)	Paid per Share	or Programs	Programs (1)(2)

April 30, 2005 through May 27, 2005	241,489		$42.05	241,489	1,183,605

May 28, 2005 through June 24, 2005	150,700		41.22	150,700	1,032,905

June 25, 2005 through July 29, 2005	380,660	(3)	38.84	378,400	2,654,505

Total	772,849		$40.31	770,589

(1)  On September 30, 2004, the company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the company’s common stock in open-market transactions or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased 770,589 shares during the periods indicated above under this program.

(2)  On July 19, 2005, the company’s Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the company’s common stock in open-market transactions or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company did not purchase shares during the periods indicated above under this program.

(3)  Includes 2,260 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $38.61 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 2,260 shares were not repurchased under the company’s repurchase programs described in footnotes (1) and (2) above.

Item 5.  OTHER INFORMATION

On July 19, 2005, Toro’s Board of Directors terminated Toro’s Officer Stock Purchase Policy, which was originally approved by Toro’s Board of Directors on September 16, 1999. Pursuant to the terms of Toro’s former Officer Stock Purchase Policy, if Toro had an approved share repurchase plan and was ready to be in the market repurchasing shares of its common stock, officers of Toro could request that Toro purchase shares of their Toro common stock at a purchase price equal to the reported New York Stock Exchange closing price on the day of the transaction (or the price on the day before, if the officer had informed Toro before the market opened on any given day the he or she desired to sell Toro shares).

Item 6.  EXHIBITS

(a) Exhibits

3(i) and 4(a)

The Toro Company Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

3(ii) and 4(b)	The Toro Company Bylaws (incorporated by reference to Exhibit 3(ii) and 4(b) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

4(c)	Specimen form of Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K for fiscal year ended October 31, 2004, Commission File No. 1-8649).

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

THE TORO COMPANY
(Registrant)

Date: September 2, 2005	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance,
Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)