Form 10-K
period 2005-10-31
TORO CO
filed 2005-12-22
CIK 737758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended October 31, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).                    Yes ☐       No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on April 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.8 billion.

The number of shares of Common Stock outstanding as of December 16, 2005 was 43,320,888.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 14, 2006 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1.            BUSINESS

Introduction

The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms “company,” “Toro,” “we,” and “our” refer to The Toro Company and its subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota 55420-1196, telephone number (952) 888-8801. Our Internet address for Toro branded product related information is www.toro.com and our web site for corporate and investor information is www.thetorocompany.com. The information contained on our web sites or connected to our web sites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We design, manufacture, and market professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products. We produced our first mower for golf course usage in 1921 and our first lawn mower for home use in 1939, and we have continued to enhance our product lines ever since. We classify our operations into two reportable segments: professional and residential. A third segment called “other” consists of domestic company-owned distributorships, corporate functions, and Toro Credit Company, a wholly owned financing subsidiary. Net sales of our segments accounted for the following approximate percentages of our consolidated net sales for fiscal 2005: Professional, 64 percent; Residential, 33 percent; and Other, 3 percent.

Our products are advertised and sold at the retail level under the primary trademarks of Toro®, Toro® Wheel Horse®, Lawn-Boy®, Irritrol®, Exmark®, Toro® Dingo®, Aqua-TraXX®, Pope®, Hayter®, and Lawn Genie®, most of which are registered in the United States and/or in the principal foreign countries where we market our products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot.

We emphasize quality and innovation in our customer service, products, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for engineering and research in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenue has historically been attributable to new and enhanced products. Our mission is to be the leading worldwide provider of outdoor beautification products, support services, and integrated systems that help customers preserve and beautify their outdoor landscapes with environmentally responsible solutions of customer-valued quality and innovation. Additional information on our strategic initiative is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, of this report.

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for landscape, turf care maintenance, and residential demands. Following is a summary of our products by market for the professional and residential segments:

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

Landscape Contractor Market. Products for the landscape contractor market include zero-turning radius riding mowers, 21-inch heavy-duty walk behind mowers, mid-size walk behind mowers, and compact utility loaders. These products are sold through distributors and dealers, and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro, Exmark, and Lawn-Boy brands. In late fiscal 2004, we introduced a new line of Toro 400 Series compact zero-turning radius riding mowers. In fiscal 2005, we introduced new diesel engine models to the Toro 500 Series full-size zero-turning radius riding mower product line and introduced the Exmark Navigator™, an out-front deck zero-turning radius riding mower with a dedicated bagger. In fiscal 2005, we also fitted the Exmark mid-mount zero-turning radius riding mowers with the Triton™ deck, a high capacity cutting platform.

Our compact utility loaders are cornerstone products for the Toro Sitework Systems product line. These products are designed to improve efficiency in the creation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes.

Sports Fields and Grounds Market. Products for the sports fields and grounds market include riding rotary units with cutting widths ranging from 52 inches to 16 feet, aerators, attachments, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, municipal and institutional properties, cemeteries, and facilities such as airports and corporate headquarters. In fiscal 2005, we introduced the Groundsmaster® 3280-D and 3320, rotary mowers with an innovative adjustable baffle design that allows the operator to fine tune after-cut appearance in changing turf conditions. In fiscal 2005, our strategic acquisition of Hayter Limited (Hayter) provided us a new line of grounds products for the United Kingdom sports fields and municipal markets.

Residential/Commercial Irrigation Market. Turf irrigation products marketed under the Toro and Irritrol brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. We also offer wireless rain and freeze switches on some products in an effort to conserve water usage. In fiscal 2005, we introduced the IntelliSense and SmartDial controllers that self adjust their watering schedules based on current environment conditions.

Golf Course Market. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment; utility vehicles; turf aerators, including the ProCore® 648 walk-behind aerator; and bunker maintenance equipment. We also manufacture and market underground irrigation systems, including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Our professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage their use of water. In late fiscal 2004, we introduced the 835S/855S Series golf sprinklers with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. In fiscal 2005, we introduced the Network VP™ Satellite, which provides an upgrade path to customers with existing controllers.

Agricultural Irrigation Market. Products for the agricultural irrigation market include irrigation emission devices that regulate the flow of drip irrigation, including Blue Stripe® polyethylene tubing, Aqua-TraXX® irrigation tape, and Drip In® drip line, all used in low water volume agriculture, mining, and landscape applications. These products are sold primarily through dealers who then sell to growers for use primarily in vegetable fields, fruit and nut orchards, and vineyards. In early fiscal 2006, we introduced Blue Line™, a dripline product with uniform flow rates that provide plugging resistance.

Residential – We market our residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, and Australia, with the exception of snow removal products, which are sold primarily in North America and Europe.

Walk Power Mower Products. We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names as well as the Pope brand name in Australia. Models differ as to cutting width, type of starter mechanism, ability to mulch, bag or side discharge grass clippings, cast aluminum or steel decks, controls, and power sources, and are either self-propelled or push mowers. Toro brand lawn mowers are backed by our “Guaranteed To Start” program. In fiscal 2005, we introduced the Toro SR4 Super Recycler® walk power mower with a 3-in-1 cast-aluminum cutting deck that converts from mulching, side discharging, or rear bagging without tools. In fiscal 2005, we also introduced a new line of Insight™ and Insight Gold™ Series Lawn-Boy walk power mowers. Our fiscal 2005 acquisition of Hayter increased our product offering with a line of rear roller walk power mowers, a design that enhances traction, maneuverability, and a striped finish for the United Kingdom market

Riding Products. We manufacture and market riding products under the Toro and Lawn-Boy brand names. Riding mowers and tractors include a rear engine riding mower manufactured and sold in the European market; lawn tractor models; and garden tractor models, some equipped with a diesel engine. Many models are available with a variety of decks and accessories. Recycler cutting decks are available on some models. Models can be equipped with manual or hydrostatic transmissions. In recent years, we introduced a new line of riding products, the TimeCutter® zero-turning radius riding mowers. We also manufacture riding mower products plus attachments for a third party under a private label agreement. In fiscal 2005, we introduced the Lawn-Boy Precision™ Z Series riding mowers.

Home Solutions Products. We design and market electrical products under the Toro brand name. These products include electric and battery operated flexible line grass trimmers, electric blowers, electric blower-vacuums, and electric snow throwers. In late fiscal 2004, we introduced the electric Power Shovel Plus, an innovative machine for every season that can clear snow up to six inches deep and sweep away dirt, leaves, and other debris from hard surfaces.

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

Snow Removal Products. We manufacture and market a range of gas single-stage and two-stage snow thrower models under the Toro and Lawn-Boy brand names. Single-stage snow throwers are walk behind units with lightweight two-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology. Two-stage snow throwers are designed for relatively large areas of deep, heavy snowfalls and use two- and four-cycle engines, and include a line of innovative snow thrower models featuring the Power Max® auger system for enhanced performance and safer operation, and the Quick Stick® chute control technology. We also manufacture and market hybrid models with single-stage snow thrower technology that is self-propelling, providing the operational ease of a single-stage snow thrower with the power of a two-stage unit. In fiscal 2005, we introduced two Lawn-Boy Insight single-stage models.

Financial Information About Foreign Operations
and Business Segments

We manufacture our products in the United States, Mexico, Australia, Italy, and the United Kingdom for sale throughout the world and maintain sales offices in the United States, Canada, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, and Italy. New product development is pursued primarily in the United States. Our net sales outside the United States were 24.8 percent, 20.7 percent, and 19.3 percent of total consolidated net sales for fiscal 2005, 2004, and 2003, respectively.

A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Item 7A entitled “Quantitative and Qualitative Disclosures about Market Risk.” For additional financial information regarding our foreign operations and each of our segments, see Note 12 of Notes to Consolidated Financial Statements entitled “Segment Data,” included in Item 8 of Part II of this report.

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

In order to utilize our manufacturing facilities and technology more effectively, we pursue continuous improvements in our manufacturing processes. We have some flexible assembly lines that can handle a wide product mix and deliver products when customers require them. Additionally, we spend considerable effort to reduce manufacturing costs through “Lean” methods and process improvement, product and platform design, application of advanced technology, enhanced environmental management systems, SKU consolidation, safety improvements, and better supply-chain management. We also manufacture products sold under a private label agreement to a third party on a competitive basis, and we have agreements with other third party manufacturers to manufacture products on our behalf.

Our professional products are manufactured throughout the year. Our residential spring and summer products are also generally manufactured throughout the year. However, our residential fall and winter products are generally manufactured in the summer and fall months. Our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production.

Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. We also periodically shut down production to allow for maintenance, rearrangement, and capital equipment installation at the manufacturing facilities. Capital expenditures for fiscal 2006 are expected to be approximately $40 to $45 million, which is $3 to $8 million higher than fiscal 2005 capital expenditures as we expect to continue to invest in information service technology, manufacturing equipment, and tooling for new products.

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology will be slow to be accepted by the marketplace. Management mitigates this risk through focus on and commitment to understanding our customers’

needs and requirements. Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were approximately $52.6 million (3.0 percent of net sales) in fiscal 2005, $48.0 million (2.9 percent of net sales) in fiscal 2004, and $41.5 million (2.8 percent of net sales) in fiscal 2003. In fiscal 2006, we anticipate engineering and research costs to increase compared to fiscal 2005 as we expect to continue to invest in new product development.

Raw Materials

Most of the components of our products are commercially available from a number of sources and are in adequate supply. Therefore, we are generally not dependent on any one supplier, except for engines from Japanese suppliers used in some of our professional segment products.

In fiscal 2005, we experienced no significant work stoppages as a result of shortages of raw materials or commodities, despite the hurricanes in the Gulf of Mexico, as we are dual sourced for a majority of our raw material requirements. The highest value component costs are generally engines, steel, transmissions, transaxles, hydraulics, electric motors, and plastic resin purchased from several suppliers around the world. We have some long-term commitments for the purchase of various component parts and raw materials that management believes are unlikely to be terminated prematurely.

During the past two years, we have experienced an increase in costs of certain raw materials, such as steel and other commodities that has resulted in a negative impact on our gross margins and net earnings for fiscal 2005 and 2004. We have somewhat offset and expect to continue to mitigate the impact of these increased costs through internal cost reduction efforts, selective price increases, and vendor negotiations.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty length varies depending on whether product usage is for “residential” or “professional” applications within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro, Lawn-Boy and/or Exmark distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on, among other factors, historical claims experience by individual product lines. Warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by independent Toro, Lawn-Boy and/or Exmark distributors and dealers at the customer’s expense. We also sell extended warranty coverage on select products for when the factory warranty period expires.

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

Patents

We hold patents in the United States and foreign countries and apply for patents as applicable. Although management believes our patents have value to us, our patent protection does not deter competitors from attempting to develop similar products. Patent protection is considered to be very beneficial. However, we are not materially dependent on any one or more of our patents.

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

Seasonality

Sales of our residential products, which accounted for approximately 33 percent of total consolidated net sales in fiscal 2005, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the West Coast, Southern states, and our markets in the Southern hemisphere such as Australia, Latin America, and Asia continues for a longer portion of the year than in northern regions of the world.

Overall, worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Historically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and then decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from operations and with our bank credit lines. Peak borrowing generally occurs between February and May.

The following table shows total consolidated net sales and net earnings for each quarter as a percentage of the total year.

	Fiscal 2005		Fiscal 2004
	Net	Net	Net	Net
Quarter	Sales	Earnings	Sales	Earnings
First	20%	10%	19%	9%
Second	35	54	33	51
Third	26	30	28	33
Fourth	19	6	20	7

Effects of Weather

From time to time, unusual weather conditions in a particular worldwide region may adversely affect retail sales of our products and result in a negative impact on our future net sales. As the percentage of our net sales from outside the United States continues to increase, our dependency on weather in any one part of the world decreases. Nonetheless, weather conditions could materially affect our future net sales.

Distribution and Marketing

We market the majority of our products through approximately 50 domestic and 100 foreign distributors, as well as a number of hardware retailers, home centers, and mass retailers in more than 90 countries worldwide.

Toro and Lawn-Boy residential products, such as walk power mowers, riding products, and snow throwers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers throughout the United States. Walk power mowers, snow throwers, and riding products are also sold directly to dealers and home centers. Home solutions products and retail irrigation products are sold directly to home centers, mass retailers, hardware retailers, and dealers. We also sell selected residential products over the Internet, mainly through Internet retailers. Internationally, residential products are sold direct to retail dealers and mass merchandisers in Australia, Belgium, Canada, and the United Kingdom. In most other countries, products are mainly sold to distributors for resale to dealers and mass merchandisers.

Worldwide, professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and/or golf courses. We also sell some professional segment products directly to government customers and rental centers. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Compact utility loaders and attachments are sold directly to dealers and large rental centers.

As of October 31, 2005, we owned two domestic distribution companies. Our primary purposes in owning domestic distributorships are to develop a best-practices model of distribution that could be replicated by our independent distributors and to facilitate ownership transfers while improving operations. These distribution companies sell professional and residential products directly to retail dealers and customers primarily in the United States and a majority of their revenues are derived from Toro-manufactured products.

Our distribution systems are intended to assure quality of sales and market presence as well as effective after-purchase service and support. We consider our distribution network to be a competitive advantage in marketing our products.

Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Lawn-Boy®, Exmark®, Lawn Genie®, Irritrol®, Hayter®, and Pope® products.

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

Customers

Overall, management believes that in the long-term we are not dependent on a single customer. However, The Home Depot accounted for greater than 10 percent of our total consolidated net sales in fiscal 2005, 2004, and 2003. The residential segment is generally dependent on The Home Depot as a customer. While the loss of any substantial customer could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

The approximate backlog of orders believed to be firm as of October 31, 2005 and 2004 was $119.1 million and $156.3 million, respectively. This 24 percent decrease is due mainly to lower backlog of international orders as of October 31, 2005 due to a shorter required order lead time for residential products as a result of a new online ordering system implemented for international customers. We expect the existing backlog of orders will be filled in early fiscal 2006.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are pricing, product innovation, quality and reliability, product support and customer service, warranty, reputation, distribution, shelf space, and financing options. Pricing has become an increasingly important competitive factor for a majority of our products. Management believes we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, many of who have substantially greater financial resources than we do. Management believes that we have a competitive advantage because we manufacture a broad range of product lines, we focus on lean manufacturing methods, and we have a strong focus in maintaining landscapes. In addition, management believes Toro’s commitment to product innovation, customer service, and distribution channels positions us well to compete in various markets.

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

The European Union (EU) adopted the following environmental directives: Waste Electrical and Electronic Equipment (WEEE) and Restriction on the use of Hazardous Substances (RoHS). Both directives are being transposed into legislation of the 25 EU member states. The WEEE directive mandates labeling, collection, and treatment of electrical and electronic equipment. Currently, we are in compliance with the labeling requirements of the WEEE directive, and are actively working with our European distributors to ensure compliance with the collection and recycling requirements. The RoHS directive bans the sale of electrical and electronic equipment containing certain hazardous substances, such as lead, mercury, chromium, cadmium, and brominated-flame retardants. We are working with our suppliers, engineers, and operations functions to ensure we will be in compliance with the RoHS directive by the July 1, 2006 effective date.

Our residential products are subject to various United States statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. We are also subject to international, federal and state environmental, occupational safety, transportation, and other regulations, none of which has had a material adverse effect on our operations or business. Management believes we are in substantial compliance with all such regulations.

Customer Financing

Wholesale Financing – Toro Credit Company, our wholly owned finance subsidiary, provides financing for select products we manufacture for North American Toro distributors and approximately 200 selected U.S. dealers. Toro Credit Company purchases select receivables from us and our distributors for extended periods that assists the distributors and dealers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. A security interest is retained in the distributors’ and dealers’ inventories, and periodic physical checks are made of those inventories. Generally, terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally fixed or based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

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

End-User Financing – We have agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers and agricultural irrigation customers in North America and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.

We also have a multi-year agreement with a third party financing company to provide financing programs under a private label program in the U.S. This program, offered primarily to Toro and Exmark dealers, provides end-user customers a revolving line of credit for Toro and Exmark products, parts, and services.

Distributor Financing – We enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or ownership changes.

Employees

During fiscal 2005, we employed an average of 5,185 employees. The total number of employees as of October 31, 2005 was 5,124. Three collective bargaining agreements cover approximately 13 percent of these employees, each expiring in one of the following periods: May 2006, October 2006, and October 2008. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

Available Information

We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC’s home page on the Internet at http://www.sec.gov.

We make available, free of charge on our Internet web site www.thetorocompany.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge on our Internet web site www.thetorocompany.com and in print to any stockholder who requests, our corporate governance guidelines, the charters of our board committees, and our Code of Ethics for the CEO and Senior Financial Officers and Code of Conduct for all employees. Requests for copies can be directed to Investor Relations, telephone: 952-887-7141. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We have furnished to the SEC the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31(a) and 31(b) to this report. We have filed with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 3030A.12(a) on April 13, 2005.

Forward-Looking Statements

This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “anticipate”, “plan”, “estimate”, “believe”, “should”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation on our business, operating results, and financial condition.

Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The most significant factors known to Toro that may adversely affect Toro’s business, operations, industry, financial position or future financial performance are described later in this report under the heading entitled “Item 1A. Risk Factors.” We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including under the heading entitled “Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including those under the heading entitled “Item 1A. Risk Factors,” are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 1A.   RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results.

Risks Relating to Our Business

Weather conditions may reduce demand for some of our products and adversely affect our net sales.

From time to time, weather conditions in a particular region or market may adversely affect sales of some of our products and field inventory levels. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather has had an adverse effect on sales of our irrigation products, and lower snowfall accumulations have had an adverse effect on sales of our snow thrower products.

Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

We purchase raw materials, such as steel, fuel, petroleum-based resins, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics and electric motors, for use in our products. Increases in the cost of such raw materials and components may adversely affect our profit margins if we are unable to pass along any cost increases in the form of price increases or otherwise reduce our cost of goods sold. In the past, we have implemented lean manufacturing, other productivity improvement initiatives, and price increases on some of our products in an attempt to offset a portion of increased raw material and component costs. However, we cannot commit that we will be able to continue to do so in the future. Although most of the raw materials and components of our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components or any deterioration in our relationships with our suppliers could adversely affect our business. Increases in our other costs of doing business may also adversely affect our profit margins and business. For example, an increase in fuel costs may also result in an increase in our transportation costs, which also could adversely affect our operating results and business.

Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, growth of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course development, and the amount of government spending.

Our professional segment products are sold by distributors, dealers, or directly to professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Our professional segment net sales, therefore, are dependent upon the level of growth in residential and commercial construction markets, growth of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course construction, and the amount of government spending. Reduced tax revenue, increased expenses, and tighter government budgets generally result in reduced government spending for grounds maintenance equipment. In addition, a slow rate of growth in golf rounds played that impacts revenue for golf courses could adversely affect our sales of golf course equipment and irrigation products.

Our residential segment net sales are dependent upon the amount of shelf space retailers assign to our products, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

The elimination or reduction of shelf space assigned to our products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon changing buying patterns of customers. For example, in the last decade, there has been a trend away from purchases at dealer outlets and hardware retailers to price and value sensitive purchases at home centers and mass retailers. This trend has resulted in a demand for residential products purchased at retailers with lower price points, such as The Home Depot, which accounted for a greater percentage of our net sales in the past few fiscal years compared to our net sales during and prior to the 1990’s. The Home Depot accounted for greater than 10 percent of our total consolidated net sales in fiscal 2005, 2004, and 2003. While we believe that our diverse distribution channels and customer base should reduce the impact of the loss of The Home Depot or any other substantial customer, the loss of The Home Depot as a customer or any other substantial customer or a significant reduction in sales to The Home Depot or other customers, nonetheless, could have a material impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products resulting in increased inventory levels. Although our residential spring and summer products are generally manufactured throughout the year, our residential fall and winter products are generally manufactured in the summer and fall months. Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may have excess or insufficient inventories.

A significant percentage of our consolidated net sales is generated outside of the United States, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of net sales.

We manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and maintain sales offices in the United States, Canada, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, and Italy. Our net sales outside the United States were 24.8 percent, 20.7 percent, and 19.3 percent of our total consolidated net sales for fiscal 2005, 2004, and 2003, respectively. One of our strategic objectives is to continue to expand our international business. For example, in February 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited, a company located in the United Kingdom that designs, manufactures, and markets residential and professional turf maintenance equipment, primarily for the United Kingdom market. The expansion of our existing international operations and entry into additional international markets requires significant management attention and financial resources. Many of the countries in which we sell our products or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•       Increased costs of customizing products for foreign countries;

•       difficulties in managing and staffing international operations and increased infrastructure costs including legal, tax, accounting, and information technology;

•       the imposition of additional U.S. and foreign governmental controls or regulations; new trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; and the imposition of costly and lengthy export licensing requirements and changes in duties and tariffs, license obligations, and other non-tariff barriers to trade;

•       the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom the company does business that would restrict or prohibit continued business with the sanctioned country, company, person, or entity;

•       international pricing pressures;

•       laws and business practices favoring local companies;

•       adverse currency exchange rate fluctuations;

•       longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•       difficulties in enforcing or defending intellectual property rights; and

•       multiple, changing, and often inconsistent enforcement of laws and regulations.

Our operations in other countries may not produce desired levels of net sales or that one or more of the factors listed above may harm our business. Any material decrease in our international sales could adversely impact our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign exchange rates. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments may not limit our underlying exposure from currency fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. In addition, our hedging activities also involve some risk.

We intend to grow our business through additional acquisitions, alliances, and joint venture arrangements, which are risky and could harm our business.

One of our growth strategies is to supplement our internal growth through acquisitions, alliances, and joint venture arrangements of businesses with technologies or products that complement or augment our existing products and/or add new products to our business. In February 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited in the United Kingdom. The benefits of an acquisition, alliance or joint venture may take more time than expected to develop or integrate into our operations, and we cannot guarantee that our Hayter acquisition or any future acquisitions, alliances or joint ventures will in fact produce any benefits. In addition, acquisitions, alliances, and joint ventures involve a number of risks, including:

•       diversion of management’s attention;

•       difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and revenue synergies;

•       potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•       adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;

•       reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•       inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the acquisition; and

•       incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect our operating results.

Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates, and the availability of capital to complete such acquisitions. These risks could be heightened if we complete several acquisitions within a relatively short period of time. In addition, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. Any potential acquisition could impair our operating results.

If we are unable to smoothly transition leadership roles and responsibilities, retain our key employees and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

Our ability to meet our strategic objectives and otherwise grow will depend to a significant extent on the continued contributions of our senior management team and the smooth transition of leadership from Kendrick B. Melrose, our current Executive Chairman of the Board and former Chief Executive Officer, to Michael J. Hoffman, our President and Chief Executive Officer. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, and/or retaining these personnel. The loss or interruption of services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for us to manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

We rely on our management information systems for inventory management, distribution, and other functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and operating results could be adversely affected.

The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions, manage manufacturing and supply chain processes, and to maintain our research and development data. The failure of our management information systems to perform properly could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory, and product shortages, causing our business and operating results to suffer. In addition, our management information systems, including our computer systems, Internet web sites, telecommunications, and data networks are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks and attacks by computer viruses or hackers, or power loss. Any such interruption could adversely affect our business and operating results.

A significant portion of our net sales are financed by third parties. Some Toro dealers and Exmark distributors and dealers finance their inventories with third party financing sources. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

Some Toro dealers and Exmark distributors and dealers generally finance their inventories with third party financing companies. These third party financing companies purchase select receivables from us and our distributors and dealers for extended periods that assists our distributors and dealers in carrying representative inventories of our products. We also have agreements with third party financing companies to provide financing options to golf course and sports fields and grounds equipment customers and agricultural irrigation customers in North America and Europe. The purpose of these agreements is to increase our net sales by giving buyers of our products alternative financing options when purchasing our products. We also have an agreement with a third party financing company to provide financing programs under a private label program offered primarily to Toro and Exmark dealers that provides our end-user customers a revolving line of credit for Toro and Exmark products, parts, and services. Termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit for our customers from these third parties or any delay in securing replacement credit sources, could adversely affect our operating results.

Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or if we initiate any proceedings to protect our proprietary rights, and if the outcome of any such litigation is unfavorable to us, our business and operating results could be adversely affected. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies, and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we had to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that were favorable to us, if at all.

In addition, we rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees and consultants. These agreements may be breached, and we may not have adequate remedies for any such breach. Even if these confidentiality agreements are not breached, our trade secrets may otherwise become known or be independently developed by competitors.

We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing and move production between manufacturing facilities could adversely affect our business and operating results.

We manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, and the United Kingdom. We also have several locations that serve as distribution centers, warehouses, test facilities, and corporate offices. Our facilities may be affected by natural or man-made disasters. In the event one of our manufacturing facilities was affected by a disaster, we could be forced to shift production to one of our other manufacturing facilities. Although we purchase insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a strike at any one of our three manufacturing facilities operating under a collective bargaining agreement or the failure to renew or enter into a new collective bargaining agreement, could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results. Our operating results may also be adversely affected if we are unable to cost-effectively expand existing and move production between manufacturing facilities as needed from time to time.

Our business is subject to a number of other miscellaneous risks that may adversely affect our operating results, financial condition or business.

Other miscellaneous risks include:

•       Changes in global and domestic economies, including but not limited to slow growth rate, slow down or reduction in home ownership, rise in interest rates, inflation, unemployment, and weakening consumer confidence;

•       Natural disasters, such as hurricanes, which may result in shortages of raw materials, higher fuel costs, and increase in insurance premiums;

•       Financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; and

•       Continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and worldwide economies.

Risks Relating to Our Industry

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and achieve market acceptance, we may experience a decrease in demand for our products, and our business could suffer.

One of our growth strategies is to continue to lead our industry in product innovation by enhancing existing products and by developing and marketing new products that respond to customer needs. Our sales from new products in the past have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete effectively with our competitors unless we can keep up with existing or new products in the markets in which we compete. Product development requires significant financial and other resources. Although in the past we have implemented lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, we cannot ensure that we will be able to continue to do so in the future. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, may be more effective with more features and/or less expensive than our products or render our products obsolete. Any new products that we may develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We face intense competition in all of our product lines, including some competitors that have greater resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include pricing, product innovation, quality and reliability, product support and customer service, warranty, reputation, distribution, shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some who have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products can face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Pricing has become an increasingly important competitive factor for a majority of our products. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and may expose us to penalties for non-compliance. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to a wide variety of international, federal, state and local laws, rules and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way we conduct our operations, and the failure to comply with these regulations could lead to fines and other penalties. Because we own and operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. We are currently involved in the evaluation and clean-up of a limited number of properties we either currently or previously owned. Although we do not expect that these current matters will have a material adverse effect on our consolidated financial position or operating results, our future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results. We are also subject to other international, federal and state laws, rules and regulations, the future non-compliance of which may harm our business or may adversely affect the demand for some of our products. For example, our residential products are subject to various United States statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The

European Union also recently adopted environmental directives that mandate the labeling, collection, and treatment of electrical and electronic equipment and bans the sale of electrical and electronic equipment containing certain hazardous substances. In addition, governmental restrictions placed on water usage as well as water availability may adversely affect demand for our irrigation products. Changes in laws and regulations, including changes in accounting standards, taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, also may adversely affect our operating results.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture and sale of our products expose us to significant risk of product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. While we instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately. If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, and higher warranty expense.

We are also subject to other litigation from time to time that could adversely affect our operating results or financial condition. For example, we are currently one of eight defendants in a purported class action in which the plaintiffs are alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. Even if the plaintiff’s claims are found to be without merit, we have incurred and may continue to incur substantial costs in defending the lawsuit. The lawsuit could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. Any adverse determination in the litigation could also result in material liability, which could harm our operating results and financial condition.

ITEM 2.            PROPERTIES

As of October 31, 2005, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.4 million square feet of space, which also included inactive facilities totaling approximately 0.4 million of square feet available for sale or subleasing. We also utilize 20.34 acres of land in California as a testing facility, 16.3 acres of land in Nebraska as a parking and testing facility, and 36.38 acres of land in Minnesota as a testing and storage facility. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2006. The following schedule outlines our significant facilities by location, ownership, and function as of October 31, 2005:

Location	Ownership	Products Manufactured / Use
Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, distribution center
Juarez, Mexico	Leased	Professional and residential products
Plymouth, WI	Owned	Professional and residential parts distribution center
Tomah, WI	Owned/Leased	Professional products and warehouse
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Baraboo, WI	Leased	Professional and residential finished goods distribution center
Beatrice, NE	Owned	Professional products, office, and test facility
Riverside, CA	Owned/Leased	Office and test facility
Lakeville, MN	Leased	Residential finished goods distribution center
Lincoln, NE	Leased	Professional products warehouse
Hertfordshire, United Kingdom	Owned	Professional and residential products and warehouse, office
Shakopee, MN	Owned	Components for professional and residential products
Beverley, Australia	Owned	Professional products, office and finished goods distribution center
El Cajon, CA	Owned	Professional and residential products and warehouse, office
Brooklyn Center, MN	Leased	Distribution facility
Capena, Italy	Leased	Distribution facility
Oevel, Belgium	Owned	Distribution facility
Hazelwood, MO	Leased	Distribution facility
Braeside, Australia	Leased	Distribution facility
Sandford, FL	Leased	Professional products
Itasca, IL	Leased	Distribution facility

ITEM 3.            LEGAL PROCEEDINGS

We are party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a materially adverse effect on our consolidated operating results or financial condition. Further, we maintain insurance against some product liability losses.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. An attempt at mediation in October 2005 was unsuccessful, and the company expects the stay of discovery to be lifted so that various procedural motions may be determined. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, an accrual has not been established for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s operating results for a particular period.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated as executive officers of the company, including their age and position with the company as of December 16, 2005 and positions held by them during the last five or more years. Officers are elected by the Board of Directors or appointed by the Chief Executive Officer annually. All executive officers listed below are subject to Section 16 under the Securities Exchange Act of 1934, as amended.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years
Kendrick B. Melrose 65, Executive Chairman

Executive Chairman of the Board since March 2005. From December 1987 to March 2005, he served as Chairman of the Board and Chief Executive Officer. From December 1983 to December 1987, he served as Chief Executive Officer. On December 31, 2005, he will retire as an employee of The Toro Company but will continue to serve as Chairman of the Board.

Michael J. Hoffman 50, President and Chief Executive Officer

Chief Executive Officer since March 2005 and President since 2004. He also served as Chief Operating Officer from October 2004 to March 2005. From November 2002 to October 2004, he served as Group Vice President, Consumer, Exmark, Landscape Contractor, and International Businesses. From May 2001 to October 2002, he served as Group Vice President, Consumer, and Landscape Contractor Businesses. From May 2000 to May 2001, he served as Vice President and General Manager, Consumer Business.

William E. Brown, Jr. 44, Vice President and General Manager, Commercial Business	Vice President and General Manager, Commercial Business since February 2003. From September 2000 to January 2003, he served as General Manager, Landscape Contractor Business.
Philip A. Burkart 43, Vice President and General Manager, Irrigation Business	Vice President and General Manager, Irrigation Business since February 2003. From November 2000 to January 2003, he served as Vice President and General Manager, International Business.
Michael D. Drazan 48, Vice President, Corporate Information Services	Vice President, Corporate Information Services since March 2000.
Timothy A. Ford 43, Executive Vice President

Executive Vice President, Consumer, Exmark, Lawn-Boy, Landscape Contractor Business, Irrigation, Micro-Irrigation, Corporate Accounts, and Center for Advanced Technology since June 2005. From November 2002 to May 2005, he served as Group Vice President, Commercial, Irrigation, Agricultural Irrigation Businesses, Corporate Accounts, Distributor Businesses, and Center for Advanced Technology. From February 2002 to October 2002, he served as Vice President and General Manager, Commercial Business, Corporate Accounts, and Distributor Business Development. From August 2001 to January 2002, he served as Vice President and General Manager, Commercial Business.

Dennis P. Himan 61, Vice President and General Manager, International Business

Vice President and General Manager, International Business since February 2003. From January 2002 to January 2003, he served as Vice President and General Manager, Exmark Landscape Contractor Business. From August 1998 to December 2001, he served as Vice President and General Manager, Landscape Contractor Business.

Randy B. James 62, Vice President and Controller	Vice President and Controller since December 1988.
J. Lawrence McIntyre 63, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since July 1993.
Sandra J. Meurlot 57, Vice President, Operations

Vice President, Operations since November 2002. From September 2000 to February 2001, she served as Vice President/OMC and President, Boat Group at Outboard Marine Corporation, a manufacturer and marketer of marine engines, boats, and accessories.

Karen M. Meyer 55, Vice President, Administration	Vice President, Administration since August 1998.
Richard W. Rodier 45, General Manager, Landscape Contractor Business – Toro

General Manager, Landscape Contractor Business – Toro since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Toro. From November 1999 to January 2003, he served as Director of Grounds Marketing for the Commercial Business.

Mark B. Stinson 40, General Manager, Landscape Contractor Business – Exmark

General Manager, Landscape Contractor Business – Exmark since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Exmark. From July 1996 to January 2003, he served as Controller of Exmark Manufacturing.

Thomas M. Swain 52, General Manager, Consumer Business

General Manager, Consumer Business since November 2004. From February 2003 to October 2004, he served as Managing Director, Consumer Business. From November 1994 to January 2003, he served as Director of Marketing for the Consumer Business.

Stephen P. Wolfe 57, Vice President Finance, Treasurer and Chief Financial Officer	Vice President Finance, Treasurer and Chief Financial Officer since June 1997.

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

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Toro common stock is listed for trading on the New York Stock Exchange and trades under the symbol “TTC”. The high, low, and last sales prices for Toro common stock and cash dividends paid for each of the quarterly periods for fiscal 2005 and 2004 were as follows:

Fiscal year ended October 31, 2005[1]	First	Second	Third	Fourth
Market price per share of common stock –
High sales price	$41.425	$45.93	$49.02	$42.69
Low sales price	33.900	40.30	37.02	34.65
Last sales price	40.175	41.32	40.24	36.51
Cash dividends per share of common stock[2]	0.06	0.06	0.06	0.06

Fiscal year ended October 31, 2004[1]	First	Second	Third	Fourth
Market price per share of common stock –
High sales price	$25.500	$32.125	$35.825	$35.670
Low sales price	22.225	23.165	26.450	30.225
Last sales price	23.800	29.075	32.750	34.125
Cash dividends per share of common stock[2]	0.03	0.03	0.03	0.03

1    Per share data and sales prices have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

2    Future cash dividends will depend upon the company’s financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 41,898,463 and 45,036,658 shares outstanding as of October 31, 2005 and 2004, respectively.

Preferred Stock – 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

As of December 16, 2005, Toro had approximately 4,598 stockholders of record.

The following table sets forth information with respect to shares of common stock of the company purchased by the company during each of the three fiscal months ended October 31, 2005.

Period	Total Number of Shares Purchased[1,2]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1,2]
July 30, 2005 through August 26, 2005	600,000		$40.11	600,000	2,054,505
August 27, 2005 through September 23, 2005	144,796	[3]	38.33	144,796	1,909,709
September 24, 2005 through October 31, 2005	65,925		35.65	63,520	1,846,189
Total	810,721		$39.43	808,316

1    On September 30, 2004, the company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the company’s common stock (doubled from the original amount of 1,000,000 shares as a result of the stock split effective March 28, 2005) in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased 654,505 shares during the periods indicated under this program. There are no shares remaining for repurchase under this program.

2    On July 19, 2005, the company’s Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased 153,811 shares during the periods indicated under this program.

3    Includes 2,405 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $36.33 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 2,405 shares were not repurchased under any of the company’s repurchase programs, as described in footnotes 1 and 2 above.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
Fiscal years ended October 31	2005[1]	2004	2003	2002	2001
OPERATING RESULTS:
Net sales	$1,779,387	$1,652,508	$1,496,588	$1,399,273	$1,353,083
Net sales growth from prior year	7.7%	10.4%	7.0%	3.4%	1.1%
Gross profit percentage	34.6	35.9	35.8	34.7	34.0
Selling, general, and administrative expense as a percentage of net sales[3]	24.3	25.9	27.3	27.0	27.2
Earnings from operations[3]	$182,726	$165,225	$126,994	$98,965	$93,248
Interest expense	17,733	15,523	16,285	19,747	22,003
Earnings before accounting change[3]	114,082	102,666	81,620	59,931	50,448
As a percentage of net sales[3]	6.4%	6.2%	5.5%	4.3%	3.7%
Net earnings[3,4]	$114,082	$102,666	$81,620	$35,317	$50,448
Basic net earnings per share[2,3,4]	2.55	2.11	1.63	0.70	0.99
Diluted net earnings per share[2,3,4]	2.45	2.02	1.56	0.68	0.97
Return on average stockholders’ equity[3,4]	28.1%	23.5%	19.8%	9.8%	15.1%
SUMMARY OF FINANCIAL POSITION:
Total assets	$916,737	$932,100	$928,737	$845,853	$838,453
Working capital[5]	305,872	344,446	380,100	301,627	272,941
Long-term debt, including current portion	175,046	175,091	178,921	194,581	195,078
Stockholders’ equity	390,034	420,819	451,523	373,526	347,708
Debt to capitalization ratio	31.0%	29.5%	28.6%	34.4%	39.8%
OTHER STATISTICAL DATA:
Market price range –
High sales price[2]	$49.02	$35.825	$25.205	$16.0550	$12.5000
Low sales price[2]	33.90	22.225	15.075	10.4775	8.1875
Cash dividends per share of common stock[2]	$0.24	$0.12	$0.12	$0.12	$0.12
Average number of employees	5,185	5,164	5,367	5,395	5,380

1    The company’s consolidated financial statements include results of Hayter Limited from February 8, 2005, date of acquisition.

2    Per share data has been adjusted for all fiscal years presented to reflect two separate two-for-one stock splits effective on March 28, 2005 and April 1, 2003.

3    Fiscal 2002 earnings from operations include restructuring and other expense of $8.4 million and fiscal 2001 earnings from operations include restructuring and other income of $0.7 million, which was not combined with selling, general, and administrative expense.

4    Fiscal 2002 net earnings and basic and diluted net earnings per share data include the cumulative effect of a change in accounting principle of $24.6 million, $0.49 per basic share, and $0.48 per diluted share.

5    Working capital is defined as current assets less current liabilities.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

OVERVIEW

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products worldwide. Our products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products.

Financial Overview

Fiscal 2005 was another strong year with net sales growth of 7.7 percent and a double digit net earnings growth rate of 11.1 percent. Diluted net earnings per share also increased 21.3 percent in fiscal 2005 compared to fiscal 2004. Our after-tax return on net sales rose to 6.4 percent from 6.2 percent for fiscal 2004. Sales of most of our product lines were up mainly as a result of successful new products introduced within the past two years, the acquisition of Hayter Limited, strong international demand, select price increases, and favorable foreign currency exchange rates compared to the U.S. dollar. The following table sets forth, for the fiscal years indicated, net sales by segment and the related percent change from the prior fiscal year.

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2005 vs. 2004 % change
Professional	$ 1,145,361	$ 1,028,941	11.3%
Residential	583,291	554,334	5.2
Other	50,735	69,233	(26.7)
Total net sales	$ 1,779,387	$ 1,652,508	7.7%

Our financial condition remains strong with continued emphasis on asset management. This has allowed us to reinvest in product development, brand building, and new technologies. We doubled our fiscal 2005 quarterly cash dividend from the quarterly cash dividend paid in fiscal 2004 and recently increased our first quarter of fiscal 2006 quarterly cash dividend by 50 percent from the quarterly dividend paid in the first quarter of fiscal 2005. We also continued to repurchase shares of our common stock during fiscal 2005, which has reduced the number of our shares outstanding. This reduction has resulted in an increase of approximately $0.20 per diluted share in fiscal 2005 compared to fiscal 2004.

On March 15, 2005, our Board of Directors declared a two-for-one stock split of our common stock, effected in the form of a 100 percent stock dividend paid on April 12, 2005. As a result of this action, approximately 21.7 million shares were issued to stockholders of record as of March 28, 2005. This was the second stock split in the past three fiscal years. All references to the number of common shares and per common share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

Overall, fiscal 2005 was a good year and we believe we are in a position for yet another good year in fiscal 2006. Key drivers for our anticipated growth in fiscal 2006 will be the continued success of our product innovation, increased emphasis on growing our international business, developing integrated services with our product offering, focusing on markets that are underserved by our brands, and adapting to an ever-changing competitive marketplace by becoming a solutions provider. However, we will continue to keep a cautionary eye on the weather, world economies, field inventory levels, commodity prices, and other factors identified under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, which could cause our actual results to differ from our outlook.

Acquisition

On February 8, 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited (Hayter). Hayter designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, with annual sales of approximately $50 million. The acquisition of Hayter contributed 2.1 percent of our 7.7 percent net sales growth for fiscal 2005.

Initiative Accelerating our Future

Fiscal 2005 was the second year of our “6 + 8: Teamwork to the Top” initiative to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ending October 31, 2006. We have mobilized our global workforce to employ new tools and disciplines that are intended to drive innovation, eliminate waste, and add sustainable value. The focus areas of this initiative are:

Lean/No Waste. The same “Lean” methods and principles that are delivering measurable improvements in efficiency and profitability in our manufacturing environment are also being employed in our office environments to streamline work and eliminate waste. Project teams are forming throughout the organization to assess existing processes, increase cross-functional collaboration, and eliminate unnecessary steps that have little value. Combined, these efforts have made the organization more resilient and disciplined to reduce the impact of external factors like weather and global economic volatility.

Investing in Growth. In addition to increasing profitability, the “6 + 8” initiative has a second focus of driving stronger revenue growth through accelerated investments in innovative products and services, product branding, new technologies, and expansion in current and new markets. In fiscal 2005, we experienced significant growth in our international markets through the acquisition of Hayter in the United Kingdom and by strengthening our brand presence and relationships internationally. We will continue to redirect a portion of our Lean/No Waste savings to research new and better solutions that create market differentiation and address demands for innovative solutions, no matter where our customers live and work.

Strengthening Culture. Toro has a long-standing culture of people and performance values. These serve as a foundation for establishing a stronger mindset of continuous improvement and process discipline that will ensure we remain a viable and successful organization. To position us for the future, we are emphasizing four key values:  teamwork and partnership, communications, prevention, and building growth and profitability. We recognize that the collective contributions, energy, and commitment of our employees are the key factors in our success. Therefore, we will continue to invest in education, surveys, focus groups, and other methods to ensure all employees are engaged and committed to achieving our growth and profitability goals.

Leadership Transition

On February 17, 2005, the Board of Directors elected Michael J. Hoffman to the position of President and Chief Executive Officer effective on March 15, 2005. At the same time, Kendrick B. Melrose assumed his new role as Executive Chairman of the Board of Directors. On December 31, 2005, he will retire as an employee of The Toro Company but will continue to serve as Chairman of the Board.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to or reduce our earnings and materially affect financial trends. During fiscal 2005 and 2004, we experienced rising costs for steel, fuel, petroleum-based resins, and other commodities that reduced our gross margins and net earnings. With the exception of steel prices, which management believes have leveled, this trend is expected to continue into fiscal 2006, as increased worldwide demand and other factors are driving higher prices for commodities. To partially offset the higher commodity costs we are experiencing, we introduced select price increases on some products in fiscal 2005. We also generated and plan to continue to generate cost savings through ongoing cost reduction efforts as we continued to implement lean methods and processes in our plants and offices.

Effective November 1, 2004, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment,” which resulted in a benefit to net earnings of $1.4 million or $0.04 per diluted share. However, if we had applied the provisions of SFAS No. 123R during fiscal 2004, diluted net earnings per share would have increased by $0.05 per share to $2.07 per share for fiscal 2004. Additional information is presented in Item 8, Notes to Consolidated Financial Statements in Note 1 under the section entitled “Stock-Based Compensation” and in Note 10, “Stock-Based Compensation Plans.”

While these items are important in understanding and evaluating our financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact on financial trends. A complete understanding of these transactions is necessary in order to evaluate the likelihood that financial trends will continue.

RESULTS OF OPERATIONS

Fiscal 2005 net earnings were $114.1 million compared to $102.7 million in fiscal 2004, an increase of 11.1 percent. Fiscal 2005 net earnings per diluted share were $2.45, an increase of 21.3 percent over $2.02 per diluted share in fiscal 2004. The primary factors contributing to the net earnings increase were higher net sales, lower incentive compensation expense, and improved leveraging of selling, general, and administrative expense. However, the growth in fiscal 2005 net earnings relative to fiscal 2004 was somewhat tempered by higher costs for steel, resin, and other commodities.

Fiscal 2004 net earnings were $102.7 million compared to $81.6 million in fiscal 2003, an increase of 25.8 percent. Fiscal 2004 net earnings per diluted share were $2.02, an increase of 29.5 percent over $1.56 per diluted share in fiscal 2003. The primary factors contributing to the net earnings increase were higher sales volumes and improved leveraging of selling, general, and administrative expense.

The following table summarizes the results of operations as a percentage of net sales.

Fiscal years ended October 31	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.4)	(64.1)	(64.2)
Gross profit	34.6	35.9	35.8
Selling, general, and administrative expense	(24.3)	(25.9)	(27.3)
Interest expense	(1.0)	(0.9)	(1.1)
Other income, net	0.3	0.2	0.7
Provision for income taxes	(3.2)	(3.1)	(2.6)
Net earnings	6.4%	6.2%	5.5%

d

As we enter fiscal 2006, we anticipate a strong year of net sales and earnings growth due to the introduction of new products and expected continued growth in our international businesses. Net sales are expected to increase at an annual rate of 8 percent in fiscal 2006, which excludes any benefit from potential future acquisitions, and diluted net earnings per share are expected to grow at an annual rate of 12 to 15 percent over fiscal 2005.

Fiscal 2005 Compared With Fiscal 2004

Net Sales. Worldwide net sales in fiscal 2005 were $1,779.4 million compared to $1,652.5 million in fiscal 2004, an increase of 7.7 percent. Factoring out the effect of our southeastern-based distributor sold in October 2004, our southwestern-based distributor sold in November 2004, and the additional sales from our acquisition of Hayter in February 2005, net sales increased 6.9 percent in fiscal 2005 compared to fiscal 2004. Net sales growth was primarily driven by:

•       Strong international net sales that grew 29.1 percent as a result of the acquisition of Hayter as well as increased demand and new products introduced within the past two years, particularly in the golf and residential markets.

•       Increased shipments to the golf and grounds and sports fields markets due to the success of introducing new products and strong retail demand.

•       Higher shipments of new Lawn-Boy products due to additional placement in the home center distribution channel.

•       Select price increases on some products.

•       Favorable currency rates that contributed approximately 1 percent of the net sales growth for fiscal 2005. Disregarding currency effects, international net sales were up 23.8 percent for fiscal 2005.

Somewhat offsetting the factors contributing to our net sales growth was a decline in domestic residential segment net sales for most product lines primarily as a result of strong competition and unfavorable weather conditions in key domestic markets.

Looking ahead, we expect net sales to grow at an annual rate of 8 percent in fiscal 2006 compared to the net sales reported in fiscal 2005, which excludes any benefit from potential future acquisitions, driven primarily by the introduction of new products, continued growth in our international businesses, and select price increases introduced on some products.

Gross Profit. Gross profit as a percentage of net sales decreased by 1.3 percentage points from 35.9 percent in fiscal 2004 to 34.6 percent in fiscal 2005. This decline was mainly the result of the following factors:

•       Higher costs for steel, steel-based component parts, resin, and other commodities.

•       Increased sales of lower margin products, including the impact of Hayter product sales that carry lower margins.

•       Higher excess and obsolescence parts inventory expense.

•       The Hayter acquisition that negatively impacted gross margins due to the purchase accounting effect of recording the fair value of the inventory acquired as the inventory was sold.

•       Increased outbound freight costs due mainly to higher fuel costs.

Somewhat offsetting those negative factors were:

•       Price increases introduced on some products.

•       Cost reduction efforts, including ongoing benefits from past and continuing profit improvement initiatives.

Looking ahead, gross profit as a percentage of net sales for fiscal 2006 compared to fiscal 2005 is expected to slightly improve. We anticipate benefits from ongoing profit improvement initiatives driven by our emphasis on lean manufacturing, and select price increases will offset anticipated higher costs of commodities.

Selling, General, and Administrative Expense (SG&A). SG&A expense in dollars increased 1.1 percent from fiscal 2004. SG&A expense as a percentage of net sales decreased to 24.3 percent in fiscal 2005 compared to 25.9 percent in fiscal 2004. The decrease in SG&A expense as a percentage of net sales was due primarily to the following factors:

•       Lower incentive compensation expense in fiscal 2005 compared to fiscal 2004 as a result of the exceptional financial performance last year relative to the established incentive goals as well as the impact of adopting SFAS No. 123R in fiscal 2005. In fiscal 2004, we accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), which resulted in higher compensation expense for our Performance Share Plan due to the increase in our stock price during fiscal 2004.

•       Reduced warranty expense due to lower costs for major product modifications in fiscal 2005 compared to fiscal 2004 as well as continued lower claims experience on certain product lines.

•       Leveraging the fixed portion of SG&A costs over higher sales volumes.

Somewhat offsetting those cost decreases were:

•       Increased investments in engineering, marketing, and information systems as part of our “6 + 8” initiative.

•       Higher administrative expenses, mainly from increased costs related to Sarbanes-Oxley Act of 2002 compliance and higher bad debt expense due mainly to a recovery in fiscal 2004 of a previously written off note receivable.

Looking ahead, SG&A expense in dollars is expected to increase, and as a percentage of net sales, SG&A expense is expected to remain the same or slightly increase in fiscal 2006 compared to fiscal 2005 as we continue to accelerate our investments in engineering and brand marketing as part of our “6 + 8” initiative.

Interest Expense. Interest expense for fiscal 2005 increased 14.2 percent compared to fiscal 2004 due primarily to higher average levels of short-term debt as a result of increased stock repurchases and the acquisition of Hayter, as well as higher average interest rates.

Looking ahead, interest expense is expected to increase as a result of anticipated higher average interest rates. We also anticipate average debt levels to increase over fiscal 2005 due to the borrowings associated with the purchases of our common stock and the acquisition of Hayter during fiscal 2005, as well as expected higher working capital levels to support anticipated increased sales volumes for fiscal 2006.

Other Income, Net. Other income, net consists mainly of interest income, financing income, royalty income, litigation settlements and recovery, currency exchange rate gains and losses, and equity losses from investments. Other income, net for fiscal 2005 increased $1.7 million compared to fiscal 2004. This increase was due mainly to lower litigation settlement expense in fiscal 2005 compared to fiscal 2004.

Provision for Income Taxes. The effective tax rate for fiscal 2005 was unchanged from 33.0 percent in fiscal 2004.

Looking ahead, the tax rate for fiscal 2006 is expected to be 33.0 percent or slightly higher. The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law, including a phased elimination of the extra-territorial income (ETI) exclusion and the addition of a domestic manufacturing benefit. The ETI exclusion for foreign sales will be phased out over two years beginning in 2005. The deduction for income from qualified domestic production activities will be phased-in from 2005 through 2010. Similar to the ETI benefit, the domestic manufacturing benefit has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the federal income tax return. We anticipate the net effect of the phase-out of the ETI and the phase-in of this new deduction should result in no material impact on our effective tax rate for fiscal 2006.

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

•       Higher company-owned distribution sales as a result of strong demand and improved economic conditions.

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

Selling, General, and Administrative Expense (SG&A). SG&A expense in dollars increased 4.7 percent from fiscal 2003. SG&A expense as a percentage of net sales decreased to 25.9 percent in fiscal 2004 compared to 27.3 percent in fiscal 2003. The decrease in SG&A expense as a percentage of net sales was due primarily to leveraging fixed SG&A costs over higher sales volumes as well as the following other factors:

•       A decline in bad debt expense due mainly to the recovery of a previously written off note receivable.

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

•       Higher incentive compensation costs due to the significant improvement in our financial performance, on which incentive compensation is based. In addition, the increase in Toro’s stock price during fiscal 2004 also contributed to higher compensation expense for our Performance Share Plan. See Note 1, section entitled “Stock-Based Compensation” of the notes to consolidated financial statements for additional information.

Interest Expense. Interest expense for fiscal 2004 declined 4.7 percent compared to fiscal 2003 due primarily to lower average debt levels as we used earnings to finance operating activities and pay down debt.

Other Income, Net. Other income, net for fiscal 2004 decreased $6.7 million compared to fiscal 2003. This decrease was due mainly to the following factors:

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

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 12 of the notes to consolidated financial statements, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of company-owned distributor operations in the United States, corporate activities, and financing functions. Effective the beginning of fiscal 2005, we combined our former distribution segment with the other segment because our distribution segment no longer met the quantitative thresholds for separate reporting as an operating segment for all periods presented. Prior periods have been reclassified to conform to the current fiscal year presentation. Operating earnings for each of our two business segments is defined as earnings from operations plus other income, net. Operating losses for our third “other” segment includes earnings (loss) from domestic wholly owned distribution company operations, corporate activities, including corporate financing activities, other income, and interest expense.

The following information provides perspective on our business segments’ net sales and operating results.

Professional

Professional segment net sales represented 64 percent of consolidated net sales for fiscal 2005, and 62 percent of consolidated net sales in fiscal 2004 and 2003. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2005	2004	2003
Net sales	$ 1,145.4	$ 1,028.9	$ 929.4
% change from prior year	11.3%	10.7%	7.8%
Operating earnings	$ 207.4	$ 173.1	$ 146.8
As a percent of net sales	18.1%	16.8%	15.8%

Net Sales. Worldwide net sales for the professional segment in fiscal 2005 were up 11.3 percent compared to fiscal 2004 as a result of the following factors:

•       Worldwide shipments of most product lines were up driven primarily by our success in introducing new products within the past two years.

•       Significantly higher international net sales as a result of the acquisition of Hayter, strong demand in the golf market, and a weaker U.S. dollar.

•       Price increases introduced on some products.

Field inventory levels for professional segment equipment, mainly landscape contractor equipment, were higher as of the end of fiscal 2005 compared to the end of fiscal 2004 as a result of the introduction of new products, new dealers, and slower than expected retail demand in the last half of fiscal 2005 for certain products.

Worldwide net sales for the professional segment in fiscal 2004 were up 10.7 percent compared to fiscal 2003. Worldwide shipments of most product lines increased due to the successful introduction of new products, strong demand for landscape contractor equipment, and overall improved economic conditions that resulted in strong retail demand in most of our businesses. International professional segment net sales were up significantly due to strong demand, the successful introduction of new products, and a weaker U.S. dollar.

Looking ahead, net sales for the professional segment are expected to grow in fiscal 2006 compared to fiscal 2005 because we expect new products to be well received and anticipate continued growth in international markets. In addition, we introduced price increases for some 2006 products that should also contribute to the net sales growth in fiscal 2006.

Operating Earnings. Operating earnings for the professional segment in fiscal 2005 increased 19.8 percent compared to fiscal 2004. Expressed as a percentage of net sales, professional segment operating margins increased to 18.1 percent compared to 16.8 percent in fiscal 2004. The following factors impacted professional segment operating earnings:

•       Higher gross margins in fiscal 2005 compared to fiscal 2004 due to cost reduction efforts from profit improvement initiatives, price increases on some products, increased sales of higher margin products, and lower manufacturing costs from increased plant utilization. However, higher steel and other commodity costs somewhat tempered the increase in gross margin and operating earnings.

•       Lower SG&A expense as a percentage of net sales also contributed to the operating earnings improvement as we leveraged the fixed portion of SG&A costs over higher sales volumes.

Operating earnings for the professional segment in fiscal 2004 increased 18.0 percent compared to fiscal 2003. Expressed as a percentage of net sales, professional segment operating margin increased to 16.8 percent in fiscal 2004 compared to 15.8 percent in fiscal 2003. The operating profit improvement was due mainly to lower SG&A expense as a percentage of net sales due to leveraging the fixed portion of SG&A costs over higher sales volumes and a slight increase in gross margin in fiscal 2004 compared to fiscal 2003. Somewhat offsetting the operating earnings improvement was lower other income in fiscal 2004 as we recognized a gain from a legal settlement in fiscal 2003.

Looking ahead, professional segment earnings are anticipated to improve in fiscal 2006 compared to fiscal 2005 due to expected sales growth, slight improvement in gross margins, and additional leveraging of SG&A costs.

Residential

Residential segment net sales represented 33 percent of consolidated net sales for fiscal 2005, and 34 percent of consolidated net sales for fiscal 2004 and 2003. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2005	2004	2003
Net sales	$ 583.3	$ 554.3	$ 506.5
% change from prior year	5.2%	9.5%	6.8%
Operating earnings	$ 50.2	$ 61.8	$ 55.5
As a percent of net sales	8.6%	11.1%	11.0%

Net Sales. Worldwide net sales for the residential segment in fiscal 2005 were up 5.2 percent compared to fiscal 2004 as a result of the following factors:

•       Significantly higher international net sales as a result of the acquisition of Hayter, introduction of new products, and a weaker U.S. dollar.

•       Increased shipments of walk power mowers, led by new Lawn-Boy products as a result of expanded placement in the home center distribution channel. However, domestic shipments of Toro walk power mowers declined due mainly to a shift of some sales to the new line of Lawn-Boy walk power mowers.

Somewhat offsetting those positive factors were:

•       Lower riding product and electric blower product shipments due to continued strong competition.

•       A decline in retail irrigation product sales sold through the home center distribution channel due to unfavorable weather conditions in key domestic markets.

Worldwide net sales for the residential segment in fiscal 2004 were up by 9.5 percent compared to fiscal 2003. Snow thrower net sales were up due to customer acceptance of new products and strong demand as a result of heavy snowfalls in key markets during the 2003-2004 winter season that depleted field inventory levels. Sales of walk power mowers were also up due to the introduction of new models and strong retail demand. International net sales benefited from a weaker U.S. dollar and increased shipments of Pope products in Australia.

Looking ahead, residential segment net sales are expected to increase in fiscal 2006 compared to fiscal 2005 led by anticipated growth in domestic riding product sales and international markets.

Operating Earnings. Operating earnings for the residential segment in fiscal 2005 decreased 18.8 percent compared to fiscal 2004. Expressed as a percentage of net sales, residential segment operating margins declined to 8.6 percent compared to 11.1 percent in fiscal 2004. The following factors impacted residential segment operating earnings:

•       Lower gross margin as a result of higher costs for commodities combined with minimal price increases due to competitive conditions, increased sales of lower margin products, higher manufacturing costs from lower plant utilization as we curtailed production to reduce inventory levels, and lower gross margins from sales of Hayter products.

•       Lower SG&A expense as a percentage of net sales due to reduced warranty expense for major product modifications in fiscal 2005 compared to fiscal 2004 as well as lower claims experience.

Operating earnings for the residential segment in fiscal 2004 increased 11.4 percent compared to fiscal 2003. Expressed as a percentage of net sales, residential segment operating margins increased slightly to 11.1 percent compared to 11.0 percent in fiscal 2003 mainly as a result of leveraging SG&A costs over higher sales volumes. This was somewhat offset by lower gross margin as a result of higher steel and other commodity costs and increased freight expense.

Looking ahead, residential segment earnings are expected to improve due to price increases on selected products and anticipated improved profitability in our international business.

Other

(Dollars in millions) Fiscal years ended October 31	2005	2004	2003
Net sales	$ 50.7	$ 69.2	$ 60.7
% change from prior year	(26.7)%	14.1%	(3.1)%
Operating loss	$ (87.3)	$ (81.7)	$ (81.3)

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales in fiscal 2005 decreased 26.7 percent compared to fiscal 2004 due to the sale of two distribution companies in the fourth calendar quarter of 2004.

The other segment net sales in fiscal 2004 increased 14.1 percent compared to fiscal 2003. This increase was due primarily to higher sales from our company owned distributorships as a result of strong demand for commercial equipment and irrigation products and the addition of sales from a southeastern-based distributorship acquired during fiscal 2003.

Operating loss. Operating loss for the other segment in fiscal 2005 increased by 6.9 percent compared to fiscal 2004. This loss increase was primarily the result of higher administrative expenses, mainly for information systems and Sarbanes-Oxley Act of 2002 compliance costs, and higher interest expense, somewhat offset by lower incentive compensation costs, as previously described.

Operating loss for the other segment in fiscal 2004 was slightly up by 0.4 percent compared to fiscal 2003. This loss increase was due to higher incentive compensation expenses, increased spending for information systems, higher litigation costs, and the fact that fiscal 2003 was favorably impacted by a reduction of the gross profit elimination percentage due to a change in estimate applied to the ending Toro inventory at our company-owned distributors. Those increases were somewhat offset by lower bad debt expense and costs for distributor changes in fiscal 2003 that did not occur in fiscal 2004 as well as higher operating earnings for our company-owned distributors.

FINANCIAL CONDITION

Working Capital

Our financial condition remains strong. Our average working capital for fiscal 2005 was $309.2 million compared to $376.3 million in fiscal 2004, a decrease of 17.8 percent. This decrease was due mainly to higher average short-term debt and accrued liabilities and lower average cash and cash equivalents, somewhat offset by higher average receivables and inventory levels in fiscal 2005 compared to fiscal 2004. The acquisition of Hayter added $9.7 million of average incremental working capital for fiscal 2005.

The following table highlights several key measures of our working capital performance.

(Dollars in millions)
Fiscal years ended October 31	2005		2004
Average cash and cash equivalents	$31.7		$57.5
Average short-term debt	63.4		6.1
Average inventories, net	260.5		246.6
Average receivables, net	374.0		343.9
Average days outstanding for receivables	77		76
Inventory turnover	4.47	x	4.30	x

Average short-term debt increased in fiscal 2005 compared to fiscal 2004 primarily because we purchased Hayter and continued our emphasis on repurchasing shares of our common stock during fiscal 2005, which also resulted in lower average cash and cash equivalents in fiscal 2005 compared to fiscal 2004. The increase in average receivables, net was due primarily to the acquisition of Hayter that added $8.6 million of average incremental accounts receivable and higher sales volumes. Average days outstanding for receivables slightly increased to 77 days in fiscal 2005 compared to 76 days in fiscal 2004 due primarily to an increase in international receivables that have longer average terms.

Average net inventories increased 5.7 percent due mainly to the acquisition of Hayter that added $9.1 million of average incremental inventory. Average inventory turnover improved 4.0 percent in fiscal 2005 compared to fiscal 2004. This favorable change was driven by efforts to improve asset management.

We expect that average receivables and inventory levels in fiscal 2006 will increase compared to fiscal 2005 due to higher planned sales volumes. We anticipate both average days outstanding for receivables and average inventory turnover to slightly improve in fiscal 2006 compared to fiscal 2005 as we continue our efforts to improve asset utilization.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2005 capital expenditures of $37.4 million were 8.3 percent lower compared to fiscal 2004. This decline was due primarily to production equipment and tooling expenditures in fiscal 2004 for new products we introduced within the past two years. Capital expenditures for fiscal 2006 are planned to be approximately $3 to $8 million higher than fiscal 2005 as we plan to invest in manufacturing equipment, tooling for new products, and information service technology.

Long-term assets as of October 31, 2005 were $269.7 million compared to $263.6 million as of October 31, 2004, an increase of 2.3 percent. This increase was due to the acquisition of Hayter, which resulted in the addition of $3.1 million of goodwill and $3.6 of net intangible assets. See Note 2, “Business Acquisitions and Divestures”, in the notes to consolidated financial statements for further information.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions)
Fiscal years ended October 31	2005	2004
Short-term debt	$0.3	$1.1
Long-term debt, including current portion	175.0	175.1
Stockholders’ equity	390.0	420.8
Debt to capitalization ratio	31.0%	29.5%

Our debt to capitalization ratio was higher in fiscal 2005 compared to fiscal 2004 due mainly to a decrease in stockholders’ equity as a result of the significant amount of our common stock repurchases in fiscal 2005.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements, coupled with forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, acquisitions, debt repayments, dividend payments, and stock repurchases for at least the next twelve months.

Each quarter in fiscal 2005, our Board of Directors approved a cash dividend of $0.06 per share, which was double our cash dividend of $0.03 per share paid each quarter in fiscal 2004. Our Board of Directors recently increased our first quarter of fiscal 2006 quarterly cash dividend by 50 percent to $0.09 per share from the quarterly dividend paid in the first quarter of fiscal 2005.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2005	2004	2003
Operating activities	$174.0	$175.3	$116.0
Investing activities	(68.4)	(38.3)	(40.5)
Financing activities	(154.4)	(156.4)	(28.1)
Effect of exchange rates on cash	(0.6)	(0.1)	0.1
Net cash (used) provided	$(49.4)	$(19.5)	$47.5
Cash and cash equivalents as of fiscal year end	$41.4	$90.8	$110.3

Cash Flows Provided by Operating Activities. Our primary source of funds is cash generated from operations. In fiscal 2005, cash provided by operating activities slightly decreased by 0.7 percent from fiscal 2004. The increase in net earnings and depreciation was offset by changes in working capital.

Cash Flows Used in Investing Activities. Capital expenditures and acquisitions are primary uses of capital resources. Cash used in investing activities increased by 78.7 percent due mainly to cash utilized for the purchase of Hayter, somewhat offset by lower purchases of property, plant, and equipment in fiscal 2005 compared to fiscal 2004, as discussed previously.

Cash Flows Used in Financing Activities. Cash used in financing activities was slightly lower by 1.3 percent in fiscal 2005 compared to fiscal 2004. This was primarily driven by higher levels of funds used to purchase our common stock last fiscal year. Refer to section “Share Repurchase Plan” below for additional details. This decline was somewhat offset by higher dividends paid on Toro common stock and lower proceeds in fiscal 2005 from the exercise of stock options.

Credit Lines and Other Capital Resources

Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in October 2010. We also have a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $16.4 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $63.4 million in fiscal 2005 compared to $6.1 million in fiscal 2004, an increase of $57.3 million. This increase was primarily attributable to financing shares of our common stock repurchased during fiscal 2005 and 2004 and the purchase of Hayter. As of October 31, 2005, we had $264.1 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of October 31, 2005, and expect to be in compliance with all covenants during fiscal 2006. Our credit agreements require compliance with all of the covenants defined in the agreements. If we were out of compliance with any debt covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt is rated by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3, which is unchanged from the past fiscal year.

Share Repurchase Plan

During fiscal 2005, we continued our emphasis on repurchasing shares of our common stock as a means of utilizing excess cash and reducing our shares outstanding. In addition, our repurchase programs provide shares for use in connection with our equity compensation programs. In July 2005, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock in open-market transactions or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by our Board of Directors at any time. As of October 31, 2005, 1,846,189 shares remained authorized for repurchase.

The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2005	2004	2003
Shares of common stock purchased	3,922,805	5,270,814	866,690
Cost to repurchase common stock	$157.0	$169.8	$18.7
Average price paid per share	$40.02	$32.22	$21.61

Off-Balance Sheet Arrangements and
Contractual  Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to our customer financing activities, inventory purchase commitments, operating lease commitments, and currency contracts disclosed in the contractual obligations table below. Moreover, it is not our normal policy to issue guarantees to third parties.

Wholesale Financing. Toro Credit Company (TCC), a wholly owned financing subsidiary, provides financing for our North American Toro distributors and approximately 200 of our domestic dealers for select products that we manufacture. Independent North American Toro and Exmark distributors and dealers that do not finance through TCC generally finance their inventories with third party financing companies. All outstanding receivables of TCC are reflected in the consolidated balance sheets of the company.

TCC and other third party financing companies purchase selected receivables from us and our distributors and dealers for extended periods that assists our distributors and dealers in carrying representative inventories of products. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. We retain a security interest in the distributors’ and dealers’ inventories, and make periodic physical checks of those inventories. Under the sales terms to distributors and dealers, finance charges are applied to outstanding balances from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale, until payment is received by TCC or the third party finance company. Rates are generally fixed or based on the prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.

Third party financing companies purchased $451.2 million of receivables of our financed products during fiscal 2005. The outstanding receivable balance owed from our distributors and dealers to third party financing companies was $163.0 million as of October 31, 2005. Our maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $0.6 million as of October 31, 2005. We also enter into limited inventory repurchase agreements with third party financing companies. As of October 31, 2005, we were contingently liable to repurchase up to $3.5 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies over the past three years. However, a decline in retail sales could cause this situation to change and thereby require us to repurchase financed product.

End-User Financing. We have agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers in North America and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. Under the terms of these agreements, we could be contingently liable for a portion of the credit collection and residual value risk on the underlying equipment financed under this program. Our maximum exposure for credit collection and residual value as of October 31, 2005 was $10.8 million. We have established a reserve for our estimated exposure related to this program.

In fiscal 2005, we entered into an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10.0 million at any time. As of October 31, 2005, the company had sold $0.5 million of receivables and notes under the terms of this agreement.

In the normal course of business, we have arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, our company-owned distributorships also guarantee the residual value at the end of leases with third-party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2005 was $3.0 million. None of these other arrangements require any additional material financial involvement by us.

Termination of our end-user financing arrangements, any material change to the terms in the financing arrangements, availability of credit for our customers, or any delay in securing replacement credit sources could have a material impact on our future operating results; however, we do not anticipate those events are likely to occur.

Distributor Financing. From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or to facilitate ownership changes. As of October 31, 2005 and 2004, we had loaned $9.5 million and $11.8 million, respectively, to several distribution companies, which is included in other current and long-term assets on the consolidated balance sheets. The decrease of $2.3 million was mainly the result of repayments on these loans.

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

Contractual Obligations. The following table summarizes our contractual obligations as of October 31, 2005.

	Payments Due By Period
(Dollars in thousands)	Less Than	1-3	3-5	More than
Contractual Obligation	1 Year	Years	Years	5 Years	Total
Long-term debt	$46	$75,000	$–	$100,000	$175,046
Purchase obligations	2,051	–	–	–	2,051
Operating leases	13,808	17,762	3,831	396	35,797
Currency contracts	7,869	–	–	–	7,869
Total	$23,774	$92,762	$3,831	$100,396	$220,763

As of October 31, 2005, we also had $10.1 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts.

Market Risk

Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our stock. Additional information is presented in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14 of the notes to the consolidated financial statements.

Inflation

We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel, steel-based component parts, fuel, petroleum-based resins, and other commodities during fiscal 2005 and 2004 that had a negative impact on our gross margins and net earnings. In fiscal 2006, we expect average prices of steel to moderate; however, we anticipate average prices paid for fuel, petroleum-based resins, and other commodities to increase in fiscal 2006 compared to fiscal 2005. We will attempt to mitigate the impact of these anticipated increases in commodity costs and other inflationary pressures by actively pursuing internal cost reduction efforts, introducing price increases on some products, and vendor negotiations.

Acquisition, Investment in Affiliate, and Divestitures

In fiscal 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter. Hayter designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, with annual sales of approximately $50 million.

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

Our significant accounting policies are described in Note 1 of the notes to the consolidated financial statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings. As of October 31, 2005, we had $61.4 million accrued related to future estimated warranty claims.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of October 31, 2005, we had $2.3 million reserved against our accounts and notes receivable.

New Accounting Pronouncements to be Adopted

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FASB Interpretation No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement are conditional on a future event. We adopted the provisions of FASB Interpretation No. 47 on November 1, 2005, as required, and the adoption of this Interpretation is not expected to have a material impact to our fiscal 2006 consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We evaluated the provisions of SFAS No. 151 and adopted it on November 1, 2005, as required. The adoption of SFAS No. 151 is not expected to have an impact on our future fiscal year results; however, results between quarterly periods will be impacted due to a change in the timing of recording certain manufacturing costs.

The following table illustrates the estimated impact on net earnings per diluted share by quarter in fiscal 2005 if we had adopted SFAS No. 151 in fiscal 2005:

Fiscal quarter	Increase (Decrease)
First	$0.01
Second	(0.02)
Third	(0.01)
Fourth	0.02

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the use of a variety of derivative financial instruments. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit denominated in foreign currencies. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During fiscal 2005, 2004, and 2003, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $3.0 million, $7.1 million, and $4.3 million, respectively. The gain treated as a reduction to cost of sales for contracts to hedge inventory purchases was $1.3 million for fiscal 2005, and the loss treated as an increase to cost of sales for contracts to hedge inventory purchases was $0.3 million for fiscal 2003.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2006. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of October 31, 2005 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Gain
Buy U.S. $/Sell Canadian dollar	0.8278	$2,897.5	$(75.6)	$–
Buy U.S. $/Sell Australian dollar	0.7560	37,169.8	107.4	277.3
Buy U.S. $/Sell Euro	1.2285	63,164.0	730.4	381.3
Buy U.S. $/Sell British pound	1.7812	14,427.7	–	87.0
Buy Mexican peso/ Sell U.S. $	11.0563	7,868.8	69.1	–

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 31, 2005, our financial liabilities with exposure to changes in interest rates consisted mainly of $0.3 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant including the average balance of short-term debt outstanding during fiscal 2005, interest expense would have increased $0.6 million in fiscal 2005. Included in long-term debt is $175.0 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2005, the estimated fair value of long-term debt with fixed interest rates was $191.5 million compared to its carrying value of $175.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

Commodity Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with steel, aluminum, fuel, petroleum-based resin, and linerboard. Further information regarding rising prices for steel, fuel, and other commodities is presented in Item 7, section entitled “Inflation.”

We utilize well-defined financial contracts in the normal course of operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of natural gas, which meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. The company’s manufacturing facilities enter into these fixed-price contracts for approximately 70 to 80 percent of their monthly anticipated usage.

Equity Price Risk. The trading price volatility of Toro common stock impacts compensation expense related to our stock-based compensation plans. Further information is presented in Note 10 of the notes to the consolidated financial statements regarding our stock-based compensation plans.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for the Toro Company and its subsidiaries. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2005.

The scope of management’s assessment of the effectiveness of internal control over financial reporting did not include Hayter Limited (Hayter), a business acquired on February 8, 2005. Hayter constituted approximately 4.0 percent of the Company’s total assets as of October 31, 2005, and approximately 2.0 percent of the Company’s net sales for the fiscal year ended October 31, 2005.

KPMG LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and, based on that audit, issued the report which is included herein.

/s/ Michael J. Hoffman
President and Chief Executive Officer
/s/ Stephen P. Wolfe
Vice President, Treasurer and Chief Financial Officer

Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Stockholders and Board of Directors
The Toro Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Toro Company and its subsidiaries (the Company) maintained effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Toro Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that The Toro Company and its subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Toro Company and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

The Toro Company acquired Hayter Limited (Hayter) during fiscal 2005, and management excluded from its assessment of the effectiveness of The Toro Company’s internal control over financial reporting as of October 31, 2005, Hayter’s internal control over financial reporting associated with total assets of $36.8 million and total revenues of $34.7 million included in the consolidated financial statements of The Toro Company and subsidiaries as of and for the fiscal year ended October 31, 2005. Our audit of internal control over financial reporting of The Toro Company also excluded an evaluation of the internal control over financial reporting of Hayter.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Toro Company and its subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the years in the three year period ended October 31, 2005, and our report dated December 22, 2005, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 22, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the years in the three year period ended October 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a) 2. These consolidated financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on November 1, 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Toro Company’s internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 22, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota

December 22, 2005

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2005	2004	2003
Net sales	$1,779,387	$1,652,508	$1,496,588
Cost of sales	1,164,021	1,059,438	961,129
Gross profit	615,366	593,070	535,459
Selling, general, and administrative expense	432,640	427,845	408,465
Earnings from operations	182,726	165,225	126,994
Interest expense	(17,733)	(15,523)	(16,285)
Other income, net	5,279	3,531	10,209
Earnings before income taxes	170,272	153,233	120,918
Provision for income taxes	56,190	50,567	39,298
Net earnings	$114,082	$102,666	$81,620
Basic net earnings per share of common stock	$2.55	$2.11	$1.63
Diluted net earnings per share of common stock	$2.45	$2.02	$1.56
Weighted average number of shares of common stock outstanding – Basic	44,714	48,728	49,997
Weighted average number of shares of common stock outstanding – Dilutive	46,539	50,766	52,298

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2005	2004
ASSETS
Cash and cash equivalents	$41,402	$90,756
Receivables, net:
Customers (net of $1,849 and $2,195 as of October 31, 2005 and 2004, respectively, for allowance for doubtful accounts)	288,599	275,810
Other	7,084	4,767
Total receivables, net	295,683	280,577
Inventories, net	235,347	227,200
Prepaid expenses and other current assets	16,084	16,931
Deferred income taxes	58,558	53,064
Total current assets	647,074	668,528
Property, plant, and equipment, net	167,277	164,665
Other assets	15,737	18,652
Goodwill	81,197	78,055
Other intangible assets, net	5,452	2,200
Total assets	$916,737	$932,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$46	$45
Short-term debt	325	1,099
Accounts payable	87,952	87,147
Accrued liabilities:
Warranty	61,385	60,988
Advertising and marketing programs	48,367	41,973
Compensation and benefit costs	80,798	75,101
Income taxes	14,462	8,512
Other	47,867	49,217
Total current liabilities	341,202	324,082
Long-term debt, less current portion	175,000	175,046
Long-term deferred income taxes	872	3,837
Deferred revenue and other long-term liabilities	9,629	8,316
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 41,898,463 shares as of October 31, 2005 (net of 12,133,757 treasury shares) and 45,036,658 shares as of October 31, 2004 (net of 8,995,562 treasury shares)	41,899	45,036
Retained earnings	359,716	386,925
Accumulated other comprehensive loss	(11,581)	(11,142)
Total stockholders’ equity	390,034	420,819
Total liabilities and stockholders’ equity	$916,737	$932,100

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$114,082	$102,666	$81,620
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash asset impairment (recovery)	23	(726)	6,814
Provision for depreciation and amortization	42,829	36,093	34,136
Equity losses from investments	1,468	781	–
(Gain) loss on disposal of property, plant, and equipment	(260)	(216)	259
(Increase) decrease in deferred income taxes	(8,635)	551	(1,455)
Stock-based compensation expense	9,312	17,128	10,546
Changes in operating assets and liabilities:
Receivables, net	7,381	(10,558)	(27,953)
Inventories, net	(1,210)	(310)	3,746
Prepaid expenses and other assets	462	(4,391)	(1,901)
Accounts payable, accrued expenses, and deferred revenue	8,631	34,274	10,172
Net cash provided by operating activities	174,083	175,292	115,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(37,432)	(40,812)	(43,265)
Proceeds from disposal of property, plant, and equipment	2,740	2,098	1,702
(Increase) decrease in investments in affiliates	(757)	(1,278)	1,000
Decrease in other assets	1,550	1,118	308
Proceeds from sale of businesses	765	578	1,016
Acquisitions, net of cash acquired	(35,285)	–	(1,244)
Net cash used in investing activities	(68,419)	(38,296)	(40,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) increase in short-term debt, net	(774)	(1,039)	883
Repayments of long-term debt	(45)	(3,830)	(15,846)
Excess tax benefits from stock options	5,989	9,857	2,642
Proceeds from exercise of stock options	8,164	14,307	8,923
Purchases of Toro common stock	(156,972)	(169,821)	(18,726)
Dividends paid on Toro common stock	(10,755)	(5,839)	(6,005)
Net cash used in financing activities	(154,393)	(156,365)	(28,129)
Effect of exchange rates on cash	(625)	(162)	99
Net (decrease) increase in cash and cash equivalents	(49,354)	(19,531)	47,471
Cash and cash equivalents as of the beginning of the fiscal year	90,756	110,287	62,816
Cash and cash equivalents as of the end of the fiscal year	$41,402	$90,756	$110,287
Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$18,310	$15,714	$17,176
Income taxes	46,761	46,933	31,681
Stock issued in connection with stock compensation plans	4,284	5,567	3,672
Accounts receivable converted to long-term notes receivable	–	6,439	–
Debt issued in connection with an acquisition	–	–	186

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance as of October 31, 2002	$48,684	$337,445	$(12,603)	$373,526
Cash dividends paid on common stock	–	(6,005)	–	(6,005)
Issuance of 960,440 shares under stock compensation plans	960	15,038	–	15,998
Contribution of stock to a deferred compensation trust	–	2,683	–	2,683
Purchase of 866,690 shares of common stock	(866)	(17,860)	–	(18,726)
Excess tax benefits from stock options	–	2,642	–	2,642
Minimum pension liability adjustment, net of tax	–	–	(730)	(730)	(730)
Foreign currency translation adjustments	–	–	2,342	2,342	2,342
Unrealized loss on derivative instruments, net of tax	–	–	(1,827)	(1,827)	(1,827)
Net earnings	–	81,620	–	81,620	81,620
Total comprehensive income					$81,405
Balance as of October 31, 2003	$48,778	$415,563	$(12,818)	$451,523
Cash dividends paid on common stock	(32)	(5,807)	–	(5,839)
Issuance of 1,560,128 shares under stock compensation plans	1,560	25,701	–	27,261
Contribution of stock to a deferred compensation trust	–	3,496	–	3,496
Purchase of 5,270,814 shares of common stock	(5,270)	(164,551)	–	(169,821)
Excess tax benefits from stock options	–	9,857	–	9,857
Minimum pension liability adjustment, net of tax	–	–	156	156	156
Foreign currency translation adjustments	–	–	771	771	771
Unrealized gain on derivative instruments, net of tax	–	–	749	749	749
Net earnings	–	102,666	–	102,666	102,666
Total comprehensive income					$104,342
Balance as of October 31, 2004	$45,036	$386,925	$(11,142)	$420,819
Cash dividends paid on common stock	–	(10,755)	–	(10,755)
Issuance of 784,610 shares under stock compensation plans	785	13,374	–	14,159
Contribution of stock to a deferred compensation trust	–	3,151	–	3,151
Purchase of 3,922,805 shares of common stock	(3,922)	(153,050)	–	(156,972)
Excess tax benefits from stock options	–	5,989	–	5,989
Minimum pension liability adjustment, net of tax	–	–	(43)	(43)	(43)
Foreign currency translation adjustments	–	–	(2,395)	(2,395)	(2,395)
Unrealized gain on derivative instruments, net of tax	–	–	1,999	1,999	1,999
Net earnings	–	114,082	–	114,082	114,082
Total comprehensive income					$113,643
Balance as of October 31, 2005	$41,899	$359,716	$(11,581)	$390,034

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company uses the equity method to account for investments for which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company’s share of the net earnings (losses) of these companies. The cost method is used to account for investments in companies that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories and the first-in, first-out (FIFO) for other inventories constituting approximately 32 percent and 28 percent of total inventories as of October 31, 2005 and 2004, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is based on the difference between the cost and estimated market value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production as well as planned and historical sales of the inventory.

Inventories as of October 31 were as follows:

(Dollars in thousands)	2005	2004
Raw materials and work in progress	$61,824	$64,169
Finished goods and service parts	231,772	210,141
	293,596	274,310
Less: LIFO reserve	40,011	30,227
Reserves for excess and obsolete inventory	18,238	16,883
Total	$235,347	$227,200

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally amortized over 3 to 5 years using the straight-line method. Software and web site development costs are generally amortized over 2 to 5 years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2005, 2004, and 2003, the company capitalized $408,000, $446,000, and $493,000 of interest, respectively.

Property, plant, and equipment as of October 31 was as follows:

(Dollars in thousands)	2005	2004
Land and land improvements	$22,445	$16,936
Buildings and leasehold improvements	108,033	105,655
Equipment	376,406	353,526
Subtotal	506,884	476,117
Less: accumulated depreciation	339,607	311,452
Total property, plant, and equipment, net	$167,277	$164,665

During fiscal years 2005, 2004, and 2003, the company recorded depreciation expense of $41,579,000, $34,959,000, and $33,054,000, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and accounted for by the purchase method of accounting. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,”

requires that goodwill and certain other tangible assets having indefinite lives no longer be amortized, but instead be tested annually for impairment or more frequently if events suggest the remaining value may not be recoverable.

Other intangible assets with determinable lives consist primarily of patents and non-compete agreements that are amortized on a straight-line basis over periods ranging from two to 12 years.

Impairment of Long-Lived and Intangible Assets

The company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value. Based on the company’s annual analysis during fiscal 2005, no long-lived assets, goodwill, or other intangible assets were deemed impaired.

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The amount of the liability is based upon the historical relationship of warranty claims to sales by product line and major rework campaigns. The changes in warranty reserves were as follows:

(Dollars in thousands) Fiscal years ended October 31	2005	2004
Beginning Balance	$60,988	$59,372
Warranty provisions	40,494	42,304
Warranty claims	(39,984)	(42,494)
Changes in estimates	(113)	1,806
Ending Balance	$61,385	$60,988

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

Derivatives

Derivatives, consisting mainly of foreign currency exchange contracts, are used to hedge most foreign currency transactions and forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders’ equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other income, net on the consolidated statements of earnings.

Foreign Currency Translation and Transactions

The functional currency of the company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net on the consolidated statements of earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Revenue Recognition

Toro recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped. A provision is made at the time the related revenue is recognized for estimated product returns, cost of product warranties, floor plan costs, price protection, and other sales promotional expenses.

Retail customers may obtain financing through a third-party financing company to assist in their purchase of the company’s products. Most of these leases are classified as sales-type leases. However, based on the terms and conditions of the financing agreements, some transactions are classified as operating leases, which results in recognition of revenue over the lease term on a straight-line basis. Revenue earned from services and maintenance contracts is recognized ratably over the contractual period. Revenue from extended warranty programs is deferred at the time the contract is sold and amortized into net sales using the straight-line method over the extended warranty period.

Shipping and Handling

Freight revenue billed to customers is included in net sales, and expenses incurred for shipping products to customers are included in cost of sales.

Sales Promotions and Incentives

At the time of sale, the company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include limited price protection on certain professional products sold to distributors based on the ultimate resale price to the end-user customer, volume discounts, retail financing support, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is either classified as a reduction of net sales or as a component of selling, general, and administrative expense.

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

Included in net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $11,866,000, $10,521,000, and $9,405,000 for the fiscal years ended October 31, 2005, 2004, and 2003, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $42,827,000, $38,115,000, and $37,279,000 for the fiscal years ended October 31, 2005, 2004, and 2003, respectively.

Stock-Based Compensation

Effective November 1, 2004, the company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment.” The company adopted the provisions of SFAS No. 123R using the modified prospective application, which applies to new awards granted, unvested awards as of the date of adoption, and to awards modified, repurchased or cancelled after the date of adoption. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. SFAS No. 123R requires measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant. The company’s stock- based compensation awards include performance shares issued to key employees that are contingent on the achievement of performance goals of the company as well as non-qualified options.

The company had previously accounted for these stock-based compensation awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related Interpretations. This method defined the cost for stock-based awards as the excess of the stock’s market value at the time of grant over the amount that the employee is required to pay. Since the company’s stock option awards were granted based on the underlying stock’s market value as of the date of grant, no compensation expense was recognized under the provisions of APB No. 25. However, the change in value of the performance shares (based on the change in Toro’s stock price) was recognized in the consolidated financial statements and the cost of the award was expensed over the vesting period under the provisions of APB No. 25.

Had stock-based compensation costs been recorded at fair value consistent with the provisions of SFAS No. 123R, net earnings and net earnings per share would have been the following pro forma amounts:

(Dollars in thousands, except per share data) Fiscal years ended October 31	2005	2004	2003
Net earnings, as reported	$114,082	$102,666	$81,620
Stock-based compensation cost, net of tax, included in net earnings	9,311	10,791	6,644
Stock-based compensation cost, net of tax, if fair value method had been applied	(9,311)	(8,582)	(6,892)
Pro forma net earnings as if fair value method had been applied	$114,082	$104,875	$81,372
Net earnings per share data:
As reported – Basic	$2.55	$2.11	$1.63
Pro forma – Basic	2.55	2.15	1.63
As reported – Diluted	2.45	2.02	1.56
Pro forma – Diluted	2.45	2.07	1.56

The following table illustrates the effect on the company’s earnings, net earnings, and basic and diluted net earnings per share if the company had applied the original provisions of APB No. 25 and related interpretations on the company’s financial statements for fiscal 2005 instead of SFAS No. 123R.

(Dollars in thousands, except per share data) Fiscal year ended October 31, 2005	As Reported	Pro Forma	Increase (Decrease) Impact of Adopting SFAS No. 123R
Earnings from operations	$182,726	$180,599	$2,127
Earnings before income taxes	170,272	168,145	2,127
Net earnings	114,082	112,657	1,425
Basic net earnings per share	2.55	2.52	0.03
Diluted net earnings per share	2.45	2.41	0.04
Net cash provided by (used in):
Operating activities	$174,083	$180,072	$(5,989)
Financing activities	(154,393)	(160,382)	5,989

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

Reconciliations of basic and dilutive weighted average shares of common stock are as follows:

BASIC
(Shares in thousands) Fiscal years ended October 31	2005	2004	2003
Weighted average number of shares of common stock	44,679	48,706	49,976
Assumed issuance of contingent shares	35	22	21
Weighted average number of shares of common stock and assumed issuance of contingent shares	44,714	48,728	49,997

DILUTIVE
(Shares in thousands) Fiscal years ended October 31	2005	2004	2003
Weighted average number of shares of common stock and assumed issuance of contingent shares	44,714	48,728	49,997
Effect of dilutive securities	1,825	2,038	2,301
Weighted average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	46,539	50,766	52,298

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant. The company adopted the provisions of SFAS No. 123R effective November 1, 2004 using the modified prospective application. See section “Stock-Based Compensation” previously presented in this Note 1 for further details and the effects of adopting this standard.

2	BUSINESS ACQUISITIONS AND DIVESTITURES

On February 8, 2005, the company completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited (Hayter). Hayter designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, with annual sales of approximately $50 million. The purchase price was $35.3 million, which was paid in cash, and included $31.0 million of current assets; $10.6 million of property, plant, and equipment; $7.2 million of intangible assets; and $13.5 million of assumed liabilities. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. See Note 5 entitled “Goodwill and Other Intangible Assets” for further details related to the acquired intangible assets.

During the first quarter of fiscal 2005, the company completed the sale of its southwestern-based distribution company. In fiscal 2004, Toro made an equity investment in a start-up technology company that produces innovative irrigation controllers designed to conserve water usage. In fiscal 2003, Toro completed the purchase of R & D Engineering, a company in the business of designing patented wireless rain and freeze switches for residential irrigation systems. The company also acquired a southeastern-based U.S. distributing company during fiscal 2003, and subsequently sold it during fiscal 2004. Effective December 31, 2002, the company also sold a previously owned distributorship. These acquisitions, investment, and divestitures were not material to the company’s consolidated financial position and results of operations.

3	RESTRUCTURING ACTIVITIES

In fiscal 2003, the company announced plans to close its two-cycle engine manufacturing facility located in Oxford, Mississippi, which ceased operations on April 30, 2004. Approximately 115 manufacturing positions and related staff positions were eliminated in connection with closing this facility. In fiscal 2002, the company announced plans to close its Riverside, California manufacturing operations and its Evansville, Indiana and Madera, California manufacturing facilities. Approximately 550 manufacturing job positions and related office staff positions were eliminated in connection with closing these operations. These actions are part of Toro’s overall long-term strategy to reduce production costs and improve long-term competitiveness. The company has included the restructuring and other costs with selling, general, and administrative expense for all fiscal years presented on the consolidated statements of earnings.

4	OTHER INCOME, NET

Other income (expense) is as follows:

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2003
Interest income	$1,519	$1,132	$613
Gross finance charge revenue	2,991	3,266	2,665
Retail financing revenue	2,275	1,770	1,232
Royalty and licensing income	743	992	1,243
Foreign currency exchange rate loss	(791)	(1,198)	(1,070)
Insurance recovery, net	–	–	1,302
(Loss) gain on sale of businesses	(775)	(853)	567
Equity losses from investments	(1,468)	(781)	–
Litigation recovery (settlement)	65	(1,400)	3,171
Miscellaneous	720	603	486
Total	$5,279	$3,531	$10,209

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2005 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2004	$68,996	$9,059	$78,055
Goodwill acquired	1,891	1,401	3,292
Translation adjustment	(86)	(64)	(150)
Balance as of October 31, 2005	$70,801	$10,396	$81,197

The change in the net carrying amount of goodwill for fiscal 2004 was an increase of $42,000 for translation adjustments.

Other Intangible Assets – Total other intangible assets, net as of October 31, 2005 and 2004 were $5,452,000 and $2,200,000, respectively. During fiscal 2005 and 2003, the company recorded some amortizable intangible assets related to the acquisition of R & D Engineering, previously mentioned. In addition, as a result of the company’s acquisition of Hayter, the company acquired $2.5 million of non-amortizable intangible assets related to the Hayter brand name, and $1.2 million of amortizable customer-related intangible assets with an estimated life of 10 years.

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) October 31, 2005	Gross Carrying Amount	Accumulated Amortization
Patents	$6,553	$(5,620)
Non-compete agreements	1,000	(821)
Customer-related	1,239	(93)
Other	2,000	(1,285)
Total	$10,792	$(7,819)

(Dollars in thousands) October 31, 2004	Gross Carrying Amount	Accumulated Amortization
Patents	$6,553	$(5,275)
Non-compete agreements	1,000	(723)
Other	1,700	(1,055)
Total	$9,253	$(7,053)

Amortization expense for intangible assets for the fiscal years ended October 31, 2005, 2004, and 2003 was $770,000, $653,000, and $601,000, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2006, $830,000; 2007, $637,000; 2008, $461,000; 2009, $251,000; 2010, $174,000; and after 2010, $620,000.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2005, the company had available a $175.0 million unsecured senior five-year revolving credit facility, which expires in October 2010. The company also has a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. This credit line is secured by certain domestic receivables. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. The company’s non-U.S. operations and a domestic subsidiary maintain unsecured short-term lines of credit of $16.4 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $325,000 and $1,099,000 outstanding as of October 31, 2005 and 2004, respectively, under these lines of credit. The weighted average interest rate on short-term debt outstanding as of October 31, 2005 and 2004 was 4.65 percent and 2.10 percent, respectively. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2005.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

(Dollars in thousands)	2005	2004
7.125% Notes, due June 15, 2007	$75,000	$75,000
7.800% Debentures, due June 15, 2027	100,000	100,000
Other	46	91
	175,046	175,091
Less current portion	46	45
Long-term debt, less current portion	$175,000	$175,046

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

Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2006, $46,000; 2007, $75,000,000; 2008, $0; 2009, $0; 2010, $0; and after 2010, $100,000,000.

8	STOCKHOLDERS’ EQUITY

Stock repurchase program – In March 2004, the company’s Board of Directors authorized the repurchase of 1,000,000 shares of the company’s common stock. In May 2004, the Board of Directors authorized an additional 2,000,000 shares for repurchase. In September 2004, the Board of Directors authorized an additional 1,000,000 shares for repurchase, which was doubled to 2,000,000 shares as a result of the stock split effective March 28, 2005. In July 2005, the Board of Directors authorized the repurchase of an additional 2,000,000 shares. During fiscal 2005 and 2004, Toro paid $157.0 million and $169.8 million to repurchase 3,922,805 shares and 5,270,814 shares, respectively. As of October 31, 2005, 1,846,189 shares remained authorized for repurchase.

Shareholder rights plan – Under the terms of a Rights Agreement dated as of May 20, 1998 between Toro and Wells Fargo Bank, National Association (the successor to Norwest Bank Minnesota, National Association), each share of the company’s common stock entitles its holder to one preferred share purchase right. These rights become exercisable only if a person or group acquires, or announces a tender offer that would result in, ownership of 15 percent or more of Toro’s common stock. Each right will then entitle the holder to buy a one four-hundredth interest in a share of a series of preferred stock, at a price of $180 per one one-hundredth of a preferred share. Among other things under the plan, if a person or group acquires 15 percent or more of Toro’s outstanding common stock, each right entitles its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. The Board of Directors may redeem the rights for $0.0025 per right at any time before a person or group acquires beneficial ownership of 15 percent or more of the common stock.

Stock splits – On March 15, 2005, the company’s Board of Directors declared a two-for-one split of the company’s common stock, effected in the form of a 100 percent stock dividend issued to stockholders of record as of March 28, 2005 and paid on April 12, 2005. As a result of this action, approximately 21.7 million shares were issued. Par value of the common stock remains at $1.00 per share and accordingly, approximately $21.7 million was transferred from retained earnings to common stock for all periods presented.

On March 20, 2003, the company’s Board of Directors declared a two-for-one split of the company’s common stock, effected in the form of a 100 percent stock dividend issued to stockholders of record as of April 1, 2003 and paid on April 14, 2003. As a result of this action, approximately 12.5 million shares were issued. Par value of the common stock remained at $1.00 per share and accordingly, approximately $12.5 million was transferred from retained earnings to common stock for all periods presented.

All references to the number of common shares and per common share amounts have been adjusted to give retroactive effect to the stock splits for all periods presented.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company’s consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Benefits from export incentives	(1.7)	(1.6)	(1.6)
State and local income taxes, net of federal income tax benefit	0.8	0.9	1.1
Effect of foreign source income	(0.3)	(1.9)	(0.6)
Other, net	(0.8)	0.6	(1.4)
Consolidated effective tax rate	33.0%	33.0%	32.5%

Components of the provision for income taxes were as follows:

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2003
Provision for income taxes:
Current –
Federal	$58,906	$47,894	$34,470
State	2,843	2,401	1,812
Non-U.S.	1,209	1,287	1,449
Current provision	$62,958	$51,582	$37,731
Deferred –
Federal	$(5,953)	$(106)	$1,719
State	(671)	(304)	218
Non-U.S.	(144)	(605)	(370)
Deferred provision	(6,768)	(1,015)	1,567
Total provision for income taxes	$56,190	$50,567	$39,298

The company has net operating loss carryforwards of approximately $1.5 million in foreign jurisdictions with unlimited expiration.

Earnings before income taxes were as follows:

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2003
Earnings before income taxes:
U.S.	$165,536	$142,982	$116,442
Non-U.S.	4,736	10,251	4,476
Total	$170,272	$153,233	$120,918

During the fiscal years ended October 31, 2005, 2004, and 2003, respectively, $5,989,000, $9,857,000, and $2,642,000 was added to stockholders’ equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

The tax effects of temporary differences that give rise to the net deferred income tax assets (liabilities) are presented below:

(Dollars in thousands) Fiscal years ended October 31	2005	2004
Deferred Tax Assets:
Allowance for doubtful accounts	$2,033	$1,697
Inventory items	2,209	(1,062)
Warranty reserves and other accruals	25,559	28,935
Employee benefits	22,240	16,773
Other	6,517	6,721
Net deferred tax assets	$58,558	$53,064
Deferred Tax Liabilities:
Depreciation	$(872)	$(3,837)
Net deferred tax liabilities	$(872)	$(3,837)

As of October 31, 2005, the company had approximately $22.6 million of accumulated undistributed earnings of subsidiaries outside of the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

10	STOCK-BASED COMPENSATION PLANS

Under the company’s stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to the fair market value of the company’s common stock on the date the option was granted. A majority of these awards are non-qualified options, and for certain non-officer employees, the 2005 options vest after two years from the date of grant and have a five-year contractual term. This was the first time the two-year vesting was required for options granted to the non-officer employee group. Other options granted during the first quarter of fiscal 2005 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense is recognized for these awards over the vesting period. The number of unissued common shares available for future grants under the company’s stock-based compensation plans was 954,645 as of October 31, 2005.

In 1999, the company’s stockholders approved a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, key employees are granted the right to receive shares of common stock or deferred common stock units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals, and vest over one- to three-year periods. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. The number of unissued common shares available for future grants under the company’s Performance Share Plan was 1,788,492 as of October 31, 2005.

A summary of activity under the plans previously described is presented below:

	Options Outstanding	Average Price[1]	Average Life[2]	Performance Shares Potentially Issuable
Fiscal 2003
Outstanding as of the beginning of the year	4,319,608	$9.05	4.7	1,366,400
Granted	1,106,000			426,800
Exercised/earned	(885,488)			(248,032)
Cancelled/forfeited	(64,000)			(119,168)
Outstanding as of October 31, 2003	4,476,120	$10.65	5.1	1,426,000
Exercisable as of October 31, 2003	3,404,120	$11.39	5.7	—

Fiscal 2004
Outstanding as of the beginning of the year	4,476,120	$10.65	5.1	1,426,000
Granted	665,600			281,200
Exercised/earned	(1,466,906)			(230,404)
Cancelled/forfeited	—			(275,996)
Outstanding as of October 31, 2004	3,674,814	$13.52	5.2	1,200,800
Exercisable as of October 31, 2004	3,338,414	$12.46	4.9	—

Fiscal 2005
Outstanding as of the beginning of the year	3,674,814	$13.52	5.2	1,200,800
Granted	468,880			160,800
Exercised/earned	(688,362)			(357,532)
Cancelled/forfeited	(6,320)			(135,268)
Outstanding as of October 31, 2005	3,449,012	$17.06	4.8	868,800
Exercisable as of October 31, 2005	2,759,927	$13.16	4.4	—

1    Weighted average exercise price

2    Weighted average contractual life in years

Total stock-based compensation expense for these plans was $9,145,000 for the fiscal year ended October 31, 2005. Prior to fiscal 2005, the company recognized stock-based compensation expense under the provisions of APB No. 25, which totaled $16,027,000, and $9,337,000 for fiscal years ended October 31, 2004 and 2003, respectively. The weighted-average grant date fair value of options granted for the fiscal years ended October 31, 2005, 2004, and 2003 was estimated to be $11.14, $7.69, and $4.95 per share, respectively. The weighted-average grant date fair value of Performance Shares granted during the fiscal years ended October 31, 2005, 2004, and 2003 was estimated to be $37.02, $24.16, and $16.14 per share, respectively. The total intrinsic value of options (the amount by which the stock price exceeded the strike price of the option on the date of exercise) that were exercised during the fiscal years ended October 31, 2005, 2004, and 2003 was $20.7 million, $30.8 million, and $8.5 million, respectively.

The table below presents the nonvested options and performance share awards as of October 31, 2005, and changes during the fiscal year ended October 31, 2005:

Options and shares	Stock Options	Weighted Average Fair Value at date of grant	Performance Shares	Weighted Average Fair Value at date of grant
Nonvested as of November 1, 2004	336,400	$10.20	1,200,800	$16.30
Granted	468,880	11.14	160,800	37.02
Vested/earned	(113,875)	10.09	(357,532)	11.98
Forfeited/cancelled	(2,320)	7.92	(135,268)	11.91
Nonvested as of October 31, 2005	689,085	$10.86	868,800	$22.60

As of October 31, 2005, there was $1,625,000 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of October 31, 2005, there was $4,510,000 of total unrecognized compensation expense related to non-vested performance share compensation arrangements granted under the company’s plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Fiscal years ended October 31	2005	2004	2003
Expected life of option in years	3-7	3-9	3-9
Expected volatility	25.9% – 30.4%	27.6% – 27.8%	28.1% - 28.4%
Weighted-average volatility	28.04%	27.72%	28.13%
Risk-free rate	3.22% – 4.04%	2.04% – 4.10%	1.98% - 4.16%
Expected dividend yield	0.18% – 0.25%	0.26% – 0.39%	0.42% - 0.60%
Weighted-average dividend yield	0.22%	0.32%	0.52%

The company’s stockholders approved The Toro Company Annual Management Incentive Plan II, which included a common stock acquisition and retention feature (Stock Retention Award). On December 2, 2004, the Compensation Committee of the Board of Directors approved an amendment to delete the Stock Retention Award provisions of this plan and continue with only a cash incentive feature beginning in fiscal 2006.

On July 31, 1995, the company issued 69,868 shares of restricted stock and 69,868 performance units to the Chief Executive Officer under the terms of The Toro Company Chief Executive Officer Succession Incentive Award Agreement, which was approved by stockholders in 1994. The value of each performance unit is equal to the fair market value of a share of common stock. The restricted stock and performance units vest based upon achievement of specified succession planning goals. For each of the fiscal years ended October 31, 2000 and 1999, 10,480 shares and performance units vested. During fiscal 2005, the remaining 48,908 restricted shares and 48,908 performance units vested due to the completion of the succession planning goals. Compensation expense related to this plan was $167,000, $1,102,000, and $1,293,000 for the fiscal years ended October 31, 2005, 2004, and 2003, respectively.

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $14,780,000, $14,200,000, and $13,493,000 for the fiscal years ended October 31, 2005, 2004, and 2003, respectively.

The company also sponsors a plan that provides health-care benefits to eligible employees upon retirement, up to age 65. The health-care benefit plan is contributory, with retiree contributions based on active employee participation rates. The company funds these benefits for retirees on an annual basis. The company uses fiscal year end as the measurement date for this plan.

Reconciliation of the funded status of this plan is as follows:

(Dollars in thousands) Fiscal years ended October 31	2005	2004
Projected Benefit Obligation
Beginning obligations	$9,160	$14,733
Service cost	525	950
Interest cost	511	871
Amendment	–	(1,981)
Actuarial gain	(633)	(4,986)
Benefits paid	(391)	(427)
Ending Obligations	$9,172	$9,160
Funded Status of Plan	$(9,172)	$(9,160)
Unrecognized prior service cost	(1,788)	(1,981)
Unrecognized actuarial loss	5,148	6,115
Net Amount Recognized	$(5,812)	$(5,026)

The company amended its health-care benefit plan as of the end of fiscal 2004 to reduce benefits offered to certain eligible employees over a transition period.

Assumptions used in calculations are:

Fiscal years ended October 31	2005	2004
Discount rate used to determine year-end obligation	5.75%	5.75%
Discount rate used to determine fiscal year expense	5.75%	6.00%
Annual increase in cost of benefits	10.0%	11.0%

The annual increase in cost of postretirement benefits is assumed to decrease gradually in future years, reaching an ultimate rate of 5 percent in fiscal 2011.

Components of net benefit cost each fiscal year are as follows:

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2003
Service cost	$525	$950	$388
Interest cost	511	871	427
Prior service cost	(193)	–	–
Amortization of losses	333	712	262
Net expense	$1,176	$2,533	$1,077

Assumed trend rates for health-care costs have an important effect on the amounts reported for postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point, the postretirement benefit obligation as of October 31, 2005 would increase by $765,000. If the health-care cost trend rate decreased by 1 percentage point, the postretirement benefit obligation as of October 31, 2005 would decrease by $684,000.

The benefits expected to be paid by the company in each fiscal year from fiscal years 2006-2010 are $593,000, $586,000, $641,000, $643,000, and $764,000, respectively. The aggregate benefits expected to be paid by the company in the five fiscal years from 2011-2015 are $5,078,000. The expected benefits to be paid are based on the same assumptions used to measure the company’s benefit obligation as of October 31, 2005.

In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2005 and 2004 was $27,036,000 and $8,385,000, respectively, and the net (liability) asset amount recognized in the consolidated balance sheet as of October 31, 2005 and 2004 was $(2,707,000) and $2,439,000, respectively. The fair value of the plan assets as of October 31, 2005 and 2004 was $21,066,000 and $6,842,000, respectively. The net expense recognized in the consolidated financial statements for these plans was $606,000, $290,000, and $278,000 for the fiscal years ended October 31, 2005, 2004, and 2003, respectively.

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

Reportable Segments

The professional segment consists of turf equipment and irrigation products. Turf equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation equipment, and other maintenance equipment. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and micro-irrigation drip tape and hose products. These products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal and industrial properties, agricultural grounds, and residential and commercial landscapes.

The residential segment consists of walk power mowers, riding mowers and tractors, snow throwers, homeowner-installed irrigation systems, replacement parts, and electrical home solutions products, including trimmers, blowers, and blower-vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers as well as over the Internet.

Effective the beginning of fiscal 2005, the company combined the distribution segment with the other segment because the net sales and total assets of the company-owned distributorships that comprised the former distribution segment no longer meet the quantitative thresholds for separate reporting as an operating segment for all periods presented.

The other segment consists of company-owned domestic distributor operations, corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities, financing receivables, parts inventory, and deferred tax assets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional and residential business segment results based on earnings (loss) before interest expense and income taxes. The other segment operating loss includes earnings (loss) from operations, corporate activities, other income, and interest expense. The business segment’s operating profits or losses include direct costs incurred at the segment’s operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

The following table shows summarized financial information concerning the company’s reportable segments:

(Dollars in thousands) Fiscal years ended October 31	Professional	Residential	Other	Total
2005
Net sales	$1,145,361	$583,291	$50,735	$1,779,387
Intersegment gross sales	50,709	8,043	(58,752)	–
Earnings (loss) before income taxes	207,398	50,160	(87,286)	170,272
Total assets	452,274	190,902	273,561	916,737
Capital expenditures	24,259	6,067	7,106	37,432
Depreciation and amortization	21,272	11,454	10,103	42,829
2004
Net sales	$1,028,941	$554,334	$69,233	$1,652,508
Intersegment gross sales	89,893	8,999	(98,892)	–
Earnings (loss) before income taxes	173,111	61,777	(81,655)	153,233
Total assets	413,841	187,860	330,399	932,100
Capital expenditures	25,772	5,802	9,238	40,812
Depreciation and amortization	17,641	8,027	10,425	36,093
2003
Net sales	$929,434	$506,466	$60,688	$1,496,588
Intersegment gross sales	81,421	7,985	(89,406)	–
Earnings (loss) before income taxes	146,756	55,460	(81,298)	120,918
Total assets	407,361	180,767	340,609	928,737
Capital expenditures	22,440	12,759	8,066	43,265
Depreciation and amortization	17,159	7,816	9,161	34,136

The following table presents the details of the other segment earnings (loss) before income taxes:

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2003
Corporate expenses	$(90,713)	$(96,062)	$(91,063)
Interest expense	(17,733)	(15,523)	(16,285)
Finance charge revenue	2,991	3,266	2,665
Elimination of corporate financing expense	17,998	16,005	15,095
Other	171	10,659	8,290
Total	$(87,286)	$(81,655)	$(81,298)

The following table presents net sales for groups of similar products and services:

(Dollars in thousands) Fiscal years ended October 31	2005	2004	2003
Irrigation	$365,322	$356,470	$342,433
Equipment	1,414,065	1,296,038	1,154,155
Total	$1,779,387	$1,652,508	$1,496,588

Sales to one customer accounted for 13 percent of consolidated net sales in fiscal 2005, 2004, and 2003.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consists of goodwill, intangible assets, and net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from United States plant facilities.

(Dollars in thousands) Fiscal years ended October 31	United States	Foreign Countries	Total
2005
Net sales	$1,338,743	$440,644	$1,779,387
Long-lived assets	214,726	39,200	253,926
2004
Net sales	$1,311,148	$341,360	$1,652,508
Long-lived assets	219,313	25,607	244,920
2003
Net sales	$1,207,590	$288,998	$1,496,588
Long-lived assets	215,962	24,021	239,983

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $19,698,000, $19,446,000, and $17,899,000 for the fiscal years ended October 31, 2005, 2004, and 2003, respectively. As of October 31, 2005, future minimum lease payments under noncancelable operating leases amounted to $35,797,000 as follows: 2006, $13,808,000; 2007, $9,931,000; 2008, $7,830,000; 2009, $2,892,000; 2010, $939,000; and after 2010, $397,000.

Customer Financing

Wholesale Financing – Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor. Third party financing companies purchased $451,209,000 of receivables of the company’s financed products during fiscal 2005. The outstanding receivable balance owed from the company’s distributors and dealers to third party financing companies was $163,005,000 on October 31, 2005. The company’s maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $550,000 as of October 31, 2005. Toro also enters into limited inventory repurchase agreements with third party financing companies. As of October 31, 2005, the company was contingently liable to repurchase up to $3,500,000 of inventory related to receivables under these financing arrangements. Toro has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

End-User Financing – The company has agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers in North America and Europe. Under the terms of the agreements, the company could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions. The company’s maximum exposure for credit collection and residual value as of October 31, 2005 was $10,769,000. The company has established a reserve for the estimated exposure related to the programs, which was $2,901,000 and $1,862,000 as of October 31, 2005 and 2004, respectively.

In fiscal 2005, the company entered into an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10.0 million at any time. As of October 31, 2005, the company sold $0.5 million of receivables and notes under the terms of this agreement.

In the normal course of business, the company has arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, Toro’s wholly-owned subsidiaries also guarantee the residual value at the end of leases with third party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2005 and 2004 was $2,990,000 and $1,940,000, respectively.

Purchase Commitments

As of October 31, 2005, the company had $2,051,000 of purchase commitments with some suppliers for materials and supplies as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. The company does not expect potential payments under these provisions to materially affect its results of operations or financial condition.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2005 and 2004, the company had $10,080,000 and $10,941,000, respectively, in outstanding letters of credit.

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

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. An attempt at mediation in October 2005 was unsuccessful, and the company expects the stay of discovery to be lifted so that various procedural motions may be determined. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, an accrual has not been established for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s operating results for a particular period.

14	FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable that are concentrated in two business segments: professional and residential markets for outdoor landscape equipment and systems. The credit risk associated with these segments is limited because of the large number of customers in the company’s customer base and their geographic dispersion, except for the residential segment that has significant sales to The Home Depot.

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive loss and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss to sales or cost of sales. During fiscal 2005, 2004, and 2003, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $3.0 million, $7.1 million, and $4.3 million, respectively. The gain treated as a reduction to cost of sales for contracts to hedge inventory purchases was $1.3 million for fiscal 2005, and the loss treated as an increase to cost of sales for contracts to hedge inventory purchases was $0.3 million for fiscal 2003. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of October 31, 2005 was $563,000.

The company also enters into other foreign currency exchange contracts to hedge intercompany financing transactions and other activities, which do not meet the hedge accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value of these instruments are recorded in other income, net.

Fair Value

Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, short-term debt, and accounts payable, carrying value is a reasonable estimate of fair value. The estimate of fair value for the company’s foreign currency contracts as of October 31, 2005 was a net asset of $1,579,000 and a net liability of $4,108,000 as of October 31, 2004.

As of October 31, 2005, the estimated fair value of long-term debt with fixed interest rates was $191,503,000 compared to its carrying value of $175,046,000. As of October 31, 2004, the estimated fair value of long-term debt with fixed interest rates was $189,694,000 compared to its carrying value of $175,091,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

15	RELATED PARTY TRANSACTIONS

On April 6, 2005, the company purchased 72,476 shares of Toro common stock at a per share price of $45.00 from Kendrick B. Melrose, Executive Chairman of the Board. The purchase was effected under the terms of the company’s former Officer Stock Purchase Policy, which was terminated by Toro’s Board of Directors on July 19, 2005. As required by the former policy, the per share price was determined based on the closing price of a share of Toro common stock on the trading day immediately preceding the purchase, which was $45.00 per share as reported by the New York Stock Exchange, Inc.

16	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2005 and 2004 are as follows:

Fiscal year ended October 31, 2005 (Dollars in thousands, except per share data) Quarter	First	Second	Third	Fourth
Net sales	$346,913	$628,441	$466,942	$337,091
Gross profit	121,663	216,643	163,261	113,799
Net earnings	11,176	61,958	34,377	6,572
Basic net earnings per share[1,2]	0.24	1.38	0.77	0.15
Diluted net earnings per share[1,2]	0.23	1.33	0.74	0.14

Fiscal year ended October 31, 2004 (Dollars in thousands, except per share data) Quarter	First	Second	Third	Fourth
Net sales	$313,573	$548,027	$454,044	$336,864
Gross profit	112,610	198,879	164,202	117,379
Net earnings	9,325	52,199	34,213	6,929
Basic net earnings per share[1,2]	0.19	1.05	0.70	0.15
Diluted net earnings per share[1,2]	0.18	1.00	0.66	0.14

1    Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

2    Per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Toro and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. The company’s management report on internal control over financial reporting is included in this report in Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.” The report of KPMG LLP, the company’s independent registered public accounting firm, regarding management’s assessment of the company’s internal control over financial reporting and the effectiveness of the company’s internal control over financial reporting is included in this report in Item 8, under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.” There was no change in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers required by this item is incorporated by reference from “Executive Officers of the Registrant” in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions “Election of Directors – Nominees for Election to Board of Directors”, “Election of Directors – Members of Board of Directors Continuing in Office”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance – Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers”, in the company’s 2006 proxy statement to be filed with the Securities and Exchange Commission. The company intends to satisfy disclosure requirements regarding its code of ethics, including amendments to or waivers from the code, by posting such information on the company’s web site at www.thetorocompany.com/corporategovernance.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the caption “Executive Compensation” and “Election of Directors – Board Compensation” in the company’s 2006 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions “Stock Ownership” and “Executive Compensation – Equity Compensation Plan Information” in the company’s 2006 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to information to be contained under the caption “Election of Directors – Certain Relationships and Related Transactions”, in the company’s 2006 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions “Ratify Selection of Independent Auditor – Audit, Audit-Related, Tax and Other Fees” and “Ratify Selection of Independent Auditor – Auditor Fees Pre-approval Policy” in the company’s 2006 proxy statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.                                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.   List of Financial Statements

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Item 8 of Part II:

•        Management’s Report on Internal Control over Financial Reporting.

•        Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

•        Report of Independent Registered Public Accounting Firm.

•        Consolidated Statements of Earnings for the fiscal years ended October 31, 2005, 2004, and 2003.

•        Consolidated Balance Sheets as of October 31, 2005 and 2004.

•        Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2005, 2004, and 2003.

•        Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2005, 2004, and 2003.

•        Notes to Consolidated Financial Statements.

(a) 2.   List of Financial Statement Schedules

The following financial statement schedule of The Toro Company and its subsidiaries is included herein:

•        Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3.   List of Exhibits

The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

Exhibit Number	Description

3(i) and 4(a)   The Toro Company Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i)(a) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

3(ii) and 4(b)   Bylaws of The Toro Company (incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).

4(c)   Specimen form of The Toro Company Common Stock certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K for fiscal year ended October 31, 2004, Commission File No. 1-8649).

4(d)   Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

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

10(a)   Form of Employment Agreement in effect for executive officers of Registrant (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(b)   The Toro Company Annual Management Incentive Plan II (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005).*

10(c)   The Toro Company 1993 Stock Option Plan (incorporated by reference to Exhibit 10(f) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(d)   The Toro Company Performance Share Plan (incorporated by reference to the appendix to Registrant’s Definitive Proxy Statement filed with the Commission on January 31, 2002).*

10(e)   The Toro Company 2000 Stock Option Plan (incorporated by reference to the appendix to Registrant’s Definitive Proxy Statement filed with the Commission on January 31, 2002).*

10(f)   The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(g)   Amendment to The Toro Company Supplemental Management Retirement Plan (incorporated by reference to Exhibit 10(c) to

Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004).*

10(h)   The Toro Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10(j) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

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

10(l)   The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated September 20, 2005, Commission File No. 1-8649).*

10(m)   Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated September 20, 2005, Commission File No. 1-8649).*

10(n)   Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated December 2, 2004, Commission File No. 1-8649).*

10(o)   Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).*

10(p)   Form of Performance Share Award Agreement between The Toro Company and its Officers (incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated December 2, 2004, Commission File No. 1-8649).*

10(q)   Form of Performance Share Award Agreement (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).*

10(r)   Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Banc of America Securities LLC (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10(s)   Amendment No. 1 to Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing Company, Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer.

10(t)   Loan Agreement dated as of July 9, 2003 among Toro Receivables Company, as Borrower, and The Toro Company, as servicer, and Three Pillars Funding Corporation, as Lender, and Suntrust Capital Markets, Inc., as Administrator (incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2003).

10(u)   Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, Toro Hayter (Guernsey) Limited, Hayter Limited, and The Toro Company (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 8, 2005, Commission File No. 1-8649).

12   Computation of Ratio of Earnings to Fixed Charges

21   Subsidiaries of Registrant

23   Consent of Independent Registered Public Accounting Firm

31(a)   Certification Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31(b)   Certification Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(b)   Exhibits

See Item 15(a)(3) above.

(c)   Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year
Fiscal year ended October 31, 2005
Allowance for doubtful accounts and notes receivable reserves	$2,195	$570	$147	$563	$2,349
Fiscal year ended October 31, 2004
Allowance for doubtful accounts and notes receivable reserves	$2,421	$698	—	$924	$2,195
Fiscal year ended October 31, 2003
Allowance for doubtful accounts and notes receivable reserves	$7,209	$1,347	$(249)	$5,886	$2,421

1    Provision.

2    Addition (reduction) to allowance for doubtful accounts due to acquisitions and divestitures.

3    Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Other[3]	Balance as of the end of the fiscal year
Fiscal year ended October 31, 2005
Accrued advertising and marketing programs	$41,973	$174,106	$168,301	$589	$48,367
Fiscal year ended October 31, 2004
Accrued advertising and marketing programs	$38,107	$171,412	$167,546	—	$41,973
Fiscal year ended October 31, 2003
Accrued advertising and marketing programs	$34,373	$158,872	$155,138	—	$38,107

1    Provision consists of price protection, rebates, cooperative advertising, floor planning costs, commissions, and other promotional program expenses. The expense of each program is either classified as a reduction of net sales or as a component of selling, general, and administrative expense.

2    Claims paid.

3    Addition due to acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY
(Registrant)
By	/s/ Stephen P. Wolfe	Dated: December 22, 2005
Stephen P. Wolfe
Vice President – Finance Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kendrick B. Melrose	Executive Chairman of the Board	December 22, 2005
Kendrick B. Melrose
/s/ Michael J. Hoffman	President and Chief Executive Officer	December 22, 2005
Michael J. Hoffman	and Director (principal executive officer)
/s/ Stephen P. Wolfe	Vice President – Finance, Treasurer	December 22, 2005
Stephen P. Wolfe	and Chief Financial Officer (principal financial officer)
/s/ Randy B. James	Vice President, Controller	December 22, 2005
Randy B. James	(principal accounting officer)
/s/ Ronald O. Baukol	Director	December 22, 2005
Ronald O. Baukol
/s/ Robert C. Buhrmaster	Director	December 22, 2005
Robert C. Buhrmaster
/s/ Winslow H. Buxton	Director	December 22, 2005
Winslow H. Buxton
/s/ Janet K. Cooper	Director	December 22, 2005
Janet K. Cooper
/s/ Katherine J. Harless	Director	December 22, 2005
Katherine J. Harless
/s/ Robert H. Nassau	Director	December 22, 2005
Robert H. Nassau
/s/ Dale R. Olseth	Director	December 22, 2005
Dale R. Olseth
/s/ Gregg W. Steinhafel	Director	December 22, 2005
Gregg W. Steinhafel
/s/ Christopher A. Twomey	Director	December 22, 2005
Christopher A. Twomey
/s/ Edwin H. Wingate	Director	December 22, 2005
Edwin H. Wingate