Form 10-Q
period 2006-02-03
TORO CO
filed 2006-03-14
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 3, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock outstanding as of March 3, 2006 was 42,633,551.

THE TORO COMPANY

PART I.

Item 1.  FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 3,	January 28,
	2006	2005

Net sales	$369,640	$346,913
Cost of sales	237,766	225,250
Gross profit	131,874	121,663
Selling, general, and administrative expense	107,205	102,239
Earnings from operations	24,669	19,424
Interest expense	(4,243)	(3,760)
Other income, net	886	1,141
Earnings before income taxes	21,312	16,805
Provision for income taxes	7,033	5,629
Net earnings	$14,279	$11,176

Basic net earnings per share of common stock	$0.33	$0.24

Diluted net earnings per share of common stock	$0.32	$0.23

Weighted average number of shares of common stock outstanding — Basic	43,608	46,136

Weighted average number of shares of common stock outstanding — Diluted	44,959	47,758

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	February 3,	January 28,	October 31,
	2006	2005	2005
ASSETS
Cash and cash equivalents	$19,744	$7,467	$41,402
Receivables, net	313,157	312,984	295,683
Inventories, net	295,687	276,364	235,347
Prepaid expenses and other current assets	18,049	14,756	16,084
Deferred income taxes	70,251	54,662	58,558
Total current assets	716,888	666,233	647,074

Property, plant, and equipment	514,232	479,901	506,884
Less accumulated depreciation	349,154	319,183	339,607
	165,078	160,718	167,277

Deferred income taxes	—	39	—
Other assets	12,036	21,465	15,737
Goodwill	81,208	78,082	81,197
Other intangible assets, net	5,249	2,043	5,452
Total assets	$980,459	$928,580	$916,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$35	$45	$46
Short-term debt	51,900	62,162	325
Accounts payable	95,213	90,459	87,952
Accrued liabilities	256,605	235,683	252,879
Total current liabilities	403,753	388,349	341,202

Long-term debt, less current portion	175,000	175,035	175,000
Long-term deferred income taxes	872	3,837	872
Deferred revenue and other long-term liabilities	9,423	8,166	9,629

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 42,561,238 shares as of February 3, 2006 (net of 11,470,982 treasury shares), 43,257,212 shares as of January 28, 2005 (net of 10,775,008 treasury shares), and 41,898,463 shares as of October 31, 2005 (net of 12,133,757 treasury shares)	42,561	43,258	41,899
Retained earnings	360,336	320,054	359,716
Accumulated other comprehensive loss	(11,486)	(10,119)	(11,581)
Total stockholders’ equity	391,411	353,193	390,034
Total liabilities and stockholders’ equity	$980,459	$928,580	$916,737

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	February 3,	January 28,
	2006	2005
Cash flows from operating activities:
Net earnings	$14,279	$11,176
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity losses from an investment	359	201
Provision for depreciation and amortization	10,534	9,429
Gain on disposal of property, plant, and equipment	(29)	(205)
Stock-based compensation expense	2,510	2,498
Increase in deferred income taxes	(11,679)	(1,674)
Changes in operating assets and liabilities:
Receivables, net	(17,599)	(28,371)
Inventories, net	(60,085)	(53,832)
Prepaid expenses and other assets	(2,270)	2,877
Accounts payable, accrued expenses, and deferred revenue	10,652	3,123
Net cash used in operating activities	(53,328)	(54,778)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,026)	(7,319)
Proceeds from asset disposals	126	2,191
Decrease (increase) in other assets	3,118	(3,224)
Proceeds from sale of a business	—	765
Net cash used in investing activities	(4,782)	(7,587)

Cash flows from financing activities:
Increase in short-term debt	51,575	61,023
Repayments of long-term debt	(11)	(11)
Excess tax benefits from stock-based awards	12,275	1,709
Proceeds from exercise of stock options	4,101	2,950
Purchases of Toro common stock	(27,587)	(83,763)
Dividends paid on Toro common stock	(3,923)	(2,793)
Net cash provided by (used in) financing activities	36,430	(20,885)

Effect of exchange rates on cash	22	(39)

Net decrease in cash and cash equivalents	(21,658)	(83,289)
Cash and cash equivalents as of the beginning of the period	41,402	90,756
Cash and cash equivalents as of the end of the period	$19,744	$7,467

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

February 3, 2006

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the three months ended February 3, 2006 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2006. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes to the consolidated financial statements in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2006	2005
Net earnings	$14,279	$11,176
Other comprehensive income (loss):
Cumulative translation adjustments	431	553
Unrealized (loss) gain on derivative instruments, net of taxes	(336)	470
Comprehensive income	$14,374	$12,199

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first quarter of fiscal 2006, option awards were granted with an exercise price equal to the market price of the company’s common stock as of the date of grant. For certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2006 vest one-third each year over a three year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues Performance Shares to key employees. The company determines the fair value of these Performance Shares as of the date of grant and recognizes the expense over the vesting period. Total compensation expense for these awards was $2.1 million for the first quarter of fiscal 2006 and $2.0 million for the first quarter of fiscal 2005.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s stock over the most recent historical period equivalent to the expected life of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, expected increase in future cash dividends, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

Three Months Ended
	February 3, 2006	January 28, 2005
Expected life of option in years	2.5 - 6.5	3 - 7
Expected volatility	25.26% - 26.96%	25.87% - 30.41%
Weighted-average volatility	26.12%	28.04%
Risk-free interest rate	4.399% - 4.526%	3.22% - 4.04%
Expected dividend yield	0.65% - 0.70%	0.18% - 0.25%
Weighted-average dividend yield	0.67%	0.22%

The weighted-average fair value of options granted during the first quarters of fiscal 2006 and 2005 was $10.90 and $11.14, respectively. The fair value of Performance Shares granted during the first quarters of fiscal 2006 and 2005 was $41.44 and $37.02, respectively.

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

Inventories were as follows:

	February 3,	January 28,	October 31,
(Dollars in thousands)	2006	2005	2005
Raw materials and work in process	$66,913	$72,909	$61,824
Finished goods and service parts	287,289	251,808	231,772
	354,202	324,717	293,596
Less: LIFO	40,011	30,227	40,011
Other reserves	18,504	18,126	18,238
Total	$295,687	$276,364	$235,347

Per Share Data

Reconciliations of basic and diluted weighted average shares of common stock outstanding were as follows:

	February 3,	January 28,
(Shares in thousands)	2006	2005
Basic
Weighted average number of shares of common stock	43,459	45,992
Assumed issuance of contingent shares	149	144
Weighted average number of shares of common stock and assumed issuance of contingent shares	43,608	46,136
Diluted
Weighted average number of shares of common stock and assumed issuance of contingent shares	43,608	46,136
Effect of dilutive securities	1,351	1,622
Weighted average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	44,959	47,758

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

The following table shows the summarized financial information concerning the company’s reportable segments:

Three months ended February 3, 2006	Professional	Residential	Other	Total
		(Dollars in thousands)
Net sales	$253,605	$108,185	$7,850	$369,640
Intersegment gross sales	7,590	670	(8,260)	—
Earnings (loss) before income taxes	41,660	5,149	(25,497)	21,312
Total assets	498,768	215,803	265,888	980,459

Three months ended January 28, 2005	Professional	Residential	Other	Total
Net sales	$245,230	$95,876	$5,807	$346,913
Intersegment gross sales	9,897	689	(10,586)	—
Earnings (loss) before income taxes	38,865	4,434	(26,494)	16,805
Total assets	451,636	214,636	262,308	928,580

The following table presents the details of the Other segment earnings (loss) before income taxes:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2006	2005
Corporate expenses	$(25,257)	$(25,947)
Finance charge revenue	701	658
Elimination of corporate financing expense	3,481	2,974
Interest expense, net	(4,243)	(3,760)
Other	(179)	(419)
Total	$(25,497)	$(26,494)

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2006 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2005	$70,801	$10,396	$81,197
Translation adjustment	5	6	11
Balance as of February 3, 2006	$70,806	$10,402	$81,208

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	February 3, 2006		October 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,706)	$6,553	$(5,620)
Non-compete agreements	1,000	(844)	1,000	(821)
Customer related	1,242	(124)	1,239	(93)
Other	2,000	(1,355)	2,000	(1,285)
Total	$10,795	$(8,029)	$10,792	$(7,819)

Total other intangible assets, net	$2,766		$2,973

Amortization expense for intangible assets during the first quarter of fiscal 2006 was $210,000. Estimated amortization expense for the remainder of fiscal 2006 and succeeding fiscal years is as follows: 2006 (remainder), $620,000; 2007, $637,000; 2008, $461,000; 2009, $251,000; 2010, $174,000; 2011, $174,000; and after 2011, $449,000.

The company also had $2.5 million of non-amortizable intangible assets related to the Hayter brand name.

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the three-month periods in fiscal 2006 and 2005 were as follows:

	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance
	(Dollars in thousands)
February 3, 2006	$61,385	$7,983	$(7,647)	$(884)	$60,837

January 28, 2005	$60,988	$7,848	$(9,594)	$54	$59,296

Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2006	2005
Service cost	$95	$131
Interest cost	128	128
Prior service cost	(48)	(48)
Amortization of losses	68	83
Net expense	$243	$294

As of February 3, 2006, approximately $90,000 of contributions had been made. The company presently expects to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2006.

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.1 million for the first quarter of fiscal 2006 and $3.7 million for the first quarter of fiscal 2005.

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges and are reported at fair value as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Changes in the fair value of these contracts are reported in accumulated other comprehensive income (loss) until the hedged transaction occurs. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the three months ended February 3, 2006, the amount of gains reclassified to earnings for such cash flow hedges was $0.5 million. For the three months ended February 3, 2006, the gains treated as an addition to net sales for contracts to hedge trade sales were $0.4 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.1 million. As of February 3, 2006, the notional amount of such contracts outstanding was $80.8 million. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of February 3, 2006 was $0.2 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities and are not designed as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. An attempt at mediation in October 2005 was unsuccessful, and the company expects the stay of procedural matters to be lifted so that various procedural motions may be determined. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, an accrual has not been established for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s operating results for a particular period.

In the ordinary course of business, in addition to that described above, the company may become liable with respect to pending and threatened litigation for product liability, tax, patent, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management believes that, except for the lawsuit discussed above, the outcomes of these cases are unlikely to have a material adverse effect on the consolidated operating results or financial position of the company.

Accounting Pronouncements Adopted

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FASB Interpretation No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and (or) method of settlement are conditional on a future event. We adopted provisions of FASB Interpretation No. 47 on November 1, 2005, as required, and the adoption of this Interpretation had an immaterial impact on our consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted the provisions of SFAS No. 151 on November 1, 2005, as required, which had an immaterial impact on our consolidated results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products worldwide. Our products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As we enter our final year of our “6 + 8” profitability and growth initiative, we expect to continue to invest in growth strategies directed at underserved markets, such as accelerating our growth in international markets. The goals of this initiative are to achieve a consistent after-tax return on net sales of 6 percent or more and grow revenues at an average rate of 8 percent or more over the three-year period ending October 31, 2006.

RESULTS OF OPERATIONS

Overview

Our results for the first quarter of fiscal 2006 were strong with net sales growth of 6.6 percent and a double digit net earnings growth rate of 27.8 percent compared to the first quarter of fiscal 2005. Sales were up in all of our segments, led by significant international sales growth as a result of continued strong demand, introduction of new products, and the addition of Hayter Limited, which we acquired in February 2005. Hayter accounted for slightly more than half of our total net sales growth for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Net earnings increased significantly, and as a percentage of net sales rose from 3.2 percent in the first quarter of fiscal 2005 to 3.9 percent in the first quarter of fiscal 2006. Higher gross margins and continued leveraging of selling, general, and administrative expenses contributed to the earnings improvement. Our financial condition remains strong with only modest increases in receivables and inventory levels. We also increased our first quarter cash dividend by 50 percent compared to the quarterly cash dividend paid in the first quarter of fiscal 2005.

Our fiscal 2006 first quarter results were strong, and we are optimistic that results for the full fiscal year of 2006 will end strong. However, as net sales and earnings for the first quarter of our fiscal year are typically lower than other quarters, the results of our first quarter are not necessarily an indicator of spring season sales trends, which are still ahead. We continue to keep a cautionary eye on the domestic and global economies, weather, field inventory levels, commodity prices, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

First quarter of fiscal 2006 net earnings were $14.3 million or $0.32 per diluted share compared to $11.2 million or $0.23 per diluted share for the first quarter of fiscal 2005, a net earnings increase of 27.8 percent. The primary factors contributing to this increase were higher sales volumes, an increase in gross margins, and improved leveraging of selling, general, and administrative costs. In addition, first quarter of fiscal 2006 diluted earnings per share were benefited by approximately $0.02 per share compared to the first quarter of fiscal 2005 as a result of reduced shares outstanding due to our significant Toro common stock repurchases last fiscal year.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	February 3,	January 28,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	(64.3)	(64.9)
Gross profit	35.7	35.1
Selling, general, and administrative expense	(29.0)	(29.5)
Interest expense	(1.1)	(1.1)
Other income, net	0.2	0.3
Provision for income taxes	(1.9)	(1.6)
Net earnings	3.9%	3.2%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2006 were up 6.6 percent compared to last fiscal year’s first quarter. Factoring out the effect of the additional sales from our acquisition of Hayter in February 2005, net sales increased 3.1 percent over last fiscal year’s first quarter. International sales for the first quarter of fiscal 2006 were up significantly, increasing by 33.9 percent compared to the first quarter of fiscal 2005. International sales were strong in both the professional and residential segments as a result of continued growth in demand in international markets, introduction of new products, and improved availability of some products. However, sales of professional segment products in the U.S. were down, mainly for commercial and Exmark landscape contractor equipment, due to efforts to ship product closer to retail demand and reduce field inventory levels. Sales of residential segment products in the U.S. were also down due to lower shipments of Lawn-Boy products due to initial stocking shipments and expanded placement last year for new products. Other segment net sales were up for the first quarter comparison due to strong sales at a company-owned distributorship.

Gross Profit

Gross profit for the first quarter of fiscal 2006 increased 8.4 percent compared to the first quarter of fiscal 2005. As a percentage of net sales, gross profit for the first quarter of fiscal 2006 was 35.7 percent compared to 35.1 percent in the first quarter of fiscal 2005. The increase in gross profit as a percentage of net sales was the result of the following factors: (i) price increases introduced on some products to help mitigate the impact of higher commodity costs during the past two years; (ii) cost reduction efforts, including benefits from past and continuing profit improvement initiatives; and (iii) a change in the method of distribution of Exmark products to shipping directly to dealers in certain markets. Somewhat offsetting those positive factors were (i) increased outbound freight costs due to higher fuel costs and increased demand for transportation; (ii) higher tooling costs for new products introduced during the past two years; and (iii) the addition of Hayter sales that carry lower margins than the company total.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) for the first quarter of fiscal 2006 increased by 4.9 percent compared to the same period last fiscal year. However, SG&A as a percentage of net sales declined to 29.0 percent in the first quarter of fiscal 2006 compared to 29.5 percent in the first quarter of fiscal 2005. The decrease in SG&A expense as a percentage of net sales was due primarily to leveraging the fixed portion of SG&A costs over higher sales volumes as well as: (i) reduced warranty expense due to lower costs related to a reimbursement received from a vendor for a special product modification and lower claims experience and (ii) lower administrative expenses. Somewhat offsetting those decreases were: (i) increased investments in engineering and information systems as part of our “6 + 8” initiative and (ii) higher incentive compensation expense.

Interest Expense

Interest expense for the first quarter of fiscal 2006 increased by 12.8 percent compared to the first quarter of fiscal 2005 due to higher average interest rates on our short-term debt.

Other Income, Net

Other income, net for the first quarter of fiscal 2006 was $0.9 million compared to $1.1 million for the same period last fiscal year, a decline of 22.3 percent. The decrease was due primarily to lower interest income as a result of decreased invested funds.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2006 was 33.0 percent compared to 33.5 percent in the first quarter of fiscal 2005. The decline in the effective tax rate was due to a reduction in the tax on international operations.

BUSINESS SEGMENTS

As described previously, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of company-owned domestic distributorships, corporate activities, and financing functions. Operating earnings for each of our two business segments is defined as earnings from operations plus other income, net. Operating loss for our third “other” segment includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2006	2005	$ Change	% Change
Professional	$253,605	$245,230	$8,375	3.4%
Residential	108,185	95,876	12,309	12.8
Other	7,850	5,807	2,043	35.2
Total *	$369,640	$346,913	$22,727	6.6%

* Includes international sales of:	$120,059	$89,653	$30,406	33.9%

The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2006	2005	$ Change	% Change
Professional	$41,660	$38,865	$2,795	7.2%
Residential	5,149	4,434	715	16.1
Other	(25,497)	(26,494)	997	3.8
Total	$21,312	$16,805	$4,507	26.8%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2006 were up 3.4 percent compared to the first quarter of fiscal 2005. This increase was led by strong international sales, which were up 25.9 percent for the professional segment for the first quarter comparison, due to continued demand in the international markets, the success of new products introduced within the past two years, improved availability of some products, and the additional sales from the Hayter acquisition. Shipments of domestic commercial and Exmark landscape contractor equipment were down for the first quarter comparison due mainly to efforts to ship product closer to retail demand and reduce field inventory levels.

Operating Earnings. Operating earnings for the professional segment were $41.7 million in the first quarter of fiscal 2006 compared to $38.9 million in the first quarter of fiscal 2005, an increase of 7.2 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 16.4 percent compared to 15.8 percent in the first quarter of fiscal 2005.

This profit improvement was the result of higher gross margins in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to the same factors discussed previously in the Gross Profit section above. Somewhat offsetting the operating earnings improvement was an increase in SG&A expense, primarily from increased investments in engineering and marketing as part of our “6 + 8” initiative.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2006 were up by 12.8 percent compared to the first quarter of fiscal 2005. This increase was led by strong international sales due to continued demand in the international markets, the success of new products introduced within the past two years, and the additional sales from the Hayter acquisition. Domestic shipments of Toro walk power mowers were up due mainly to a key mass customer ordering product earlier than last year. Electric blower sales also increased due to the warm fall weather that extended the selling season and expanded placement at a key retailer. Somewhat offsetting those increases were lower Lawn-Boy walk power mower sales due mainly to initial stocking shipments last year as a result of additional store placement in the home center distribution channel and the introduction of new products. Riding product shipments were also down from the comparative quarter due to continued strong competition.

Operating Earnings. Operating earnings for the residential segment increased 16.1 percent in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Expressed as a percentage of net sales, residential segment operating margins increased to 4.8 percent compared to 4.6 percent in the first quarter of fiscal 2005. This increase was due mainly to higher gross margins due to the same factors discussed previously in the Gross Profit section above. In addition, SG&A expense as a percentage of net sales slightly decreased due to leveraging the fixed portion of SG&A costs over higher sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales increased $2.0 million or 35.2 percent in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to increased sales at a company-owned distributorship.

Operating Losses. Operating losses for the other segment were down $1.0 million or 3.8 percent for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This loss decrease was due to lower administrative costs and lower operating losses at the company-owned distributorships, somewhat offset by higher interest expense.

FINANCIAL POSITION

Working Capital

During the first quarter of fiscal 2006, our financial condition remained strong, and emphasis continued on improving asset management. Average working capital for the first three months of fiscal 2006 was $306.5 million compared to $312.0 million for the first three months of fiscal 2005, a slight decrease of 1.8 percent. Average receivables for the first three months of fiscal 2006 slightly decreased by 0.1 percent compared to the first three months of fiscal 2005 on a sales increase of 6.6 percent. Factoring out the incremental average receivables for Hayter, average receivables were down 4.8 percent. Average inventory levels slightly increased by 3.3 percent for the first three months of fiscal 2006 compared to the first three months of fiscal 2005, and average inventory turnover improved 2.1 percent for the last twelve months ended February 3, 2006 compared to the last twelve months ended January 28, 2005. Factoring out the incremental average inventory for Hayter, average inventory was down slightly (1.4 percent) for the first three months of fiscal 2006 compared to the first three months of fiscal 2005. These improvements reflect our continuing efforts to improve asset utilization.

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

Our Board of Directors approved a cash dividend of $0.09 per share for the first quarter of fiscal 2006 paid on January 12, 2006, which was an increase over our cash dividend of $0.06 per share for the first quarter of fiscal 2005.

Cash Flow. Our first fiscal quarter historically uses more operating cash than other quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2006 was 2.6 percent lower than the first three months of fiscal 2005 due primarily to higher earnings, a lower increase in receivables, and a higher increase in accounts payable and accrued liabilities, somewhat offset by a higher increase in inventory levels and deferred taxes for the first three months of fiscal 2006 compared to the first three months of fiscal 2005. Cash used in investing activities was lower by $2.8 million compared to the first quarter of fiscal 2005, due mainly to cash payments received on notes receivable. In the first quarter of fiscal 2006, we generated $36.4 million cash from financing activities, whereas in the first quarter of fiscal 2005, we used $20.9 million of cash for financing activities. This change of $57.3 million was due to lower levels of our common stock repurchased and an increase in tax benefits for stock-based awards in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in October 2010. We also have a $75.0 million secured credit line backed by a multi-year credit agreement, expiring in July 2006, which is renewable annually. Interest expense on these credit lines is determined based on a LIBOR or commercial paper rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $12 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $22.0 million in the first quarter of fiscal 2006 compared to $22.3 million in the first quarter of fiscal 2005, a slight decrease of 1.5 percent. As of February 3, 2006, we had $210.0 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of February 3, 2006, and expect to be in compliance with all covenants during fiscal 2006. If we were out of compliance with any covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the first quarter of fiscal 2006 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Inflation

We are subject to the effects of inflation and changing prices. In the first quarter of fiscal 2006, average prices paid for fuel, petroleum-based resins, and other commodities were higher compared to the first quarter of fiscal 2005, which resulted in a negative impact on our gross margin and net earnings. We expect this trend to continue for the remainder of fiscal 2006. We will continue to attempt to mitigate the impact of these anticipated increases in commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts, introduce moderate price increases on some products, and vendor negotiations.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used or changes in the estimates that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation of such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.  The accrual for future estimated warranty claims was $60.8 million as of February 3, 2006 compared to $59.3 million as of January 28, 2005.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of February 3, 2006, we had $2.6 million reserved against our accounts and notes receivable compared to $2.3 million as of January 28, 2005.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites, or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “plan”, “anticipate”, “estimate”, “believe”, “should”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation on our business, operating results, and financial condition.

Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•            Weather conditions may reduce demand for some of our products and adversely affect our net sales.

•            Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

•            Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, growth of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course development, and the amount of government spending.

•            Our residential segment net sales are dependent upon the amount of shelf space retailers assign to our products, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

•            A significant percentage of our consolidated net sales is generated outside of the United States, and we intend to continue to expand our international business. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of net sales.

•            Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

•            We intend to grow our business in part through additional acquisitions, alliances, and joint venture arrangements, which are risky and could harm our business.

•            If we are unable to smoothly transition leadership roles and responsibilities, retain our key employees, and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

•            We rely on our management information systems for inventory management, distribution, and other functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and operating results could be adversely affected.

•            A significant portion of our net sales are financed by third parties. Some Toro dealers and Exmark distributors and dealers finance their inventories with third party financing sources. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

•            Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

•            We manufacture our products at and distribute our products from several locations in the United States and internationally.  Any disruption at any of these facilities or our inability to cost-effectively expand existing and move production between manufacturing facilities could adversely affect our business and operating results.

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as changes in domestic and global economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, weaker consumer confidence, and currency exchange rates; natural disasters that may result in shortages of raw materials, higher fuel costs, and an increase in insurance premiums; financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

•            If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and achieve market acceptance, we may experience a decrease in demand for our products, and our business could suffer.

•            We face intense competition in all of our product lines, including some competitors that have greater resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and may expose us to penalties for non-compliance. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

•            We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

For more information regarding these risks, see our most recent filed Annual Report on Form 10-K.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure to foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the use of a variety of derivative financial instruments. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three months ended February 3, 2006, the amount of gains reclassified to earnings for such cash flow hedges was $0.5 million. For the three months ended February 3, 2006, the gains treated as an addition to net sales for contracts to hedge trade sales were $0.4 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.1 million.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2006. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net for the three months ended February 3, 2006 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7446	$41,193.6	$(87.0)	$(201.0)
Buy US dollar/Sell Canadian dollar	0.8430	5,724.2	(241.7)	(51.4)
Buy US dollar/Sell Euro	1.2161	93,448.3	385.1	315.1
Buy US dollar/Sell British pound	1.7783	21,873.1	—	55.3
Buy Australian dollar/Sell US dollar	0.7539	527.7	—	(1.1)
Buy Euro/Sell U.S. dollar	1.2088	483.5	—	(0.4)
Buy British pound/Sell U.S. dollar	1.7741	1,774.1	—	(0.6)
Buy Mexican peso/Sell U.S. dollar	10.8523	11,334.0	278.9	(135.7)

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with steel, aluminum, plastic resin, and linerboard. Further information regarding rising prices for commodities is presented in Item 2, section entitled “Inflation.”

We utilize well-defined financial contracts in the normal course of operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of natural gas, which meet the definition of “normal purchases and normal sales” and therefore, are not considered derivative instruments for accounting purposes.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal first quarter ended February 3, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has been no formal discovery. A number of procedural motions have been filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. An attempt at mediation in October 2005 was unsuccessful, and the company expects the stay of procedural matters to be lifted so that various procedural motions may be determined. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, an accrual has not been established for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s operating results for a particular period.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A). There has been no material change in those risk factors.

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our first quarter of fiscal 2006 stock repurchase activity:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				As Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)		Paid per Share	or Programs	Programs (1)

November 1, 2005 through December 2, 2005	238,200		$37.68	238,200	1,607,989

December 3, 2005 through December 30, 2005	44,349		41.45	44,349	1,563,640

December 31, 2005 through February 3, 2006	384,137	(2)	44.08	380,755	1,182,885

Total	666,686		$41.62	663,304

(1)          On July 19, 2005, the company’s Board of Directors authorized the repurchase of 2,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased 663,304 shares during the periods indicated above under this program, including 398,697 shares repurchased by the company from current or former employees in connection with the payment of withholding taxes.

(2)          Includes 3,382 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $46.20 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 3,382 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

Item 6.  EXHIBITS

(a)	Exhibits

3(i) and 4(a)

The Toro Company Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

	3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).

	4(c)	Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K dated October 31, 2004).

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

10(a)

Post-Retirement Consulting and Noncompetition Agreement dated as of December 31, 2005 between The Toro Company and Kendrick B. Melrose (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated December 31, 2005, Commission File No. 1-8649).

	10(b)	The Toro Company Performance Share Plan (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated February 16, 2006, Commission File No. 1-8649).

	10(c)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).

	10(d)	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).

	31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: March 13, 2006	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)