Form 10-Q
period 2006-05-05
TORO CO
filed 2006-06-14
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 5, 2006

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

Yes ☐      No ☒

The number of shares of Common Stock outstanding as of June 2, 2006 was 42,174,877.

THE TORO COMPANY
INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings (Unaudited) -
	Three and Six Months Ended May 5, 2006 and April 29, 2005	3

	Condensed Consolidated Balance Sheets (Unaudited) -
	May 5, 2006, April 29, 2005, and October 31, 2005	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Six Months Ended May 5, 2006 and April 29, 2005	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20-21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	25

	Signatures	26

PART I.

ITEM 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2006	2005	2006	2005
Net sales	$659,004	$628,441	$1,028,644	$975,354
Cost of sales	428,748	411,798	666,514	637,048
Gross profit	230,256	216,643	362,130	338,306
Selling, general, and administrative expense	124,309	119,542	231,514	221,781
Earnings from operations	105,947	97,101	130,616	116,525
Interest expense	(5,177)	(4,873)	(9,420)	(8,633)
Other income, net	2,446	942	3,332	2,083
Earnings before income taxes	103,216	93,170	124,528	109,975
Provision for income taxes	33,134	31,212	40,167	36,841
Net earnings	$70,082	$61,958	$84,361	$73,134

Basic net earnings per share of common stock	$1.62	$1.38	$1.94	$1.61
Diluted net earnings per share of common stock	$1.56	$1.33	$1.87	$1.55

Weighted average number of shares of common stock outstanding — Basic	43,375	44,754	43,494	45,438

Weighted average number of shares of common stock outstanding — Diluted	44,957	46,592	45,000	47,210

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 5,	April 29,	October 31,
	2006	2005	2005
ASSETS
Cash and cash equivalents	$27,240	$14,449	$41,402
Receivables, net	546,413	539,633	295,683
Inventories, net	248,134	256,926	235,347
Prepaid expenses and other current assets	18,688	13,476	16,084
Deferred income taxes	74,556	56,265	58,558
Total current assets	915,031	880,749	647,074

Property, plant, and equipment	520,839	498,171	506,884
Less accumulated depreciation	357,110	327,837	339,607
	163,729	170,334	167,277

Other assets	8,355	18,341	15,737
Goodwill	81,346	81,360	81,197
Other intangible assets, net	5,175	5,855	5,452
Total assets	$1,173,636	$1,156,639	$916,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$23	$45	$46
Short-term debt	121,078	151,137	325
Accounts payable	126,201	114,915	87,952
Accrued liabilities	296,464	293,333	252,879
Total current liabilities	543,766	559,430	341,202

Long-term debt, less current portion	175,000	175,024	175,000
Long-term deferred income taxes	872	3,837	872
Deferred revenue and other long-term liabilities	9,356	7,827	9,629

Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 42,371,599 shares as of May 5, 2006 (net of 11,660,621 treasury shares), 43,267,698 shares as of April 29, 2005 (net of 10,764,522 treasury shares), and 41,898,463 shares as of October 31, 2005 (net of 12,133,757 treasury shares)	42,372	43,268	41,899
Retained earnings	413,569	376,269	359,716
Accumulated other comprehensive loss	(11,299)	(9,016)	(11,581)
Total stockholders’ equity	444,642	410,521	390,034
Total liabilities and stockholders’ equity	$1,173,636	$1,156,639	$916,737

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	May 5,	April 29,
	2005	2006
Cash flows from operating activities:
Net earnings	$84,361	$73,134
Adjustments to reconcile net earnings to net cash
used in operating activities:
Equity losses from investments	839	302
Provision for depreciation and amortization	21,053	18,592
Gain on disposal of property, plant, and equipment	(11)	(242)
Stock-based compensation expense	4,465	4,819
Increase in deferred income taxes	(15,923)	(3,280)
Changes in operating assets and liabilities:
Receivables, net	(251,863)	(238,083)
Inventories, net	(10,839)	(20,248)
Prepaid expenses and other assets	(809)	4,189
Accounts payable, accrued expenses, and deferred revenue	78,028	72,409
Net cash used in operating activities	(90,699)	(88,408)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(17,155)	(15,106)
Proceeds from asset disposals	787	2,351
Increase in investment in affiliates	(371)	(197)
Decrease (increase) in other assets	6,192	(538)
Proceeds from sale of a business	—	765
Acquisition, net of cash acquired	—	(35,285)
Net cash used in investing activities	(10,547)	(48,010)

Cash flows from financing activities:
Increase in short-term debt	120,722	150,007
Repayments of long-term debt	(23)	(22)
Excess tax benefits from stock-based awards	15,625	4,015
Proceeds from exercise of stock options	7,376	5,631
Purchases of Toro common stock	(49,286)	(94,029)
Dividends paid on Toro common stock	(7,842)	(5,482)
Net cash provided by financing activities	86,572	60,120

Effect of exchange rates on cash	512	(9)

Net decrease in cash and cash equivalents	(14,162)	(76,307)
Cash and cash equivalents as of the beginning of the period	41,402	90,756
Cash and cash equivalents as of the end of the period	$27,240	$14,449

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 5, 2006

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended May 5, 2006 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2006. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5,	April 29,	May 5,	April 29,
	2006	2005	2006	2005
Net earnings	$70,082	$61,958	$84,361	$73,134
Other comprehensive income:
Cumulative translation adjustments	1,364	265	1,795	818
Unrealized (loss) gain on derivative instruments, net of taxes	(1,177)	838	(1,513)	1,308
Comprehensive income	$70,269	$63,061	$84,643	$75,260

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first quarter of fiscal 2006, option awards were granted with an exercise price equal to the market price of the company’s common stock as of the date of grant. For certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2006 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues Performance Shares to key employees. The company determines the fair value of these Performance Shares as of the date of grant and recognizes the expense over the vesting period. Total compensation expense for option awards and Performance Shares for the second quarter of fiscal 2006 and 2005 was $2.0 million and $2.2 million, respectively. Year-to-date compensation expense for option awards and Performance Shares through the second quarter of fiscal 2006 and 2005 was $4.1 million and $4.2 million, respectively.

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

	Fiscal 2006	Fiscal 2005
Expected life of option in years	2.5 – 6.5	3 – 7
Expected volatility	25.26% – 26.96%	25.87% – 30.41%
Weighted-average volatility	26.12%	28.04%
Risk-free interest rate	4.399% – 4.526%	3.22% – 4.04%
Expected dividend yield	0.65% – 0.70%	0.18% – 0.25%
Weighted-average dividend yield	0.67%	0.22%

The weighted-average fair value of options granted during the first quarters of fiscal 2006 and 2005 was $10.90 per share and $11.14 per share, respectively. The fair value of Performance Shares granted during the first quarters of fiscal 2006 and 2005 was $41.44 per share and $37.02 per share, respectively. No options or Performance Shares were granted during the second quarters of fiscal 2006 and 2005.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories and first-in, first-out (FIFO) for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated market value for that inventory. These reserves are based on a review and comparison of current inventory levels to the production and sales history of the inventory.

     Inventories were as follows:

(Dollars in thousands)	May 5,	April 29,	October 31,
	2006	2005	2005
Raw materials and work in process	$69,276	$70,559	$61,824
Finished goods and service parts	237,008	236,481	231,772
	306,284	307,040	293,596

Less: LIFO	40,011	30,227	40,011
Other reserves	18,139	19,887	18,238
Total	$248,134	$256,926	$235,347

Per Share Data

Reconciliations of basic and diluted weighted average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 5,	April 29,	May 5,	April 29,
	2006	2005	2006	2005
Basic
Weighted average number of shares of common stock	43,375	44,754	43,418	45,366
Assumed issuance of contingent shares	—	—	76	72
Weighted average number of shares of common stock and assumed issuance of contingent shares	43,375	44,754	43,494	45,438

Diluted
Weighted average number of shares of common stock and assumed issuance of contingent shares	43,375	44,754	43,494	45,438
Effect of dilutive securities	1,582	1,838	1,506	1,772
Weighted average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	44,957	46,592	45,000	47,210

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

     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
	Professional	Residential	Other	Total
Three months ended May 5, 2006
Net sales	$439,098	$210,293	$9,613	$659,004
Intersegment gross sales	18,947	3,517	(22,464)	—
Earnings (loss) before income taxes	104,177	18,136	(19,097)	103,216

Three months ended April 29, 2005
Net sales	$389,052	$227,722	$11,667	$628,441
Intersegment gross sales	18,166	3,884	(22,050)	—
Earnings (loss) before income taxes	84,623	28,963	(20,416)	93,170

	Professional	Residential	Other	Total
Six months ended May 5, 2006
Net sales	$692,703	$318,478	$17,463	$1,028,644
Intersegment gross sales	26,537	4,187	(30,724)	—
Earnings (loss) before income taxes	145,837	23,285	(44,594)	124,528
Total assets	545,760	259,959	367,917	1,173,636

Six months ended April 29, 2005
Net sales	$634,282	$323,598	$17,474	$975,354
Intersegment gross sales	28,063	4,573	(32,636)	—
Earnings (loss) before income taxes	123,488	33,397	(46,910)	109,975
Total assets	520,092	275,701	360,846	1,156,639

     The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5,	April 29,	May 5,	April 29,
	2006	2005	2006	2005
Corporate expenses	$(22,669)	$(21,937)	$(47,927)	$(47,883)
Finance charge revenue	539	924	1,240	1,582
Elimination of corporate financing expense	5,435	5,524	8,917	8,498
Interest expense, net	(5,177)	(4,873)	(9,420)	(8,633)
Other	2,775	(54)	2,596	(474)
Total	$(19,097)	$(20,416)	$(44,594)	$(46,910)

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2006 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2005	$70,801	$10,396	$81,197
Translation adjustment	78	71	149
Balance as of May 5, 2006	$70,879	$10,467	$81,346

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	May 5, 2006		October 31, 2005
(Dollars in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,792)	$6,553	$(5,620)
Non-compete agreements	1,000	(867)	1,000	(821)
Customer related	1,289	(161)	1,239	(93)
Other	2,000	(1,425)	2,000	(1,285)
Total	$10,842	$(8,245)	$10,792	$(7,819)

Total other amortizable intangible assets, net	$2,597		$2,973

Amortization expense for intangible assets during the first six months of fiscal 2006 was $419,000. Estimated amortization expense for the remainder of fiscal 2006 and succeeding fiscal years is as follows: 2006 (remainder), $411,000; 2007, $637,000; 2008, $461,000; 2009, $251,000; 2010, $174,000; 2011, $174,000 and after 2011, $489,000.

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

     Warranty provisions, claims, and changes in estimates for the first six-month periods in fiscal 2006 and 2005 were as follows:

(Dollars in thousands)
	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provision	Claims	Estimates	Balance
May 5, 2006	$61,385	$23,533	$(15,221)	$343	$70,040

April 29, 2005	$60,988	$22,526	$(16,593)	$503	$67,424

Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5,	April 29,	May 5,	April 29,
	2006	2005	2006	2005
Service cost	$95	$131	$190	$262
Interest cost	128	128	256	256
Prior service cost	(48)	(48)	(96)	(96)
Amortization of losses	68	83	136	166
Net expense	$243	$294	$486	$588

As of May 5, 2006, approximately $284,000 of contributions had been made. The company presently expects to contribute approximately $550,000 to its postretirement health-care benefit plan in fiscal 2006.

     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.2 million and $8.3 million for the second quarter and year-to-date periods in fiscal 2006, respectively, and $4.0 million and $7.7 million for the second quarter and year-to-date periods in fiscal 2005, respectively.

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

     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges and are reported at fair value as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss until the hedged transaction occurs. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the three and six months ended May 5, 2006, the amount of gains reclassified to earnings for such cash flow hedges was $0.5 million and $1.0 million, respectively. For the six months ended May 5, 2006, the gains treated as an addition to net sales for contracts to hedge trade sales were $0.8 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.2 million. As of May 5, 2006, the notional amount of such contracts outstanding was $54.1 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of May 5, 2006 was $0.9 million.

     The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities and are not designed as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has yet been no formal discovery. A number of procedural motions were filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. An attempt at mediation in October 2005 was unsuccessful. On May 17, 2006, the court granted plaintiffs’ motion to amend the complaint to add 84 additional plaintiffs. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The amended complaint also adds an engine manufacturer as an additional defendant, revises the claim to cover lawnmowers with up to a 30 horsepower engine, expands the class period to January 1, 1994 through the present, and seeks treble damages under the RICO Act. In late May 2006, the case was removed to Federal court. Toro has been notified that defendant MTD Products Inc. has agreed to settle with plaintiffs. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, an accrual has not been established for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

     In the ordinary course of business, in addition to that described above, the company may become liable with respect to pending and threatened litigation for product liability, tax, patent, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management believes that, except for the lawsuit discussed above, the outcomes of these cases are unlikely to have a material adverse effect on the consolidated operating results, liquidity, or financial position of the company.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products worldwide. Our products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As we enter the last six months of our “6 + 8” profitability and growth initiative, we expect to continue to invest in growth strategies directed at underserved markets, such as accelerating our growth in international markets. The goals of this initiative are to achieve a consistent after-tax return on net sales of 6 percent or more and grow revenues at an average rate of 8 percent or more over the three-year period ending October 31, 2006.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2006 were strong with double digit earnings growth. Our net earnings rose 13.1 percent compared to the second quarter of fiscal 2005 on a net sales growth rate of 4.9 percent. Year-to-date net earnings rose 15.4 percent in fiscal 2006 compared to the same period last fiscal year on a year-to-date sales growth rate of 5.5 percent. Sales growth was led by continued strong sales in our professional segment, somewhat hampered by a decline in sales for the residential segment. International sales continued its growth momentum with an increase of 6.7 percent and 16.6 percent for the second quarter and year-to-date period of fiscal 2006, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from our purchase of Hayter Limited, which we acquired in February 2005, total year-to-date net sales were up 4.7 percent for fiscal 2006 compared to the same period in fiscal 2005. Net earnings as a percentage of net sales rose from 9.9 percent and 7.5 percent in the second quarter and year-to-date period of fiscal 2005, respectively, to 10.6 percent and 8.2 percent in the second quarter and year-to-date period of fiscal 2006, respectively. Higher gross margins, a lower effective tax rate, and continued leveraging of selling, general, and administrative expenses contributed to the earnings improvement. Our financial condition remains strong with only modest increases in receivables and a decline in inventory levels as compared to the end of the second quarter of fiscal 2005. We also increased our second quarter cash dividend by 50 percent compared to the quarterly cash dividend paid in the second quarter of fiscal 2005.

     Our fiscal 2006 second quarter results were strong, and we are optimistic that our results for the full fiscal year of 2006 will end strong. We continue to keep a cautionary eye on the weather, field inventory levels, retail demand, world economies, commodity prices, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook. In particular, retail demand for the first half of fiscal 2006 was lower than our expectations, which could have a negative impact on our fiscal third quarter net sales if such retail demand trends continue.

Net Earnings

Net earnings for the second quarter of fiscal 2006 were $70.1 million or $1.56 per diluted share compared to $62.0 million or $1.33 per diluted share for the second quarter of fiscal 2005, a net earnings per diluted share increase of 17.3 percent. Year-to-date net earnings in fiscal 2006 were $84.4 million or $1.87 per diluted share compared to $73.1 million or $1.55 per diluted share last fiscal year, a net earnings per diluted share increase of 20.6 percent. The primary factors contributing to these increases were higher sales volumes, an increase in gross margins, a lower effective tax rate, and improved leveraging of selling, general, and administrative costs. In addition, second quarter and year-to-date fiscal 2006 net earnings per diluted share were benefited by approximately $0.06 per share and $0.08 per share, respectively, compared to the same periods in fiscal 2005 as a result of reduced shares outstanding due to our significant Toro common stock repurchases.

     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	65.5	64.8	65.3
Gross profit	34.9	34.5	35.2	34.7
Selling, general, and administrative expense	(18.9)	(19.0)	(22.5)	(22.7)
Interest expense	(0.8)	(0.8)	(0.9)	(0.9)
Other income, net	0.4	0.1	0.3	0.2
Provision for income taxes	(5.0)	(4.9)	(3.9)	(3.8)
Net earnings	10.6%	9.9%	8.2%	7.5%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date period of fiscal 2006 were up 4.9 percent and 5.5 percent, respectively, from the same periods in the prior fiscal year. Factoring out the effect of the additional sales from Hayter, which was acquired in February 2005, net sales for the year-to-date period of fiscal 2006 increased 4.7 percent over the same period last fiscal year. The net sales increase was led by price increases, market share gains, and strong worldwide demand in the professional segment as a result of the introduction of new products. International sales continued to be strong, particularly in the professional segment, despite the unfavorable impact of currency exchange rates that hampered sales by approximately $5 million and $7 million for the second quarter of fiscal 2006 and year-to date period of fiscal 2006, respectively, compared to the same periods last fiscal year. Residential segment sales were down as a result of lower walk power mower sales, somewhat offset by an increase of new riding product shipments. International residential segment sales were down for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 as a result of lower sales at Hayter. However, international residential segment sales were up for the year-to-date period of fiscal 2006 compared to the same period last year.

Gross Profit

Gross profit for the second quarter and year-to-date period of fiscal 2006 increased 6.3 percent and 7.0 percent, respectively, compared to the same periods of the prior fiscal year due to increased sales. As a percentage of net sales, gross profit for the second quarter and year-to-date period of fiscal 2006 was 34.9 percent and 35.2 percent, respectively, compared to 34.5 percent and 34.7 percent for the second quarter and year-to-date period of fiscal 2005, respectively. The increase in gross profit as a percentage of net sales was the result of the following factors: (i) price increases introduced on some products to help mitigate the impact of higher commodity costs during the past several years; (ii) a higher proportionate share of professional segment sales that carry higher average gross margins than residential segment sales; and (iii) cost reduction efforts, including benefits from past and continuing profit improvement initiatives. Somewhat offsetting those positive factors were: (i) continued higher commodity costs; (ii) lower gross margins for the new line of riding products in the residential segment; (iii) increased freight costs due to higher fuel costs and increased demand for transportation; and (iv) higher tooling costs for new products introduced during the past two years.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the second quarter and year-to-date period of fiscal 2006 by 4.0 percent and 4.4 percent, respectively, from the same periods of the prior fiscal year. SG&A as a percentage of net sales for the second quarter and year-to-date period of fiscal 2006 was 18.9 percent and 22.5 percent, respectively, compared to 19.0 percent and 22.7 percent for the second quarter and year-to-date period of fiscal 2005, respectively. The decrease in SG&A expense as a percentage of net sales was due primarily to leveraging the fixed portion of SG&A costs over higher sales volumes. Somewhat offsetting those decreases were: (i) increased investments in engineering and information systems as part of our “6 + 8” initiative and (ii) higher warranty expense due to special provisions for product modifications.

Interest Expense

Interest expense for the second quarter and year-to-date period of fiscal 2006 increased by 6.2 percent and 9.1 percent, respectively, from the same periods in the prior year. These increases were due primarily to higher average interest rates on short-term debt.

Other Income, Net

Other income, net for the second quarter and year-to-date period of fiscal 2006 was $2.4 million and $3.3 million, respectively. These amounts represent increases of $1.5 million and $1.2 million, respectively, from the same periods in the prior fiscal year. These increases were due primarily to currency exchange rate gains this year compared to currency exchange rate losses last year and higher litigation settlement recovery in fiscal 2006 compared to fiscal 2005.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2006 was 32.1 percent compared to 33.5 percent in the second quarter of fiscal 2005. The effective tax rate for the year-to-date period of fiscal 2006 was 32.3 percent compared to 33.5 percent for the same period in the prior fiscal year. The decline in the effective tax rate was due to the favorable resolution of tax matters from prior years’ tax returns.

BUSINESS SEGMENTS

As described previously, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of company-owned domestic distributorships, and corporate activities, including corporate financing activities. Operating earnings for each of our two business segments is defined as earnings from operations plus other income, net. Operating loss for our third “other” segment includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, net, and interest expense.

     The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	May 5,	April 29,
	2006	2005	$ Change	% Change
Professional	$439,098	$389,052	$50,046	12.9%
Residential	210,293	227,722	(17,429)	(7.7)
Other	9,613	11,667	(2,054)	(17.6)
Total *	$659,004	$628,441	$30,563	4.9%

* Includes international net sales of:	$168,290	$157,722	$10,568	6.7%

	Six Months Ended
(Dollars in thousands)	May 5,	April 29,
	2006	2005	$ Change	% Change
Professional	$692,703	$634,282	$58,421	9.2%
Residential	318,478	323,598	(5,120)	(1.6)
Other	17,463	17,474	(11)	(0.1)
Total *	$1,028,644	$975,354	$53,290	5.5%

* Includes international net sales of:	$288,349	$247,369	$40,980	16.6%

     The following table summarizes operating earnings (loss) by segment:

	Three Months Ended
(Dollars in thousands)	May 5,	April 29,
	2006	2005	$ Change	% Change
Professional	$104,177	$84,623	$19,554	23.1%
Residential	18,136	28,963	(10,827)	(37.4)
Other	(19,097)	(20,416)	1,319	6.5
Total	$103,216	$93,170	$10,046	10.8%

	Six Months Ended
(Dollars in thousands)	May 5,	April 29,
	2006	2005	$ Change	% Change
Professional	$145,837	$123,488	$22,349	18.1%
Residential	23,285	33,397	(10,112)	(30.3)
Other	(44,594)	(46,910)	2,316	4.9
Total	$124,528	$109,975	$14,553	13.2%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date period of fiscal 2006 were up 12.9 percent and 9.2 percent, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from the acquisition of Hayter, professional segment net sales for the year-to-date period of fiscal 2006 were up 8.3 percent compared to the same period last fiscal year. This increase was led by strong international professional segment sales, which were up 13.5 percent and 18.0 percent for the second quarter and year-to-date period of fiscal 2006, respectively, compared to the same periods last fiscal year, due to continued demand in the international markets, the success of new products introduced within the past two years, and the additional sales from the Hayter acquisition for the year-to-date comparison. Shipments of landscape contractor equipment also increased due mainly to the introduction of new products and strong orders from our customers in anticipation of strong retail demand during fiscal 2006, which has also resulted in higher field inventory levels as of the end of the second quarter of fiscal 2006 compared to the end of the second quarter of fiscal 2005.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date period of fiscal 2006 increased 23.1 percent and 18.1 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margins increased to 23.7 percent compared to 21.8 percent in the second quarter of fiscal 2005, and the fiscal 2006 year-to-date professional segment operating margins increased to 21.1 percent compared to 19.5 percent last fiscal year. This profit improvement was the result of higher gross margins in the fiscal 2006 periods compared to the fiscal 2005 periods due to the same factors discussed previously in the Gross Profit section above. Also contributing to the operating earnings improvement was lower SG&A expense as a percentage of net sales due mainly to leveraging the fixed portion of SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date period of fiscal 2006 were down 7.7 percent and 1.6 percent, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from the acquisition of Hayter, residential segment net sales for the year-to-date period of fiscal 2006 were down 2.5 percent compared to the same period last fiscal year. This decline was led by lower shipments of walk power mowers and other product lines due mainly to customers’ efforts to lower their inventory levels and lower than expected retail demand. In addition, sales of Lawn-Boy products were down this fiscal year compared to last fiscal year as a result of last year’s initial stocking shipments due to expanded placement for new products in the home center distribution channel. International residential segment sales were down for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 as a result of lower sales at Hayter due to product availability and quality issues. However, international residential segment sales were up for the year-to-date period of fiscal 2006 compared to the same period last fiscal year. Somewhat offsetting those decreases were higher shipments of riding products due to the introduction of new models and expanded placement at a key retailer.

Operating Earnings. Operating earnings for the residential segment in the second quarter of fiscal 2006 decreased 37.4 percent compared to the second quarter of fiscal 2005, and fiscal 2006 year-to-date operating earnings were down by 30.3 percent compared to the same period last year. Expressed as a percentage of net sales, residential segment operating margin decreased to 8.6 percent compared to 12.7 percent in the second quarter of fiscal 2005, and fiscal 2006 year-to-date residential segment operating margin decreased to 7.3 percent compared to 10.3 percent last year. Those decreases were due mainly to lower gross margins as a result of higher commodity costs with minimal price increases and lower gross margins for the new line of riding products. Also contributing to the decline in operating earnings was higher SG&A expense as a percent of net sales due mainly to lower sales volumes and higher warranty costs as a result of a special provision for a product recall.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales decreased for the second quarter and year-to-date period of fiscal 2006 by 17.6 percent and 0.1 percent, respectively, compared to the same periods last fiscal year. This decline was due to lower sales at a company-owned distributor as a result of the change in the method of distribution of Exmark products to shipping directly to dealers that impacted the region of our Midwestern distributorship.

Operating Losses. Operating losses for the other segment were down for the second quarter and year-to-date period of fiscal 2006 by $1.3 million or 6.5 percent and $2.3 million or 4.9 percent, respectively, compared to the same periods last fiscal year. The decreased losses were due primarily to currency exchange rate gains this year compared to currency exchange rate losses last fiscal year, somewhat offset by higher interest expense.

FINANCIAL POSITION

Working Capital

During the first half of fiscal 2006, our financial condition remained strong and emphasis continued on improving asset management. Average working capital for the first half of fiscal 2006 was $326.8 million compared to $301.4 million for the first half of fiscal 2005. The increase of 8.4 percent was primarily due to lower average short-term debt. Average receivables for the first half of fiscal 2006 slightly decreased by 0.2 percent compared to the first half of fiscal 2005 on a sales increase of 5.5 percent. Our average days sales outstanding for receivables improved to 74.4 days based on sales for the last twelve months ended May 5, 2006, compared to 75.4 days for the twelve months ended April 29, 2005. Average inventory levels increased slightly by 0.1 percent for the first half of fiscal 2006 compared to the first half of fiscal 2005. Average inventory turnover slightly improved by 0.2 percent for the last twelve months ended May 5, 2006 compared to the last twelve months ended April 29, 2005. These improvements reflect our continuing efforts to improve asset utilization.

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

     Our Board of Directors approved a cash dividend of $0.09 per share for the second quarter of fiscal 2006 paid on April 12, 2006, which was an increase over our cash dividend of $0.06 per share for the second quarter of fiscal 2005.

Cash Flow. Cash used in operating activities for the first six months of fiscal 2006 was 2.6 percent higher than the first six months of fiscal 2005 due primarily to a higher increase in receivables and deferred taxes, somewhat offset by higher net earnings and a lower increase in inventory levels for the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Cash used in investing activities was lower by $37.5 million compared to the first six months of fiscal 2006, due mainly to cash utilized last year for the purchase of Hayter. Cash provided by financing activities was higher by 44.0 percent compared to the first six months of fiscal 2005. This change of $26.5 million was due to lower levels of our common stock repurchased and an increase in tax benefits for stock-based awards in the first six months of fiscal 2006 compared to the first six months of fiscal 2005, somewhat offset by a lower increase in short-term debt.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in October 2010. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $17 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $62.7 million in the first six months of fiscal 2006 compared to $85.1 million in the first six months of fiscal 2005, a decrease of 26.4 percent. This decline was the result of cash utilized last year for the acquisition of Hayter and significant stock repurchases. As of May 5, 2006, we had $71.8 million of unutilized availability under our credit agreements.

     Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of May 5, 2006, and expect to be in compliance with all covenants during fiscal 2006. If we were out of compliance with any covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the second quarter of fiscal 2006 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Inflation

We are subject to the effects of inflation and changing prices. In the first half of fiscal 2006, average prices paid for fuel, petroleum-based resins, and other commodities were higher compared to the first half of fiscal 2005, which resulted in a negative impact on our gross margin and net earnings. We expect this trend to continue for the remainder of fiscal 2006. We will continue to attempt to mitigate the impact of these anticipated increases in commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts, introducing moderate price increases on some products, and through vendor negotiations.

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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation of such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings. The accrual for future estimated warranty claims was $70.0 million as of May 5, 2006 compared to $67.4 million as of April 29, 2005.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of May 5, 2006, we had $3.6 million reserved against our accounts and notes receivable compared to $3.2 million as of April 29, 2005.

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

•            Inflationary pressures and higher short-term and mortgage interest rates could cause consumers to reduce spending, which could have an adverse affect on our net sales and earnings.

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

•            A significant percentage of our consolidated net sales is generated outside of the United States, and we intend to continue to expand our international business. Our international operations require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, accounting, and business factors; and may not be successful or produce desired levels of net sales and earnings.

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

•            A significant portion of our net sales are financed by third parties. Some Toro dealers and Exmark distributors and dealers finance their inventories with third party financing sources. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our customers by these third parties, or any delay in securing replacement credit sources, could negatively impact our sales and operating results.

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

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as changes in domestic and global economies, including but not limited to slow growth rate, slow down in home sales, rise in interest rates, inflation, unemployment, weaker consumer confidence, and currency exchange rates; natural disasters that may result in shortages of raw materials, higher fuel and energy costs, and an increase in insurance premiums; financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

•            We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition, including without limitation the pending litigation against the company and other defendants that challenges the horsepower ratings of lawnmowers, of which the company is currently unable to assess whether the litigation would have a material adverse effect on the company’s consolidated operating results or financial condition, although an adverse result might be material to operating results in a particular period.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recent filed Annual Report on Form 10-K.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in our net earnings and cash flows. See further discussions on these market risks below.

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage our exposure to foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the use of a variety of derivative financial instruments. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash volatility associated with foreign exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposures are with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

     We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and six months ended May 5, 2006, the amount of gains reclassified to earnings for such cash flow hedges was $0.5 million and $1.0 million, respectively. For the six months ended May 5, 2006, the gains treated as an addition to net sales for contracts to hedge trade sales were $0.8 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.2 million.

     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2006. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net for the six months ended May 5, 2006 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7483	$35,955.3	$(423.6)	$(411.8)
Buy US dollar/Sell Canadian dollar	0.8668	4,693.7	(174.3)	(158.3)
Buy US dollar/Sell Euro	1.2298	93,238.6	(1,026.2)	(991.5)
Buy US dollar/Sell British pound	1.8402	25,578.8	—	(38.2)
Buy Australian dollar /Sell US dollar	0.7395	856.5	24.2	8.9
Buy Euro/Sell US dollar	1.2479	1,247.9	16.6	—
Buy Japanese Yen/Sell US dollar	113.5000	44.1	—	(0.1)
Buy Mexican peso/Sell US dollar	10.8278	7,388.4	(153.8)	250.7

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using a combination of short- and long-term agreements with some vendors. The primary commodity price exposures are with steel, plastic resin, diesel fuel, aluminum, copper, and linerboard. Further information regarding rising prices for commodities is presented in Item 2, section entitled “Inflation.”

     We utilize well-defined financial contracts in the normal course of operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of natural gas, which meet the definition of “normal purchases and normal sales” and therefore, are not considered derivative instruments for accounting purposes.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal second quarter ended May 5, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et. al., No.04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured or sold by the defendants. The complaint seeks an injunction, unspecified compensatory and punitive damages, and attorneys’ fees. No answers have been entered in the case, and there has yet been no formal discovery. A number of procedural motions were filed by the defendants, but have not yet been decided. On April 20, 2005, the court issued a stay of discovery and procedural matters to permit the parties to engage in settlement discussions. An attempt at mediation in October 2005 was unsuccessful. On May 17, 2006, the court granted plaintiffs’ motion to amend the complaint to add 84 additional plaintiffs. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The amended complaint also adds an engine manufacturer as an additional defendant, revises the claim to cover lawnmowers with up to a 30 horsepower engine, expands the class period to January 1, 1994 through the present, and seeks treble damages under the RICO Act. In late May 2006, the case was removed to Federal court. Toro has been notified that defendant MTD Products Inc. has agreed to settle with plaintiffs. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, an accrual has not been established for any potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be taken of the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, which could materially affect our business, financial condition, or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our second quarter of fiscal 2006 stock repurchase activity.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				As Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased(1)		Paid per Share	or Programs	Programs(1)
February 4, 2006 through
March 3, 2006	33,031		$43.29	33,031	1,149,854

March 4, 2006 through March 31, 2006	195,183		47.51	195,183	954,671

April 1, 2006 through May 5, 2006	233,401	(2)	47.44	231,796	722,875

Total	461,615		47.17	460,010

(1)          On July 19, 2005, the company’s Board of Directors authorized the repurchase of 2,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased 460,010 shares during the periods indicated above under this program.

(2)          Includes 1,605 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $47.98 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,605 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                               The Annual Meeting of Stockholders was held on March 14, 2006.

(b)                              The results of the stockholder votes were as follows:

		For	Against/ Withheld	Abstain	Broker Non-Votes
1.	Election of Directors — for terms expiring in March 2009
	Janet K. Cooper	37,159,266	1,574,342	0	0
	Gregg W. Steinhafel	37,394,901	1,338,707	0	0
2.	Approve Amendment of The Toro Company 2000 Stock Option Plan	29,697,851	5,003,575	130,167	3,902,015
3.	Ratify Selection of Independent Registered Public Accounting Firm	37,643,554	966,749	123,305	0
4.	Approval to transact any other business or any adjournment of the meeting	18,105,164	18,035,591	2,592,853	0

Robert C. Buhrmaster, Winslow H. Buxton, Robert H. Nassau, and Christopher A. Twomey continue to serve as directors of the company for terms expiring in March 2007.

Ronald O. Baukol, Katherine J. Harless, and Michael J. Hoffman continue to serve as directors of the company for terms expiring in March 2008.

Dale R. Olseth resigned as director of the company effective March 15, 2006.

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

10(a)	The Toro Company 2000 Stock Option Plan, as amended.

10(b)	The Toro Company Performance Share Plan (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated February 16, 2006, Commission File No. 1-8649).

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 12, 2006	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance and
Chief Financial Officer
(duly authorized officer and principal financial officer)