Form 10-Q
period 2006-08-04
TORO CO
filed 2006-09-11
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 4, 2006

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

The number of shares of Common Stock outstanding as of September 1, 2006 was 40,962,724.

THE TORO COMPANY

PART I. ITEM 1. FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 4, 2006	July 29, 2005	August 4, 2006	July 29, 2005

Net sales	$477,861	$466,942	$1,506,505	$1,442,296
Cost of sales	307,525	303,681	974,039	940,729
Gross profit	170,336	163,261	532,466	501,567
Selling, general, and administrative expense	108,615	108,595	340,129	330,376
Earnings from operations	61,721	54,666	192,337	171,191
Interest expense	(4,677)	(4,820)	(14,097)	(13,453)
Other income, net	2,756	642	6,088	2,725
Earnings before income taxes	59,800	50,488	184,328	160,463
Provision for income taxes	19,478	16,111	59,645	52,953
Net earnings	$40,322	$34,377	$124,683	$107,510

Basic net earnings per share of common stock	$0.94	$0.77	$2.88	$2.38

Diluted net earnings per share of common stock	$0.91	$0.74	$2.78	$2.29

Weighted average number of shares of common stock outstanding – Basic	42,852	44,494	43,283	45,121

Weighted average number of shares of common stock outstanding – Diluted	44,360	46,438	44,806	46,966

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	August 4, 2006	July 29, 2005	October 31, 2005
ASSETS
Cash and cash equivalents	$24,815	$34,665	$41,402
Receivables, net	394,038	394,395	295,683
Inventories, net	255,031	235,146	235,347
Prepaid expenses and other current assets	14,624	14,142	16,084
Deferred income taxes	58,203	51,861	58,558
Total current assets	746,711	730,209	647,074

Property, plant, and equipment	528,846	495,674	506,884
Less accumulated depreciation	365,143	328,784	339,607
	163,703	166,890	167,277

Other assets	8,197	17,200	15,737
Goodwill	81,402	81,475	81,197
Other intangible assets, net	5,332	5,611	5,452
Total assets	$1,005,345	$1,001,385	$916,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$12	$45	$46
Short-term debt	24,535	54,509	325
Accounts payable	86,998	75,964	87,952
Accrued liabilities	271,022	267,770	252,879
Total current liabilities	382,567	398,288	341,202

Long-term debt, less current portion	175,000	175,012	175,000
Long-term deferred income taxes	872	3,837	872
Deferred revenue and other long-term liabilities	9,605	9,318	9,629

Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 41,374,724 shares as of August 4, 2006 (net of 12,657,496 treasury shares), 42,652,756 shares as of July 29, 2005 (net of 11,379,464 treasury shares), and 41,898,463 shares as of October 31, 2005 (net of 12,133,757 treasury shares)	41,375	42,653	41,899
Retained earnings	405,947	383,692	359,716
Accumulated other comprehensive loss	(10,021)	(11,415)	(11,581)
Total stockholders’ equity	437,301	414,930	390,034
Total liabilities and stockholders’ equity	$1,005,345	$1,001,385	$916,737

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	August 4, 2006	July 29, 2005
Cash flows from operating activities:
Net earnings	$124,683	$107,510
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity losses from investments	1,004	510
Provision for depreciation and amortization	31,490	30,110
Gain on disposal of property, plant, and equipment	(84)	(339)
Stock-based compensation expense	6,018	7,284
Decrease (increase) in deferred income taxes	419	(7,481)
Changes in operating assets and liabilities:
Receivables	(99,062)	(86,491)
Inventories	(17,481)	(767)
Prepaid expenses and other assets	3,042	2,897
Accounts payable, accrued expenses, and deferred revenue	13,836	14,611
Net cash provided by operating activities	63,865	67,844

Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,693)	(24,294)
Proceeds from asset disposals	908	2,447
Increase in investments in affiliates	(371)	(197)
Decrease in other assets	5,716	158
Proceeds from sale of a business	—	765
Acquisition, net of cash acquired	—	(35,285)
Net cash used in investing activities	(20,440)	(56,406)

Cash flows from financing activities:
Increase in short-term debt	24,191	53,374
Repayments of long-term debt	(34)	(34)
Excess tax benefits from stock-based awards	16,270	5,665
Proceeds from exercise of stock options	8,196	7,609
Purchases of Toro common stock	(97,388)	(125,093)
Dividends paid on Toro common stock	(11,700)	(8,151)
Net cash used in financing activities	(60,465)	(66,630)

Effect of exchange rates on cash	453	(899)

Net decrease in cash and cash equivalents	(16,587)	(56,091)
Cash and cash equivalents as of the beginning of the period	41,402	90,756
Cash and cash equivalents as of the end of the period	$24,815	$34,665

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

August 4, 2006

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended August 4, 2006 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2006. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

Comprehensive Income

Comprehensive income and the components of other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
(Dollars in thousands)	2006	2005	2006	2005
Net earnings	$40,322	$34,377	$124,683	$107,510
Other comprehensive income:
Cumulative translation adjustments	450	(2,881)	2,245	(2,063)
Unrealized gain (loss) on derivative instruments, net of taxes	828	482	(685)	1,790
Comprehensive income	$41,600	$31,978	$126,243	$107,237

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first quarter of fiscal 2006, option awards were granted with an exercise price equal to the market price of the company’s common stock as of the date of grant. For certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2006 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues Performance Shares to key employees. The company determines the fair value of these Performance Shares as of the date of grant and recognizes the expense over the vesting period. Total compensation expense for option awards and Performance Shares for the third quarter of fiscal 2006 and 2005 was $1.6 million and $2.5 million, respectively. Year-to-date compensation expense for option awards and Performance Shares through the third quarter of fiscal 2006 and 2005 was $5.6 million and $6.7 million, respectively.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups will exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, expected increase in future cash dividends, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2006	Fiscal 2005
Expected life of option in years	2.5 – 6.5	3 - 7
Expected volatility	25.26% - 26.96%	25.87% - 30.41%
Weighted-average volatility	26.12%	28.04%
Risk-free interest rate	4.399% - 4.526%	3.22% - 4.04%
Expected dividend yield	0.65%- 0.70%	0.18% - 0.25%
Weighted-average dividend yield	0.67%	0.22%

The weighted-average fair value of options granted during the first quarters of fiscal 2006 and 2005 was $10.90 per share and $11.14 per share, respectively. The fair value of Performance Shares granted during the first quarters of fiscal 2006 and 2005 was $41.44 per share and $37.02 per share, respectively. No options or Performance Shares were granted during the second and third quarters of fiscal 2006 and 2005.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories and first-in, first-out (FIFO) method for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the production and sales history of the inventory.

Inventories were as follows:

	August 4,	July 29,	October 31,
(Dollars in thousands)	2006	2005	2005
Raw materials and work in process	$65,005	$59,613	$61,824
Finished goods and service parts	247,387	225,859	231,772
	312,392	285,472	293,596
Less: LIFO	40,011	30,227	40,011
Other reserves	17,350	20,099	18,238
Total	$255,031	$235,146	$235,347

Per Share Data

Reconciliations of basic and diluted weighted average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
(Shares in thousands)	2006	2005	2006	2005
Basic
Weighted average number of shares of common stock	42,852	44,494	43,232	45,073
Assumed issuance of contingent shares	—	—	51	48
Weighted average number of shares of common stock and assumed issuance of contingent shares	42,852	44,494	43,283	45,121

Diluted
Weighted average number of shares of common stock and assumed issuance of contingent shares	42,852	44,494	43,283	45,121
Effect of dilutive securities	1,508	1,944	1,523	1,845
Weighted average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	44,360	46,438	44,806	46,966

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)	Professional	Residential	Other	Total
Three months ended August 4, 2006
Net sales	$319,733	$145,308	$12,820	$477,861
Intersegment gross sales	12,580	1,945	(14,525)	—
Earnings (loss) before income taxes	62,474	8,752	(11,426)	59,800

Three months ended July 29, 2005
Net sales	$302,517	$148,590	$15,835	$466,942
Intersegment gross sales	13,618	1,472	(15,090)	—
Earnings (loss) before income taxes	59,894	10,096	(19,502)	50,488

	Professional	Residential	Other	Total
Nine months ended August 4, 2006
Net sales	$1,012,436	$463,786	$30,283	$1,506,505
Intersegment gross sales	39,117	6,132	(45,249)	—
Earnings (loss) before income taxes	208,311	32,037	(56,020)	184,328
Total assets	511,953	168,805	324,587	1,005,345

Nine months ended July 29, 2005
Net sales	$936,799	$472,188	$33,309	$1,442,296
Intersegment gross sales	41,681	6,045	(47,726)	—
Earnings (loss) before income taxes	183,382	43,493	(66,412)	160,463
Total assets	475,283	219,594	306,508	1,001,385

The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
(Dollars in thousands)	2006	2005	2006	2005
Corporate expenses	$(15,145)	$(20,960)	$(63,071)	$(68,843)
Finance charge revenue	806	701	2,046	2,283
Elimination of corporate financing expense	5,136	5,296	14,052	13,793
Interest expense, net	(4,677)	(4,820)	(14,097)	(13,453)
Distribution	601	1,134	420	412
Other	1,853	(853)	4,630	(604)
Total	$(11,426)	$(19,502)	$(56,020)	$(66,412)

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2006 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2005	$70,801	$10,396	$81,197
Translation adjustment	112	93	205
Balance as of August 4, 2006	$70,913	$10,489	$81,402

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	August 4, 2006		October 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(5,878)	$6,553	$(5,620)
Non-compete agreements	1,000	(879)	1,000	(821)
Customer related	1,313	(197)	1,239	(93)
Other	2,300	(1,508)	2,000	(1,285)
Total	$11,166	$(8,462)	$10,792	$(7,819)

Total other amortizable intangible assets, net	$2,704		$2,973

Amortization expense for intangible assets during the first nine months of fiscal 2006 was $631,000. Estimated amortization expense for the remainder of fiscal 2006 and succeeding fiscal years is as follows: 2006 (remainder), $237,000; 2007, $787,000; 2008, $573,000; 2009, $251,000; 2010, $175,000; 2011, $175,000 and after 2011, $506,000.

The company also has $2.6 million of non-amortizable intangible assets related to the Hayter brand name.

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns, which is included as a component of Changes in Estimates in the table below. The company also sells additional warranty coverage on select products when the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the first nine-month periods in fiscal 2006 and 2005 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Nine Months Ended	Balance	Provision	Claims	Estimates	Balance
August 4, 2006	$61,385	$34,668	$(27,110)	$2,509	$71,452

July 29, 2005	$60,988	$33,175	$(27,257)	$(11)	$66,895

Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$95	$132	$285	$394
Interest cost	128	127	384	383
Prior service cost	(48)	(49)	(144)	(145)
Amortization of losses	68	84	204	250
Net expense	$243	$294	$729	$882

As of August 4, 2006, approximately $438,000 of contributions had been made. The company presently expects to contribute approximately an additional $200,000 to its postretirement health-care benefit plan in the remainder of fiscal 2006.

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.8 million and $12.1 million for the third quarter and year-to-date periods in fiscal 2006, respectively, and $4.0 million and $11.7 million for the third quarter and year-to-date periods in fiscal 2005, respectively.

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges and are reported at fair value as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss until the hedged transaction occurs. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. During the three and nine months ended August 4, 2006, the amount of (loss) gains reclassified to earnings for such cash flow hedges was $(0.8) million and $0.2 million, respectively. For the nine months ended August 4, 2006, the gains treated as an addition to net sales for contracts to hedge trade sales were $0.1 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.1 million. As of August 4, 2006, the notional amount of such contracts outstanding was $71.7 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of August 4, 2006 was $0.1 million.

The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities and are not designed as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs’ filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts and MTD Products Inc. has filed cross claims against the non-settling defendants. A court hearing on the defendants’ motions to dismiss and the plaintiffs’ motion for preliminary approval of the settlement agreement and certification of a settlement class was held on August 29, 2006. The court has not yet ruled on these motions. Also on August 29, 2006, the court held a preliminary class certification hearing and the court has not yet ruled on this matter. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products worldwide. Our products are sold through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As we enter the last three months of our “6 + 8” profitability and growth initiative, we expect to continue to invest in growth strategies directed at underserved markets, such as accelerating our growth in international markets. The goals of this initiative are to achieve a consistent after-tax return on net sales of 6 percent or more and grow revenues at an average rate of 8 percent or more over the three-year period ending October 31, 2006.

RESULTS OF OPERATIONS

Overview

Our results for the third quarter of fiscal 2006 were strong with double digit net earnings growth. Our net earnings rose 17.3 percent compared to the third quarter of fiscal 2005; however, the net sales growth rate was a modest 2.3 percent for the third quarter comparison. Year-to-date net earnings rose 16.0 percent in fiscal 2006 compared to the same period last fiscal year on a year-to-date sales growth rate of 4.5 percent. Our sales growth was due to continued strong sales in our professional segment, which was offset by a decline in sales for the residential segment. International sales continued its growth momentum with an increase of 4.9 percent and 13.0 percent for the third quarter and year-to-date period of fiscal 2006, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from our purchase of Hayter Limited, which we acquired in February 2005, total year-to-date international net sales were up 11.6 percent for fiscal 2006 compared to the same period in fiscal 2005. Net earnings as a percentage of net sales rose from 7.4 percent and 7.5 percent in the third quarter and year-to-date period of fiscal 2005, respectively, to 8.4 percent and 8.3 percent in the third quarter and year-to-date period of fiscal 2006, respectively. Higher gross margins, continued leveraging of selling, general, and administrative expenses, and an increase in other income contributed to the earnings improvement. Our financial condition remains strong with a decline in receivables; however inventory levels increased compared to the end of the third quarter of fiscal 2005. We also increased our third quarter cash dividend by 50 percent compared to the quarterly cash dividend paid in the third quarter of fiscal 2005.

Our third quarter sales growth was not as strong as the first half of fiscal 2006. However, we are optimistic that our results for the full fiscal year of 2006 will meet our current expectations, despite an expected negative impact to our fourth quarter net sales growth as we reduce shipments to customers in an attempt to lower field inventory levels, which for certain products were higher than our previous expectations. We continue to keep a cautionary eye on field inventory levels, retail demand, world economies, commodity prices, competitive actions, weather, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our expectations.

Net Earnings

Net earnings for the third quarter of fiscal 2006 were $40.3 million or $0.91 per diluted share compared to $34.4 million or $0.74 per diluted share for the third quarter of fiscal 2005, a net earnings per diluted share increase of 23.0 percent. Year-to-date net earnings in fiscal 2006 were $124.7 million or $2.78 per diluted share compared to $107.5 million or $2.29 per diluted share last fiscal year, a net earnings per diluted share increase of 21.4 percent. The primary factors contributing to these increases were higher sales volumes, an increase in gross margins, improved leveraging of selling, general, and administrative costs, and higher other income. In addition, third quarter and year-to-date fiscal 2006 net earnings per diluted share were benefited by approximately $0.04 per share and $0.13 per share, respectively, compared to the same periods in fiscal 2005 as a result of reduced shares outstanding due to our significant Toro common stock repurchases.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	65.0	64.7	65.2
Gross profit	35.6	35.0	35.3	34.8
Selling, general, and administrative expense	(22.7)	(23.2)	(22.6)	(22.9)
Interest expense	(1.0)	(1.0)	(0.9)	(0.9)
Other income, net	0.6	0.1	0.4	0.2
Provision for income taxes	(4.1)	(3.5)	(3.9)	(3.7)
Net earnings	8.4%	7.4%	8.3%	7.5%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date period of fiscal 2006 were up 2.3 percent and 4.5 percent, respectively, from the same periods in the prior fiscal year. Factoring out the effect of the additional sales from Hayter, which was acquired in February 2005, net sales for the year-to-date period of fiscal 2006 increased 3.9 percent over the same period last fiscal year. The net sales increase was primarily due to price increases, strong worldwide demand in the professional segment, and the introduction of new products. International sales continued to be strong, particularly in the professional segment, despite the unfavorable impact of currency exchange rates that reduced sales by approximately $0.7 million and $7.5 million for the third quarter and year-to date period of fiscal 2006, respectively, compared to the same periods last fiscal year. Residential segment sales were down due to a decline in shipments of home solutions products, somewhat offset by an increase of new riding product shipments. International residential segment sales were up as a result of strong shipments of snow thrower products in the European market, introduction of new products, and the additional sales from the Hayter acquisition for the year-to-date comparison.

Gross Profit

Gross profit for the third quarter and year-to-date period of fiscal 2006 increased 4.3 percent and 6.2 percent, respectively, compared to the same periods in the prior fiscal year due to increased sales. As a percentage of net sales, gross profit for the third quarter and year-to-date period of fiscal 2006 was 35.6 percent and 35.3 percent, respectively, compared to 35.0 percent and 34.8 percent for the third quarter and year-to-date period of fiscal 2005, respectively. The increase in gross profit as a percentage of net sales was the result of the following factors: (i) price increases introduced on some products; (ii) a higher proportionate share of professional segment sales that carry higher average gross margins than residential segment sales; and (iii) cost reduction efforts, including benefits from past and continuing profit improvement initiatives. Somewhat offsetting those positive factors were: (i) continued higher commodity costs; (ii) lower gross margins for the new line of riding products in the residential segment; and (iii) increased freight costs due to higher fuel costs and increased demand for transportation.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) for the third quarter of fiscal 2006 was even at $108.6 million compared to the third quarter of fiscal 2005. SG&A for the year-to-date period of fiscal 2006 increased 3.0 percent from the same period in the prior fiscal year. SG&A as a percentage of net sales for the third quarter and year-to-date period of fiscal 2006 was 22.7 percent and 22.6 percent, respectively, compared to 23.2 percent and 22.9 percent for the third quarter and year-to-date period of fiscal 2005, respectively. The decrease in SG&A as a percentage of net sales was the result of the following factors: (i) a reduction in self-insurance costs due to favorable claims experience and (ii) leveraging the fixed portion of SG&A costs over higher sales volumes. Somewhat offsetting those decreases were: (i) increased investments in engineering and information systems as part of our “6 + 8” initiative and (ii) higher warranty expense due to special provisions for product modifications.

Interest Expense

Interest expense decreased 3.0 percent for the third quarter of fiscal 2006 and increased by 4.8 percent for the year-to-date period of fiscal 2006 compared to the same respective periods in the prior fiscal year. Higher interest rates increased interest costs, which was somewhat offset by lower average short-term debt.

Other Income, Net

Other income, net for the third quarter and year-to-date period of fiscal 2006 was $2.8 million and $6.1 million, respectively. These amounts represent increases of $2.1 million and $3.4 million, respectively, from the same periods in the prior fiscal year. These increases were due primarily to currency exchange rate gains this year compared to currency exchange rate losses last year, an increase in finance charge revenue, and higher litigation settlement recovery for the year-to-date period in fiscal 2006 compared to the same period in fiscal 2005.

Provision for Income Taxes

The tax rate for the third quarter of fiscal 2006 was 32.6 percent compared to 31.9 percent in the third quarter of fiscal 2005. This increase was due to tax benefits we realized last fiscal year related to foreign export sales. The tax rate for the year-to-date period of fiscal 2006 was 32.4 percent compared to 33.0 percent for the same period in the prior fiscal year. This tax rate decline for the year-to-date comparison was due to favorable resolution of tax matters from prior years’ tax returns.

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

The following table summarizes net sales by segment:

	Three Months Ended
	August 4,	July 29,
(Dollars in thousands)	2006	2005	$ Change	% Change
Professional	$319,733	$302,517	$17,216	5.7%
Residential	145,308	148,590	(3,282)	(2.2)
Other	12,820	15,835	(3,015)	(19.0)
Total *	$477,861	$466,942	$10,919	2.3%

* Includes international net sales of:	$113,651	$108,353	$5,298	4.9%

	Nine Months Ended
	August 4,	July 29,
(Dollars in thousands)	2006	2005	$ Change	% Change
Professional	$1,012,436	$936,799	$75,637	8.1%
Residential	463,786	472,188	(8,402)	(1.8)
Other	30,283	33,309	(3,026)	(9.1)
Total *	$1,506,505	$1,442,296	$64,209	4.5%

* Includes international net sales of:	$402,000	$355,782	$46,218	13.0%

The following table summarizes operating earnings (loss) before income taxes by segment:

	Three Months Ended
	August 4,	July 29,
(Dollars in thousands)	2006	2005	$ Change	% Change
Professional	$62,474	$59,894	$2,580	4.3%
Residential	8,752	10,096	(1,344)	(13.3)
Other	(11,426)	(19,502)	8,076	41.4
Total	$59,800	$50,488	$9,312	18.4%

	Nine Months Ended
	August 4,	July 29,
(Dollars in thousands)	2006	2005	$ Change	% Change
Professional	$208,311	$183,382	$24,929	13.6%
Residential	32,037	43,493	(11,456)	(26.3)
Other	(56,020)	(66,412)	10,392	15.6
Total	$184,328	$160,463	$23,865	14.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date period of fiscal 2006 were up 5.7 percent and 8.1 percent, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from the acquisition of Hayter, professional segment net sales for the year-to-date period of fiscal 2006 were up 7.5 percent compared to the same period last fiscal year. The sales increase for the third quarter comparison was led by strong demand in the domestic golf course market and the introduction of new products, somewhat offset by lower sales of landscape contractor equipment products. The sales increase for the year-to-date comparison was led by strong international professional segment sales, which were up 13.7 percent compared to the same period last fiscal year, due to continued demand in the international markets, the success of new products introduced within the past two years, and the additional sales from the Hayter acquisition. Shipments of landscape contractor equipment also increased for the year-to-date period of fiscal 2006 compared to the year-to-date period of fiscal 2005 due mainly to the introduction of new products and strong orders from our customers in anticipation of strong retail demand during fiscal 2006. This increase in shipments of landscape contractor equipment resulted in higher field inventory levels as of the end of the third quarter of fiscal 2006 compared to the end of the third quarter of fiscal 2005.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date period of fiscal 2006 increased 4.3 percent and 13.6 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margins slightly decreased to 19.5 percent compared to 19.8 percent in the third quarter of fiscal 2005, and the fiscal 2006 year-to-date professional segment operating margins increased to 20.6 percent compared to 19.6 percent last fiscal year. The lower operating earnings as a percent of net sales in the third quarter comparison was the result of a special warranty reserve for a product modification and higher marketing and engineering expense, somewhat offset by an increase in gross margins. The profit improvement for the year-to-date comparison was due to an increase in gross margins, which was attributable to the same factors discussed previously in the Gross Profit section above.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date period of fiscal 2006 were slightly down by 2.2 percent and 1.8 percent, respectively, compared to the same periods last fiscal year. Factoring out the additional sales from the acquisition of Hayter, residential segment net sales for the year-to-date period of fiscal 2006 were down 2.3 percent compared to the same period last fiscal year. These declines were primarily due to lower shipments of domestic snow throwers as a result of the lack of snowfall during the 2005-2006 domestic winter season, somewhat offset by strong snow thrower shipments in the European market due to low field inventory levels in that region entering the upcoming winter season. Sales of electric home solutions products were also down due mainly to a slowdown of consumer spending from weak economic conditions. Retail irrigation product sales also declined due to poor weather conditions in key markets and lost placement of certain models at a key retailer. Somewhat offsetting those decreases were higher shipments of riding products due to the introduction of new models and expanded placement at a key retailer. Walk power mower sales also increased for the third quarter comparison due to a late start to the spring selling season; however, year-to-date sales of walk power mowers were down as a result of a slowdown of consumer spending and unfavorable weather conditions.

Operating Earnings. Operating earnings for the residential segment in the third quarter of fiscal 2006 decreased 13.3 percent compared to the third quarter of fiscal 2005, and fiscal 2006 year-to-date operating earnings were down by 26.3 percent compared to the same period last year. Expressed as a percentage of net sales, residential segment operating margins decreased to 6.0 percent compared to 6.8 percent in the third quarter of fiscal 2005, and fiscal 2006 year-to-date residential segment operating margins decreased to 6.9 percent compared to 9.2 percent last year. Those decreases were due mainly to lower gross margins as a result of higher commodity costs with minimal price increases and lower gross margins for the new line of riding products. Also contributing to the decline in operating earnings was higher SG&A expense as a percent of net sales due mainly to lower sales volumes and higher warranty costs as a result of a special provision for a product recall.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales decreased for the third quarter and year-to-date period of fiscal 2006 by 19.0 percent and 9.1 percent, respectively, compared to the same periods last fiscal year. This decline was due to lower sales at a company-owned distributor as a result of the change in the method of distribution of Exmark products to shipping directly to dealers that impacted the territory served by our Midwestern distributorship.

Operating Losses. Operating losses for the other segment were down for the third quarter and year-to-date period of fiscal 2006 by $8.1 million or 41.4 percent and $10.4 million or 15.6 percent, respectively, compared to the same periods last fiscal year. The decreased losses were due primarily to a reduction in self-insurance costs, currency exchange rate gains this year compared to currency exchange rate losses last fiscal year, and lower excess and obsolescence parts inventory expense this year compared to last fiscal year.

FINANCIAL POSITION

Working Capital

During the first nine months of fiscal 2006, our financial condition remained strong and emphasis continued on improving asset management. Average working capital for the first nine months of fiscal 2006 was $340.2 million compared to $310.0 million for the first nine months of fiscal 2005. The increase of 9.7 percent was primarily due to lower average short-term debt. Average receivables for the first nine months of fiscal 2006 slightly decreased by 0.3 percent compared to the first nine months of fiscal 2005 on a sales increase of 4.5 percent. Our average days sales outstanding for receivables improved to 74 days based on sales for the last twelve months ended August 4, 2006, compared to 76 days for the twelve months ended July 29, 2005. Average inventory levels increased slightly by 0.3 percent for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Average inventory turnover slightly improved by 1.8 percent for the last twelve months ended August 4, 2006 compared to the last twelve months ended July 29, 2005. These improvements reflect our continuing efforts to improve asset utilization.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our operating requirements. We believe that the funds available through existing or anticipated financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, debt repayments, dividend payments, and stock repurchases for at least the next twelve months.

Our Board of Directors approved a cash dividend of $0.09 per share for the third quarter of fiscal 2006 paid on July 12, 2006, which was an increase over our cash dividend of $0.06 per share for the third quarter of fiscal 2005.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2006 was 5.9 percent lower than the first nine months of fiscal 2005 due primarily to a larger increase in receivables and inventory levels, somewhat offset by higher net earnings. Cash used in investing activities was lower by $36.0 million compared to the first nine months of fiscal 2005, due mainly to cash utilized last year for the purchase of Hayter. Cash used in financing activities was lower by 9.3 percent compared to the first nine months of fiscal 2005. This decline was primarily due to lower levels of our common stock repurchased and an increase in tax benefits for stock-based awards, somewhat offset by a lower increase in short-term debt in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in October 2010. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $16 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $56.7 million in the first nine months of fiscal 2006 compared to $81.3 million in the first nine months of fiscal 2005, a decrease of 30.2 percent. This decline was the result of cash utilized last year for the acquisition of Hayter and significant stock repurchases. As of August 4, 2006, we had $167.6 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of August 4, 2006, and expect to be in compliance with all covenants during fiscal 2006. If we were out of compliance with any covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the third quarter of fiscal 2006 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Inflation

We are subject to the effects of inflation and changing prices. In the first nine months of fiscal 2006, average prices paid for fuel, petroleum-based resins, and other commodities were higher compared to the first nine months of fiscal 2005, which resulted in a negative impact on our gross margin and net earnings. We expect this trend to continue for the remainder of fiscal 2006. We will continue to attempt to mitigate the impact of these anticipated increases in commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts, introducing moderate price increases on some products, and through vendor negotiations.

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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns upon company policy approval. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation of such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings. The accrual for future estimated warranty claims was $71.5 million as of August 4, 2006 compared to $66.9 million as of July 29, 2005.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of August 4, 2006, we had $3.2 million reserved against our accounts and notes receivable compared to $2.3 million as of July 29, 2005.

New Accounting Pronouncements To Be Adopted

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will adopt the provisions of this interpretation in the first quarter of fiscal 2008, as required. We are currently evaluating the requirements of FIN No. 48 and have not yet determined the impact on our consolidated results of operations or financial condition.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2006 and 2007. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net for the nine months ended August 4, 2006 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7504	$38,375.2	$(326.2)	$(201.6)
Buy US dollar/Sell Canadian dollar	0.8794	4,507.2	(69.2)	(121.0)
Buy US dollar/Sell Euro	1.2780	70,596.4	(453.8)	59.9
Buy US dollar/Sell British pound	1.8759	18,196.2	—	(18.8)
Buy Australian dollar/Sell US dollar	0.7395	856.5	18.8	7.9
Buy Mexican peso/Sell U.S. dollar	11.5364	18,073.2	637.7	100.5

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

We utilize contracts in the normal course of operations as a means to manage certain commodity price risks. The majority of these contracts are fixed-price contracts for future purchases of natural gas, which meet the definition of “normal purchases and normal sales” and therefore, are not considered derivative instruments for accounting purposes.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal third quarter ended August 4, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs’ filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts and MTD Products Inc. has filed cross claims against the non-settling defendants. A court hearing on the defendants’ motions to dismiss and the plaintiffs’ motion for preliminary approval of the settlement agreement and certification of a settlement class was held on August 29, 2006. The court has not yet ruled on these motions. Also on August 29, 2006, the court held a preliminary class certification hearing and the court has not yet ruled on this matter. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our third quarter of fiscal 2006 stock repurchase activity.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				As Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)(2)		Paid per Share	or Programs	Programs (1)(2) .

May 6, 2006 through
June 2, 2006	240,000		$47.58	240,000	482,875

June 3, 2006 through
June 30, 2006	342,700		47.42	342,700	140,175

July 1, 2006 through
August 4, 2006	479,802	(3)	42.75	478,084	2,662,091

Total	1,062,502		45.35	1,060,784

(1)          On July 19, 2005, the company’s Board of Directors authorized the repurchase of 2,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 722,875 shares during the periods indicated above under this program. There are no shares remaining for repurchase under this program.

(2)          On July 18, 2006, the company’s Board of Directors authorized the repurchase of 3,000,000 additional shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 337,909 shares during the periods indicated above under this program.

(3)          Includes 1,718 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $44.91 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,718 shares were not repurchased under the company’s repurchase programs described in footnotes (1) and (2) above.

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

THE TORO COMPANY
(Registrant)

Date: September 8, 2006	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance and
Chief Financial Officer
(duly authorized officer and principal financial officer)