Form 10-K
period 2006-10-31
TORO CO
filed 2006-12-22
CIK 737758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended October 31, 2006.

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on May 5, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.1 billion.

The number of shares of Common Stock outstanding as of December 15, 2006 was 41,044,271.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 13, 2007 are incorporated by reference into Part III.

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

We design, manufacture, and market professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products. We produced our first mower for golf course use in 1921 and our first lawn mower for home use in 1939, and we have continued to enhance our product lines ever since. We classify our operations into two reportable segments: professional and residential. A third segment called “other” consists of domestic company-owned distributorships, corporate functions, and Toro Credit Company, a wholly owned financing subsidiary. Net sales of our segments accounted for the following approximate percentages of our consolidated net sales for fiscal 2006: Professional, 67 percent; Residential, 31 percent; and Other, 2 percent.

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

We emphasize quality and innovation in our customer service, products, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for engineering and research in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A sizeable portion of our revenue has historically been attributable to new and enhanced products. Our mission is to be the leading worldwide provider of outdoor landscaping products, support services, and integrated systems that help customers preserve and beautify their outdoor landscapes with environmentally responsible solutions of customer-valued quality and innovation. Additional information on our strategic initiatives is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for landscape, turf care maintenance, and residential demands. The following is a summary of our products by market for the professional and residential segments:

Professional – We design professional turf products and market them worldwide through a network of distributors and dealers as well as directly to government customers and rental companies. Products are sold by distributors and dealers to professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Professional turf maintenance equipment marketed under the Toro brand name is our oldest product line that began in 1921 with tractor-towed mowers for golf courses. Over time, we have expanded our product lines to include products designed for large turf areas, such as golf courses, schools, parks, cemeteries, sports fields, industrial sites, apartments, and townhouse complexes.

Landscape Contractor Market. Products for the landscape contractor market include zero-turn radius riding mowers, 21-inch heavy-duty walk behind mowers, mid-size walk behind mowers, and compact utility loaders. These products are sold through distributors and dealers, and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro, Exmark, and Lawn-Boy brands.

In fiscal 2006, we introduced a new line of fixed and floating deck mid-sized walk-behind commercial mowers, featuring the same high performance Turboforce® deck technology used on the Toro zero-turn radius riding mowers. In fiscal 2006, we also introduced the Exmark Phazer™, a compact commercial zero-turn radius riding mower for landscape professionals with smaller properties unsuitable for larger commercial riders, and the Exmark FrontRunner™, a front mount commercial zero-turn radius riding mower with a hydraulic deck lift and fold for enhanced serviceability.

Our compact utility loaders are cornerstone products for the Toro Sitework Systems product line. These products are designed to improve efficiency in the creation of landscapes. We offer over

35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. In fiscal 2006, we introduced two new diesel-powered compact utility loaders.

Sports Fields and Grounds Market. Products for the sports fields and grounds market include riding rotary units with cutting widths ranging from 21 inches to 16 feet, aerators, attachments, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, municipal and institutional properties, cemeteries, and facilities such as airports and corporate headquarters. In fiscal 2006, we introduced the Infield Pro® 3040 and 5040 infield groomers, featuring the new Quick Attachment System that provides attachment changes without the use of tools for most of the 17 attachments.

Residential/Commercial Irrigation Market. Turf irrigation products marketed under the Toro and Irritrol brand names include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed in new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. We also offer wireless rain and freeze switches on some products in an effort to conserve water usage. Our IntelliSense™ and SmartDial™ controllers self-adjust their watering schedules based on current environment conditions. In fiscal 2006, we introduced the Irritrol® PC Control™ residential controller system, featuring wireless transmission of watering and landscape lighting schedules between a user’s personal computer and the irrigation controller.

Golf Course Market. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment; utility vehicles; turf aerators, including the ProCore® 648 walk-behind aerator; and bunker maintenance equipment. We also manufacture and market underground irrigation systems, including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Our professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP™ Satellite also provides an upgrade path to customers with existing controllers.

In fiscal 2006, we introduced four models to the all-new Reelmaster® 5010 Series of fairway mowers, featuring Dual Precision Adjustment cutting units, improved serviceability and comfort features, and an optional upgrade that enhances traction and climbing ability with the CrossTrax® all-wheel drive system. In fiscal 2006, we also introduced the Sand Pro® 3040 and 5040 professional golf course bunker management machines that feature the new Quick Attachment System that provides attachment changes without the use of tools for most of the Sand Pro’s 17 attachments. In fiscal 2006, we also introduced the Groundsmaster® 3280-D compact rotary mowers to our international markets.

Micro-Irrigation Market. Products for the micro-irrigation market include emission devices that regulate flow for drip irrigation, including Aqua-TraXX® drip tape, patented Aqua-TraXX® PC (pressure-compensating), Blue Stripe® polyethylene tubing, and Drip In® drip line, all used in agriculture, mining, and landscape applications. These products are sold primarily through dealers and distributors who then sell to end users for use primarily in vegetable fields, fruit and nut orchards, vineyards, and landscapes. In fiscal 2006, we introduced a product life-cycle management program that includes an industry-first recycling service and permanent identification for ease of installation.

Residential –  We market our residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, and Australia, with the exception of snow removal products, which are sold primarily in North America and Europe. We also license our trade name to other manufacturers and retailers on certain products as a means of expanding our brand name presence.

Walk Power Mower Products. We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Pope brand name in Australia and the Hayter brand name in the United Kingdom. Models differ as to cutting width, type of starter mechanism, ability to mulch, bag or side discharge grass clippings, cast aluminum or steel decks, controls, and power sources, and are either self-propelled or push mowers. Toro brand lawn mowers are backed by our “Guaranteed To Start” program. We also offer a line of rear roller walk power mowers, a design that provides a striped finish for the United Kingdom market. In fiscal 2006, we introduced two models of the Eurocycler™, an electric mower designed exclusively for the European homeowner.

Riding Products. We manufacture and market riding products under the Toro and Lawn-Boy brand names and the Hayter brand name in the United Kingdom. Riding mowers and tractors include a rear engine riding mower manufactured and sold in the European market; lawn tractor models; and garden tractor models. Many models are available with a variety of decks and accessories.

Recycler cutting decks are available on some models. Models can be equipped with manual, automatic, or hydrostatic transmissions. In recent years, we introduced a new line of riding products, the TimeCutter® zero-turning radius riding mowers. In early fiscal 2007, we introduced four new models to the TimeCutter® line of zero-turning radius riding mowers, featuring larger engines and deck options and other enhancements designed to further reduce mowing time for homeowners. We also manufacture riding mower products plus attachments for a third party under a private label agreement. In fiscal 2006, we introduced the LX Series and GT2000 Series value-priced lawn and garden tractors to the North American market. In fiscal 2006, we also introduced a new D-Series lawn tractor to the European market, featuring a larger engine and improved comfort features.

Home Solutions Products. We design and market home solutions products under the Toro and Pope brand names, including electric and battery operated flexible line grass trimmers, electric blowers, electric blower-vacuums, and electric snow throwers. The versatile electric Power Shovel Plus is an innovative machine for every season that can clear snow up to six inches deep and sweep away dirt, leaves, and other debris from hard surfaces. In fiscal 2007, we introduced three new electric blower-vacuum models, featuring a more powerful air force and an improved flow rate.

Retail Irrigation Products. We design and market underground retail irrigation products under the Toro and Lawn Genie brand names. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. These products are designed for homeowner installation and include sprinkler heads, valves, and electronic and mechanical timers. Our ECXTRA™ sprinkler timers can be used with a home computer and our Scheduling Advisor™ recommends the proper watering schedule based on the local weather, plant type, and sprinkler. We also design and market drip irrigation systems for residential landscapes and gardens.

Gas Snow Removal Products. We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models under the Toro and Lawn-Boy brand names. Single-stage snow throwers are walk behind units with lightweight two-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology. Our large two-stage snow throwers are designed for relatively large areas of deep, heavy snow falls and use two- and four-cycle engines, and include a line of innovative models featuring the Power Max® auger system for enhanced performance and the Quick Stick® chute control technology. We also manufacture and market hybrid models with single-stage snow thrower technology that are self-propelling, providing the operational ease of a single-stage snow thrower with the power of a two-stage unit. In fiscal 2006, we introduced a new line of compact two-stage snow throwers.

Financial Information About Foreign Operations
and Business Segments

We manufacture our products in the United States, Mexico, Australia, Italy, and the United Kingdom for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Switzerland. New product development is pursued primarily in the United States. Our net sales outside the United States were 27.0 percent, 24.8 percent, and 20.7 percent of total consolidated net sales for fiscal 2006, 2005, and 2004, respectively.

A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Item 7A entitled “Quantitative and Qualitative Disclosures about Market Risk.” For additional financial information regarding our foreign operations and each of our segments, see Note 11 of Notes to Consolidated Financial Statements entitled “Segment Data,” included in Item 8 of Part II of this report.

Manufacturing and Production

In some areas of our business, we are primarily an assembler, while in others we serve as a fully integrated manufacturer. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied to the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve the quality, fit, and finish of products. Operations are also designed to be flexible enough to accommodate product design changes required to respond to market demand.

In order to utilize our manufacturing facilities and technology more effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods, which are intended to streamline work and eliminate waste. We have some flexible assembly lines that can handle a wide product mix and deliver products when customers require them. Additionally, we spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technology, enhanced environmental management systems, SKU consolidation, safety improvements, and better supply-chain management. We also manufacture products sold under a private label agreement to a third party on a competitive basis, and we have agreements with other third party manufacturers to manufacture products on our behalf.

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

Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. We also periodically shut down production to allow for maintenance, rearrangement, and capital equipment installation at our manufacturing facilities. Capital expenditures for fiscal 2007 are expected to be approximately $45 to $50 million, which is $5 to $10 million higher than fiscal 2006 capital expenditures as we expect to continue to invest in manufacturing equipment and tooling for new products.

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology will be slow to be or not accepted by the marketplace. We attempt to mitigate this risk through our focus on and commitment to understanding our customers’ needs and requirements. We are investing more time upfront with customers, using “Voice of the Customer” tools to ensure we develop innovative products that will be valued by our customers. We are also utilizing Design for Manufacturing and Assembly (DFMA) tools and enhancing our New Product Development System to ensure early manufacturing involvement in new product designs to reduce product cost. DFMA focuses on reducing the number of parts required to assemble new products as well as designing products to move more efficiently through the manufacturing process. We are also making several improvements to our engineering process as part of our Lean initiatives.

Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were approximately $57.3 million (3.1 percent of net sales) in fiscal 2006, $52.6 million (3.0 percent of net sales) in fiscal 2005, and $48.0 million (2.9 percent of net sales) in fiscal 2004. In fiscal 2007, we anticipate engineering and research costs to increase compared to fiscal 2006 as we plan to continue to invest in new product development.

Raw Materials

Most of the components of our products are commercially available from a number of sources and are in adequate supply. Therefore, we are generally not dependent on any one supplier, except for engines from Japanese suppliers used in some of our professional segment products.

In fiscal 2006, we experienced no significant work stoppages as a result of shortages of raw materials or commodities. The highest value component costs are generally engines, steel, transmissions, transaxles, hydraulics, electric motors, and plastic resin purchased from several suppliers around the world. We have some long-term commitments for the purchase of various component parts and raw materials that management believes are unlikely to be terminated prematurely.

During fiscal 2006, we continued to experience an increase in commodity costs, which resulted in a negative impact on our gross margins and net earnings. We have offset and expect to continue to mitigate in part the impact of these increased costs through internal cost reduction efforts, vendor negotiations, alternative sourcing options, and by recovering a portion of these costs with price increases to customers.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty length varies depending on whether product usage is for “residential” or “professional” applications within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro, Lawn-Boy, Hayter, or Exmark distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on, among other factors, historical claims experience by individual product lines. Warranty reserves are also accrued for major rework campaigns and product recalls. Service support outside of the warranty period is provided by independent Toro, Lawn-Boy, Hayter, or Exmark distributors and dealers at the customer’s expense. We also sell extended warranty coverage on select products for a prescribed period after the original factory warranty period expires.

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

Patents

We hold patents in the United States and foreign countries and apply for patents as applicable. Although we believe our patents are valuable and patent protection is beneficial, our patent protection does not deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents.

To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a material effect on our consolidated financial results.

Seasonality

Sales of our residential products, which accounted for approximately 31 percent of total consolidated net sales in fiscal 2006, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the West Coast, Southern states, and our markets in the Southern hemisphere such as Australia, Latin America, and Asia continues for a longer portion of the year than in Northern regions of the world.

Overall, worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and then decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from operations and with our bank credit lines. Peak borrowing generally occurs between February and May.

The following table shows total consolidated net sales and net earnings for each quarter as a percentage of the total fiscal year.

	Fiscal 2006		Fiscal 2005
	Net	Net	Net	Net
Quarter	Sales	Earnings	Sales	Earnings
First	20%	11%	20%	10%
Second	36	54	35	54
Third	26	31	26	30
Fourth	18	4	19	5

Effects of Weather

From time to time, weather conditions in a particular region or market may adversely affect sales of some of our products and field inventory levels, and result in a negative impact on our future net sales. As the percentage of our net sales from outside the United States has continued to increase, our dependency on weather in any one part of the world has decreased. Nonetheless, weather conditions could materially affect our future net sales.

Distribution and Marketing

We market the majority of our products through approximately 50 domestic and 100 foreign distributors, as well as a number of hardware retailers, home centers, and mass retailers in more than 90 countries worldwide.

Toro and Lawn-Boy residential products, such as walk power mowers, riding products, and snow throwers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers throughout the United States. Walk power mowers, snow throwers, and riding products are also sold directly to dealers, hardware retailers, home centers, and mass retailers. Home solutions products and retail irrigation products are primarily sold directly to home centers, mass retailers, hardware retailers, and dealers. We also sell selected residential products over the Internet, mainly through Internet retailers. Internationally, residential products are sold direct to retail dealers and mass merchandisers in Australia, Belgium, Canada, and the United Kingdom. In most other countries, products are mainly sold to distributors for resale to dealers and mass merchandisers.

Worldwide, professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. We also sell some professional segment products directly to government customers and rental companies. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Compact utility loaders and attachments are sold directly to dealers and large rental companies. Beginning in fiscal 2006, we sold Exmark products direct to dealers in certain regions of the United States.

We currently own two domestic distribution companies. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations, and test and deploy new strategies and business practices that could be replicated by our independent distributors. These distribution companies sell professional and residential products directly to retail dealers and customers in the United States and a majority of their revenues are derived from Toro-manufactured products.

Our distribution systems are intended to assure quality of sales and market presence as well as effective after-purchase service and support. We consider our distribution network to be a competitive advantage in marketing and selling our products.

Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Lawn-Boy®, Exmark®, Lawn Genie®, Irritrol®, Hayter®, and Pope® products.

We advertise our residential products during appropriate seasons throughout the year on television, radio, in print, and via the Internet. Professional products are advertised in print and through direct mail programs, as well as on the Internet. Most of our advertising emphasizes our brand names. Advertising is purchased by the company as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

Customers

Overall, we believe that in the long-term we are not dependent on any single customer. However, The Home Depot accounted for greater than 10 percent of our total consolidated net sales in fiscal 2006, 2005, and 2004. The residential segment of our business is dependent on The Home Depot as a customer. While the loss of any substantial customer could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

The approximate backlog of orders believed to be firm as of October 31, 2006 and 2005 was $120.6 million and $117.6 million, respectively, an increase of 2.5 percent. We expect the existing backlog of orders will be filled in early fiscal 2007.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are pricing, product innovation, quality and reliability, product support and customer service, warranty, reputation, distribution, shelf space, and financing options. Pricing has become an increasingly important competitive factor for a majority of our products. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, many of who have substantially greater financial resources than we do. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we focus on Lean manufacturing methods, we have a strong focus in maintaining landscapes, and our distribution channels position us well to compete in various markets.

Internationally, residential segment products face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support to foreign customers, as needed, to remain competitive in international markets.

Environmental Matters and
Other Governmental Regulation

We are subject to a wide variety of federal, state, and other governmental laws, rules, and regulations. These laws, rules, and regulations may affect the way we conduct our operations, and failure to comply with these regulations could lead to fines and other penalties. We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

The European Union (EU) has adopted the following environmental directives: Waste Electrical and Electronic Equipment (WEEE) and Restriction on the use of Hazardous Substances (RoHS). Both directives are being transposed into legislation of the 25 EU member states. The WEEE directive mandates the labeling, collection, and disposal of electrical and electronic equipment. The RoHS directive bans the sale of electrical and electronic equipment containing certain hazardous substances, such as lead, mercury, chromium, cadmium, and brominated-flame retardants. We believe that we are in substantial compliance with these regulations.

The United States Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) have adopted emission regulations setting maximum emission standards for certain off-road equipment. New engine emission regulations are being phased in by the federal government and the State of California. Our products are also subject to international laws and regulations related to emissions in places where we sell our products outside the United States. We are currently unable to predict the ultimate impact of the adopted and proposed regulations on our business.

Our residential products are subject to various United States statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. We are also subject to international, federal and state environmental, occupational safety, transportation, and other regulations. We believe we are in substantial compliance with all such regulations, of which none has had a material adverse effect on our operations or business.

Customer Financing

Wholesale Financing – Toro Credit Company, our wholly owned finance subsidiary, provides financing for select products we manufacture for North American Toro distributors and approximately 200 selected U.S. dealers. Toro Credit Company purchases select receivables from us and our distributors for extended periods that assist the distributors and dealers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. A security interest is retained in the distributors’ and dealers’ inventories, and periodic physical checks are made of those inventories. Terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

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

End-User Financing – We have agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers and micro-irrigation customers in North America and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.

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

Employees

During fiscal 2006, we employed an average of 5,343 employees. The total number of employees as of October 31, 2006 was 5,262. We consider our employee relations to be good. Three collective bargaining agreements cover approximately 16 percent of these employees. These three agreements expire in October 2007, October 2008, and May 2009. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

Available Information

Filings with the SEC – We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC’s home page on the Internet at http://www.sec.gov.

We make available, free of charge on our Internet web site www.thetorocompany.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements on Schedule 14A, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Corporate Governance – We have a Code of Ethics for the CEO and Senior Financial Officers and a Code of Conduct for all employees. Copies of these codes are posted on our website at www.thetorocompany.com — select the “Investor Information” link and then the “Corporate Governance” link. If we amend or grant any waivers to the code that are applicable to our executive officers, which we do not anticipate doing, we have committed that we will post the amendments or waivers on our website under “Corporate Governance.”

We also make available, free of charge on our web site www.thetorocompany.com (select the “Investor Information” link and then the “Corporate Governance” link) and in print to any stockholder who requests, our corporate governance guidelines and the charters of our Audit Committee, Compensation and Human Resources Committee, and Nominating and Governance Committee of our Board of Directors. Requests for copies can be directed to Investor Relations, telephone: 952-887-7141.

We have furnished to the SEC the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31(a) and 31(b) to this report. We have filed with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 3030A.12(a) on March 17, 2006.

Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “anticipate”, “plan”, “estimate”, “believe”, “should”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations as well as new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position, or future financial performance are described later in this report under the heading entitled “Item 1A. Risk Factors.” We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including under the heading entitled “Item 1A. Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including those under the heading entitled “Item 1A. Risk Factors,” are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

item 1A. Risk factors

The following are significant factors known to us that could materially adversely affect our business, operations, industry, financial position, or future financial performance.

Changes in economic conditions in the United States and around the world could adversely affect our net sales.

The demand for our products is dependent upon economic conditions, including but not limited to economic growth rates; slow downs or reductions in home ownership, construction, and home sales; consumer spending levels; employment rates; interest rates; inflation; and consumer confidence in the United States and the foreign economies in which we conduct business. Inflationary pressures, higher fuel prices, and higher short-term and mortgage interest rates could cause consumers to reduce spending, which could have an adverse effect on our net sales and earnings.

Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

We purchase raw materials, such as steel, fuel, petroleum-based resins, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. Increases in the cost of such raw materials and components may adversely affect our profit margins if we are unable to pass along any cost increases in the form of price increases or otherwise reduce our cost of goods sold. In the past, the benefits from our Lean manufacturing initiative, as well as the implementation of other productivity improvement initiatives and price increases on some of our products, have offset a portion of increased raw material and component costs. However, we cannot commit that we will be able to continue to do so in the future. Although most of the raw materials and components of our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components, our inability to obtain substitutes for such items, or any deterioration in our relationships with our suppliers could adversely affect our business. Increases in our other costs of doing business may also adversely affect our profit margins and business. For example, an increase in fuel costs may also result in an increase in our transportation costs, which also could adversely affect our operating results and business.

Weather conditions may reduce demand for some of our products and adversely affect our net sales.

From time to time, weather conditions in a particular region or market may adversely affect sales of some of our products and field inventory levels. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snow fall accumulations have had an adverse effect on sales of our snow thrower products.

Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, growth of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course development, and the amount of government spending.

Our professional segment products are sold by distributors or dealers, or sold directly to government customers, rental companies, and professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Our professional segment net sales, therefore, are dependent upon the level of growth in residential and commercial construction markets, growth of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course construction, and the amount of government spending. Reduced tax revenue, increased expenses, and tighter government budgets generally result in reduced government spending for grounds maintenance equipment, which could have an adverse effect on our professional segment net sales. In addition, a slow rate of growth in golf rounds played that impacts revenue for golf courses could adversely affect our sales of golf course equipment and irrigation products.

Our residential segment net sales are dependent upon the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

The elimination or reduction of shelf space assigned to our products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon changing buying patterns of customers. For example, in the last decade, there has been a trend away from purchases at dealer outlets and hardware retailers to price and value sensitive purchases at home centers and mass retailers. This trend has resulted in a demand for residential products purchased at retailers, such as The Home Depot, which accounted for a greater percentage of our net sales in the past few fiscal years compared to our net sales during and prior to the 1990’s. The Home Depot accounted for greater than 10 percent of our total consolidated net sales in fiscal 2006, 2005, and 2004. We believe that our diverse distribution channels and customer base should reduce the impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer or a significant reduction in sales to The Home Depot or other customers could have a material impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Although our residential spring and summer products are generally manufactured throughout the year, our residential fall and winter products are generally manufactured in the summer and fall months. Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may have excess or insufficient inventories.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and achieve market acceptance, we may experience a decrease in demand for our products, and our business could suffer.

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy our customers, unless we can continue to enhance existing products and develop new innovative products in the markets in which we compete. Product development requires significant financial, technological, and other resources. Although in the past we have implemented Lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, we cannot be certain that we will be able to continue to do so in the future. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, may be more effective with more features and/or less expensive than our products or render our products obsolete. Any new products that we may develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We face intense competition in all of our product lines with numerous manufacturers, including from some that have greater financial and other resources than we do. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include pricing, product innovation, quality and reliability, product support and customer service, warranty, reputation, distribution, shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some who have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Pricing has become an increasingly important competitive factor for many of our products. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

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

We manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Switzerland. Our net sales outside the United States were 27.0 percent, 24.8 percent, and 20.7 percent of our total consolidated net sales for fiscal 2006, 2005, and 2004, respectively. International markets have in the past and will continue to be a focus for us to grow our revenues. For example, in February 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited, a company located in the United Kingdom that designs, manufactures, and markets residential and professional turf maintenance equipment, primarily for the United Kingdom market. We believe many opportunities exist in the international markets, and our goal is for international net sales to comprise a larger percentage of our total consolidated net sales. The expansion of our existing international operations and entry into additional international markets requires significant management attention and financial resources. Many of the countries in which we sell our products or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•       increased costs of customizing products for foreign countries;

•       difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;

•       the imposition of additional U.S. and foreign governmental controls or regulations; new trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; and the imposition of increases in costly and lengthy export licensing requirements, customs duties and tariffs, license obligations, and other non-tariff barriers to trade;

•       the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit our continued business with the sanctioned country, company, person, or entity;

•       international pricing pressures;

•       laws and business practices favoring local companies;

•       adverse currency exchange rate fluctuations;

•       longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•       difficulties in enforcing or defending intellectual property rights; and

•       multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including, in particular, rules relating to environmental, health, and safety matters.

Our operations in other countries may not produce desired levels of net sales or one or more of the factors listed above may harm our business and operating results. Any material decrease in our international sales or profitability could also adversely impact our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign exchange rates. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments may not effectively limit our underlying exposure from currency fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes.

We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing and move production between manufacturing facilities could adversely affect our business and operating results.

We manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, and the United Kingdom. We also have several locations that serve as distribution centers, warehouses, test facilities, and corporate offices. Our facilities may be affected by natural or man-made disasters. In the event one of our manufacturing facilities was affected by a disaster, we could be forced to shift production to one of our other manufacturing facilities. Although we purchase insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a strike at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into a new collective bargaining agreement, could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results. Our operating results may also be adversely affected if we are unable to cost-effectively expand existing and move production between manufacturing facilities as needed from time to time.

We intend to grow our business through additional acquisitions and alliances, stronger customer relations, and new partnerships, which are risky and could harm our business.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, alliances, stronger customer relations, and new partnerships that complement our existing brands and product portfolio. In February 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited in the United Kingdom. The benefits of an acquisition or new partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that our Hayter acquisition or any future acquisitions, alliances, or joint ventures will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships involve a number of risks, including:

•       diversion of management’s attention;

•       difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and synergies;

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

•       inaccurate assessment of undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; and

•       incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or several acquisitions within a relatively short period of time. In addition, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. Any potential acquisition could impair our operating results.

We rely on our management information systems for inventory management, distribution, and other functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and operating results could be adversely affected.

The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions, manage manufacturing and supply chain processes, and maintain our research and development data. The failure of our management information systems to perform properly could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory, and product shortages, causing our business and operating results to suffer. In addition, our management information systems, including our computer systems, Internet web sites, telecommunications, and data networks, are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks and attacks by computer viruses or hackers, or power loss. Any such interruption could adversely affect our business and operating results.

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

Some Toro and Lawn-Boy dealers and Exmark distributors and dealers generally finance their inventories with third party financing companies. These third party financing companies purchase select receivables from us and our distributors and dealers for extended periods that assist our distributors and dealers in carrying representative inventories of our products. We also have agreements with third party financing companies to provide financing options to golf course and sports fields and grounds equipment customers and micro-irrigation customers in North America and Europe. The purpose of these agreements is to increase our net sales by giving buyers of our products alternative financing options when purchasing our products. We also have an agreement with a third party financing company to provide financing programs under a private label program offered primarily to Toro, Lawn-Boy, and Exmark dealers that provides our end-user customers a revolving line of credit for Toro and Exmark products, parts, and services. Termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit for our customers from these third parties, or any delay in securing replacement credit sources, could adversely affect our operating results.

Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is important to our business generally as well as many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or if we initiate any proceedings to protect our proprietary rights, and if the outcome of any such litigation is unfavorable to us, our business and operating results could be adversely affected. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies, and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we had to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that were favorable to us, if at all.

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

Our business, properties, and products are subject to a wide variety of international, federal, state and local laws, rules and regulations relating to the protection of the environment, natural resources, and worker and product user health and safety, and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way we conduct our operations, and the failure to comply with these regulations could lead to fines and other penalties. Because we own and lease real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. We are currently involved in the evaluation and clean-up of a limited number of properties we either currently or previously owned. Although we do not expect that these current matters will have a material adverse effect on our consolidated financial position or operating results, our future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results. We are also subject to other international, federal and state laws, rules and regulations, the future non-compliance with which may harm our business or may adversely affect the demand for some of our products. For example, our residential products are subject to various United States statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The United States Environmental Protection Agency and California Air Resources Board adopted emissions regulations setting maximum emission standards for certain off-road equipment. The European Union also adopted environmental directives that mandate the labeling, collection, and disposal of electrical and electronic equipment and bans the sale of electrical and electronic equipment containing certain hazardous substances. In addition, governmental restrictions placed on water usage as well as water availability may adversely affect demand for our irrigation products. Changes in laws and regulations, including changes in accounting standards, taxation changes, including tax rate changes, new tax laws, and revised tax law interpretations, also may adversely affect our operating results.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture, sale, and usage of our products expose us to significant risk of product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. While we instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, and higher warranty expense.

We are also subject to other litigation from time to time that could adversely affect our operating results or financial condition. For example, we are currently one of nine defendants in a purported class action in which the plaintiffs are alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act, and attorneys’ fees. Even if the plaintiffs’ claims are found to be without merit, we have incurred and may continue to incur substantial costs in defending the lawsuit. The lawsuit could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. Although we are currently unable to assess whether the litigation would have a material adverse effect on our consolidated operating results or financial condition, any adverse determination in the litigation might result in material liability, which could adversely impact our operating results and financial condition.

If we are unable to retain our key employees and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

Our ability to meet our strategic objectives and otherwise grow will depend to a significant extent on the continued contributions of our senior management team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of services of any of our key personnel, the inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

Our business is subject to a number of other miscellaneous risks that may adversely affect our operating results, financial condition, or business.

Other miscellaneous risks that could affect our business include:

•       natural or man-made disasters, which may result in shortages of raw materials, higher fuel costs, and increase in insurance premiums;

•       financial viability of distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; and

•       continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and worldwide economies.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.

item 2.            Properties

As of October 31, 2006, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.1 million square feet of space. We also utilize approximately 20 acres of land in California as a testing facility, 16 acres of land in Nebraska as a parking lot and testing facility, and 36 acres of land in Minnesota as a testing and storage facility. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2007. The following schedule outlines our significant facilities by location, ownership, and function as of October 31, 2006:

Location	Ownership	Products Manufactured / Use
Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and warehouse
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Baraboo, WI	Leased	Professional and residential finished goods distribution center
Beatrice, NE	Owned	Professional products, office, and test facility
Riverside, CA	Owned/Leased	Office and test facility
Lakeville, MN	Leased	Residential finished goods distribution center
Lincoln, NE	Leased	Professional finished goods distribution center
Hertfordshire, United Kingdom	Owned	Professional and residential products and distribution center, office
Shakopee, MN	Owned	Components for professional and residential products
Braeside, Australia	Leased	Distribution facility
Beverley, Australia	Owned	Professional products, office and finished goods distribution center
El Cajon, CA	Owned	Professional and residential products and distribution center, office
Brooklyn Center, MN	Leased	Distribution facility
Capena, Italy	Leased	Distribution facility
Oevel, Belgium	Owned	Distribution facility
Hazelwood, MO	Leased	Distribution facility
Sanford, FL	Leased	Professional products and distribution center
Franklin Park, IL	Leased	Distribution facility

Item 3.            Legal Proceedings

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of the use of our products. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a materially adverse effect on our consolidated operating results or financial condition. Further, although we are self-insured to some extent, we maintain insurance against certain product liability losses.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present purchased a lawnmower containing a two stroke or four stroke gas combustible engines up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts and MTD Products Inc. has filed cross claims against the non-settling defendants. A court hearing on the defendants’ motions to dismiss and the plaintiffs’ motion for preliminary approval of the settlement agreement and certification of a settlement class was held on August 29, 2006. As of December 22, 2006, the court has not yet ruled on these motions. On December 21, 2006, one of the defendants, American Honda Motor Company, notified us that it had reached an agreement of settlement with the plaintiffs. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated as executive officers of the company, including their age and position with the company as of December 15, 2006 and positions held by them during the last five or more years. Officers are elected by the Board of Directors or appointed by the Chief Executive Officer annually. All executive officers listed below are subject to Section 16 under the Securities Exchange Act of 1934, as amended.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years
Michael J. Hoffman 51, Chairman of the Board, President and Chief Executive Officer

Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004. He also served as Chief Operating Officer from October 2004 to March 2005. From November 2002 to October 2004, he served as Group Vice President, Consumer, Exmark, Landscape Contractor, and International Businesses. From May 2001 to October 2002, he served as Group Vice President, Consumer and Landscape Contractor Businesses.

William E. Brown, Jr. 45, Vice President, Consumer and Landscape Contractor Business – Toro

Vice President, Consumer and Landscape Contractor Business – Toro since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Commercial Business. From September 2000 to January 2003, he served as General Manager, Landscape Contractor Business.

Philip A. Burkart 44, Vice President, Irrigation Businesses

Vice President, Irrigation Businesses since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Irrigation Business. From November 2000 to January 2003, he served as Vice President and General Manager, International Business.

Timothy P. Dordell 44, Vice President, Deputy General Counsel

Vice President, Deputy General Counsel since November 2006. From May 2002 to November 2006, he served as Associate General Counsel-Corporate and Assistant Secretary at Ecolab Inc., a developer and marketer of products and services for the hospitality, foodservice, healthcare, and industrial markets. From February 1996 to May 2002, he served as Senior Attorney, Mergers and Acquisitions at Ecolab Inc.

Michael D. Drazan 49, Vice President, Chief Information Officer	Vice President, Chief Information Officer since November 2006. From March 2000 to November 2006, he served as Vice President, Corporate Information Services.
Blake M. Grams 39, Managing Director, Corporate Controller

Managing Director, Corporate Controller since February 2006. From November 2003 to January 2006, he served as Director, Corporate Finance. From February 2003 to October 2003, he served as Senior Manager, Corporate Finance and Planning. From November 2000 to January 2003, he served as Senior Manager, Corporate Finance.

Michael J. Happe 35, Managing Director, Commercial Business

Managing Director, Commercial Business since November 2006. From November 2004 to October 2006, he served as Director of Marketing, International Business. From April 2002 to November 2004, he served as National Account Manager – The Home Depot for the Consumer Business. From December 2000 to April 2002, he served as the Senior Marketing Manager for the Consumer Business.

Dennis P. Himan 62, Group Vice President

Group Vice President, Commercial, Corporate Accounts, Exmark, MTI, International, and Irrigation Businesses since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, International Business. From November 1999 to January 2003, he served as Vice President and General Manager, Exmark Landscape Contractor Business.

J. Lawrence McIntyre 64, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since July 1993.
Sandra J. Meurlot 58, Vice President, Operations

Vice President, Operations since November 2002. From September 2000 to February 2001, she served as Vice President/OMC and President, Boat Group at Outboard Marine Corporation, a manufacturer and marketer of marine engines, boats, and accessories.

Karen M. Meyer 56, Vice President, Administration	Vice President, Administration since August 1998.
Peter M. Ramstad 49, Vice President, Business and Strategic Development

Vice President, Business and Strategic Development since November 2006. From December 2003 to November 2006, he served as Executive Vice President, Strategy and Finance at Personnel Decisions International, a consulting company that helps clients build organizational and talent strategies and assess and develop leaders. From April 2001 to December 2003, he served as Executive Vice President, Chief Financial Officer at Personnel Decisions International.

Darren L. Redetzke 42, Managing Director, International Business

Managing Director, International Business since November 2006. From November 2004 to October 2006, he served as Director of Marketing – Golf for the Commercial Business. From December 2001 to October 2004, he served as Director of Marketing – Irrigation and Commercial for the International Business.

Richard W. Rodier 46, General Manager, Landscape Contractor Business – Toro

General Manager, Landscape Contractor Business – Toro since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Toro. From November 1999 to January 2003, he served as Director of Grounds Marketing for the Commercial Business.

Mark B. Stinson 41, General Manager, Landscape Contractor Business – Exmark

General Manager, Landscape Contractor Business – Exmark since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Exmark. From July 1996 to January 2003, he served as Controller of Exmark Manufacturing.

Stephen P. Wolfe 58, Vice President Finance and Chief Financial Officer	Vice President Finance and Chief Financial Officer since February 2006. From June 1997 to January 2006, he served as Vice President Finance, Treasurer and Chief Financial Officer.

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

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters, and issuer purchases of equity securities

Toro common stock is listed for trading on the New York Stock Exchange and trades under the symbol “TTC.” The high, low, and last sales prices for Toro common stock and cash dividends paid for each of the quarterly periods for fiscal 2006 and 2005 were as follows:

Fiscal year ended October 31, 2006	First	Second	Third	Fourth
Market price per share of common stock –
High sales price	$46.78	$52.52	$50.71	$45.00
Low sales price	36.30	43.00	40.50	37.77
Last sales price	43.19	50.06	42.30	43.16
Cash dividends per share of common stock[2]	0.09	0.09	0.09	0.09

Fiscal year ended October 31, 2005[1]	First	Second	Third	Fourth
Market price per share of common stock –
High sales price	$41.425	$45.93	$49.02	$42.69
Low sales price	33.900	40.30	37.02	34.65
Last sales price	40.175	41.32	40.24	36.51
Cash dividends per share of common stock[2]	0.06	0.06	0.06	0.06

1    Per share data and sales prices have been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

2    Future cash dividends will depend upon the company’s financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 40,355,714 and 41,898,463 shares outstanding as of October 31, 2006 and 2005, respectively.

Preferred Stock  – 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Stockholders – As of December 15, 2006, Toro had approximately 4,460 stockholders of record.

The following table sets forth information with respect to shares of common stock of the company purchased by the company during each of the three fiscal months in the period ended October 31, 2006.

Period	Total Number of Shares Purchased[1]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
August 5, 2006 through September 1, 2006	420,000		$40.81	420,000	2,242,091
September 2, 2006 through September 29, 2006	486,662		40.98	486,662	1,755,429
September 30, 2006 through October 31, 2006	280,270	[2]	43.36	278,525	1,476,904
Total	1,186,932		$41.48	1,185,187

1    On July 18, 2006, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 1,185,187 shares during the periods indicated above under this program.

2    Includes 1,745 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $44.31 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,745 shares were not repurchased under the company’s repurchase program, as described in footnote 1 above.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
Fiscal years ended October 31	2006	2005[1]	2004	2003	2002
OPERATING RESULTS:
Net sales	$1,835,991	$1,779,387	$1,652,508	$1,496,588	$1,399,273
Net sales growth from prior year	3.2%	7.7%	10.4%	7.0%	3.4%
Gross profit percentage	35.0%	34.6%	35.9%	35.8%	34.7%
Selling, general, and administrative expense as a percentage of net sales[3]	24.0%	24.3%	25.9%	27.3%	27.0%
Earnings from operations[3]	$202,876	$182,726	$165,225	$126,994	$98,965
Interest expense	17,672	17,733	15,523	16,285	19,747
Earnings before accounting change[3]	129,145	114,082	102,666	81,620	59,931
As a percentage of net sales[3]	7.0%	6.4%	6.2%	5.5%	4.3%
Net earnings[3,4]	$129,145	$114,082	$102,666	$81,620	$35,317
Basic net earnings per share[2,3,4]	3.01	2.55	2.11	1.63	0.70
Diluted net earnings per share[2,3,4]	2.91	2.45	2.02	1.56	0.68
Return on average stockholders’ equity[3,4]	33.0%	28.1%	23.5%	19.8%	9.8%
SUMMARY OF FINANCIAL POSITION:
Total assets	$921,983	$916,737	$932,100	$928,737	$845,853
Working capital[5]	311,554	305,872	344,446	380,100	301,627
Long-term debt, including current portion	175,000	175,046	175,091	178,921	194,581
Stockholders’ equity	392,029	390,034	420,819	451,523	373,526
Debt-to-capitalization ratio	30.9%	31.0%	29.5%	28.6%	34.4%
OTHER STATISTICAL DATA:
Market price range –
High sales price[2]	$52.52	$49.02	$35.825	$25.205	$16.0550
Low sales price[2]	36.30	33.90	22.225	15.075	10.4775
Cash dividends per share of common stock[2]	0.36	0.24	0.12	0.12	0.12
Average number of employees	5,343	5,185	5,164	5,367	5,395

1    the company’s consolidated financial statements include results of hayter limited from February 8, 2005, date of acquisition.

2    Per share data has been adjusted for all fiscal years presented to reflect two separate two-for-one stock splits effective on March 28, 2005 and April 1, 2003.

3    Fiscal 2002 earnings from operations include restructuring and other expense of $8.4 million, which was not combined with selling, general, and administrative expense.

4    Fiscal 2002 net earnings and basic and diluted net earnings per share data include the cumulative effect of a change in accounting principle of $24.6 million, $0.49 per basic share, and $0.48 per diluted share related to the adoption of SFAS No. 142.

5    working capital is defined as current assets less current liabilities.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (MD&A) provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

This MD&A is organized in the following major sections:

•       Overview, Summary of Fiscal 2006 Results, GrowLean Initiative, and Outlook for Fiscal 2007

•       Results of Operations

•       Performance by Business Segment

•       Financial Condition

•       Off-Balance Sheet Arrangements and Contractual Obligations

•       Critical Accounting Policies and Estimates

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two operating segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products.

Summary of Fiscal 2006 Results

Fiscal 2006 was another good year with record net sales and double digit diluted net earnings per share growth. Our fiscal 2006 results included the following items of significance:

•       Our after-tax return on sales for fiscal 2006 was 7.0 percent, which exceeded our goal of 6 percent or more as part of our “6 + 8: Teamwork to the Top” initiative.

•       Net sales growth for fiscal 2006 was 3.2 percent over fiscal 2005 despite challenging economic conditions. Our net sales average annual growth rate was 7.1 percent over the three-year period ended October 31, 2006, just shy of our 8 percent goal.

•       International net sales continued to grow faster than our total consolidated net sales with an increase of 12.6 percent compared to fiscal 2005. International net sales comprised 27.0 percent of our total consolidated net sales in fiscal 2006 compared to 24.8 percent in fiscal 2005 and 20.7 percent in fiscal 2004.

•       Professional segment net sales increased 6.9 percent in fiscal 2006 compared to fiscal 2005 due primarily to strong demand in the worldwide golf market and new product introductions.

•       Our residential segment net sales were down 2.9 percent in fiscal 2006 compared to fiscal 2005 due primarily to weakening domestic economic conditions and higher fuel prices during the spring/summer season in 2006 that resulted in lower consumer spending for outdoor power equipment, as well as unfavorable weather conditions.

•       Fiscal 2006 net earnings increased 13.2 percent compared to fiscal 2005, and diluted net earnings per share increased 18.8 percent over fiscal 2005. This was our 8th consecutive year of double digit diluted net earnings per share growth before accounting changes.

•       Despite continued commodity cost increases, fiscal 2006 gross profit as a percentage of net sales rose to 35.0 percent compared to 34.6 percent in fiscal 2005 due in part to price increases and our continued use of Lean methods to reduce costs.

•       We continued to leverage our selling, general, and administrative costs. Selling, general, and administrative expense as a percentage of net sales was 24.0 percent in fiscal 2006, 24.3 percent in fiscal 2005, and 25.9 percent in fiscal 2004.

•       We generated strong cash flows from operations. Net cash provided by operating activities was $190.3 million in fiscal 2006 compared to $174.1 million in fiscal 2005, an increase of 9.3 percent.

•       We increased our fiscal 2006 quarterly cash dividend by 50 percent from the quarterly cash dividend paid in fiscal 2005.

•       We continued with our stock repurchase program in fiscal 2006, which reduced the number of our shares outstanding. This reduction resulted in an increase in diluted net earnings per share of approximately $0.14 in fiscal 2006 compared to fiscal 2005.

•       Our financial condition remained strong in fiscal 2006 with continued emphasis on asset management. Average inventory levels and average receivable balances slightly increased by 1.3 percent and 0.5 percent, respectively, compared to fiscal 2005. This allowed us to continue to reinvest in product development, brand building, and new technologies; repurchase shares of our stock; and increase our cash dividend in fiscal 2006.

GrowLean Initiative

Fiscal 2006 was the third and final year of our “6 + 8: Teamwork to the Top” initiative to achieve a consistent after-tax return on sales of 6 percent or more and grow revenues at an average annual rate of 8 percent or more over the three-year period ended October 31, 2006. We made significant strides in our journey of continuous improvement by employing Lean methods to eliminate waste and reduce costs throughout our organization. While we fell short of attaining the 8 percent three-year average annual net sales growth goal of our initiative by 0.9 percentage points, we far exceeded our profitability goal with an after-tax return on sales of 7.0 percent for fiscal 2006.

We are launching our next-generation initiative for fiscal years 2007 through 2009 called “GrowLean.” This initiative will focus our efforts more intensely on revenue growth while maximizing our use of Lean methods to reduce costs and improve quality and efficiency in our manufacturing facilities and corporate offices. We believe we have opportunities to create a leaner, cohesive enterprise that has the potential to deliver sustainable financial performance.

Building a Growth Enterprise. We have identified several strategic focus areas to drive revenue growth in our businesses and accelerate opportunities to expand our global presence through stronger customer relations, acquisitions, alliances, and new partnerships. In order to meet our “GrowLean” initiative goal to grow net sales at an average annual rate of 8 percent or more over a three-year period, we plan to invest in new product development, marketing, distribution, and other strategies to help build market share and strengthen our brand worldwide. At the same time, we expect to pursue targeted acquisitions using a disciplined approach that complement our existing brands and product portfolio, and we have taken strides in this area with the addition of the new office of Business and Strategic Development. We also expect to increase our investment in developing innovative, customer-valued products to generate revenue growth.

Building a Lean Enterprise. Our continuous improvement journey, which was part of our two previous three-year initiatives, created awareness on our part of the root causes of waste and inefficiency throughout our entire organization. We believe we now have a strong foundation on which to elevate our internal use of Lean methods while expanding them externally to our suppliers and distribution partners. The goal of the “GrowLean” initiative is to achieve a consistent after-tax return on sales of 7 percent or more over the three-year period ending October 31, 2009. To accomplish this, we plan to employ Lean methods, such as Value Stream Mapping, to identify and eliminate constraints and barriers within and across our businesses and functions. In addition, we plan to fine-tune enterprise-wide systems, such as Design for Manufacturing and Assembly, to deliver products more competitively and efficiently.

Outlook for Fiscal 2007

Overall, fiscal 2006 was a good year and we believe we are in a position for yet another good year in fiscal 2007. We believe the key drivers for our anticipated growth in fiscal 2007 will include, among many others, these main factors:

•       We anticipate continued success in our product innovation efforts and customer acceptance of our new products. Consistent with our focus on asset management, our field inventory levels are at expected levels, which we believe will help set the stage for our successful introduction of new products in fiscal 2007.

•       We anticipate strong growth in our professional segment as we plan to increase our market share by enhancing our product offering and focusing on markets that we believe are underserved by our brand. In addition, retail demand in the landscape contractor market has been relatively soft for the past two years as customers delayed new equipment purchases. For fiscal 2007, we expect this market to improve slightly as we anticipate customers will replace their existing equipment, and we are ready to capitalize on this with our existing products and new product launches.

•       Fiscal 2006 was a challenging year for our residential segment as economic conditions weakened and consumer confidence was down in the U.S. during the spring/summer selling season. This continues to be a concern for us as we enter fiscal 2007. However, we are facing the challenge with a broad array of new product offerings and expanded product placement at a key retailer in fiscal 2007.

•       International markets have in the past and will continue to be a focus for us to grow our revenues. Many opportunities exist abroad, and our goal is for international sales to comprise a larger percentage of our total consolidated net sales.

•       During fiscal 2006, we again experienced rising costs for commodities. We expect costs to continue to increase in fiscal 2007, as we anticipate that increased worldwide demand and other factors to drive commodity prices higher. We have made significant progress using Lean methods and principles, and we plan to continue this focus as part of our new “GrowLean” initiative to offset these rising costs.

We will continue to keep a cautionary eye on the weather, world economies, field inventory levels, commodity prices, and other factors identified under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K, which could cause our actual results to differ from our outlook.

RESULTS OF OPERATIONS

Fiscal 2006 net earnings were $129.1 million compared to $114.1 million in fiscal 2005, an increase of 13.2 percent. Fiscal 2006 diluted net earnings per share were $2.91, an increase of 18.8 percent over $2.45 per share in fiscal 2005. The primary factors contributing to the net earnings increase were higher net sales, an increase in gross margins, improved leveraging of selling, general, and administrative expense, and higher other income. In addition, our share repurchase program resulted in an increase in diluted net earnings per share of approximately $0.14 in fiscal 2006 compared to fiscal 2005.

Fiscal 2005 net earnings were $114.1 million compared to $102.7 million in fiscal 2004, an increase of 11.1 percent. Fiscal 2005 diluted net earnings per share were $2.45, an increase of 21.3 percent over $2.02 per share in fiscal 2004. The primary factors contributing to the net earnings increase were higher net sales, lower incentive compensation expense, and improved leveraging of selling, general, and administrative expense. However, the growth in fiscal 2005 net earnings relative to fiscal 2004 was tempered by higher costs for steel, resin, and other commodities.

The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.0)	(65.4)	(64.1)
Gross margin	35.0	34.6	35.9
Selling, general, and administrative expense	(24.0)	(24.3)	(25.9)
Interest expense	(1.0)	(1.0)	(0.9)
Other income, net	0.5	0.3	0.2
Provision for income taxes	(3.5)	(3.2)	(3.1)
Net earnings	7.0%	6.4%	6.2%

Fiscal 2006 Compared With Fiscal 2005

Net Sales. Worldwide net sales in fiscal 2006 were $1,836.0 million compared to $1,779.4 million in fiscal 2005, an increase of 3.2 percent. Factoring out the effect of the additional sales from Hayter Limited (Hayter), which we acquired in February 2005, net sales increased 2.8 percent in fiscal 2006 compared to fiscal 2005. Net sales growth was primarily driven by:

•       Strong international net sales that grew 12.6 percent as a result of the acquisition of Hayter as well as increased worldwide demand and new products introduced within the past two years.

•       Select price increases on some products.

•       Increased sales in most of the professional segment markets due to the success of introducing new products, strong retail demand, and growth in the worldwide golf market.

Somewhat offsetting those positive factors was:

•       A decline in domestic residential segment net sales for most product lines primarily as a result of a slow down in consumer spending in the U.S. during the spring/summer season in 2006 for outdoor power equipment and unfavorable weather conditions.

•       Unfavorable currency exchange rates that reduced our net sales by approximately $6.5 million.

Looking ahead, we expect our net sales annual growth rate to be higher in fiscal 2007 compared to fiscal 2006, driven primarily by the introduction of new products and anticipated continued growth in our international businesses.

Gross Profit. Gross profit as a percentage of net sales increased by 0.4 percentage points from 34.6 percent in fiscal 2005 to 35.0 percent in fiscal 2006. This increase was mainly the result of the following factors:

•       Price increases introduced on some products.

•       A higher proportionate share of professional segment sales that carry higher average gross margins than residential segment sales.

•       Cost reduction efforts, including benefits from past and continuing profit improvement initiatives.

•       Lower excess and obsolete parts inventory expense.

•       The Hayter acquisition, which negatively impacted gross margins in fiscal 2005, due to the purchase accounting effect of recording the fair value of the inventory acquired as the inventory was sold.

Somewhat offsetting those positive factors were:

•       Continued rising commodity costs as well as higher freight costs due to higher fuel costs and an increase in demand for transportation.

•       Lower gross margins for the new line of riding products in the residential segment.

•       A charge for customs duties.

Looking ahead, gross profit as a percentage of net sales for fiscal 2007 compared to fiscal 2006 is expected to remain the same or improve slightly. We anticipate that benefits from our ongoing profit improvement initiatives, driven by our emphasis on lean manufacturing, will in part offset anticipated higher costs of commodities.

Selling, General, and Administrative (SG&A) Expense. SG&A expense increased 1.8 percent from fiscal 2005. SG&A expense as a percentage of net sales decreased to 24.0 percent in fiscal 2006 compared to 24.3 percent in fiscal 2005. The decrease in SG&A expense as a percentage of net sales was due primarily to the following factors:

•       A reduction in self-insurance costs due to favorable claims experience.

•       Lower incentive compensation expense due mainly to less favorable financial results for our long-term incentive plans.

•       Leveraging the fixed portion of SG&A costs over higher sales volumes.

Somewhat offsetting those decreases were:

•       Increased investments in engineering, marketing, service, and information systems as part of our “6 + 8: Teamwork to the Top” initiative.

•       Higher warranty expense due mainly to special provisions for major product modifications and a product recall.

Looking ahead, SG&A expense is expected to increase, and as a percentage of net sales, SG&A expense is expected to remain the same or decrease slightly in fiscal 2007 compared to fiscal 2006, as we expect to continue to increase our investments in engineering, marketing, and information systems.

Interest Expense. Interest expense for fiscal 2006 slightly decreased by 0.3 percent compared to fiscal 2005 due to lower average levels of short-term debt, which was somewhat offset by higher average interest rates.

Other Income, Net. Other income, net consists mainly of interest income, financing income, litigation settlements and recoveries, currency exchange rate gains and losses, and equity losses from investments. Other income, net for fiscal 2006 increased $2.3 million compared to fiscal 2005. This increase was due mainly to the following factors:

•       Currency exchange rate gains in fiscal 2006 compared to currency exchange rate losses in fiscal 2005.

•       Higher litigation settlement recoveries.

•       A loss on the sale of a business in fiscal 2005.

Provision for Income Taxes. The effective tax rate for fiscal 2006 remained unchanged at 33.0 percent compared to fiscal 2005.

Looking ahead, the tax rate for fiscal 2007 is expected to be approximately 33.5 percent. The American Jobs Creation Act of 2004 provides for a variety of changes in the tax law, including a phased elimination of the extra-territorial income (ETI) exclusion and the addition of a domestic manufacturing benefit. The ETI exclusion for foreign sales will be phased out over two years beginning in 2005. The deduction for income from qualified domestic production activities will be phased-in from 2005 through 2010. Similar to the ETI benefit, the domestic manufacturing benefit has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the federal income tax return. We anticipate that the net effect of the phase-out of the ETI and the phase-in of this new deduction should result in an increase of approximately 1 percent on our effective tax rate for fiscal 2007, which we expect will be somewhat offset by the extension of the research and development tax credit.

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

•       Favorable currency rates that contributed approximately 1 percent of the net sales growth for fiscal 2005. Excluding currency effects, international net sales were up 23.8 percent for fiscal 2005.

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

•       Higher excess and obsolete parts inventory expense.

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

Selling, General, and Administrative Expense. SG&A expense increased 1.1 percent from fiscal 2004. SG&A expense as a percentage of net sales decreased to 24.3 percent in fiscal 2005 compared to 25.9 percent in fiscal 2004. The decrease in SG&A expense as a percentage of net sales was due primarily to the following factors:

•       Lower incentive compensation expense in fiscal 2005 compared to fiscal 2004 as a result of the exceptional financial performance in fiscal 2004 relative to the established incentive goals as well as the impact of adopting Statement of Financial Accounting Standard (SFAS) No. 123R in fiscal 2005. In fiscal 2004, we accounted for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), which resulted in higher compensation expense for our Performance Share Plan due to the increase in our stock price during fiscal 2004.

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

•       Higher administrative expenses, mainly from increased costs related to Sarbanes-Oxley Act of 2002 Section 404 internal controls compliance and higher bad debt expense due mainly to a recovery in fiscal 2004 of a previously written off note receivable.

Interest Expense. Interest expense for fiscal 2005 increased 14.2 percent compared to fiscal 2004 due primarily to higher average levels of short-term debt as a result of increased stock repurchases and the acquisition of Hayter, as well as higher average interest rates.

Other Income, Net. Other income, net for fiscal 2005 increased $1.7 million compared to fiscal 2004. This increase was due mainly to lower litigation settlement expense in fiscal 2005 compared to fiscal 2004.

Provision for Income Taxes. The effective tax rate for fiscal 2005 was unchanged from 33.0 percent in fiscal 2004.

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 11 of the notes to consolidated financial statements, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of company-owned distributor operations in the United States, corporate activities, and financing functions. Effective as of the beginning of fiscal 2005, we combined our former distribution segment with the “other” segment because our distribution segment no longer met the quantitative thresholds for separate reporting as an operating segment for all periods presented. Prior periods have been reclassified to conform to the new presentation. Operating earnings for each of our two business segments is defined as earnings from operations plus other income, net. Operating loss for the “other” segment includes earnings (loss) from domestic wholly owned distribution company operations, corporate activities, including corporate financing activities, other income, and interest expense.

The following information provides perspective on our business segments’ net sales and operating results.

Professional

Professional segment net sales represented 67 percent, 64 percent, and 62 percent of consolidated net sales for fiscal 2006, 2005, and 2004, respectively. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2006	2005	2004
Net sales	$1,224.8	$1,145.4	$1,028.9
% change from prior year	6.9%	11.3%	10.7%
Operating earnings	$227.7	$207.4	$173.1
As a percent of net sales	18.6%	18.1%	16.8%

Net Sales. Worldwide net sales for the professional segment in fiscal 2006 were up 6.9 percent compared to fiscal 2005 primarily as a result of the following factors:

•       Worldwide shipments of most product lines increased, driven primarily by our success in introducing new products during the past two years.

•       Strong worldwide demand in the golf and sports field and grounds markets that resulted in higher equipment and irrigation product sales.

•       Price increases introduced on some products.

•       Significantly higher international net sales as a result of continued strong demand in the golf market and the acquisition of Hayter.

Field inventory levels for the professional segment were slightly higher, but within our expectations as of the end of fiscal 2006 compared to the end of fiscal 2005. This was due in part to reduced orders and lower shipments of landscape contractor equipment products in the fourth quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005.

Worldwide net sales for the professional segment in fiscal 2005 were up 11.3 percent compared to fiscal 2004. Worldwide shipments of most product lines increased due to the successful introduction of new products and price increases introduced on some products. International professional segment net sales were up significantly due to the acquisition of Hayter, strong demand in the golf market, and a weaker U.S. dollar compared to the currencies in international markets where we conduct business.

Looking ahead, net sales for the professional segment are expected to grow in fiscal 2007 compared to fiscal 2006 as we expect new products to be well received and increase our market share, and we anticipate continued growth in international markets.

Operating Earnings. Operating earnings for the professional segment in fiscal 2006 increased 9.8 percent compared to fiscal 2005. Expressed as a percentage of net sales, professional segment operating margins increased to 18.6 percent compared to 18.1 percent in fiscal 2005. The following factors impacted professional segment operating earnings:

•       Higher gross margins in fiscal 2006 compared to fiscal 2005 due to continued cost reduction efforts from profit improvement initiatives, price increases on some products, and increased sales of higher margin products. However, higher commodity and freight costs somewhat tempered the increase in gross margins and operating earnings.

•       SG&A expense as a percentage of net sales was higher in fiscal 2006 compared to 2005 due to an increase in warranty expense and increased investments for marketing, engineering, and service.

Operating earnings for the professional segment in fiscal 2005 increased 19.8 percent compared to fiscal 2004. Expressed as a percentage of net sales, professional segment operating margin increased to 18.1 percent in fiscal 2005 compared to 16.8 percent in fiscal 2004. The operating profit improvement was due mainly to higher gross margins as the result of cost reduction efforts from profit improvement initiatives, price increases on some products, increased sales of higher margin products, and lower manufacturing costs from increased plant utilization, somewhat offset by higher commodity costs. Lower SG&A expense as a percentage of net sales also contributed to the operating earnings improvement due to leveraging the fixed portion of SG&A costs over higher sales volumes.

Looking ahead, professional segment operating earnings are anticipated to improve in fiscal 2007 compared to fiscal 2006 due to expected sales growth, slight improvement in gross margins, and leveraging of SG&A expense over higher planned sales volumes.

Residential

Residential segment net sales represented 31 percent, 33 percent, and 34 percent of consolidated net sales for fiscal 2006, 2005, and 2004, respectively. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2006	2005	2004
Net sales	$566.6	$583.3	$554.3
% change from prior year	(2.9)%	5.2%	9.5%
Operating earnings	$34.1	$50.2	$61.8
As a percent of net sales	6.0%	8.6%	11.1%

Net Sales. Worldwide net sales for the residential segment in fiscal 2006 were down 2.9 percent compared to fiscal 2005 primarily as a result of the following factors:

•       Lower sales of walk power mowers due to weakening domestic economic conditions and higher fuel prices during the spring/summer season in 2006 that resulted in lower consumer spending for outdoor power equipment.

•       Decreased sales of snow throwers in the domestic market as a result of the lower levels of snow fall in the U.S. during the 2005-2006 winter season.

•       A decline in retail irrigation product sales sold through the home center distribution channel due to unfavorable weather conditions in key domestic markets and lost placement of certain models at a key retailer.

•       Lower electric trimmer product shipments due to a slow down of consumer spending and strong competition.

Somewhat offsetting those negative factors were:

•       Higher worldwide shipments of riding products as we introduced new models and expanded product placement at a key retailer.

•       Increased international sales due to new product introductions, higher snow thrower product shipments due to heavy snow falls in Europe during the 2005-2006 winter season, and strong sales of Pope products in Australia.

Worldwide net sales for the residential segment in fiscal 2005 were up by 5.2 percent compared to fiscal 2004. This increase was primarily due to higher shipments of walk power mowers, including in particular, the new Lawn-Boy products as a result of expanded product placement in the home center distribution channel. However, domestic shipments of Toro walk power mowers declined due mainly to a shift of some sales to the new line of Lawn-Boy walk power mowers. International residential segment sales increased significantly as a result of the acquisition of Hayter, introduction of new products, and a weaker U.S. dollar. Somewhat offsetting those increases were lower riding product and electric blower product shipments due to strong competition. In addition, retail irrigation product sales declined due to unfavorable weather conditions in key domestic markets.

Looking ahead, residential segment net sales are expected to increase in fiscal 2007 compared to fiscal 2006 primarily as a result of anticipated growth in domestic riding product sales due to the introduction of new products and the anticipated growth of the zero-turning radius riding mower market. In addition, we anticipate continued growth in international markets as a result of planned new product introductions.

Operating Earnings. Operating earnings for the residential segment in fiscal 2006 decreased 32.0 percent compared to fiscal 2005. Expressed as a percentage of net sales, residential segment operating margins declined to 6.0 percent compared to 8.6 percent in fiscal 2005. The following factors impacted residential segment operating earnings:

•       Lower gross margins as a result of higher costs for commodities combined with minimal price increases due to competitive conditions, lower margins for the new line of riding products, higher freight expense, and a charge for customs duties.

•       Higher SG&A expense as a percentage of net sales due to lower sales volumes and an increase in warranty expense for a product recall.

Operating earnings for the residential segment in fiscal 2005 decreased 18.8 percent compared to fiscal 2004. Expressed as a percentage of net sales, residential segment operating margins declined to 8.6 percent compared to 11.1 percent in fiscal 2004 mainly as a result of lower gross margins due to higher costs for commodities combined with minimal price increases due to competitive conditions, increased sales of lower margin products, higher manufacturing costs from lower plant utilization as we curtailed production to reduce inventory levels, and lower gross margins from sales of Hayter products. However, SG&A expense as a percentage of net sales was lower due to reduced warranty expense for major product modifications in fiscal 2005 compared to fiscal 2004 as well as lower claims experience.

Looking ahead, residential segment earnings in fiscal 2007 are expected to improve compared to fiscal 2006 due to an anticipated increase in gross margins for new products and leveraging SG&A expense over higher planned sales volumes.

Other

(Dollars in millions) Fiscal years ended October 31	2006	2005	2004
Net sales	$44.6	$50.7	$69.2
% change from prior year	(12.1)%	(26.7)%	14.1%
Operating loss	$(69.0)	$(87.3)	$(81.7)

Net Sales. Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from the Toro Credit Company are also included in this segment. The other segment net sales in fiscal 2006 decreased 12.1 percent compared to fiscal 2005 due to lower sales at our company-owned distributors as a result of the change in the method of product distribution (to shipping our Exmark product directly to dealers) that impacted the territory served by our Midwestern distributorship.

The other segment net sales in fiscal 2005 decreased 26.7 percent compared to fiscal 2004 due to the sale of two distribution companies in the fourth calendar quarter of 2004.

Operating Loss. Operating loss for the other segment in fiscal 2006 decreased by 20.9 percent compared to fiscal 2005. This loss decrease was primarily the result of lower incentive compensation expense, a reduction in self-insurance costs, and currency exchange rate gains in fiscal 2006 compared to currency exchange rate losses in fiscal 2005.

Operating loss for the other segment in fiscal 2005 increased by 6.9 percent compared to fiscal 2004. This loss increase was primarily the result of higher administrative expenses, mainly for information systems and Sarbanes-Oxley Act of 2002 Section 404 internal controls compliance costs, and higher interest expense, somewhat offset by lower incentive compensation costs, as previously described.

FINANCIAL CONDITION

Working Capital

Our financial condition remains strong. Our average working capital for fiscal 2006 was $337.9 million compared to $309.2 million in fiscal 2005, an increase of 9.2 percent. This increase was due mainly to lower average short-term debt.

The following table highlights several key measures of our working capital performance.

(Dollars in millions)
Fiscal years ended October 31	2006		2005
Average cash and cash equivalents	$30.4		$31.7
Average short-term debt	43.4		63.4
Average inventories, net	263.9		260.5
Average receivables, net	375.9		374.1
Average days outstanding for receivables	75		77
Average inventory turnover	4.52	x	4.47	x

Average short-term debt decreased in fiscal 2006 compared to fiscal 2005 primarily because we purchased Hayter and more shares of our common stock during fiscal 2005 compared to fiscal 2006. Average receivables, net increased slightly in fiscal 2006 compared to fiscal 2005 due to higher sales volumes; however, average days outstanding for receivables decreased to 75 days in fiscal 2006 compared to 77 days in fiscal 2005. Average net inventories increased slightly by 1.3 percent in fiscal 2006 compared to fiscal 2005; however, average inventory turnover improved slightly by 1.1 percent in fiscal 2006 compared to fiscal 2005. These favorable changes were driven by efforts to improve asset management.

We expect that average receivables, net in fiscal 2007 will increase compared to fiscal 2006 due to higher planned sales volumes, while average inventories, net are expected to decrease in fiscal 2007 compared to fiscal 2006. We anticipate both average days outstanding for receivables and average inventory turnover to slightly improve in fiscal 2007 compared to fiscal 2006 as we plan to continue our efforts to improve asset utilization.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2006 capital expenditures of $39.9 million were 6.6 percent higher compared to fiscal 2005. This increase was primarily attributable to production equipment and tooling expenditures for new products. Capital expenditures for fiscal 2007 are anticipated to be approximately $5 to $10 million higher than fiscal 2006 as we plan to continue to invest in manufacturing equipment and tooling for new products.

Long-term assets as of October 31, 2006 were $264.9 million compared to $269.7 million as of October 31, 2005, a slight decrease of 1.8 percent.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions)
Fiscal years ended October 31	2006	2005
Short-term debt	$0.3	$0.3
Long-term debt, including current portion	175.0	175.0
Stockholders’ equity	392.0	390.0
Debt-to-capitalization ratio	30.9%	31.0%

Our debt-to-capitalization ratio was slightly lower in fiscal 2006 compared to fiscal 2005 due mainly to an increase in stockholders’ equity as a result of higher net earnings in fiscal 2006 compared to fiscal 2005.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the combination of funds available through existing or anticipated financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

We have $75 million of notes due on June 15, 2007 that are classified as long-term debt as we are in the process of evaluating several alternatives for replacing this debt, including refinancing the obligation on a long-term basis using funds available under our current credit facilities. We believe we will obtain cost effective financing in advance of the repayment date for the notes.

Each quarter in fiscal 2006, our Board of Directors declared a cash dividend of $0.09 per share, which was a 50 percent increase over our cash dividend of $0.06 per share paid each quarter in fiscal 2005. Our Board of Directors recently increased our first quarter of fiscal 2007 quarterly cash dividend by 33 percent to $0.12 per share from the quarterly cash dividend paid in the first quarter of fiscal 2006.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2006	2005	2004
Operating activities	$190.3	$174.0	$185.1
Investing activities	(38.1)	(68.4)	(38.3)
Financing activities	(138.2)	(154.4)	(166.2)
Effect of exchange rates on cash	0.1	(0.6)	(0.1)
Net cash provided (used)	$14.1	$(49.4)	$(19.5)
Cash and cash equivalents as of fiscal year end	$55.5	$41.4	$90.8

Cash Flows Provided by Operating Activities. Our primary source of funds is cash generated from operations. In fiscal 2006, cash provided by operating activities increased by 9.3 percent from fiscal 2005. This increase was due primarily to higher net earnings in fiscal 2006 compared to fiscal 2005.

Cash Flows Used in Investing Activities. Capital expenditures and acquisitions are our primary uses of capital resources. These investments have enabled our sales growth in diverse and new markets, helped us to meet product demand, and increased our manufacturing efficiencies. Cash used in investing activities decreased 44.4 percent in fiscal 2006 compared to fiscal 2005 due mainly to cash used in fiscal 2005 for the purchase of Hayter, somewhat offset by an increase in purchases of property, plant, and equipment in fiscal 2006 compared to fiscal 2005.

Cash Flows Used in Financing Activities. Cash used in financing activities was lower by 10.5 percent in fiscal 2006 compared to fiscal 2005. This decline was primarily driven by higher levels of funds used to purchase our common stock in fiscal 2005 compared to fiscal 2006 and an increase in tax benefits for stock-based awards in fiscal 2006 compared to fiscal 2005. This decline was somewhat offset by higher cash dividends paid on Toro common stock in fiscal 2006 compared to fiscal 2005.

Credit Lines and Other Capital Resources

Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in October 2010. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $17 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. Average short-term debt was $43.4 million in fiscal 2006 compared to $63.4 million in fiscal 2005, a decrease of $20.0 million. This decline was primarily attributable to cash used in fiscal 2005 for the acquisition of Hayter and significant stock repurchases. As of October 31, 2006, we had $191.6 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreement are interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreement as of October 31, 2006, and expect to be in compliance with all covenants during fiscal 2007. Our credit agreement requires compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our credit agreement, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreement. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreement would increase, but the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our long-term unsecured senior, non-credit enhanced debt is rated by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3, which is unchanged from the rates in fiscal 2005.

Share Repurchase Plan

During fiscal 2006, we continued our emphasis on repurchasing shares of our common stock as a means of utilizing excess cash and reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. In July 2006, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of our common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by our Board of Directors at any time. As of

October 31, 2006, 1,476,904 shares remained available for repurchase under our Board authorization.

The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2006	2005	2004
Shares of common stock purchased	3,369,285	3,922,805	5,270,814
Cost to repurchase common stock	$146.5	$157.0	$169.8
Average price paid per share	$43.49	$40.02	$32.22

Off-Balance Sheet Arrangements and
Contractual  Obligations

We do not customarily enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to our customer financing activities, inventory purchase commitments, operating lease commitments, and currency contracts disclosed in the contractual obligations table below. Moreover, it is not our normal policy to issue guarantees to third parties.

Wholesale Financing. Toro Credit Company (TCC), a wholly owned financing subsidiary, provides financing for our North American Toro distributors and approximately 200 of our domestic dealers for select products that we manufacture. Independent North American Toro and Exmark distributors and dealers that do not finance through TCC generally finance their inventories with third party financing companies. All outstanding receivables of TCC are reflected in our consolidated balance sheets.

TCC and other third party financing companies purchase selected receivables from us and our distributors and dealers for extended periods that assist our distributors and dealers in carrying representative inventories of products. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. We retain a security interest in the distributors’ and dealers’ inventories, and make periodic physical checks of those inventories. Under the sales terms to distributors and dealers, finance charges are applied to outstanding balances from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale, until payment is received by TCC or the third party finance company. Rates are generally fixed or based on the prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.

Third party financing companies purchased $451.0 million of receivables of our financed products during fiscal 2006. The outstanding receivable balance owed from our distributors and dealers to third party financing companies was $189.1 million as of October 31, 2006. Our maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $0.6 million as of October 31, 2006. We also enter into limited inventory repurchase agreements with third party financing companies. As of October 31, 2006, we were contingently liable to repurchase up to $3.5 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies over the past three years. However, a decline in retail sales could cause this situation to change and thereby require us to repurchase financed product.

End-User Financing. We have agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers in North America and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. Under the terms of these agreements, we could be contingently liable for a portion of the credit collection and residual value risk on the underlying equipment financed under this program. Our maximum exposure for credit collection and residual value as of October 31, 2006 was $15.2 million. We have established a reserve for our estimated exposure related to this program.

We also have an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10.0 million at any time. As of October 31, 2006, the company had sold $1.3 million of receivables and notes under the terms of this agreement.

In the normal course of business, we have arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, our company-owned distributorships also guarantee the residual value at the end of leases with third-party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2006 was $4.0 million. None of these other arrangements requires any additional material financial involvement by us.

Termination of our end-user financing arrangements, any material change to the terms in the financing arrangements, or availability of credit for our customers, any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material impact on our future operating results or financial condition; however, we do not anticipate those events are likely to occur.

Distributor Financing. From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2006 and 2005, we had outstanding notes receivable of $2.8 million and $9.5 million, respectively, from several distribution companies. The amounts are included in other current and long-term assets on our consolidated balance sheets. The decrease of $6.7 million was the result of repayments on these loans.

Purchase Commitments. We have purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Contractual Obligations. The following table summarizes our contractual obligations as of October 31, 2006.

	Payments Due By Period
(Dollars in thousands)
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt and interest payments	$86,123	$15,600	$15,600	$221,851	$339,174
Purchase obligations	3,586	–	–	–	3,586
Operating leases	11,879	14,343	3,689	789	30,700
Currency contracts	14,564	–	–	–	14,564
Total	$116,152	$29,943	$19,289	$222,640	$388,024

As of October 31, 2006, we also had $11.7 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts.

Market Risk

Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our stock. Additional information is presented in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 13 of the notes to our consolidated financial statements.

Inflation

We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel, steel-based component parts, fuel, petroleum-based resins, and other commodities during fiscal 2006 and 2005 that had a negative impact on our gross margins and net earnings. In fiscal 2007, we expect average prices paid for commodities to increase compared to fiscal 2006. We expect to continue to attempt to mitigate the impact of these anticipated increases in commodity costs and other inflationary pressures by actively pursuing internal cost reduction efforts, reviewing alternative sourcing options, vendor negotiations, and by recovering a portion of these costs with price increases to customers.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use or negligence did not necessitate the repair. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings. As of October 31, 2006, we had $65.2 million accrued related to future estimated warranty claims.

Sales Promotions and Incentives. At the time of sale to a customer, we record an estimate for sales promotion and incentive costs, which are classified as a reduction of net sales or as a component of selling, general, and administrative expense. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, floor planning, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if the customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. As of October 31, 2006, we had $50.1 million accrued for sales promotions and incentives.

Inventory Valuation. We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out (LIFO) method for most U.S. inventories or the first-in, first-out (FIFO) method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product lives, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our manufacturing production accordingly.

We also record a reserve for inventory shrinkage. Our inventory shrinkage reserve represents anticipated physical inventory losses that are recorded based on historical loss trends, ongoing cycle-count and periodic testing adjustments, and inventory levels. Though management considers reserve balances adequate and proper, changes in economic conditions in specific markets in which we operate could have an effect on the reserve balances required. As of October 31, 2006, we had $17.7 million reserved for excess and obsolete inventory.

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of October 31, 2006, we had $2.8 million reserved against our accounts and notes receivable.

New Accounting Pronouncements to be Adopted

In October 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize, as a component of other comprehensive income, changes in the funded status of pension and other postretirement benefit plans, such as actuarial gains and losses and prior service costs that arise during the year but are not recognized as components of net periodic benefit cost. SFAS No. 158 will require the measurement date of plan assets and benefit obligations to be as of the end of the employer’s fiscal year. We will adopt the provisions of SFAS No. 158, which requires the funded status of pension and other postretirement benefit plans to be recorded on the balance sheet as of October 31, 2007, as required, and we will adopt the provisions that require the measurement date of plan assets and benefit obligations to be the same as our fiscal year end as of October 31, 2009, as required. This new pronouncement is not expected to have a material impact on our financial condition, and will have no impact on our consolidated results of operations.

In August 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We will adopt the provisions of this Staff Position as of November 1, 2007, as required. We are currently evaluating the requirements of Staff Position No. AUG AIR-1 and do not expect the adoption of this Staff Position will have a material impact on our consolidated results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will adopt the provisions of this interpretation in the first quarter of fiscal 2008, as required. We are currently evaluating the requirements of FIN No. 48 and we do not expect this new pronouncement will have a material impact on our consolidated financial condition or results of operations.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect. Our primary currency exchange rate exposure is with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During fiscal 2006, 2005, and 2004, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $0.4 million, $3.0 million, and $7.1 million, respectively. The gains treated as a reduction to cost of sales for contracts to hedge inventory purchases was $0.1 million for fiscal 2006 and $1.3 million for fiscal 2005.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2007. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of October 31, 2006 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value (Loss) Gain
Buy U.S. $/Sell Canadian dollar	0.9035	$5,872.8	$46.6	$(279.6)
Buy U.S. $/Sell Australian dollar	0.7556	43,936.2	(472.5)	(639.5)
Buy U.S. $/Sell Euro	1.2860	70,989.1	334.6	(421.2)
Buy U.S. $/Sell British pound	1.8796	18,043.7	–	(277.7)
Buy Mexican peso/ Sell U.S. $	11.7068	14,564.2	757.8	61.3

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We currently do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 31, 2006, our financial liabilities with exposure to changes in interest rates consisted mainly of $0.3 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant including the average balance of short-term debt outstanding during fiscal 2006, interest expense would have increased $0.4 million in fiscal 2006. Included in long-term debt is $175.0 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2006, the estimated fair value of long-term debt with fixed interest rates was $184.9 million compared to its carrying value of $175.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

Commodity Risk. We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, rubber, and others which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Item 7, section entitled “Inflation.”

We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. These contracts meet the definition of “normal purchases or normal sales” and therefore, are not considered derivative instruments for accounting purposes. Our manufacturing facilities enter into these fixed-price contracts for approximately 70 to 85 percent of their monthly anticipated usage.

Equity Price Risk. The trading price volatility of Toro common stock impacts compensation expense related to our stock-based compensation plans. Further information is presented in Note 9 of the notes to our consolidated financial statements regarding our stock-based compensation plans.

Item 8.            Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for The Toro Company and its subsidiaries. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2006.

KPMG LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and, based on that audit, issued the report which is included herein.

/s/ Michael J. Hoffman
Chairman of the Board, President, and Chief Executive Officer
/s/ Stephen P. Wolfe
Vice President Finance and Chief Financial Officer

Further discussion of the Company’s internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Stockholders and Board of Directors
The Toro Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Toro Company and its subsidiaries (the Company) maintained effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Toro Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Toro Company and its subsidiaries maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Toro Company and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Toro Company and its subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the years in the three year period ended October 31, 2006, and our report dated December 22, 2006, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 22, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for each of the years in the three year period ended October 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a) 2. These consolidated financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Toro Company’s internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 22, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota

December 22, 2006

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2006	2005	2004
Net sales	$1,835,991	$1,779,387	$1,652,508
Cost of sales	1,192,675	1,164,021	1,059,438
Gross profit	643,316	615,366	593,070
Selling, general, and administrative expense	440,440	432,640	427,845
Earnings from operations	202,876	182,726	165,225
Interest expense	(17,672)	(17,733)	(15,523)
Other income, net	7,550	5,279	3,531
Earnings before income taxes	192,754	170,272	153,233
Provision for income taxes	63,609	56,190	50,567
Net earnings	$129,145	$114,082	$102,666
Basic net earnings per share of common stock	$3.01	$2.55	$2.11
Diluted net earnings per share of common stock	$2.91	$2.45	$2.02
Weighted-average number of shares of common stock outstanding – Basic	42,887	44,714	48,728
Weighted-average number of shares of common stock outstanding – Diluted	44,344	46,539	50,766

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2006	2005
ASSETS
Cash and cash equivalents	$55,523	$41,402
Receivables, net:
Customers (net of $2,339 and $1,849 as of October 31, 2006 and 2005, respectively, for allowance for doubtful accounts)	284,082	288,599
Other	10,751	7,084
Total receivables, net	294,833	295,683
Inventories, net	238,544	235,347
Prepaid expenses and other current assets	9,437	16,084
Deferred income taxes	58,756	58,558
Total current assets	657,093	647,074
Property, plant, and equipment, net	166,323	167,277
Deferred income taxes	1,862	–
Other assets	10,011	15,737
Goodwill	81,469	81,197
Other intangible assets, net	5,225	5,452
Total assets	$921,983	$916,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$–	$46
Short-term debt	320	325
Accounts payable	89,673	87,952
Accrued liabilities:
Warranty	65,235	61,385
Advertising and marketing programs	50,124	48,367
Compensation and benefit costs	77,721	80,798
Income taxes	10,970	14,462
Other	51,496	47,867
Total current liabilities	345,539	341,202
Long-term debt, less current portion	175,000	175,000
Long-term deferred income taxes	–	872
Deferred revenue and other long-term liabilities	9,415	9,629
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 40,355,714 shares as of October 31, 2006 (net of 13,676,506 treasury shares) and 41,898,463 shares as of October 31, 2005 (net of 12,133,757 treasury shares)	40,356	41,899
Retained earnings	358,522	359,716
Accumulated other comprehensive loss	(6,849)	(11,581)
Total stockholders’ equity	392,029	390,034
Total liabilities and stockholders’ equity	$921,983	$916,737

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$129,145	$114,082	$102,666
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash asset impairment (recovery)	–	23	(726)
Provision for depreciation and amortization	42,564	42,829	36,093
Equity losses from investments	1,559	1,468	781
Gain on disposal of property, plant, and equipment	(110)	(260)	(216)
(Increase) decrease in deferred income taxes	(2,742)	(8,635)	551
Excess tax benefits from stock-based awards	–	–	9,857
Stock-based compensation expense	6,641	9,312	17,128
Changes in operating assets and liabilities:
Receivables, net	75	7,381	(10,558)
Inventories, net	(522)	(1,210)	(310)
Prepaid expenses and other assets	9,390	462	(4,391)
Accounts payable, accrued expenses, and deferred revenue	4,271	8,631	34,274
Net cash provided by operating activities	190,271	174,083	185,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(39,885)	(37,432)	(40,812)
Proceeds from disposal of property, plant, and equipment	1,033	2,740	2,098
Investments in affiliates	(371)	(757)	(1,278)
Decrease in other assets	1,161	1,550	1,118
Proceeds from sale of businesses	–	765	578
Acquisition, net of cash acquired	–	(35,285)	–
Net cash used in investing activities	(38,062)	(68,419)	(38,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term debt, net	(5)	(774)	(1,039)
Repayments of long-term debt	(46)	(45)	(3,830)
Excess tax benefits from stock-based awards	13,131	5,989	–
Proceeds from exercise of stock-based awards	10,683	8,164	14,307
Purchases of Toro common stock	(146,543)	(156,972)	(169,821)
Dividends paid on Toro common stock	(15,421)	(10,755)	(5,839)
Net cash used in financing activities	(138,201)	(154,393)	(166,222)
Effect of exchange rates on cash	113	(625)	(162)
Net increase (decrease) in cash and cash equivalents	14,121	(49,354)	(19,531)
Cash and cash equivalents as of the beginning of the fiscal year	41,402	90,756	110,287
Cash and cash equivalents as of the end of the fiscal year	$55,523	$41,402	$90,756
Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$18,365	$18,310	$15,714
Income taxes	56,985	46,761	46,933
Stock issued in connection with stock-based compensation plans	6,176	4,284	5,567
Accounts receivable converted to long-term notes receivable	–	–	6,439

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
Balance as of October 31, 2003	$48,778	$415,563	$(12,818)	$451,523
Cash dividends paid on common stock	(32)	(5,807)	–	(5,839)
Issuance of 1,560,128 shares under stock-based compensation plans	1,560	25,701	–	27,261
Contribution of stock to a deferred compensation trust	–	3,496	–	3,496
Purchase of 5,270,814 shares of common stock	(5,270)	(164,551)	–	(169,821)
Excess tax benefits from stock options	–	9,857	–	9,857
Minimum pension liability adjustment, net of tax	–	–	156	156	$156
Foreign currency translation adjustments	–	–	771	771	771
Unrealized gain on derivative instruments, net of tax	–	–	749	749	749
Net earnings	–	102,666	–	102,666	102,666
Total comprehensive income					$104,342
Balance as of October 31, 2004	$45,036	$386,925	$(11,142)	$420,819
Cash dividends paid on common stock	–	(10,755)	–	(10,755)
Issuance of 784,610 shares under stock-based compensation plans	785	13,374	–	14,159
Contribution of stock to a deferred compensation trust	–	3,151	–	3,151
Purchase of 3,922,805 shares of common stock	(3,922)	(153,050)	–	(156,972)
Excess tax benefits from stock options	–	5,989	–	5,989
Minimum pension liability adjustment, net of tax	–	–	(43)	(43)	$(43)
Foreign currency translation adjustments	–	–	(2,395)	(2,395)	(2,395)
Unrealized gain on derivative instruments, net of tax	–	–	1,999	1,999	1,999
Net earnings	–	114,082	–	114,082	114,082
Total comprehensive income					$113,643
Balance as of October 31, 2005	$41,899	$359,716	$(11,581)	$390,034
Cash dividends paid on common stock	–	(15,421)	–	(15,421)
Issuance of 1,826,536 shares under stock-based compensation plans	1,826	10,940	–	12,766
Contribution of stock to a deferred compensation trust	–	4,185	–	4,185
Purchase of 3,369,285 shares of common stock	(3,369)	(143,174)	–	(146,543)
Excess tax benefits from stock options	–	13,131	–	13,131
Minimum pension liability adjustment, net of tax	–	–	2,077	2,077	$2,077
Foreign currency translation adjustments	–	–	2,798	2,798	2,798
Unrealized loss on derivative instruments, net of tax	–	–	(143)	(143)	(143)
Net earnings	–	129,145	–	129,145	129,145
Total comprehensive income					$133,877
Balance as of October 31, 2006	$40,356	$358,522	$(6,849)	$392,029

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company uses the equity method to account for investments over which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company’s share of the net earnings (losses) of these companies. The cost method is used to account for investments in companies that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. The reclassifications had no impact on operations as previously reported.

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

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories. The first-in, first-out (FIFO) method is used for other inventories, constituting approximately 35 percent and 32 percent of total inventories as of October 31, 2006 and 2005, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is based on the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production as well as planned and historical sales of the inventory.

During fiscal 2006, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $713,000 below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

Inventories as of October 31 were as follows:

(Dollars in thousands)	2006	2005
Raw materials and work in progress	$67,976	$61,824
Finished goods and service parts	229,137	231,772
	297,113	293,596
Less: LIFO reserve	40,860	40,011
Reserves for excess and obsolete inventory	17,709	18,238
Total	$238,544	$235,347

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally depreciated over 3 to 5 years using the straight-line method. Software and web site development costs are generally amortized over 2 to 5 years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2006, 2005, and 2004, the company capitalized $760,000, $408,000, and $446,000 of interest, respectively.

Property, plant, and equipment as of October 31 was as follows:

(Dollars in thousands)	2006	2005
Land and land improvements	$22,256	$22,445
Buildings and leasehold improvements	107,650	108,033
Equipment	410,433	376,406
Subtotal	540,339	506,884
Less: accumulated depreciation	374,016	339,607
Total property, plant, and equipment, net	$166,323	$167,277

During fiscal years 2006, 2005, and 2004, the company recorded depreciation expense of $41,219,000, $41,579,000, and $34,959,000, respectively.

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

Impairment of Long-Lived and Intangible Assets

The company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value. Based on the company’s annual analysis during fiscal 2006, no long-lived assets, goodwill, or other intangible assets were deemed impaired.

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The amount of the liability is based upon the historical relationship of warranty claims to sales by product line and major rework campaigns. The changes in warranty reserves were as follows:

(Dollars in thousands) Fiscal years ended October 31	2006	2005
Beginning Balance	$61,385	$60,988
Warranty provisions	41,997	40,494
Warranty claims	(41,700)	(39,984)
Changes in estimates	3,553	(113)
Ending Balance	$65,235	$61,385

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

Derivatives

Derivatives, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions and forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders’ equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other income, net in the consolidated statements of earnings.

Foreign Currency Translation and Transactions

The functional currency of the company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the consolidated statements of earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company has reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Revenue Recognition

Toro recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. The company sells some of its products on consignment to a key retailer. Toro recognizes revenue for these consignment transactions when the product is shipped from the retailers’ distribution centers to their stores. A provision is made at the time the related revenue is recognized for estimated product returns, cost of product warranties, floor plan costs, rebates, and other sales promotional expenses.

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

Revenue earned from service and maintenance contracts is recognized ratably over the contractual period. Revenue from extended warranty programs is deferred at the time the contract is sold and amortized into net sales using the straight-line method over the extended warranty period. Freight revenue billed to customers is also included in net sales.

Sales Promotions and Incentives

At the time of sale, the company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is either classified as a reduction of net sales or as a component of selling, general, and administrative expense.

Cost of Sales

Cost of sales primarily comprises direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense, and direct overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, obsolescence expense, cost of services provided, and cash discounts on payments to vendors.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily comprises payroll and benefit costs, occupancy and operating costs of distribution and corporate facilities, warranty expense, depreciation and amortization expense on non-manufacturing assets, advertising and marketing expenses, selling expenses, engineering and research costs, information systems costs, incentive and profit sharing expense, and other miscellaneous administrative costs, such as legal costs for internal and outside services that are expensed as incurred.

Cost of Financing Distributor/Dealer Inventory

The company enters into inventory repurchase agreements with third party financing companies. The company has repurchased immaterial amounts of inventory from third party financing companies over the last three fiscal years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product. See Note 12 for additional information regarding the company’s repurchase arrangements.

Included in net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $13,952,000, $11,866,000, and $10,521,000 for the fiscal years ended October 31, 2006, 2005, and 2004, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $44,134,000, $42,827,000, and $38,115,000 for the fiscal years ended October 31, 2006, 2005, and 2004, respectively.

Stock-Based Compensation

Effective November 1, 2004, the company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment.” The company adopted the provisions of SFAS No. 123R using the modified prospective application, which applies to new awards granted, unvested awards as of the date of adoption, and to awards modified, repurchased, or cancelled after the date of adoption. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions. SFAS No. 123R requires measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant. The company’s stock-based compensation awards include performance shares issued to key employees that are contingent on the achievement of performance goals of the company as well as non-qualified options. See Note 9 for additional information regarding stock-based compensation plans.

The company had previously accounted for these stock-based compensation awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and related Interpretations. This method defined the cost for stock-based awards as the excess of the stock’s market value at the time of grant over the amount that the employee is required to pay. Since the company’s stock option awards were granted based on the underlying stock’s market value as of the date of grant, no compensation expense was recognized under the provisions of APB No. 25. However, the change in value of the performance shares (based on the change in Toro’s stock price) was recognized in the consolidated financial statements and the cost of the award was expensed over the vesting period under the provisions of APB No. 25. Had stock-based compensation costs been recorded at fair value consistent with the provisions of SFAS No. 123R, fiscal 2004 net earnings would have been $104.9 million, net earnings per basic share would have been $2.15, and net earnings per diluted share would have been $2.07.

Net Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares. Diluted net earnings per share is similar to basic net earnings per share except that the weighted-average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, contingently issuable shares, and non-vested restricted shares.

Reconciliations of basic and dilutive weighted-average shares of common stock are as follows:

BASIC
(Shares in thousands) Fiscal years ended October 31	2006	2005	2004
Weighted-average number of shares of common stock	42,848	44,679	48,706
Assumed issuance of contingent shares	39	35	22
Weighted-average number of shares of common stock and assumed issuance of contingent shares	42,887	44,714	48,728

DILUTIVE
(Shares in thousands) Fiscal years ended October 31	2006	2005	2004
Weighted-average number of shares of common stock and assumed issuance of contingent shares	42,887	44,714	48,728
Effect of dilutive securities	1,457	1,825	2,038
Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	44,344	46,539	50,766

Cash Flow Presentation

The consolidated statements of cash flows are prepared using the indirect method, which reconciles net earnings to cash flow from operating activities. The necessary adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net earnings. The adjustments also remove from operating activities cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash paid for acquisitions is classified as investing activities.

Statement of Stockholders’ Equity Information

Components of accumulated other comprehensive loss as of October 31 were as follows:

(Dollars in thousands)	2006	2005	2004
Foreign currency translation adjustment	$7,044	$9,842	$7,447
Minimum pension liability adjustment, net of tax	225	2,302	2,259
Unrealized (gain) loss on derivative instruments, net of tax	(420)	(563)	1,436
Total accumulated other comprehensive loss	$6,849	$11,581	$11,142

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. FASB Interpretation No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement are conditional on a future event. We adopted the provisions of FASB Interpretation No. 47 on November 1, 2005, as required, and the adoption of this Interpretation did not have a material impact to our fiscal 2006 consolidated results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted the provisions of SFAS No. 151 on November 1, 2005, as required. The adoption of SFAS No. 151 did not have a material impact on our consolidated results of operations and financial condition.

2	BUSINESS ACQUISITIONS AND DIVESTITURES

On February 8, 2005, the company completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited (Hayter). Hayter designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, with annual sales of approximately $50 million. The purchase price was $35.3 million, which was paid in cash, and included $31.0 million of current assets; $10.6 million of property, plant, and equipment; $7.2 million of intangible assets; and $13.5 million of assumed liabilities. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. See Note 4 entitled “Goodwill and Other Intangible Assets” for further details related to the acquired intangible assets.

During the first quarter of fiscal 2005, the company completed the sale of its southwestern-based distribution company. In fiscal 2004, the company made an equity investment in a start-up technology company that produces innovative irrigation controllers designed to conserve water usage. The company also acquired a southeastern-based U.S. distributing company during fiscal 2003, and subsequently sold it during fiscal 2004. These acquisitions, investment, and divestitures were not material to the company’s consolidated financial position and results of operations.

3	OTHER INCOME, NET

Other income (expense) is as follows:

(Dollars in thousands) Fiscal years ended October 31	2006	2005	2004
Interest income	$1,433	$1,519	$1,132
Gross finance charge revenue	2,557	2,991	3,266
Retail financing revenue	2,257	2,275	1,770
Royalty and licensing income	–	743	992
Foreign currency exchange rate gain (loss)	961	(791)	(1,198)
Loss on sale of businesses	–	(775)	(853)
Equity losses from investments	(1,559)	(1,468)	(781)
Litigation recovery (settlement)	862	65	(1,400)
Miscellaneous	1,039	720	603
Total	$7,550	$5,279	$3,531

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2006 and 2005 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2004	$68,996	$9,059	$78,055
Goodwill acquired	1,891	1,401	3,292
Translation adjustment	(86)	(64)	(150)
Balance as of October 31, 2005	$70,801	$10,396	$81,197
Translation adjustment	147	125	272
Balance as of October 31, 2006	$70,948	$10,521	$81,469

Other Intangible Assets – Total other intangible assets, net as of October 31, 2006 and 2005 were $5,225,000 and $5,452,000, respectively. During fiscal 2006 and 2005, the company recorded some amortizable intangible assets related to the acquisition of R & D Engineering in fiscal 2003. In addition, the company also has $2.7 million of non-amortizable intangible assets related to the Hayter brand name.

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) October 31, 2006	Gross Carrying Amount	Accumulated Amortization
Patents	$6,553	$(5,964)
Non-compete agreements	1,000	(885)
Customer-related	1,336	(234)
Other	2,363	(1,615)
Total	$11,252	$(8,698)

(Dollars in thousands) October 31, 2005	Gross Carrying Amount	Accumulated Amortization
Patents	$6,553	$(5,620)
Non-compete agreements	1,000	(821)
Customer-related	1,239	(93)
Other	2,000	(1,285)
Total	$10,792	$(7,819)

Amortization expense for intangible assets for the fiscal years ended October 31, 2006, 2005, and 2004 was $864,000, $770,000, and $653,000, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2007, $830,000; 2008, $595,000; 2009, $251,000; 2010, $175,000; 2011, $175,000; and after 2011, $528,000.

5	SHORT-TERM CAPITAL RESOURCES

The company has a $175.0 million unsecured senior five-year revolving credit facility, which expires in October 2010. We had no outstanding borrowings under this credit facility as of October 31, 2006 and 2005. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, the company’s non-U.S. operations and a domestic subsidiary maintain unsecured short-term lines of credit of $16.9 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $320,000 and $325,000 outstanding as of October 31, 2006 and 2005, respectively, under these lines of credit. The weighted-average interest rate on short-term debt outstanding as of October 31, 2006 and 2005 was 6.15 percent and 4.65 percent, respectively. The company was in compliance with all covenants related to the several lines of credit described above as of October 31, 2006.

6	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

(Dollars in thousands)	2006	2005
7.125% Notes, due June 15, 2007	$75,000	$75,000
7.800% Debentures, due June 15, 2027	100,000	100,000
Other	–	46
	175,000	175,046
Less current portion	–	46
Long-term debt, less current portion	$175,000	$175,000

The company has $75 million of notes due on June 15, 2007 that are classified as long-term debt as the company is in the process of evaluating several alternatives for replacing this debt, including refinancing the obligation on a long-term basis using funds available under the company’s current credit facilities. The company believes it will obtain cost effective financing in advance of the repayment of the $75 million notes due June 15, 2007.

In connection with the issuance in June 1997 of the $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.

Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2007, $75,000,000; 2008, $0; 2009, $0; 2010, $0; 2011, $0; and after 2011, $100,000,000.

7	STOCKHOLDERS’ EQUITY

Stock repurchase program – In March 2004, the company’s Board of Directors authorized the repurchase of 1,000,000 shares of the company’s common stock. In May 2004, the Board of Directors authorized an additional 2,000,000 shares for repurchase. In September 2004, the Board of Directors authorized an additional 1,000,000 shares for repurchase, which was doubled to 2,000,000 shares as a result of a two-for-one stock split effective March 28, 2005. In July 2005, the Board of Directors authorized the repurchase of an additional 2,000,000 shares. In July 2006, the Board of Directors authorized the repurchase of an additional 3,000,000 shares. During fiscal 2006, 2005, and 2004, the company paid $146.5 million, $157.0 million, and $169.8 million to repurchase an aggregate of 3,369,285 shares, 3,922,805 shares, and 5,270,814 shares, respectively. As of October 31, 2006, 1,476,904 shares remained authorized for repurchase.

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

All references to the number of shares of common stock and per share of common stock amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

8	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company’s consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Benefits from export incentives	(1.3)	(1.7)	(1.6)
Domestic manufacturer’s deduction	(0.5)	–	–
State and local income taxes, net of federal income tax benefit	1.4	1.0	1.2
Effect of foreign source income	(0.8)	(0.3)	(1.9)
Other, net	(0.8)	(1.0)	0.3
Consolidated effective tax rate	33.0%	33.0%	33.0%

Components of the provision for income taxes were as follows:

(Dollars in thousands) Fiscal years ended October 31	2006	2005	2004
Provision for income taxes:
Current –
Federal	$57,285	$58,420	$47,095
State	4,115	3,329	3,200
Non-U.S.	3,262	1,209	1,287
Current provision	$64,662	$62,958	$51,582
Deferred –
Federal	$ (523)	$(5,953)	$ (106)
State	175	(671)	(304)
Non-U.S.	(705)	(144)	(605)
Deferred provision	(1,053)	(6,768)	(1,015)
Total provision for income taxes	$63,609	$56,190	$50,567

The company has net operating loss carryforwards of approximately $0.6 million in foreign jurisdictions with unlimited expiration.

Earnings before income taxes were as follows:

(Dollars in thousands) Fiscal years ended October 31	2006	2005	2004
Earnings before income taxes:
U.S.	$180,734	$165,536	$142,982
Non-U.S.	12,020	4,736	10,251
Total	$192,754	$170,272	$153,233

During the fiscal years ended October 31, 2006, 2005, and 2004, respectively, $13,131,000, $5,989,000, and $9,857,000 was added to stockholders’ equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

The tax effects of temporary differences that give rise to the net deferred income tax assets (liabilities) are presented below:

(Dollars in thousands) October 31	2006	2005
Deferred Tax Assets:
Allowance for doubtful accounts	$ 1,688	$ 2,033
Inventory items	744	2,209
Warranty reserves and other accruals	30,053	25,559
Employee benefits	18,885	22,240
Depreciation	1,862	–
Other	7,386	6,517
Net deferred tax assets	$60,618	$58,558
Deferred Tax Liabilities:
Depreciation	$ –	$ (872)
Net deferred tax liabilities	$ –	$ (872)

As of October 31, 2006, the company had approximately $16.1 million of accumulated undistributed earnings of subsidiaries outside of the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

9	STOCK-BASED COMPENSATION PLANS

Under the company’s stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to the fair market value of the company’s common stock on the date the option was granted. A majority of these awards are non-qualified options, and for certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2006 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense is recognized for these awards over the vesting period. The number of unissued shares of common stock available for future grants under the company’s stock-based compensation plans was 949,469 as of October 31, 2006.

In 1999, the company’s stockholders approved a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, key employees are granted the right to receive shares of common stock or deferred common stock units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals, and vest over a three-year period. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. The number of unissued shares of common stock available for future grants under the company’s Performance Share Plan was 1,043,885 as of October 31, 2006.

A summary of activity under the plans previously described is presented below:

(Dollars in thousands, except per share data)	Options Outstanding	Price[1]	Life[2]	Aggregate Intrinsic Value	Performance Shares Potentially Issuable
Fiscal 2004
Outstanding as of the beginning of the year	4,476,120	$10.65	5.1	$63,561	1,426,000
Granted	665,600	24.23			281,200
Exercised/earned	(1,466,906)	9.63			(230,404)
Cancelled/forfeited	-	-			(275,996)
Outstanding as of October 31, 2004	3,674,814	$13.52	5.2	$75,729	1,200,800
Exercisable as of October 31, 2004	3,338,414	$12.46	4.9	$72,335	-

Fiscal 2005
Outstanding as of the beginning of the year	3,674,814	$13.52	5.2	$75,729	1,200,800
Granted	468,880	37.76			160,800
Exercised/earned	(688,362)	11.57			(357,532)
Cancelled/forfeited	(6,320)	18.91			(135,268)
Outstanding as of October 31, 2005	3,449,012	$17.06	4.8	$67,099	868,800
Exercisable as of October 31, 2005	2,759,927	$13.16	4.4	$64,445	-

Fiscal 2006
Outstanding as of the beginning of the year	3,449,012	$17.06	4.8	$67,099	868,800
Granted	453,855	36.87			138,000
Exercised/earned	(837,759)	12.37			(382,625)
Cancelled/forfeited	(52,209)	40.03			(44,175)
Outstanding as of October 31, 2006	3,012,899	$21.48	4.7	$65,334	580,000
Exercisable as of October 31, 2006	2,110,772	$14.88	4.2	$59,690	-

1    Weighted-average exercise price

2    Weighted-average contractual life in years

Total stock-based compensation expense for these plans was $6,269,000 and $9,145,000 for the fiscal years ended October 31, 2006 and 2005, respectively. Prior to fiscal 2005, the company recognized stock-based compensation expense under the provisions of APB No. 25, which totaled $16,027,000 for the fiscal year ended October 31, 2004. The total intrinsic value of options (the amount by which the stock price exceeded the strike price of the option on the date of exercise) that were exercised during the fiscal years ended October 31, 2006, 2005, and 2004 was $37.5 million, $20.7 million, and $30.8 million, respectively.

The table below presents the nonvested options and performance share awards as of October 31, 2006, and changes during the fiscal year ended October 31, 2006:

Options and shares	Stock Options	Weighted- Average Fair Value at date of grant	Performance Shares	Weighted- Average Fair Value at date of grant
Nonvested as of November 1, 2005	689,085	$10.86	868,800	$22.60
Granted	453,855	10.97	138,000	41.44
Vested/earned	(188,604)	11.90	(382,625)	16.14
Forfeited/cancelled	(52,209)	11.90	(44,175)	16.14
Nonvested as of October 31, 2006	902,127	$10.64	580,000	$31.84

As of October 31, 2006, there was $1,678,000 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of October 31, 2006, there was $2,339,000 of total unrecognized compensation expense related to non-vested performance share compensation arrangements granted under the company’s plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table illustrates the valuation of stock-based compensation in the following fiscal years.

Fiscal years ended October 31	2006	2005	2004
Stock option valuation assumptions:
Expected life of option in years	2.5-6.5	3-7	3-9
Expected volatility	25.3% – 27.0%	25.9% – 30.4%	27.6% – 27.8%
Weighted-average volatility	26.13%	28.04%	27.72%
Risk-free rate	4.40% – 4.53%	3.22% – 4.04%	2.04% – 4.10%
Expected dividend yield	0.65% – 0.70%	0.18% – 0.25%	0.26% – 0.39%
Weighted-average dividend yield	0.67%	0.22%	0.32%
Grant date weighted-average fair value of stock options	$ 10.94	$ 11.14	$ 7.69
Performance share grant date fair value	$ 41.44	$ 37.02	$ 24.16

On July 31, 1995, the company issued 68,968 shares of restricted stock and 68,968 performance units to the Chief Executive Officer under the terms of The Toro Company Chief Executive Officer Succession Incentive Award Agreement, which was approved by the company’s stockholders in 1994. The value of each performance unit is equal to the fair market value of a share of common stock. The restricted stock and performance units vest based upon achievement of specified succession planning goals. For each of the fiscal years ended October 31, 2000 and 1999, 10,480 shares and 10,480 performance units vested. During fiscal 2005, the remaining 48,908 restricted shares and 48,908 performance units vested due to the completion of the succession planning goals. Compensation expense related to this plan was $372,000, $167,000, and $1,102,000 for the fiscal years ended October 31, 2006, 2005, and 2004, respectively.

10	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $15,150,000, $14,780,000, and $14,200,000 for the fiscal years ended October 31, 2006, 2005, and 2004, respectively.

The company also sponsors a plan that provides health-care benefits to eligible employees upon retirement, up to age 65. The health-care benefit plan is contributory, with retiree contributions based on active employee participation rates. The company funds these benefits for retirees on an annual basis. The company uses fiscal year end as the measurement date for this plan.

Reconciliation of the funded status of this plan is as follows:

(Dollars in thousands) Fiscal years ended October 31	2006	2005
Projected Benefit Obligation
Beginning obligations	$9,172	$9,160
Service cost	381	525
Interest cost	510	511
Actuarial gain	(626)	(633)
Benefits paid	(523)	(391)
Ending Obligations	$8,914	$9,172
Funded Status of Plan	$(8,914)	$(9,172)
Unrecognized prior service cost	(1,594)	(1,788)
Unrecognized actuarial loss	4,247	5,148
Net Amount Recognized	$(6,261)	$(5,812)

The company amended its health-care benefit plan as of the end of fiscal 2004 to reduce benefits offered to certain eligible employees over a transition period.

Assumptions used in calculations are:

Fiscal years ended October 31	2006	2005
Discount rate used to determine year end obligation	5.75%	5.75%
Discount rate used to determine fiscal year expense	5.75%	5.75%
Annual increase in cost of benefits	10.0%	10.0%

The annual increase in cost of postretirement benefits is assumed to decrease gradually in future years, reaching an ultimate rate of 5 percent in fiscal 2012.

Components of net benefit cost each fiscal year are as follows:

(Dollars in thousands) Fiscal years ended October 31	2006	2005	2004
Service cost	$381	$ 525	$ 950
Interest cost	510	511	871
Prior service cost	(194)	(193)	-
Amortization of losses	275	333	712
Net expense	$972	$1,176	$2,533

Assumed trend rates for health-care costs have an important effect on the amounts reported for postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point, the postretirement benefit obligation as of October 31, 2006 would increase by $743,000. If the health-care cost trend rate decreased by 1 percentage point, the postretirement benefit obligation as of October 31, 2006 would decrease by $664,000.

The benefits expected to be paid by the company in each fiscal year from fiscal years 2007-2011 are $628,000, $641,000, $535,000, $633,000, and $807,000, respectively. The aggregate benefits expected to be paid by the company in the five fiscal years from 2012-2016 are $4,863,000. The expected benefits to be paid are based on the same assumptions used to measure the company’s benefit obligation as of October 31, 2006.

In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2006 and 2005 was $31,127,000 and $27,036,000, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2006 and 2005 was $3,144,000 and $2,707,000, respectively. The fair value of the plan assets as of October 31, 2006 and 2005 was $24,586,000 and $21,066,000, respectively. The net expense recognized in the consolidated financial statements for these plans was $846,000, $606,000, and $290,000 for the fiscal years ended October 31, 2006, 2005, and 2004, respectively.

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

The residential segment consists of walk power mowers, riding mowers and tractors, snow throwers, homeowner-installed irrigation systems, replacement parts, and electrical home solutions products, including trimmers, blowers, and blower-vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers, as well as over the Internet.

Effective the beginning of fiscal 2005, the company combined the distribution segment with the other segment because the net sales and total assets of the company-owned distributorships that comprised the former distribution segment no longer met the quantitative thresholds for separate reporting as an operating segment for all periods presented.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional and residential business segment results based on earnings from operations plus other income, net. The other segment operating loss includes earnings (loss) from domestic wholly owned distribution company operations, corporate activities, other income, and interest expense. The business segment’s operating profits or losses include direct costs incurred at the segment’s operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

The following table shows summarized financial information concerning the company’s reportable segments:

(Dollars in thousands) Fiscal years ended October 31	Professional	Residential	Other	Total
2006
Net sales	$1,224,775	$566,641	$44,575	$1,835,991
Intersegment gross sales	48,439	7,835	(56,274)	–
Earnings (loss) before income taxes	227,692	34,094	(69,032)	192,754
Total assets	457,861	177,959	286,163	921,983
Capital expenditures	18,556	14,399	6,930	39,885
Depreciation and amortization	19,701	12,078	10,785	42,564
2005
Net sales	$1,145,361	$583,291	$50,735	$1,779,387
Intersegment gross sales	50,709	8,043	(58,752)	–
Earnings (loss) before income taxes	207,398	50,160	(87,286)	170,272
Total assets	452,274	190,902	273,561	916,737
Capital expenditures	24,259	6,067	7,106	37,432
Depreciation and amortization	21,272	11,454	10,103	42,829
2004
Net sales	$1,028,941	$554,334	$69,233	$1,652,508
Intersegment gross sales	89,893	8,999	(98,892)	–
Earnings (loss) before income taxes	173,111	61,777	(81,655)	153,233
Total assets	413,841	187,860	330,399	932,100
Capital expenditures	25,772	5,802	9,238	40,812
Depreciation and amortization	17,641	8,027	10,425	36,093

The following table presents the details of the other segment operating loss before income taxes:

(Dollars in thousands) Fiscal years ended October 31	2006	2005	2004
Corporate expenses	$(78,247)	$(90,713)	$(96,062)
Interest expense	(17,672)	(17,733)	(15,523)
Finance charge revenue	2,557	2,991	3,266
Elimination of corporate financing expense	17,657	17,998	16,005
Other	6,673	171	10,659
Total	$(69,032)	$(87,286)	$(81,655)

The following table presents net sales for groups of similar products and services:

(Dollars in thousands) Fiscal years ended October 31	2006	2005	2004
Irrigation	$373,823	$365,322	$356,470
Equipment	1,462,168	1,414,065	1,296,038
Total	$1,835,991	$1,779,387	$1,652,508

Sales to one customer accounted for 13 percent of consolidated net sales in fiscal 2006, 2005, and 2004.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consists of goodwill, intangible assets, and net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from United States plant facilities.

(Dollars in thousands) Fiscal years ended October 31	United States	Foreign Countries	Total
2006
Net sales	$1,339,998	$495,993	$1,835,991
Long-lived assets	213,896	39,121	253,017
2005
Net sales	$1,338,743	$440,644	$1,779,387
Long-lived assets	214,726	39,200	253,926
2004
Net sales	$1,311,148	$341,360	$1,652,508
Long-lived assets	219,313	25,607	244,920

12	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $19,448,000, $19,698,000, and $19,446,000 for the fiscal years ended October 31, 2006, 2005, and 2004, respectively. As of October 31, 2006, future minimum lease payments under noncancelable operating leases amounted to $30,700,000 as follows: 2007, $11,879,000; 2008, $9,290,000; 2009, $5,053,000; 2010, $2,482,000; 2011, $1,207,000; and after 2011, $789,000.

Customer Financing

Wholesale Financing – Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor. Third party financing companies purchased $451,019,000 of receivables of the company’s financed products during fiscal 2006. The outstanding receivable balance owed from the company’s distributors and dealers to third party financing companies was $189,055,000 on October 31, 2006. The company’s maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $550,000 as of October 31, 2006. Toro also enters into limited inventory repurchase agreements with third party financing companies. As of October 31, 2006, the company was contingently liable to repurchase up to $3,500,000 of inventory related to receivables under these financing arrangements. Toro has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

End-User Financing – The company has agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers in North America and Europe. Under the terms of the agreements, the company could be contingently liable for a portion of the credit collection and residual realization risk on the underlying equipment for leasing transactions. The company’s maximum exposure for credit collection and residual value as of October 31, 2006 was $15,202,000. The company has established a reserve for the estimated exposure related to the programs, which was $2,310,000 and $2,901,000 as of October 31, 2006 and 2005, respectively.

In fiscal 2005, the company entered into an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10.0 million at any time. As of October 31, 2006, the company sold $1.3 million of receivables and notes under the terms of this agreement.

In the normal course of business, the company has arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, Toro’s wholly-owned subsidiaries also guarantee the residual value at the end of leases with third party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2006 and 2005 was $3,962,000 and $2,990,000, respectively.

Purchase Commitments

As of October 31, 2006, the company had $3,586,000 of purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2006 and 2005, the company had $11,655,000 and $10,080,000, respectively, in outstanding letters of credit.

Customs Duties

The company is liable for customs duties for certain products that are imported and exported between countries. The company has determined that it has a potential liability for unpaid customs duties on certain products. The company accrued an estimate of this liability during the fourth quarter of fiscal 2006, which was when it became aware of the issue, and the company is currently working to resolve the matter with the appropriate governmental officials. Although the ultimate resolution of this matter could potentially be different than the original estimate, the matter is not expected to have a material impact on the consolidated operating results or financial position of the company.

Litigation

In the ordinary course of business, the company may become liable with respect to pending and threatened litigation, tax, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management does not expect that these matters will have a material adverse effect on the consolidated operating results or financial position of the company.

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

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts and MTD Products Inc. has filed cross claims against the non-settling defendants. A court hearing on the defendants’ motions to dismiss and the plaintiffs’ motion for preliminary approval of the settlement agreement and certification of a settlement class was held on August 29, 2006. As of December 22, 2006, the court has not yet ruled on these motions. On December 21, 2006, one of the defendants, American Honda Motor Company, notified us that it had reached an agreement of settlement with the plaintiffs. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on its annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

13	FINANCIAL INSTRUMENTS

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

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive loss and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss to sales or cost of sales. During fiscal 2006, 2005, and 2004, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $0.4 million, $3.0 million, and $7.1 million, respectively. The gain treated as a reduction to cost of sales for contracts to hedge inventory purchases was $0.1 million for fiscal 2006 and $1.3 million for fiscal 2005. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of October 31, 2006 and 2005 was $420,000 and $563,000, respectively.

The company also enters into other foreign currency exchange contracts to hedge intercompany financing transactions and other activities, which do not meet the hedge accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value of these instruments are recorded in other income, net.

Fair Value

Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, short-term debt, and accounts payable, carrying value is a reasonable estimate of fair value. The estimate of fair value for the company’s foreign currency contracts as of October 31, 2006 was a net liability of $361,000 and a net asset of $1,579,000 as of October 31, 2005.

As of October 31, 2006, the estimated fair value of long-term debt with fixed interest rates was $184,910,000 compared to its carrying value of $175,000,000. As of October 31, 2005, the estimated fair value of long-term debt with fixed interest rates was $191,503,000 compared to its carrying value of $175,046,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

14	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2006 and 2005 are as follows:

Fiscal year ended October 31, 2006 (Dollars in thousands, except per share data) Quarter	First	Second	Third	Fourth
Net sales	$369,640	$659,004	$477,861	$329,486
Gross profit	131,874	230,256	170,336	110,850
Net earnings	14,279	70,082	40,322	4,462
Basic net earnings per share[1]	0.33	1.62	0.94	0.11
Diluted net earnings per share[1]	0.32	1.56	0.91	0.10

Fiscal year ended October 31, 2005 (Dollars in thousands, except per share data) Quarter	First	Second	Third	Fourth
Net sales	$346,913	$628,441	$466,942	$337,091
Gross profit	121,663	216,643	163,261	113,799
Net earnings	11,176	61,958	34,377	6,572
Basic net earnings per share[1,2]	0.24	1.38	0.77	0.15
Diluted net earnings per share[1,2]	0.23	1.33	0.74	0.14

1    Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

2    Per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective March 28, 2005.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Toro and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. The company’s management report on internal control over financial reporting is included in this report in Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.” The report of KPMG LLP, the company’s independent registered public accounting firm, regarding management’s assessment of the company’s internal control over financial reporting and the effectiveness of the company’s internal control over financial reporting is included in this report in Item 8, under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.” There was no change in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers required by this item is incorporated by reference from “Executive Officers of the Registrant” in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions  “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors – Nominees for Election to Board of Directors”, “Election of Directors – Members of Board of Directors Continuing in Office”, and “Corporate Governance – Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers”, in the company’s 2007 proxy statement to be filed with the Securities and Exchange Commission.

During the fourth quarter of fiscal 2006, the company made no material changes to the procedures by which stockholders may recommend nominees to the board of directors, as described in the company’s most recent proxy statement. The company intends to satisfy disclosure requirements regarding its code of ethics, including amendments to or waivers from the code, by posting such information on the company’s web site at www.thetorocompany.com/corporategovernance.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions “Election of Directors – Board Compensation” and “Executive Compensation”  in the company’s 2007 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions “Stock Ownership” and “Executive Compensation – Equity Compensation Plan Information” in the company’s 2007 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS

Information required by this item is incorporated by reference to information to be contained under the caption “Election of Directors – Certain Relationships and Related Transactions”, in the company’s 2007 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions “Ratify Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees” and “Ratify Selection of Independent Registered Public Accounting Firm – Auditor Fees Pre-approval Policy” in the company’s 2007 proxy statement to be filed with the Securities and Exchange Commission.

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

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Item 8 of Part II:

•        Management’s Report on Internal Control over Financial Reporting.

•        Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

•        Report of Independent Registered Public Accounting Firm.

•        Consolidated Statements of Earnings for the fiscal years ended October 31, 2006, 2005, and 2004.

•        Consolidated Balance Sheets as of October 31, 2006 and 2005.

•        Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2006, 2005, and 2004.

•        Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2006, 2005, and 2004.

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

4(c)   Specimen form of The Toro Company Common Stock certificate.

4(d)   Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)   Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)   Certificate of Adjusted Purchase Price or Number of Shares dated April 12, 2005 filed by Registrant with Wells Fargo Bank, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A dated March 21, 2005, Commission File No. 1-8649).

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

10(d)   The Toro Company Performance Share Plan (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated February 16, 2006, Commission File No. 1-8649).*

10(e)   The Toro Company 2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2006).*

10(f)   The Toro Company Supplemental Benefit Plan (formerly The Toro Company Supplement Management Retirement Plan) (incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(g)   Amendment to The Toro Company Supplemental Benefit Plan (formerly The Toro Company Supplement Management Retirement Plan) (incorporated by reference to Exhibit 10(c) to

Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004).*

10(h)   Amendment No. 2 to The Toro Company Supplemental Benefit Plan effective as of October 16, 2006.*

10(i)   The Toro Company Deferred Compensation Plan (formerly The Toro Company Supplemental Retirement Plan) (incorporated by reference to Exhibit 10(j) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(j)   Amendment No. 1 to The Toro Company Deferred Compensation Plan effective as of October 16, 2006.*

10(k)   Post-Retirement Consulting and Noncompetition Agreement dated as of December 31, 2005 between The Toro Company and Kendrick B. Melrose (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated December 31, 2005, Commission File No. 1-8649).*

10(l)   The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002).*

10(m)   Amendment No. 1 to The Toro Company Deferred Compensation Plan for Officers effective as of October 16, 2006.*

10(n)   The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(o)   Amendment No. 1 to The Toro Company Deferred Compensation Plan for Non-Employee Directors effective as of October 16, 2006.*

10(p)   The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated September 20, 2005, Commission File No. 1-8649).*

10(q)   Form  of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated September 20, 2005, Commission File No. 1-8649).*

10(r)   Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated December 2, 2004, Commission File No. 1-8649).*

10(s)   Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).*

10(t)   Form of Performance Share Award Agreement (incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).*

10(u)   Indemnification Agreement with the members of the Board of Directors.*

10(v)   Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Banc of America Securities LLC (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10(w)   Amendment No. 1 to Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing Company, Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer.

10(x)   Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, Toro Hayter (Guernsey) Limited, Hayter Limited, and The Toro Company (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 8, 2005, Commission File No. 1-8649).

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

(b)   Exhibits

See Item 15(a)(3) above.

(c)   Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year
Fiscal year ended October 31, 2006
Allowance for doubtful accounts and notes receivable reserves	$2,349	$723	-	$233	$2,839
Fiscal year ended October 31, 2005
Allowance for doubtful accounts and notes receivable reserves	$2,195	$570	$147	$563	$2,349
Fiscal year ended October 31, 2004
Allowance for doubtful accounts and notes receivable reserves	$2,421	$698	-	$924	$2,195

1    Provision.

2    Addition, net due to acquisitions and divestitures.

3    Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Other[3]	Balance as of the end of the fiscal year
Fiscal year ended October 31, 2006
Accrued advertising and marketing programs	$48,367	$189,607	$187,850	$-	$50,124
Fiscal year ended October 31, 2005
Accrued advertising and marketing programs	$41,973	$174,106	$168,301	$589	$48,367
Fiscal year ended October 31, 2004
Accrued advertising and marketing programs	$38,107	$171,412	$167,546	-	$41,973

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

THE TORO COMPANY
(Registrant)
By	/s/ Stephen P. Wolfe	Dated: December 22, 2006
Stephen P. Wolfe
Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Hoffman	Chairman of the Board, President and	December 22, 2006
Michael J. Hoffman	Chief Executive Officer and Director (principal executive officer)
/s/ Stephen P. Wolfe	Vice President Finance and	December 22, 2006
Stephen P. Wolfe	Chief Financial Officer (principal financial officer)
/s/ Blake M. Grams	Managing Director, Corporate Controller	December 22, 2006
Blake M. Grams	(principal accounting officer)
/s/ Ronald O. Baukol	Director	December 22, 2006
Ronald O. Baukol
/s/ Robert C. Buhrmaster	Director	December 22, 2006
Robert C. Buhrmaster
/s/ Winslow H. Buxton	Director	December 22, 2006
Winslow H. Buxton
/s/ Janet K. Cooper	Director	December 22, 2006
Janet K. Cooper
/s/ Gary L. Ellis	Director	December 22, 2006
Gary L. Ellis
/s/ Katherine J. Harless	Director	December 22, 2006
Katherine J. Harless
/s/ Robert H. Nassau	Director	December 22, 2006
Robert H. Nassau
/s/ Gregg W. Steinhafel	Director	December 22, 2006
Gregg W. Steinhafel
/s/ Christopher A. Twomey	Director	December 22, 2006
Christopher A. Twomey