Form 10-Q
period 2007-02-02
TORO CO
filed 2007-03-13
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 2, 2007

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

Yes  ☐ No  ☒

The number of shares of Common Stock outstanding as of March 2, 2007 was 40,302,086.

THE TORO COMPANY

PART I.

Item 1.  FINANCIAL INFORMATION

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 2,	February 3,
	2007	2006
Net sales	$379,088	$369,640
Cost of sales	239,023	237,766
Gross profit	140,065	131,874
Selling, general, and administrative expense	112,281	107,205
Earnings from operations	27,784	24,669
Interest expense	(4,487)	(4,243)
Other income, net	2,391	886
Earnings before income taxes	25,688	21,312
Provision for income taxes	7,238	7,033
Net earnings	$18,450	$14,279

Basic net earnings per share of common stock	$0.45	$0.33

Diluted net earnings per share of common stock	$0.44	$0.32

Weighted-average number of shares of common stock outstanding— Basic	41,139	43,608

Weighted-average number of shares of common stock outstanding— Diluted	42,253	44,959

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	February 2,	February 3,	October 31,
	2007	2006	2006
ASSETS
Cash and cash equivalents	$30,051	$19,744	$55,523
Receivables, net	357,165	313,157	294,833
Inventories, net	307,415	295,687	238,544
Prepaid expenses and other current assets	14,905	18,049	9,437
Deferred income taxes	55,801	56,099	55,846
Total current assets	765,337	702,736	654,183

Property, plant, and equipment	552,886	514,232	540,339
Less accumulated depreciation	383,582	349,154	374,016
	169,304	165,078	166,323

Deferred income taxes	1,862	—	1,862
Other assets	10,477	12,036	10,011
Goodwill	81,571	81,208	81,469
Other intangible assets, net	5,885	5,249	5,225
Total assets	$1,034,436	$966,307	$919,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$75,000	$35	$—
Short-term debt	127,100	51,900	320
Accounts payable	106,881	95,213	89,673
Accrued liabilities	230,485	242,453	252,636
Total current liabilities	539,466	389,601	342,629

Long-term debt, less current portion	100,000	175,000	175,000
Deferred revenue and other long-term liabilities	9,142	10,295	9,415

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 40,224,629 shares as of February 2, 2007 (net of 13,807,591 treasury shares), 42,561,238 shares as of February 3, 2006 (net of 11,470,982 treasury shares), and 40,355,714 shares as of October 31, 2006 (net of 13,676,506 treasury shares)	40,225	42,561	40,356
Retained earnings	351,992	360,336	358,522
Accumulated other comprehensive loss	(6,389)	(11,486)	(6,849)
Total stockholders’ equity	385,828	391,411	392,029
Total liabilities and stockholders’ equity	$1,034,436	$966,307	$919,073

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	February 2,	February 3,
	2007	2006
Cash flows from operating activities:
Net earnings	$18,450	$14,279
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity losses from investments	59	359
Provision for depreciation and amortization	10,334	10,534
Gain on disposal of property, plant, and equipment	(46)	(29)
Stock-based compensation expense	1,944	2,510
Decrease in deferred income taxes	90	596
Changes in operating assets and liabilities:
Receivables, net	(62,588)	(17,599)
Inventories, net	(67,261)	(60,085)
Prepaid expenses and other assets	(5,737)	(2,270)
Accounts payable, accrued expenses, and deferred revenue	(6,099)	(1,623)
Net cash used in operating activities	(110,854)	(53,328)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(12,478)	(8,026)
Proceeds from disposal of property, plant, and equipment	47	126
(Increase) decrease in other assets	(754)	3,118
Acquisition, net of cash acquired	(1,088)	—
Net cash used in investing activities	(14,273)	(4,782)

Cash flows from financing activities:
Increase in short-term debt	126,780	51,575
Repayments of long-term debt	—	(11)
Excess tax benefits from stock-based awards	2,758	12,275
Proceeds from exercise of stock-based awards	4,145	4,101
Purchases of Toro common stock	(29,029)	(27,587)
Dividends paid on Toro common stock	(4,929)	(3,923)
Net cash provided by financing activities	99,725	36,430

Effect of exchange rates on cash	(70)	22

Net decrease in cash and cash equivalents	(25,472)	(21,658)
Cash and cash equivalents as of the beginning of the fiscal period	55,523	41,402
Cash and cash equivalents as of the end of the fiscal period	$30,051	$19,744

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

February 2, 2007

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the three months ended February 2, 2007 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2007. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006. The policies described in that report are used for preparing quarterly reports.

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

Acquisition

On January 19, 2007, the company completed the purchase of certain assets and assumed certain liabilities of Allen Hover Mower. Allen Hover Mower sells walk power mowers worldwide that are specifically designed to perform well on steep inclines for the golf course and grounds maintenance market, and has annual net sales of approximately $2 million.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	February 2,	February 3,
(Dollars in thousands)	2007	2006
Net earnings	$18,450	$14,279
Other comprehensive income (loss):
Cumulative translation adjustments	559	431
Unrealized loss on derivative instruments, net of taxes	(99)	(336)
Comprehensive income	$18,910	$14,374

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first quarter of fiscal 2007, option awards were granted with an exercise price equal to the market price of the company’s common stock as of the date of grant. For certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2007 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues Performance Shares to key employees. The company determines the fair value of these Performance Shares as of the date of grant and recognizes the expense over the vesting period. Total compensation expense for option awards and Performance Shares was $1.9 million for the first quarter of fiscal 2007 and $2.1 million for the first quarter of fiscal 2006.

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

Three Months Ended
	February 2, 2007	February 3, 2006
Expected life of option in years	3 - 6.5	2.5 - 6.5
Expected volatility	24.96% - 26.44%	25.26% - 26.96%
Weighted-average volatility	25.65%	26.12%
Risk-free interest rate	4.420% - 4.528%	4.399% - 4.526%
Expected dividend yield	0.78% - 0.90%	0.65% - 0.70%
Weighted-average dividend yield	0.84%	0.67%

The weighted-average fair value of options granted during the first quarters of fiscal 2007 and 2006 was $12.33 per share and $10.94 per share, respectively. The fair value of Performance Shares granted during the first quarters of fiscal 2007 and 2006 was $44.90 per share and $41.44 per share, respectively.

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

Inventories were as follows:

	February 2,	February 3,	October 31,
(Dollars in thousands)	2007	2006	2006
Raw materials and work in process	$74,894	$66,913	$67,976
Finished goods and service parts	292,264	287,289	229,137
	367,158	354,202	297,113
Less: LIFO	40,860	40,011	40,860
Other reserves	18,883	18,504	17,709
Total	$307,415	$295,687	$238,544

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding were as follows:

	February 2,	February 3,
(Shares in thousands)	2007	2006
Basic
Weighted-average number of shares of common stock	41,058	43,459
Assumed issuance of contingent shares	81	149
Weighted-average number of shares of common stock and assumed issuance of contingent shares	41,139	43,608
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	41,139	43,608
Effect of dilutive securities	1,114	1,351
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	42,253	44,959

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended February 2, 2007	Professional	Residential	Other	Total
Net sales	$272,142	$101,858	$5,088	$379,088
Intersegment gross sales	5,855	731	(6,586)	—
Earnings (loss) before income taxes	48,360	4,379	(27,051)	25,688
Total assets	524,931	261,158	248,347	1,034,436

Three months ended February 3, 2006	Professional	Residential	Other	Total
Net sales	$253,605	$108,185	$7,850	$369,640
Intersegment gross sales	7,590	670	(8,260)	—
Earnings (loss) before income taxes	41,660	5,149	(25,497)	21,312
Total assets	498,768	233,657	233,882	966,307

The following table presents the details of the other segment operating loss before income taxes:

	Three Months Ended
	February 2,	February 3,
(Dollars in thousands)	2007	2006
Corporate expenses	$(25,589)	$(25,257)
Finance charge revenue	621	701
Elimination of corporate financing expense	2,682	3,481
Interest expense, net	(4,487)	(4,243)
Other	(278)	(179)
Total	$(27,051)	$(25,497)

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2007 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2006	$70,948	$10,521	$81,469
Translation adjustment	59	43	102
Balance as of February 2, 2007	$71,007	$10,564	$81,571

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	February 2, 2007		October 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Patents	$6,554	$(6,050)	$6,553	$(5,964)
Non-compete agreements	1,000	(892)	1,000	(885)
Customer related	1,375	(275)	1,336	(234)
Other	3,156	(1,733)	2,363	(1,615)
Total	$12,085	$(8,950)	$11,252	$(8,698)

Total other intangible assets, net	$3,135		$2,554

Amortization expense for intangible assets during the first quarter of fiscal 2007 was $244,000. Estimated amortization expense for the remainder of fiscal 2007 and succeeding fiscal years is as follows: 2007 (remainder), $783,000; 2008, $859,000; 2009, $515,000; 2010, $241,000; 2011, $175,000; 2012, $175,000; and after 2012, $387,000.

The company also has $2.7 million of non-amortizable intangible assets related to the Hayter brand name.

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells extended warranty coverage on select products for a prescribed period after the original factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the three-month periods in fiscal 2007 and 2006 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance
February 2, 2007	$65,235	$8,542	$(9,516)	$(369)	$63,892
February 3, 2006	$61,385	$7,983	$(7,647)	$(884)	$60,837

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the postretirement health-care benefit plan:

	Three Months Ended
	February 2,	February 3,
(Dollars in thousands)	2007	2006
Service cost	$94	$95
Interest cost	124	128
Prior service cost	(48)	(48)
Amortization of losses	54	68
Net expense	$224	$243

As of February 2, 2007, approximately $125,000 of contributions had been made. The company presently expects to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2007, including contributions made through February 2, 2007.

         The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $5.7 million for the first quarter of fiscal 2007 and $4.1 million for the first quarter of fiscal 2006.

         During the first quarter of fiscal 2007, the company began to offer participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans, which amounted to $18 million. The fair value of the investment in the deferred compensation plans as of February 2, 2007 was $17.3 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

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

         The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges and are reported at fair value as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss until the hedged transaction occurs. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss into earnings. During the three months ended February 2, 2007, the amount of losses reclassified to earnings for such cash flow hedges was $0.2 million. For the three months ended February 2, 2007, the losses treated as a reduction to net sales for contracts to hedge trade sales were $0.4 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.2 million. As of February 2, 2007, the notional amount of such contracts outstanding was $73.6 million. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of February 2, 2007 was $0.3 million.

         The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities and are not designed as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.

Subsequent Event

In March 2007, we added a $75 million line of credit from a domestic bank to address seasonal cash needs.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts, and MTD Products Inc. has filed cross claims against the non-settling defendants. A court hearing on the defendants’ motions to dismiss and the plaintiffs’ motion for preliminary approval of the settlement agreement and certification of a settlement class was held on August 29, 2006. As of March 12, 2007, the court has not yet ruled on these motions. On December 21, 2006, another defendant, American Honda Motor Company, notified us that it had reached an agreement of settlement with the plaintiffs. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As we enter the first year of our “GrowLean” initiative, we expect to focus our efforts on revenue growth, profit improvement, and asset management, while maximizing our use of Lean methods to reduce costs and improve quality and efficiency in our manufacturing facilities and corporate offices. The goals of this initiative are to grow revenues at an average rate of 8 percent or more and achieve a consistent after-tax return on net sales of 7 percent or more over the three-year period ending October 31, 2009. We have added a long-term asset management goal that focuses on reducing average net working capital as a percent of net sales below 20 percent, or in the “teens.” We define average net working capital as accounts receivable plus inventory less trade payables.

RESULTS OF OPERATIONS

Overview

Our results for the first quarter of fiscal 2007 were positive with net sales growth of 2.6 percent and a net earnings growth rate of 29.2 percent compared to the first quarter of fiscal 2006. Strong international performance led the sales increase along with strong worldwide shipments of most professional segment products, which more than offset a decline in sales of both snow thrower and landscape contractor equipment products. Net earnings increased significantly, and as a percentage of net sales rose from 3.9 percent in the first quarter of fiscal 2006 to 4.9 percent in the first quarter of fiscal 2007. Higher gross margins, an increase in other income, and lower tax expense as a percent of earnings before income taxes contributed to the earnings improvement while higher selling, general, and administrative expenses somewhat hampered the net earnings growth rate. We also increased our first quarter cash dividend by 33 percent compared to the quarterly cash dividend paid in the first quarter of fiscal 2006.

Receivables as of the end of the first quarter of fiscal 2007 were up 14.1 percent compared to the first quarter of fiscal 2006 due primarily to the timing of shipments to later in the quarter and a higher proportion of international sales that have longer payment terms. Inventory was also up as of the end of the first quarter of fiscal 2007 by 4.0 percent compared to the first quarter of fiscal 2006. As part of our GrowLean initiative, additional emphasis will be placed on asset management.

Our fiscal 2007 first quarter results were solid, and we are optimistic that results for the full fiscal year of 2007 will end strong. However, as net sales and earnings for the first quarter of our fiscal year are typically lower than other quarters, the results of our first quarter are not necessarily an indicator of spring season sales trends, which are still ahead. We continue to keep a cautionary eye on the domestic and global economies, weather, field inventory levels, commodity prices, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the first quarter of fiscal 2007 were $18.5 million or $0.44 per diluted share compared to $14.3 million or $0.32 per diluted share for the first quarter of fiscal 2006, a net earnings increase of 29.2 percent. The primary factors contributing to this increase were higher sales volumes, an increase in gross margins, higher other income, and a decline in tax expense as a percent of earnings before income taxes, somewhat offset by higher selling, general, and administrative costs. In addition, first quarter of fiscal 2007 diluted net earnings per share were benefited by approximately $0.03 per share compared to the first quarter of fiscal 2006 as a result of reduced shares outstanding due to our continued Toro common stock repurchases during the past twelve months.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	February 2,	February 3,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(63.1)	(64.3)
Gross profit	36.9	35.7
Selling, general, and administrative expense	(29.6)	(29.0)
Interest expense	(1.2)	(1.1)
Other income, net	0.7	0.2
Provision for income taxes	(1.9)	(1.9)
Net earnings	4.9%	3.9%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2007 were up 2.6 percent compared to last fiscal year’s first quarter. Favorable currency rates accounted for over half of the sales growth for the quarter. International sales for the first quarter of fiscal 2007 were strong, increasing by 10.5 percent compared to the first quarter of fiscal 2006. Disregarding currency effects, international sales increased 5.6 percent. Professional segment products worldwide were strong as a result of continued demand in international markets, introduction of new products, and improved availability of some products. Residential segment net sales of riding and walk power mower products were also up for the first quarter comparison due mainly to the introduction of new products. However, worldwide sales of snow thrower products were down as a result of the lack of snow fall in key markets as of the end of the first quarter of fiscal 2007. In addition, worldwide sales of landscape contractor equipment products were down for the first quarter compared to last year’s first quarter due mainly to our customers’ efforts to reduce field inventory levels by ordering product closer to retail demand. Other segment net sales were also down for the first quarter compared to the prior year’s first quarter due to lower sales at a company-owned distributorship.

Gross Profit

Gross profit in dollars for the first quarter of fiscal 2007 increased 6.2 percent compared to the first quarter of fiscal 2006. As a percentage of net sales, gross profit for the first quarter of fiscal 2007 was 36.9 percent compared to 35.7 percent in the first quarter of fiscal 2006. The increase in gross profit as a percentage of net sales was the result of the following factors: (i) a greater percentage of professional segment sales that have higher gross margins; (ii) increased sales of higher-margin products; (iii) cost reduction efforts, including benefits from past and continuing profit improvement initiatives; and (iv) favorable foreign currency exchange rates compared to the U.S. dollar. Somewhat offsetting those positive factors were: (i) lower residential segment gross margins primarily attributable to higher sales of lower-margin products and (ii) higher commodity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) for the first quarter of fiscal 2007 increased by 4.7 percent compared to the same period last fiscal year. SG&A as a percentage of net sales increased to 29.6 percent in the first quarter of fiscal 2007 compared to 29.0 percent in the first quarter of fiscal 2006. Those increases in SG&A expense were primarily attributable to: (i) a retirement plan contribution to certain participants’ profit sharing accounts to correct an identified contribution shortfall; (ii) higher warranty expense due to special warranty modifications in the first quarter of fiscal 2007, whereas last year warranty expense was favorably impacted by a reimbursement received from a vendor for a special product modification; and (iii) an increase in marketing and service expense. Somewhat offsetting those increases was a reduction in self-insurance costs due to favorable claims experience.

Interest Expense

Interest expense for the first quarter of fiscal 2007 increased by 5.8 percent compared to the first quarter of fiscal 2006 due to higher average short-term debt.

Other Income, Net

Other income, net for the first quarter of fiscal 2007 was $2.4 million compared to $0.9 million for the same period last fiscal year, an increase of $1.5 million. The increase was due primarily to higher currency exchange rate gains, an increase in interest income, and lower equity investment losses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Provision for Income Taxes

The tax rate for the first quarter of fiscal 2007 was 28.2 percent compared to 33.0 percent in the first quarter of fiscal 2006. The decline was the result of the reinstatement of the federal research and development tax credit, which was somewhat offset by an increase in the effective tax rate due to the accelerated phase-out of benefits for foreign export incentives as compared to the phase-in benefit for the domestic manufacturing credit.

BUSINESS SEGMENTS

As described previously, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of company-owned distributorships in the United States, corporate activities, and financing functions. Operating earnings for each of our two business segments is defined as earnings from operations plus other income, net. Operating loss for our third “other” segment includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	February 2,	February 3,
(Dollars in thousands)	2007	2006	$ Change	% Change
Professional	$272,142	$253,605	$18,537	7.3%
Residential	101,858	108,185	(6,327)	(5.8)
Other	5,088	7,850	(2,762)	(35.2)
Total *	$379,088	$369,640	$9,448	2.6%

* Includes international sales of:	$132,613	$120,059	$12,554	10.5%

The following table summarizes operating earnings (loss) before income taxes by segment:

	Three Months Ended
	February 2,	February 3,
(Dollars in thousands)	2007	2006	$ Change	% Change
Professional	$48,360	$41,660	$6,700	16.1%
Residential	4,379	5,149	(770)	(15.0)
Other	(27,051)	(25,497)	(1,554)	(6.1)
Total	$25,688	$21,312	$4,376	20.5%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2007 were up 7.3 percent compared to the first quarter of fiscal 2006. This increase was primarily due to strong international sales, which were up 20.3 percent for the professional segment for the first quarter comparison, due to continued demand and growth in international markets, the success of new products introduced within the past two years, and improved availability of some products. Domestic sales of most professional segment products were also up due mainly to the introduction of new products and strong early season stocking orders from our customers in anticipation of strong retail demand during fiscal 2007. This resulted in higher field inventory levels for some product lines in this segment as of the end of the first quarter of fiscal 2007 compared to the end of the first quarter of fiscal 2006. However, worldwide sales of landscape contractor equipment were down for the first quarter comparison due mainly to our customers’ efforts to reduce field inventory levels by ordering product closer to retail demand.

Operating Earnings. Operating earnings for the professional segment were $48.4 million in the first quarter of fiscal 2007 compared to $41.7 million in the first quarter of fiscal 2006, an increase of 16.1 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 17.8 percent compared to 16.4 percent in the first quarter of fiscal 2006. This profit improvement was the result of higher gross margins in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to improved margins on some products; cost reduction efforts, including benefits from past and continuing profit improvement initiatives; select price increases; and favorable foreign currency exchange rates compared to the U.S dollar. Somewhat offsetting the operating earnings improvement was an increase in SG&A expense, primarily from higher warranty expense.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2007 were down by 5.8 percent compared to the first quarter of fiscal 2006. This decrease was primarily due to lower worldwide sales of snow thrower products as a result of the lack of snowfall in key markets as of the end of the first quarter of fiscal 2007. Somewhat offsetting the decline in snow thrower sales was an increase in sales of riding products due mainly to the introduction of new products. Sales of walk power mowers were also up due mainly to the introduction of new products, better availability of new products in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, and customers ordering product earlier than last year.

Operating Earnings. Operating earnings for the residential segment decreased 15.0 percent in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Expressed as a percentage of net sales, residential segment operating margins decreased to 4.3 percent compared to 4.8 percent in the first quarter of fiscal 2006. This decrease was due mainly to a decline in gross margins as a result of higher sales of lower-margin products. In addition, SG&A expense as a percentage of net sales increased due mainly to higher fixed costs over lower sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales decreased $2.8 million, or 35.2 percent, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, due to decreased sales at a company-owned distributorship.

Operating Losses. Operating losses for the other segment were up $1.6 million or 6.1 percent for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increased loss was due to a retirement plan contribution to certain participants’ profit sharing accounts to correct an identified contribution shortfall and an increase in operating losses at the company-owned distributorships, somewhat offset by lower administrative expenses and an increase in other income discussed previously.

FINANCIAL POSITION

Working Capital

Receivables as of the end of the first quarter of fiscal 2007 were up 14.1 percent compared to the first quarter of fiscal 2006. This increase was due primarily to the timing of shipments to later in the quarter and a higher proportion of international sales that have longer payment terms. Our average days sales outstanding for receivables improved to 73 days based on sales for the last twelve months ended February 2, 2007, compared to 76 days for the twelve months ended February 3, 2006. Inventory was up as of the end of the first quarter of fiscal 2007 by 4.0 percent compared to the first quarter of fiscal 2006. Average working capital for the first three months of fiscal 2007 was $267.4 million compared to $306.5 million for the first three months of fiscal 2006, a decrease of 12.8 percent. This decrease was due to higher average short-term debt and the classification of the $75 million notes due in June 2007 as current portion of long-term debt, somewhat offset by higher average receivables and inventory levels. Average receivables for the first three months of fiscal 2007 increased by 3.3 percent compared to the first three months of fiscal 2006 on a sales increase of 2.6 percent. Average inventory levels increased by 8.8 percent for the first three months of fiscal 2007 compared to the first three months of fiscal 2006, and average inventory turnover declined slightly by 1.3 percent for the twelve months ended February 2, 2007 compared to the twelve months ended February 3, 2006.

     As part of our GrowLean initiative, additional emphasis will be placed on asset management, with a focus on ensuring strong profitability of our products and services all the way through retail; minimizing the amount of working capital in the supply chain; and maintaining or improving fill rates and service levels to end users. Our long-term goal is to reduce average net working capital (accounts receivable plus inventory minus trade payables) as a percent of net sales below 20 percent, or in the “teens.” The average net working capital for the twelve months ended February 2, 2007 was 29.7 percent.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our operating requirements. We believe that the funds available through existing or anticipated financing arrangements and forecasted cash flows, will be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures, investments, acquisitions, debt repayments, dividend payments, and stock repurchases for at least the next twelve months.

     As of February 2, 2007, we have $75 million of notes due on June 15, 2007 that are classified as current portion of long-term debt. We are in the process of replacing this debt on a long-term basis. However, since we did not have the capacity to refinance the $75 million notes under our credit agreements as of February 2, 2007, the $75 million notes were classified as current portion of long-term debt. We believe we will obtain cost effective financing in advance of the repayment date for the notes.

     Our Board of Directors approved a cash dividend of $0.12 per share for the first quarter of fiscal 2007 paid on January 12, 2007, which was an increase over our cash dividend of $0.09 per share for the first quarter of fiscal 2006.

Cash Flow. Our first fiscal quarter historically uses more operating cash than other quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2007 was $57.6 million higher than the first three months of fiscal 2006 due primarily to a higher increase in receivables and inventory levels, somewhat offset by a higher level of accounts payable and net earnings for the first three months of fiscal 2007 compared to the first three months of fiscal 2006. Cash used in investing activities was higher by $9.5 million compared to the first quarter of fiscal 2006, due mainly to an increase of purchases of property, plant, and equipment in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 as well as cash received last year for payments of note receivables. Cash provided by financing activities was higher by $63.3 million compared to the first quarter of fiscal 2006. This increase was due mainly to an increase in short-term debt, as previously discussed, and lower tax benefits from stock-based awards in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility. During the first quarter of fiscal 2007, we amended our credit agreement to extend the maturity date of the facility from October 2010 to January 2012. In March 2007, we also added a $75 million line of credit from a domestic bank to address seasonal cash needs. Interest expense on these credit lines is determined based on a LIBOR rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $17 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $61.1 million in the first quarter of fiscal 2007 compared to $37.0 million in the first quarter of fiscal 2006, an increase of 65.0 percent. This increase was due to funding a majority of our deferred compensation plans and additional working capital requirements as a result of higher receivable and inventory levels in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. As of February 2, 2007, we had $65.1 million of unutilized availability under our credit agreements.

     Significant financial covenants in our credit agreements are interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of February 2, 2007, and expect to be in compliance with all covenants during fiscal 2007. If we were out of compliance with any covenant required by our credit agreements, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements would increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the first quarter of fiscal 2007 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Inflation

We are subject to the effects of inflation and changing prices. In the first quarter of fiscal 2007, average prices paid for most commodities were slightly higher compared to the first quarter of fiscal 2006, which resulted in a slight negative impact on our gross profit and net earnings. We expect average commodity prices to remain relatively stable for the remainder of fiscal 2007. We will continue to attempt to mitigate the impact of commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts, introduce moderate price increases on some products, and vendor negotiations.

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

     Our significant accounting policies are described in Note 1 to the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

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

Sales Promotions and Incentives. At the time of sale to a customer, we record an estimate for sales promotion and incentive costs, which are classified as a reduction from gross sales or as a component of selling, general, and administrative expense. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, floor planning, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if the customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

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

     In August 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We will adopt the provisions of this Staff Position as of November 1, 2007, as required. We are currently evaluating the requirements of Staff Position No. AUG AIR-1 and do not expect that the adoption of this Staff Position will have a material impact on our consolidated results of operations or financial condition.

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

Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•            Changes in economic conditions in the United States and around the world, including but not limited to worldwide economic growth rates; slow downs or reductions in home ownership, construction, and home sales; consumer spending levels; employment rates; interest rates; inflation; and consumer confidence in the United States and the foreign countries in which we conduct business.

•            Weather conditions may reduce demand for some of our products and adversely affect our net sales.

•            Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

•            Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, growth of homeowners who outsource lawn care, the amount of investment in golf course renovations and improvements, new golf course development, and the amount of government spending.

•            Our residential segment net sales are dependent upon the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

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

•            We manufacture and purchase our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing and move production between manufacturing facilities could adversely affect our business and operating results.

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

•            If we are unable to retain our key employees, and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as natural disasters that may result in shortages of raw materials, higher fuel costs, and an increase in insurance premiums; financial viability of some distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recent filed Annual Report on Form 10-K.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in our net earnings and cash flows. See further discussions on these market risks below.

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposures are with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

     We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three months ended February 2, 2007, the amount of losses reclassified to earnings for such cash flow hedges was $0.2 million. For the three months ended February 2, 2007, the losses treated as a reduction to net sales for contracts to hedge trade sales were $0.4 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.2 million.

     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2007. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net for the three months ended February 2, 2007 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Canadian dollar	0.9007	$5,133.9	$282.4	$26.2
Buy US dollar/Sell Australian dollar	0.7694	41,834.4	(298.7)	(161.7)
Buy US dollar/Sell Euro	1.3067	81,671.3	(91.0)	17.1
Buy US dollar/Sell British pound	1.9645	25,734.3	—	31.2
Buy Mexican peso/Sell U.S. dollar	11.7439	11,325.1	615.6	181.7

Interest Rate Risk. We are exposed to interest rate risk arising from transactions that are entered into during the normal course of business. Our short-term debt rates are dependent upon LIBOR plus a basis point spread defined in our credit agreements. See our most recently filed Annual Report on Form 10-K (Item 7A). There has been no material change in this information.

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. The primary commodity price exposures are with steel, aluminum, fuel, petroleum-based resin, and linerboard. Further information regarding rising prices for commodities is presented in Item 2, section entitled “Inflation.”

     We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. These contracts meet the definition of “normal purchases and normal sales” and, therefore, are not considered derivative instruments for accounting purposes.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal first quarter ended February 2, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts, and MTD Products Inc. has filed cross claims against the non-settling defendants. A court hearing on the defendants’ motions to dismiss and the plaintiffs’ motion for preliminary approval of the settlement agreement and certification of a settlement class was held on August 29, 2006. As of March 12, 2007, the court has not yet ruled on these motions. On December 21, 2006, another defendant, American Honda Motor Company, notified us that it had reached an agreement of settlement with the plaintiffs. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.

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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our first quarter of fiscal 2007 stock repurchase activity:

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2006 through December 1, 2006	402,700		$43.87	402,700	1,074,204

December 2, 2006 through December 29, 2006	80,795		48.88	80,795	993,409

December 30, 2006 through February 2, 2007	150,017	(2)	50.10	147,912	845,497

Total	633,512		$45.98	631,407

(1)          On July 18, 2006, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 631,407 shares during the periods indicated above under this program. There are 845,497 shares remaining for repurchase under this program.

(2)          Includes 2,105 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $49.08 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 2,105 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

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

4(c)                                                                                                  Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K dated October 31, 2006).

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

10(a)                                                                                            Amendment No. 2 to Credit Agreement dated as of January 10, 2007, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated January 10, 2007, Commission File No. 1-8649).

10(b)                                                                                           Revolving Credit Facility Letter Loan Agreement, dated as of March 5, 2007, entered into by and between The Toro Company, as borrower, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated March 5, 2007, Commission File No. 1-8649).

10(c)                                                                                            Summary of Employment Inducement Award — Timothy P. Dordell.

10(d)                                                                                           Summary of Employment Inducement Award — Peter M. Ramstad.

10(e)                                                                                            The Toro Company Performance Share Plan.

10(f)                                                                                              The Toro Company Performance Share Award Agreement.

10(g)                                                                                           Amendment No. 2 to The Toro Company Supplemental Benefit Plan.

10(h)                                                                                           Amendment No. 1 to The Toro Company Deferred Compensation Plan.

10(i)                                                                                               Amendment No. 1 to The Toro Company Deferred Compensation Plan for Officers.

10(j)                                                                                               Amendment No. 1 to The Toro Company Deferred Compensation Plan for Non-Employee Directors.

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

THE TORO COMPANY

(Registrant)

Date: March 13, 2007	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)