Form 10-Q
period 2007-05-04
TORO CO
filed 2007-06-12
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2007

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of June 1, 2007 was 39,676,011.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 4,	May 5,	May 4,	May 5,
	2007	2006	2007	2006
Net sales	$686,653	$659,004	$1,065,741	$1,028,644
Cost of sales	441,937	428,748	680,960	666,514
Gross profit	244,716	230,256	384,781	362,130
Selling, general, and administrative expense	125,843	124,309	238,124	231,514
Earnings from operations	118,873	105,947	146,657	130,616
Interest expense	(5,789)	(5,177)	(10,276)	(9,420)
Other income, net	1,476	2,446	3,867	3,332
Earnings before income taxes	114,560	103,216	140,248	124,528
Provision for income taxes	39,594	33,134	46,832	40,167
Net earnings	$74,966	$70,082	$93,416	$84,361

Basic net earnings per share of common stock	$1.82	$1.62	$2.27	$1.94

Diluted net earnings per share of common stock	$1.77	$1.56	$2.21	$1.87

Weighted-average number of shares of common
stock outstanding – Basic	41,098	43,375	41,119	43,494

Weighted-average number of shares of common
stock outstanding – Diluted	42,253	44,957	42,255	45,000

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 4,	May 5,	October 31,
	2007	2006	2006
ASSETS
Cash and cash equivalents	$40,797	$27,240	$55,523
Receivables, net	577,223	546,413	294,833
Inventories, net	247,906	248,134	238,544
Prepaid expenses and other current assets	12,904	18,688	9,437
Deferred income taxes	58,042	56,554	55,846
Total current assets	936,872	897,029	654,183

Property, plant, and equipment	562,220	520,839	540,339
Less accumulated depreciation	393,097	357,110	374,016
	169,123	163,729	166,323

Deferred income taxes	1,861	-	1,862
Other assets	11,057	8,355	10,011
Goodwill	81,665	81,346	81,469
Other intangible assets, net	5,683	5,175	5,225
Total assets	$1,206,261	$1,155,634	$919,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$75,000	$23	$-
Short-term debt	45,825	121,078	320
Accounts payable	120,642	126,201	89,673
Accrued liabilities	280,069	278,462	252,636
Total current liabilities	521,536	525,764	342,629

Long-term debt, less current portion	223,141	175,000	175,000
Deferred revenue and other long-term liabilities	9,681	10,228	9,415

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 40,109,017 shares as of May 4, 2007 (net of 13,923,203 treasury shares), 42,371,599 shares as of May 5, 2006 (net of 11,660,621 treasury shares), and 40,355,714 shares as of October 31, 2006 (net of 13,676,506 treasury shares)	40,109	42,372	40,356
Retained earnings	416,692	413,569	358,522
Accumulated other comprehensive loss	(4,898)	(11,299)	(6,849)
Total stockholders' equity	451,903	444,642	392,029
Total liabilities and stockholders' equity	$1,206,261	$1,155,634	$919,073

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Six Months Ended
	May 4,	May 5,
	2007	2006
Cash flows from operating activities:
Net earnings	$93,416	$84,361
Adjustments to reconcile net earnings to net cash
used in operating activities:
Equity losses from investments	125	839
Provision for depreciation and amortization	20,393	21,053
Gain on disposal of property, plant, and equipment	(99)	(11)
Stock-based compensation expense	3,828	4,465
(Increase) decrease in deferred income taxes	(1,982)	202
Changes in operating assets and liabilities:
Receivables, net	(282,982)	(251,863)
Inventories, net	(5,628)	(10,839)
Prepaid expenses and other assets	(2,322)	(809)
Accounts payable, accrued expenses, and deferred revenue	54,941	61,903
Net cash used in operating activities	(120,310)	(90,699)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(21,752)	(17,155)
Proceeds from disposal of property, plant, and equipment	117	787
Increase in investment in affiliates	-	(371)
(Increase) decrease in other assets	(48)	6,192
Acquisition, net of cash acquired	(1,088)	-
Net cash used in investing activities	(22,771)	(10,547)

Cash flows from financing activities:
Increase in short-term debt	45,455	120,722
Issuance of long-term debt, net of costs	121,436	-
Repayments of long-term debt	-	(23)
Excess tax benefits from stock-based awards	5,464	15,625
Proceeds from exercise of stock-based awards	6,992	7,376
Purchases of Toro common stock	(41,912)	(49,286)
Dividends paid on Toro common stock	(9,865)	(7,842)
Net cash provided by financing activities	127,570	86,572

Effect of exchange rates on cash	785	512

Net decrease in cash and cash equivalents	(14,726)	(14,162)
Cash and cash equivalents as of the beginning of the fiscal period	55,523	41,402
Cash and cash equivalents as of the end of the fiscal period	$40,797	$27,240

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 4, 2007
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended May 4, 2007 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2007. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.
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

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes to the consolidated financial statements in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 4,	May 5,	May 4,	May 5,
	2007	2006	2007	2006
Net earnings	$74,966	$70,082	$93,416	$84,361
Other comprehensive income (loss):
Cumulative translation adjustments	2,765	1,364	3,324	1,795
Unrealized loss on derivative
instruments, net of taxes	(1,274)	(1,177)	(1,373)	(1,513)
Comprehensive income	$76,457	$70,269	$95,367	$84,643

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first two quarters of fiscal 2007, option awards were granted with an exercise price equal to the market price of the company’s common stock as of the date of grant. For certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2007 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues Performance Shares to key employees. The company determines the fair value of these Performance Shares as of the date of grant and recognizes the expense over the vesting period. Total compensation expense for option awards and Performance Shares for the second quarter of fiscal 2007 and 2006 was $1.9 million and $2.0 million, respectively. Year-to-date compensation expense for option awards and Performance Shares through the second quarter of fiscal 2007 and 2006 was $3.8 million and $4.1 million, respectively.
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

	Fiscal 2007	Fiscal 2006
Expected life of option in years	3 – 6.5	2.5 – 6.5
Expected volatility	24.96% - 26.44%	25.26% - 26.96%
Weighted-average volatility	25.65%	26.12%
Risk-free interest rate	4.420% - 4.528%	4.399% - 4.526%
Expected dividend yield	0.78%- 0.90%	0.65%- 0.70%
Weighted-average dividend yield	0.84%	0.67%

The weighted-average fair value of options granted during the first two quarters of fiscal 2007 was $12.32 per share and during the first quarter of fiscal 2006 was $10.90 per share. The fair value of Performance Shares granted during the first quarters of fiscal 2007 and 2006 was $44.90 per share and $41.44 per share, respectively. No Performance Shares were granted during the second quarters of fiscal 2007 and 2006.

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
     Inventories were as follows:

(Dollars in thousands)	May 4,	May 5,	October 31,
	2007	2006	2006
Raw materials and work in process	$67,298	$69,276	$67,976
Finished goods and service parts	240,531	237,008	229,137
	307,829	306,284	297,113
Less: LIFO	40,860	40,011	40,860
Other reserves	19,063	18,139	17,709
Total	$247,906	$248,134	$238,544

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 4,	May 5,	May 4,	May 5,
Basic	2007	2006	2007	2006
Weighted-average number of shares of common stock	41,098	43,375	41,078	43,418
Assumed issuance of contingent shares	-	-	41	76
Weighted-average number of shares of common stock and assumed issuance of contingent shares	41,098	43,375	41,119	43,494
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	41,098	43,375	41,119	43,494
Effect of dilutive securities	1,155	1,582	1,136	1,506
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	42,253	44,957	42,255	45,000

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
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 4, 2007	Professional	Residential	Other	Total
Net sales	$447,857	$228,204	$10,592	$686,653
Intersegment gross sales	17,185	2,514	(19,699)	-
Earnings (loss) before income taxes	108,490	27,430	(21,360)	114,560

Three months ended May 5, 2006	Professional	Residential	Other	Total
Net sales	$439,098	$210,293	$9,613	$659,004
Intersegment gross sales	18,947	3,517	(22,464)	-
Earnings (loss) before income taxes	104,177	18,136	(19,097)	103,216

Six months ended May 4, 2007	Professional	Residential	Other	Total
Net sales	$719,999	$330,062	$15,680	$1,065,741
Intersegment gross sales	23,040	3,245	(26,285)	-
Earnings (loss) before income taxes	156,850	31,809	(48,411)	140,248
Total assets	577,430	303,855	324,976	1,206,261

Six months ended May 5, 2006	Professional	Residential	Other	Total
Net sales	$692,703	$318,478	$17,463	$1,028,644
Intersegment gross sales	26,537	4,187	(30,724)	-
Earnings (loss) before income taxes	145,837	23,285	(44,594)	124,528
Total assets	545,760	288,270	321,604	1,155,634

     The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 4,	May 5,	May 4,	May 5,
	2007	2006	2007	2006
Corporate expenses	$(22,704)	$(22,669)	$(48,293)	$(47,927)
Finance charge revenue	240	539	861	1,240
Elimination of corporate financing expense	4,424	5,435	7,106	8,917
Interest expense, net	(5,789)	(5,177)	(10,276)	(9,420)
Other	2,469	2,775	2,191	2,596
Total	$(21,360)	$(19,097)	$(48,411)	$(44,594)

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2007 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2006	$70,948	$10,521	$81,469
Translation adjustment	97	99	196
Balance as of May 4, 2007	$71,045	$10,620	$81,665

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	May 4, 2007		October 31, 2006
(Dollars in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(6,085)	$6,553	$(5,964)
Non-compete agreements	1,000	(898)	1,000	(885)
Customer related	1,393	(313)	1,336	(234)
Other	3,166	(1,918)	2,363	(1,615)
Total	$12,112	$(9,214)	$11,252	$(8,698)

Total other intangible assets, net	$2,898		$2,554

Amortization expense for intangible assets during the first six months of fiscal 2007 was $504,000. Estimated amortization expense for the remainder of fiscal 2007 and succeeding fiscal years is as follows: 2007 (remainder), $524,000; 2008, $859,000; 2009, $515,000; 2010, $241,000; 2011, $175,000; 2012, $175,000 and after 2012, $409,000.
     The company also has $2.8 million of non-amortizable intangible assets related to the Hayter brand name.

Senior Notes

On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. The notes were priced at 98.513% of par value, and the resulting discount of $1.9 million associated with the issuance of these notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1.5 million will be amortized over the life of the notes. Although the coupon rate of the notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the notes is payable semi-annually, on May 1 and November 1 of each year. The notes are unsecured senior obligations of the company and rank equally with the company’s other unsecured and unsubordinated indebtedness from time to time outstanding. The company may redeem some or all of the notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. The company intends to use the proceeds from the issuance of the notes to pay at maturity $75.0 million outstanding principal amount of 7.125% notes due June 15, 2007 as well as for general corporate uses.

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs, provided operator abuse, improper use, or negligence did not necessitate the repair. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the first six-month periods in fiscal 2007 and 2006 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance
May 4, 2007	$65,235	$26,061	$(17,657)	$(1,448)	$72,191

May 5, 2006	$61,385	$23,533	$(15,221)	$343	$70,040

Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 4,	May 5,	May 4,	May 5,
	2007	2006	2007	2006
Service cost	$95	$95	$189	$190
Interest cost	123	128	247	256
Prior service cost	(48)	(48)	(96)	(96)
Amortization of losses	54	68	108	136
Net expense	$224	$243	$448	$486

As of May 4, 2007, approximately $250,000 of contributions had been made. The company presently expects to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2007, including contributions made through May 4, 2007.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.2 million and $9.9 million for the second quarter and year-to-date periods in fiscal 2007, respectively, and $4.2 million and $8.3 million for the second quarter and year-to-date periods in fiscal 2006, respectively.
     During the first quarter of fiscal 2007, the company began to offer participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans, which amounted to $18 million. The fair value of the investment in the deferred compensation plans as of May 4, 2007 was $18.5 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the condensed consolidated balance sheet.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange and interest rates. The company uses derivative instruments only to limit underlying exposure to currency and interest rate fluctuations, and not for trading purposes. The company documents relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.
     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges and are reported at fair value as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss until the hedged transaction occurs. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss into earnings. During the three and six months ended May 4, 2007, the amount of losses reclassified to earnings for such cash flow hedges was $0.1 million and $0.2 million, respectively. For the six months ended May 4, 2007, the losses treated as a reduction to net sales for contracts to hedge trade sales were $0.6 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.4 million. As of May 4, 2007, the notional amount of such contracts outstanding was $38.8 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of May 4, 2007 was $0.8 million.
     The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intercompany financing transactions and other activities and are not designed as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.
     During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year US Treasury security with a principal balance of $30 million for two of the agreements and $40 million for the third agreement. These treasury lock agreements were entered into as hedges against changes in market interest rates in anticipation of our April 2007 note offering and provided for a single payment at their maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $0.2 million. This loss is recorded in accumulated other comprehensive loss, which will be amortized to interest expense over the 30 year term of the debt.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts, and MTD Products Inc. has filed cross claims against the non-settling defendants. On December 21, 2006, another defendant, American Honda Motor Company, notified us that it had reached an agreement of settlement with the plaintiffs. On March 30, 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. As of the date hereof, the court has not yet entered the detailed written order. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.
  In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the United States Patent and Trademark Office (USPTO) to have Textron’s patents reexamined. Our reexamination requests are pending in the USPTO. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron's motion for reconsideration of the Court’s order staying the proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While we do not believe that the lawsuit will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results for a particular period.
     In the ordinary course of business, in addition to that described above, the company may become liable with respect to pending and threatened litigation for product liability, tax, patent, environmental, and other matters. While the ultimate results of current claims, investigations, and lawsuits involving the company are unknown at this time, management believes that, except for the lawsuits discussed above, the outcomes of these cases are unlikely to have a material adverse effect on the consolidated operating results, liquidity, or financial position of the company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural irrigation systems, landscaping equipment, and residential yard products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As part of our “GrowLean” initiative, we are focusing our efforts on revenue growth, profit improvement, and asset management, while maximizing our use of Lean methods to reduce costs and improve quality and efficiency in our manufacturing facilities and corporate offices. The goals of this initiative are to grow revenues at an average annual rate of 8 percent or more and achieve a consistent after-tax annual return on net sales of 7 percent or more over the three-year period ending October 31, 2009. We have added a long-term asset management goal to reduce average net working capital as a percent of net sales below 20 percent, or in the “teens.” We define average net working capital as accounts receivable plus inventory less trade payables.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2007 were positive with a net sales growth of 4.2 percent and a net earnings growth rate of 7.0 percent compared to the second quarter of fiscal 2006. Year-to-date net earnings rose 10.7 percent in fiscal 2007 compared to the same period last fiscal year on a year-to-date sales growth rate of 3.6 percent. Continued strong international performance contributed to the sales increase along with strong shipments of new residential segment products, which more than offset a decline in sales of landscape contractor equipment products. International sales continued its growth momentum with an increase of 12.2 percent and 11.5 percent for the second quarter and year-to-date period of fiscal 2007, respectively, compared to the same periods last fiscal year. Net earnings as a percentage of net sales rose from 8.8 percent and 8.2 percent in the second quarter and year-to-date period of fiscal 2006, respectively, to 10.9 percent and 10.6 percent in the second quarter and year-to-date period of fiscal 2007, respectively. Higher gross margins and leveraging of selling, general, and administrative expenses contributed to the earnings improvement while a higher effective tax rate and increase in interest expense somewhat hampered the earnings growth rate. We also increased our second quarter cash dividend by 33 percent compared to the quarterly cash dividend paid in the second quarter of fiscal 2006.
     In April 2007, we issued $125 million in aggregate principal amount of 6.625% senior notes due in 2037. The proceeds will be used to retire $75 million in debt due in June 2007 and for general corporate purposes.
     Our fiscal 2007 second quarter financial results were solid, and we are optimistic that our results for the full fiscal year of 2007 will end strong. We continue to keep a cautionary eye on the weather, field inventory levels, retail demand, world economies, commodity prices, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2007 were $75.0 million or $1.77 per diluted share compared to $70.1 million or $1.56 per diluted share for the second quarter of fiscal 2006, a net earnings per diluted share increase of 13.5 percent. Year-to-date net earnings in fiscal 2007 were $93.4 million or $2.21 per diluted share compared to $84.4 million or $1.87 per diluted share last fiscal year, a net earnings per diluted share increase of 18.2 percent. The primary factors contributing to these increases were higher sales volumes, an increase in gross margins, and leveraging of selling, general, and administrative costs, somewhat offset by a higher effective tax rate and an increase in interest expense. In addition, second quarter and year-to-date fiscal 2007 net earnings per diluted share were benefited by approximately $0.10 per share and $0.13 per share, respectively, compared to the same periods in fiscal 2006 as a result of reduced shares outstanding due to the repurchase of our common stock.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 4,	May 5,	May 4,	May 5,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.4)	(65.1)	(63.9)	(64.8)
Gross profit	35.6	34.9	36.1	35.2
Selling, general, and administrative expense	(18.3)	(18.9)	(22.3)	(22.5)
Interest expense	(0.8)	(0.8)	(1.0)	(0.9)
Other income, net	0.2	0.4	0.4	0.3
Provision for income taxes	(5.8)	(5.0)	(4.4)	(3.9)
Net earnings	10.9%	10.6%	8.8%	8.2%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date period of fiscal 2007 were up 4.2 percent and 3.6 percent, respectively, from the same periods in the prior fiscal year. Favorable currency exchange rates accounted for approximately 29 percent and 37 percent of the sales growth for the second quarter and year-to-date period of fiscal 2007, respectively. Disregarding currency exchange effects, international sales for the second quarter and year-to-date period of fiscal 2007 increased 7.5 percent and 6.7 percent, respectively, compared to the same periods in fiscal 2006. Professional segment products worldwide were strong as a result of continued demand in international markets, particularly in the golf market, and the successful introduction of new products. Residential segment net sales were also up for the second quarter and year-to-date periods of fiscal 2007 compared to the same periods in fiscal 2006 as a result of the introduction of our new innovative riding and walk power mower products. However, the year-to-date results were somewhat hampered by lower snow thrower product sales due to the lack of snowfall during the winter season of 2006-2007 in key markets. In addition, worldwide sales of landscape contractor equipment products were down for the second quarter and year-to-date periods of fiscal 2007 compared to the same periods last fiscal year due mainly to our customers’ efforts to reduce field inventory levels by ordering product closer to retail demand. Other segment net sales were up for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 but were down for the year-to-date period of fiscal 2007 compared to the year-to-date period of fiscal 2006 due to lower sales at a company-owned distributorship.

Gross Profit

Gross profit for the second quarter and year-to-date period of fiscal 2007 increased 6.3 percent compared to the same respective periods in the prior fiscal year due to increased sales. As a percentage of net sales, gross profit for the second quarter and year-to-date period of fiscal 2007 increased to 35.6 percent and 36.1 percent, respectively, compared to 34.9 percent and 35.2 percent for the second quarter and year-to-date period of fiscal 2006, respectively. The increase in gross profit as a percentage of net sales was the result of the following factors: (i) increased sales of higher-margin products; (ii) cost reduction efforts, including benefits from past and continuing profit improvement initiatives; (iii) favorable foreign currency exchange rates compared to the U.S. dollar; and (iv) price increases on some products. Somewhat offsetting those positive factors were: (i) higher manufacturing costs from lower plant utilization as we curtailed production levels in an effort to lower inventory levels and (ii) higher commodity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the second quarter and year-to-date period of fiscal 2007 by 1.2 percent and 2.9 percent, respectively, from the same periods in the prior fiscal year. SG&A as a percentage of net sales for the second quarter and year-to-date period of fiscal 2007 decreased to 18.3 percent and 22.3 percent, respectively, compared to 18.9 percent and 22.5 percent for the second quarter and year-to-date period of fiscal 2006, respectively. The decrease in SG&A expense as a percentage of net sales was due primarily to lower spending for marketing, leveraging the fixed portion of SG&A costs over higher sales volumes, and a decline in warranty expense due to the reversal of a special warranty provision.

Interest Expense

Interest expense for the second quarter and year-to-date period of fiscal 2007 increased by 11.8 percent and 9.1 percent, respectively, from the same periods in the prior fiscal year. These increases were due primarily to higher average short-term debt levels and slightly higher interest rates.

Other Income, Net

Other income, net for the second quarter of fiscal 2007 decreased $1.0 million compared to the second quarter of fiscal 2006. This decline was due mainly to a litigation settlement recovery we received last fiscal year. Other income, net for the year-to-date period of fiscal 2007 was up $0.5 million compared to the same period last fiscal year. This increase was due mainly to higher interest income and lower losses on investments in fiscal 2007 compared to fiscal 2006, somewhat offset by the litigation settlement recovery we received last fiscal year.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2007 was 34.6 percent compared to 32.1 percent in the second quarter of fiscal 2006. The effective tax rate for the year-to-date period of fiscal 2007 was 33.4 percent compared to 32.3 percent for the same period in the prior fiscal year. The increase in the effective tax rate was due to the accelerated phase-out of benefits for foreign export incentives as compared to the phase-in benefit for the domestic manufacturing credit as well as a favorable resolution of tax matters from prior years’ tax returns that we received last fiscal year.

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

     The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	May 4,	May 5,
	2007	2006	$ Change	% Change
Professional	$447,857	$439,098	$8,759	2.0%
Residential	228,204	210,293	17,911	8.5
Other	10,592	9,613	979	10.2
Total *	$686,653	$659,004	$27,649	4.2%

* Includes international sales of:	$188,861	$168,290	$20,571	12.2%

	Six Months Ended
(Dollars in thousands)	May 4,	May 5,
	2007	2006	$ Change	% Change
Professional	$719,999	$692,703	$27,296	3.9%
Residential	330,062	318,478	11,584	3.6
Other	15,680	17,463	(1,783)	(10.2)
Total *	$1,065,741	$1,028,644	$37,097	3.6%

* Includes international sales of:	$321,474	$288,349	$33,125	11.5%

     The following table summarizes operating earnings (loss) before income taxes by segment:
	Three Months Ended
(Dollars in thousands)	May 4,	May 5,
	2007	2006	$ Change	% Change
Professional	$108,490	$104,177	$4,313	4.1%
Residential	27,430	18,136	9,294	51.2
Other	(21,360)	(19,097)	(2,263)	(11.9)
Total *	$114,560	$103,216	$11,344	11.0%

	Six Months Ended
(Dollars in thousands)	May 4,	May 5,
	2007	2006	$ Change	% Change
Professional	$156,850	$145,837	$11,013	7.6%
Residential	31,809	23,285	8,524	36.6
Other	(48,411)	(44,594)	(3,817)	(8.6)
Total *	$140,248	$124,528	$15,720	12.6%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date period of fiscal 2007 were up 2.0 percent and 3.9 percent, respectively, compared to the same periods last fiscal year. This increase was due primarily to strong international professional segment net sales, which were up 11.5 percent and 14.9 percent in the second quarter and year-to-date period of fiscal 2007, respectively, compared to the same periods last fiscal year due to continued demand and growth in international markets, particularly in the golf market, and the success of new products introduced within the past two years. Domestic sales of most professional segment products were also up due mainly to the introduction of new products and strong early season stocking orders from our customers in anticipation of strong retail demand during fiscal 2007. This resulted in higher field inventory levels for some product lines in this segment as of the end of the second quarter of fiscal 2007 compared to the end of the second quarter of fiscal 2006. However, worldwide sales of landscape contractor equipment were down for the second quarter and year-to-date period of fiscal 2007 compared to the same periods last fiscal year due mainly to our customers’ efforts to reduce field inventory levels by ordering product closer to retail demand.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date period of fiscal 2007 increased 4.1 percent and 7.6 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margins increased to 24.2 percent compared to 23.7 percent in the second quarter of fiscal 2006, and the fiscal 2007 year-to-date professional segment operating margins increased to 21.8 percent compared to 21.1 percent last fiscal year. This profit improvement was the result of higher gross margins in the fiscal 2007 periods compared to the fiscal 2006 periods due to the same factors discussed previously in the Gross Profit section above. However, higher SG&A expense as a percentage of net sales hampered the operating earnings growth, which was due mainly to increased warranty expense and engineering spending.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date period of fiscal 2007 were up 8.5 percent and 3.6 percent, respectively, compared to the same periods last fiscal year. This increase was due primarily to strong worldwide demand for our new generation zero-turn radius riding mowers and the successful introduction of a new line of walk power mowers that resulted in strong early season retail demand. However, net sales growth for the year-to-date period of fiscal 2007 compared to the same period last fiscal year was not as strong because shipments of snow thrower products were down due to the lack of snowfall during the winter season of 2006-2007 in key markets.

Operating Earnings. Operating earnings for the residential segment in the second quarter of fiscal 2007 increased 51.2 percent compared to the second quarter of fiscal 2006, and fiscal 2007 year-to-date operating earnings were up by 36.6 percent compared to the same period last fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 12.0 percent compared to 8.6 percent in the second quarter of fiscal 2006, and fiscal 2007 year-to-date residential segment operating margin increased to 9.6 percent compared to 7.3 percent last fiscal year. Those increases were primarily from lower SG&A expense as a percentage of net sales due to leveraging the fixed portion of SG&A costs over higher sales volumes, lower warranty costs as a result of the reversal of a special warranty provision, and lower spending for marketing.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. Net sales for the other segment were up $1.0 million for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 due to a decline in the sales elimination as a result of lower sales from the professional and residential segments to the company-owned distribution companies. However, net sales for the year-to-date period of fiscal 2007 compared to the same period last fiscal year were down by 10.2 percent due mainly to lower sales at a company-owned distributorship.

Operating Losses. Operating losses for the other segment were up for the second quarter and year-to-date period of fiscal 2007 by $2.3 million or 11.9 percent and $3.8 million or 8.6 percent, respectively, compared to the same periods last fiscal year. The increased losses were due primarily to increased legal expenses, higher spending for investments in information systems, and higher interest expense.

FINANCIAL POSITION

Working Capital

As part of our GrowLean initiative, we have placed additional emphasis on asset management, with a focus on: (i) ensuring strong profitability of our products and services all the way through the retail sale; (ii) minimizing the amount of working capital in the supply chain; and (iii) maintaining or improving order replenishment and service levels to end users. Our long-term goal is to reduce average net working capital (accounts receivable plus inventory minus trade payables) as a percentage of net sales to below 20 percent, or “in the teens.” The average net working capital for the twelve months ended May 4, 2007 was 29.8 percent compared to 29.4 percent for the twelve months ended May 5, 2006.

     Average receivables for the first half of fiscal 2007 increased 4.5 percent compared to the first half of fiscal 2006 on a sales increase of 4.2 percent. Our average days sales outstanding for receivables were slightly up to 74.9 days based on sales for the last twelve months ended May 4, 2007, compared to 74.4 days for the twelve months ended May 5, 2006. This increase was due mainly to a higher proportion of international sales that have longer payment terms. Average inventory levels also increased by 8.2 percent for the first half of fiscal 2007 compared to the first half of fiscal 2006. However, inventory levels were slightly down by 0.1 percent as of May 4, 2007 compared to May 5, 2006, as we curtailed production levels in an effort to lower inventory levels.

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
     Our Board of Directors approved a cash dividend of $0.12 per share for the second quarter of fiscal 2007 paid on April 12, 2007, which was an increase over our cash dividend of $0.09 per share for the second quarter of fiscal 2006.
     On May 22, 2007, the company’s Board of Directors also authorized the repurchase of an additional 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions.

Cash Flow. Cash used in operating activities for the first six months of fiscal 2007 was 32.6 percent higher than the first six months of fiscal 2006 due primarily to a higher increase in receivables, somewhat offset by higher net earnings and a lower increase in inventory levels for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Cash used in investing activities was higher by $12.2 million compared to the first six months of fiscal 2006, due mainly to an increase of purchases of property, plant, and equipment in the first half of fiscal 2007 compared to the first half of fiscal 2006 as well as cash received last fiscal year for payments of note receivables. Cash provided by financing activities was higher by 47.4 percent compared to the first six months of fiscal 2006. This change of $41.0 million was due to proceeds received from the issuance of 30-year senior notes in April 2007 and lower levels of our common stock repurchased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006, somewhat offset by a lower increase in short-term debt and lower tax benefits from stock-based awards in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in January 2012. In March 2007, we also added a $75 million line of credit from a domestic bank to address seasonal cash needs, which expires in June 2007. Interest expense on these credit lines is determined based on a LIBOR rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $14 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $95.1 million in the first six months of fiscal 2007 compared to $62.7 million in the first six months of fiscal 2006, an increase of 51.7 percent. This increase was primarily due to funding a majority of our deferred compensation plans during the first quarter of fiscal 2007 and additional working capital requirements as a result of higher average receivable and inventory levels in the first half of fiscal 2007 compared to the first half of fiscal 2006. As of May 4, 2007, we had $218.5 million of unutilized availability under our credit agreements.
     On April 26, 2007, we issued $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. The notes were priced at 98.513% of par value, and the resulting discount of $1.9 million associated with the issuance of these notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1.5 million will be amortized over the life of the notes. Although the coupon rate of the notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the notes is payable semi-annually, on May 1 and November 1 of each year. The notes are unsecured senior obligations of the company and rank equally with our other unsecured and unsubordinated indebtedness from time to time outstanding. The indentures under which the notes were issued contain customary covenants and event of default provisions. We may redeem some or all of the notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of our company and (ii) a downgrade of the notes below an investment grade rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we would be required to make an offer to purchase the notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of repurchase. We intend to use the proceeds from the issuance of the notes to pay at maturity $75.0 million outstanding principal amount of 7.125% notes due June 15, 2007 as well as for general corporate uses.
     Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of May 4, 2007, and expect to be in compliance with all covenants during fiscal 2007. If we were out of compliance with any covenant required by our credit agreements following the applicable period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements could increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the second quarter of fiscal 2007 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

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

Inflation

We are subject to the effects of inflation and changing prices. In the first half of fiscal 2007, average prices paid for most commodities were slightly higher compared to the first half of fiscal 2006, which resulted in a slight negative impact on our gross profit and net earnings. We expect average commodity prices to continue to trend slightly higher for the remainder of fiscal 2007 compared to fiscal 2006. We will continue to attempt to mitigate the impact of commodity prices and other inflationary pressures by actively pursuing internal cost reduction efforts, introducing moderate price increases on some products, and vendor negotiations.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites, or otherwise.  Statements that are not historicalare forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “plan”, “anticipate”, “estimate”, “believe”, “should”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation on our business, operating results, and financial condition.
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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary currency exchange rate exposures are with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.

     We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and six months ended May 4, 2007, the amount of losses reclassified to earnings for such cash flow hedges was $0.1 million and $0.2 million, respectively. For the six months ended May 4, 2007, the losses treated as a reduction to net sales for contracts to hedge trade sales were $0.6 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.4 million.
     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2007. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net for the six months ended May 4, 2007 were as follows:
Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7908	$32,107.6	$(1,038.8)	$(768.4)
Buy US dollar/Sell Canadian dollar	0.8979	2,761.2	(2.6)	132.0
Buy US dollar/Sell Euro	1.3372	86,484.0	(756.4)	(1,356.4)
Buy US dollar/Sell British pound	1.9910	25,285.7	-	15.2
Buy Mexican peso/Sell US dollar	11.6469	9,444.6	573.0	359.7

Interest Rate Risk. We are exposed to interest rate risk arising from transactions that are entered into during the normal course of business. Our short-term debt rates are dependent upon LIBOR plus a basis point spread defined in our credit agreements. See our most recently filed Annual Report on Form 10-K (Item 7A). There has been no material change in this information.
     During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year US Treasury security with a principal balance of $30 million for two of the agreements and $40 million for the third agreement. These treasury lock agreements provided for a single payment at the maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $0.2 million. This loss is recorded in accumulated other comprehensive loss, which will be amortized to interest expense over the 30 year term of the debt.

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal second quarter ended May 4, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts, and MTD Products Inc. has filed cross claims against the non-settling defendants. On December 21, 2006, another defendant, American Honda Motor Company, notified us that it had reached an agreement of settlement with the plaintiffs. On March 30, 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. As of the date hereof, the court has not yet entered the detailed written order. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.
  In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the United States Patent and Trademark Office (USPTO) to have Textron’s patents reexamined. Our reexamination requests are pending in the USPTO. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron's motion for reconsideration of the Court’s order staying the proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While we do not believe that the lawsuit will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results for a particular period.
     We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business, both as a plaintiff and as a defendant. While the ultimate results of the current cases are unknown at this time, management believes that, except for the lawsuits discussed above, the outcomes of these cases are unlikely to have a material adverse effect on our consolidated operating results or financial position. Further, although we are self-insured to some extent, we maintain insurance against certain product liability losses.

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A). Except for the revised risk factor below, there has been no material change in those risk factors.

Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. Our products may infringe the proprietary rights of others.
We hold patents relating to various aspects of our products and believe that proprietary technical know-how is important to our business generally as well as many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology.  In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights, and if the outcome of any such litigation is unfavorable to us, our business and operating results could be adversely affected. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative, which could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all.
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

Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows our second quarter of fiscal 2007 stock repurchase activity.

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

February 3, 2007 through March 2, 2007	20,000		$50.76	20,000	825,497

March 3, 2007 through March 30, 2007	-		-	-	825,497

March 31, 2007 through May 4, 2007	235,949	(3)	50.71	234,100	591,397

Total	255,949		$50.71	254,100

(1)
On July 18, 2006, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 254,100 shares during the periods indicated above under this program. There are 591,397 shares remaining for repurchase under this program.

(2)
On May 22, 2007, the company’s Board of Directors authorized the repurchase of an additional 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(3)
Includes 1,849 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $51.74 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,849 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on March 13, 2007.
(b)	The results of the stockholder votes were as follows:
	For	Against/ Withheld	Abstain	Broker Non-Votes
1. Election of Directors – for terms expiring in March 2010
Robert C. Buhrmaster	36,016,369	1,086,006	0	0
Winslow H. Buxton	36,608,311	494,064	0	0
Robert H. Nassau	35,847,970	1,254,405	0	0
Christopher A. Twomey	36,594,103	508,272	0	0
2. Re-approve The Toro Company Performance Share Plan	35,474,936	911,788	715,650	0
3. Ratify Selection of Independent Registered Public Accounting Firm	36,196,657	681,102	224,614	0

Ronald O. Baukol, Katherine J. Harless, and Michael J. Hoffman continue to serve as directors of the company for terms expiring in March 2008.
Janet K. Cooper, Gary L. Ellis, and Gregg W. Steinhafel continue to serve as directors of the company for terms expiring in March 2009.

Item 6.  EXHIBITS

(a)	Exhibits

3(i) and 4(a)
The Toro Company Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

	3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).

	4(c)	Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006).

4(d)
Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 27, 1998, Commission File No. 1-8649).

4(e)
Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on April 14, 2003, Commission File No. 1-8649).

4(f)
Certificate of Adjusted Purchase Price or Number of Shares dated April 12, 2005 filed by Registrant with Wells Fargo Bank Minnesota, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A as filed with the Securities and Exchange Commission on March 21, 2005, Commission File No. 1-8649).

4(g)
Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.125% Notes due June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649).

4(h)
Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Registrant’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4(i)
First Supplemental Indenture dated as of April 26, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Registrant’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	4(j)	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

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

10(c)
Amendment No. 3 to Credit Agreement executed and delivered on April 10, 2007 but effective as of February 28, 2007, by and among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 10, 2007, Commission File No. 1-8649).

10(d)
Underwriting Agreement, dated as of April 23, 2007, between Registrant and Banc of America Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

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

THE TORO COMPANY
(Registrant)

Date: June 11, 2007	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)