Form 10-Q
period 2007-08-03
TORO CO
filed 2007-09-11
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 3, 2007

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of August 31, 2007 was 39,705,479.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
Net sales	$478,707	$477,861	$1,544,448	$1,506,505
Cost of sales	301,264	307,525	982,224	974,039
Gross profit	177,443	170,336	562,224	532,466
Selling, general, and administrative expense	110,598	108,615	348,722	340,129
Earnings from operations	66,845	61,721	213,502	192,337
Interest expense	(4,959)	(4,677)	(15,235)	(14,097)
Other income, net	1,954	2,756	5,821	6,088
Earnings before income taxes	63,840	59,800	204,088	184,328
Provision for income taxes	21,354	19,478	68,186	59,645
Net earnings	$42,486	$40,322	$135,902	$124,683

Basic net earnings per share of common stock	$1.05	$0.94	$3.32	$2.88

Diluted net earnings per share of common stock	$1.02	$0.91	$3.23	$2.78

Weighted-average number of shares of common
stock outstanding – Basic	40,569	42,852	40,938	43,283

Weighted-average number of shares of common
stock outstanding – Diluted	41,803	44,360	42,113	44,806

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	August 3,	August 4,	October 31,
	2007	2006	2006
ASSETS
Cash and cash equivalents	$94,192	$24,815	$55,523
Receivables, net	379,788	394,038	294,833
Inventories, net	243,437	255,031	238,544
Prepaid expenses and other current assets	13,018	14,624	9,437
Deferred income taxes	58,499	56,326	55,846
Total current assets	788,934	744,834	654,183

Property, plant, and equipment	569,981	528,846	540,339
Less accumulated depreciation	399,233	365,143	374,016
	170,748	163,703	166,323

Deferred income taxes	1,861	-	1,862
Other assets	11,269	8,197	10,011
Goodwill	81,768	81,402	81,469
Other intangible assets, net	5,526	5,332	5,225
Total assets	$1,060,106	$1,003,468	$919,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$-	$12	$-
Short-term debt	1,449	24,535	320
Accounts payable	83,366	86,998	89,673
Accrued liabilities	266,383	269,145	252,636
Total current liabilities	351,198	380,690	342,629

Long-term debt, less current portion	223,157	175,000	175,000
Deferred revenue and other long-term liabilities	10,354	10,477	9,415

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 39,774,219 shares as of August 3, 2007 (net of 14,258,001 treasury shares), 41,374,724 shares as of August 4, 2006 (net of 12,657,496 treasury shares), and 40,355,714 shares as of October 31, 2006 (net of 13,676,506 treasury shares)	39,774	41,375	40,356
Retained earnings	439,780	405,947	358,522
Accumulated other comprehensive loss	(4,157)	(10,021)	(6,849)
Total stockholders' equity	475,397	437,301	392,029
Total liabilities and stockholders' equity	$1,060,106	$1,003,468	$919,073

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	August 3,	August 4,
	2007	2006
Cash flows from operating activities:
Net earnings	$135,902	$124,683
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Equity losses from investments	136	1,004
Provision for depreciation and amortization	30,263	31,490
Gain on disposal of property, plant, and equipment	(133)	(84)
Stock-based compensation expense	5,474	6,018
(Increase) decrease in deferred income taxes	(2,323)	419
Changes in operating assets and liabilities:
Receivables, net	(86,942)	(99,062)
Inventories, net	101	(17,481)
Prepaid expenses and other assets	(3,693)	3,042
Accounts payable, accrued expenses, and deferred revenue	4,948	13,836
Net cash provided by operating activities	83,733	63,865

Cash flows from investing activities:
Purchases of property, plant, and equipment	(32,863)	(26,693)
Proceeds from asset disposals	152	908
Increase in investment in affiliates	-	(371)
Decrease in other assets	734	5,716
Acquisition, net of cash acquired	(1,088)	-
Net cash used in investing activities	(33,065)	(20,440)

Cash flows from financing activities:
Increase in short-term debt	998	24,191
Issuance of long-term debt, net of costs	121,465	-
Repayments of long-term debt	(75,000)	(34)
Excess tax benefits from stock-based awards	12,956	16,270
Proceeds from exercise of stock options	11,456	8,196
Purchases of Toro common stock	(70,382)	(97,388)
Dividends paid on Toro common stock	(14,729)	(11,700)
Net cash used in financing activities	(13,236)	(60,465)

Effect of exchange rates on cash	1,237	453

Net increase (decrease) in cash and cash equivalents	38,669	(16,587)
Cash and cash equivalents as of the beginning of the fiscal period	55,523	41,402
Cash and cash equivalents as of the end of the fiscal period	$94,192	$24,815

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 3, 2007

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended August 3, 2007 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2007. Certain amounts from prior period’s financial statements have been reclassified to conform to this period’s presentation.
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

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
Net earnings	$42,486	$40,322	$135,902	$124,683
Other comprehensive income (loss):
Cumulative translation adjustments	1,239	450	4,563	2,245
Unrealized (loss) gain on derivative
instruments, net of taxes	(498)	828	(1,871)	(685)
Comprehensive income	$43,227	$41,600	$138,594	$126,243

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first two quarters of fiscal 2007, option awards were granted with an exercise price equal to the market price of the company’s common stock as of the date of grant. For certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2007 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues performance shares to key employees. The company determines the fair value of these performance shares as of the date of grant and recognizes the expense over the vesting period. Total compensation expense for option awards and performance shares for both the third quarter of fiscal 2007 and 2006 was $1.6 million. Year-to-date compensation expense for option awards and performance shares through the third quarter of fiscal 2007 and 2006 was $5.5 million and $5.6 million, respectively.
     The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups are expected to exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, expected increase in future cash dividends, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2007	Fiscal 2006
Expected life of option in years	3 – 6.5	2.5 – 6.5
Expected volatility	24.96% - 26.44%	25.26% - 26.96%
Weighted-average volatility	25.65%	26.12%
Risk-free interest rate	4.420% - 4.528%	4.399% - 4.526%
Expected dividend yield	0.78%- 0.90%	0.65%- 0.70%
Weighted-average dividend yield	0.84%	0.67%

The weighted-average fair value of options granted during the first two quarters of fiscal 2007 was $12.32 per share and during the first quarter of fiscal 2006 was $10.90 per share. The fair value of performance shares granted during the first quarter of fiscal 2007 and fiscal 2006 was $44.90 per share and $41.44 per share, respectively. No options were granted during the third quarter of fiscal 2007 or the second and third quarters of fiscal 2006, and no performance shares were granted during the second and third quarters of fiscal 2007 and fiscal 2006.

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
     Inventories were as follows:

(Dollars in thousands)	August 3,	August 4,	October 31,
	2007	2006	2006
Raw materials and work in process	$65,615	$65,005	$67,976
Finished goods and service parts	237,744	247,387	229,137
	303,359	312,392	297,113
Less: LIFO	40,860	40,011	40,860
Other reserves	19,062	17,350	17,709
Total	$243,437	$255,031	$238,544

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	August 3,	August 4,	August 3,	August 4,
Basic	2007	2006	2007	2006
Weighted-average number of shares of common stock	40,569	42,852	40,910	43,232
Assumed issuance of contingent shares	-	-	28	51
Weighted-average number of shares of common stock and assumed issuance of contingent shares	40,569	42,852	40,938	43,283
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	40,569	42,852	40,938	43,283
Effect of dilutive securities	1,234	1,508	1,175	1,523
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	41,803	44,360	42,113	44,806

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
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended August 3, 2007	Professional	Residential	Other	Total
Net sales	$332,014	$132,981	$13,712	$478,707
Intersegment gross sales	11,972	1,655	(13,627)	-
Earnings (loss) before income taxes	70,887	8,246	(15,293)	63,840

Three months ended August 4, 2006	Professional	Residential	Other	Total
Net sales	$319,733	$145,308	$12,820	$477,861
Intersegment gross sales	12,580	1,945	(14,525)	-
Earnings (loss) before income taxes	62,474	8,752	(11,426)	59,800

Nine months ended August 3, 2007	Professional	Residential	Other	Total
Net sales	$1,052,013	$463,043	$29,392	$1,544,448
Intersegment gross sales	35,011	4,900	(39,911)	-
Earnings (loss) before income taxes	227,737	40,055	(63,704)	204,088
Total assets	522,963	210,660	326,483	1,060,106

Nine months ended August 4, 2006	Professional	Residential	Other	Total
Net sales	$1,012,436	$463,786	$30,283	$1,506,505
Intersegment gross sales	39,117	6,132	(45,249)	-
Earnings (loss) before income taxes	208,311	32,037	(56,020)	184,328
Total assets	511,953	217,037	274,478	1,003,468

The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
Corporate expenses	$(18,408)	$(15,145)	$(66,701)	$(63,071)
Finance charge revenue	590	806	1,451	2,046
Elimination of corporate financing expense	4,072	5,136	11,178	14,052
Interest expense, net	(4,959)	(4,677)	(15,235)	(14,097)
Other	3,412	2,454	5,603	5,050
Total	$(15,293)	$(11,426)	$(63,704)	$(56,020)

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2007 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2006	$70,948	$10,521	$81,469
Translation adjustment	148	151	299
Balance as of August 3, 2007	$71,096	$10,672	$81,768

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	August 3, 2007		October 31, 2006
(Dollars in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(6,119)	$6,553	$(5,964)
Non-compete agreements	1,000	(904)	1,000	(885)
Customer related	1,422	(355)	1,336	(234)
Other	3,201	(2,116)	2,363	(1,615)
Total	$12,176	$(9,494)	$11,252	$(8,698)

Total other intangible assets, net	$2,682		$2,554

Amortization expense for intangible assets during the first nine months of fiscal 2007 was $773,000. Estimated amortization expense for the remainder of fiscal 2007 and succeeding fiscal years is as follows: fiscal 2007 (remainder), $266,000; fiscal 2008, $864,000; fiscal 2009, $515,000; fiscal 2010, $241,000; fiscal 2011, $175,000; fiscal 2012, $175,000 and after fiscal 2012, $446,000.
     The company also has $2.8 million of non-amortizable intangible assets related to the Hayter brand name.

Senior Notes

On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1.9 million associated with the issuance of these senior notes is being amortized over the term of the senior notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1.5 million will be amortized over the life of the senior notes. Although the coupon rate of the notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually, on May 1 and November 1 of each year. The notes are unsecured senior obligations of the company and rank equally with the company’s other unsecured and unsubordinated indebtedness from time to time outstanding. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. The company used the proceeds from the issuance of the senior notes to pay $75.0 million principal amount of 7.125% notes that were due June 15, 2007 as well as for general corporate uses.

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized Toro distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the first nine-month periods in fiscal 2007 and fiscal 2006 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Nine Months Ended	Balance	Provisions	Claims	Estimates	Balance
August 3, 2007	$65,235	$37,409	$(30,539)	$(2,271)	$69,834

August 4, 2006	$61,385	$34,668	$(27,110)	$2,509	$71,452

Postretirement Benefit Plans

The following table presents the components of net periodic benefit costs:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
Service cost	$95	$95	$284	$285
Interest cost	124	128	371	384
Prior service cost	(49)	(48)	(145)	(144)
Amortization of losses	55	68	163	204
Net expense	$225	$243	$673	$729

As of August 3, 2007, approximately $375,000 of contributions had been made. The company presently expects to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2007, including contributions made through August 3, 2007.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.8 million and $13.7 million for the third quarter and year-to-date periods in fiscal 2007, respectively, and $3.8 million and $12.1 million for the third quarter and year-to-date periods in fiscal 2006, respectively.
     During the first quarter of fiscal 2007, the company began to offer participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans, which amounted to $18 million. The fair value of the investment in the deferred compensation plans as of August 3, 2007 was $18.6 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the condensed consolidated balance sheet.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to assist in the management of exposure to currency exchange and interest rates. The company uses derivative instruments only to limit underlying exposure to currency and interest rate fluctuations, and not for trading purposes. The company documents relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of the hedged item.
     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlements in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges and are reported at fair value as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss until the hedged transaction occurs. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss into earnings. During the three and nine months ended August 3, 2007, the amount of losses reclassified to earnings for such cash flow hedges was $0.3 million and $0.6 million, respectively. For the nine months ended August 3, 2007, the losses treated as a reduction to net sales for contracts to hedge trade sales were $1.3 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.7 million. As of August 3, 2007, the notional amount of such contracts outstanding was $80.7 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of August 3, 2007 was $1.3 million.
     The company also enters into other foreign currency exchange contracts. These contracts are intended to hedge intracompany financing transactions and other activities and are not designated as hedging instruments under the accounting criteria of SFAS No. 133; therefore, changes in fair value of these instruments are recorded in other income, net.
     During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year US Treasury security with a principal balance of $30 million for two of the agreements and $40 million for the third agreement. These treasury lock agreements were entered into as hedges against changes in market interest rates in anticipation of our April 2007 senior note offering and provided for a single payment at their maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $0.2 million. This loss is recorded in accumulated other comprehensive loss, which will be amortized to interest expense over the 30 year term of the debt.

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
  In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the United States Patent and Trademark Office (USPTO) to have Textron’s patents reexamined. Our reexamination applications are pending in the USPTO. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While we do not believe that the lawsuit will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results for a particular period.
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

RESULTS OF OPERATIONS

Overview

Our results for the third quarter of fiscal 2007 were positive with net earnings growth of 5.4 percent on a slight increase in net sales of 0.2 percent compared to the third quarter of fiscal 2006. Fiscal 2007 year-to-date net earnings rose 9.0 percent compared to the same period last fiscal year on a year-to-date sales growth rate of 2.5 percent. Continued strong international performance and acceptance of new products in both the professional and residential segments more than offset a decline in sales of snow thrower products and landscape contractor equipment for the fiscal 2007 year-to-date period compared to the same period last fiscal year. International sales continued its growth momentum with an increase of 5.9 percent and 9.9 percent for the third quarter and year-to-date period of fiscal 2007, respectively, compared to the same periods last fiscal year. Net earnings as a percentage of net sales rose to 8.9 percent and 8.8 percent in the third quarter and year-to-date period of fiscal 2007, respectively, from 8.4 percent and 8.3 percent in the third quarter and year-to-date period of fiscal 2006, respectively. Higher gross margins contributed to the earnings improvement while a higher effective tax rate and increase in selling, general, and administrative expenses somewhat hampered the earnings growth rate. We also increased our third quarter cash dividend by 33 percent compared to the quarterly cash dividend paid in the third quarter of fiscal 2006.
     Our fiscal 2007 third quarter financial results were not as strong as the financial results for the first half of fiscal 2007. However, we are optimistic that our results for the full fiscal year of 2007 will be positive. We continue to keep a cautionary eye on world economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the third quarter of fiscal 2007 were $42.5 million or $1.02 per diluted share compared to $40.3 million or $0.91 per diluted share for the third quarter of fiscal 2006, a net earnings per diluted share increase of 12.1 percent. Year-to-date net earnings in fiscal 2007 were $135.9 million or $3.23 per diluted share compared to $124.7 million or $2.78 per diluted share last fiscal year, a net earnings per diluted share increase of 16.2 percent. The primary factors contributing to these increases were higher sales volumes and an increase in gross margins, somewhat offset by higher selling, general, and administrative costs, a higher effective tax rate, and an increase in interest expense. In addition, third quarter and year-to-date fiscal 2007 net earnings per diluted share were benefited by approximately $0.06 per share and $0.20 per share, respectively, compared to the same periods in fiscal 2006 as a result of reduced shares outstanding from the repurchase of our common stock.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 3,	August 4,	August 3,	August 4,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	64.4	63.6	64.7
Gross profit	37.1	35.6	36.4	35.3
Selling, general, and administrative expense	(23.1)	(22.7)	(22.6)	(22.6)
Interest expense	(1.0)	(1.0)	(1.0)	(0.9)
Other income, net	0.4	0.6	0.4	0.4
Provision for income taxes	(4.5)	(4.1)	(4.4)	(3.9)
Net earnings	8.9%	8.4%	8.8%	8.3%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date period of fiscal 2007 were up slightly by 0.2 percent and 2.5 percent, respectively, from the same periods in the prior fiscal year. Favorable currency exchange rates accounted for approximately $4 million and $18 million of the sales growth for the third quarter and year-to-date period of fiscal 2007, respectively. Disregarding currency exchange effects, international sales for the third quarter and year-to-date period of fiscal 2007 increased 2.0 percent and 5.4 percent, respectively, compared to the same periods in fiscal 2006. Professional segment products worldwide were strong as a result of continued demand in international markets, particularly in the golf market, and the successful introduction of new products. Landscape contractor equipment sales also increased for the third quarter comparison due to strong retail demand; however, sales of landscape contractor equipment were down for the year-to-date period comparison due to efforts to reduce field inventory levels, which were down as of the end of the third quarter of fiscal 2007 compared to same period last year. Residential segment net sales were down for the third quarter and year-to-date periods of fiscal 2007 compared to the same periods in fiscal 2006 as a result of lower worldwide shipments of snow thrower products due to the lack of snowfall during the winter season of 2006-2007 in key markets, somewhat offset by the introduction of our new innovative riding and walk power mower products. Other segment net sales were up for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 but were down for the year-to-date period of fiscal 2007 compared to the year-to-date period of fiscal 2006 due to lower sales at a company-owned distributorship.

Gross Profit

Gross profit for the third quarter and year-to-date period of fiscal 2007 increased 4.2 percent and 5.6 percent, respectively, compared to the same periods in the prior fiscal year due to increased sales. As a percentage of net sales, gross profit for the third quarter and year-to-date period of fiscal 2007 increased to 37.1 percent and 36.4 percent, respectively, compared to 35.6 percent and 35.3 percent for the third quarter and year-to-date period of fiscal 2006, respectively. The increase in gross profit as a percentage of net sales was the result of the following factors: (i) increased sales of higher-margin products; (ii) cost reduction efforts, including benefits from past and continuing profit improvement initiatives; (iii) a weaker US dollar compared to the other worldwide currencies in which we transact business; and (iv) price increases on some products. Somewhat offsetting those positive factors were: (i) higher manufacturing costs from lower plant utilization as we curtailed production levels in an effort to lower inventory levels and (ii) higher commodity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense (SG&A) increased for the third quarter and year-to-date period of fiscal 2007 by 1.8 percent and 2.5 percent, respectively, from the same periods in the prior fiscal year. SG&A as a percentage of net sales for the third quarter of fiscal 2007 increased to 23.1 percent compared to 22.7 percent for the third quarter of fiscal 2006, and was even as a percentage of net sales for the year-to-date period of both fiscal 2007 and fiscal 2006 at 22.6 percent. The increase in SG&A expense as a percentage of net sales for the third quarter comparison was due primarily to lower self-insurance costs last year as a result of favorable claims experience, somewhat offset by a decline in warranty expense due to the reversal of a special warranty provision.

Interest Expense

Interest expense for the third quarter and year-to-date period of fiscal 2007 increased by 6.0 percent and 8.1 percent, respectively, from the same periods in the prior fiscal year. These increases were due primarily to higher average debt levels and slightly higher average interest rates.

Other Income, Net

Other income, net for the third quarter of fiscal 2007 decreased $0.8 million compared to the third quarter of fiscal 2006. This decline was due mainly to lower financing revenue. Other income, net for the year-to-date period of fiscal 2007 was down $0.3 million compared to the same period last fiscal year. This decrease was due mainly to a litigation settlement recovery we received last fiscal year and lower financing revenue, somewhat offset by higher interest income and lower losses on investments in fiscal 2007 compared to fiscal 2006.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2007 was 33.4 percent compared to 32.6 percent in the third quarter of fiscal 2006. The effective tax rate for the year-to-date period of fiscal 2007 was 33.4 percent compared to 32.4 percent for the same period in the prior fiscal year. The increase in the effective tax rate was due to a favorable resolution of tax matters from prior years’ tax returns last fiscal year as well as the accelerated phase-out of benefits for foreign export incentives as compared to the phase-in benefit for the domestic manufacturing credit.

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

The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	August 3,	August 4,
	2007	2006	$ Change	% Change
Professional	$332,014	$319,733	$12,281	3.8%
Residential	132,981	145,308	(12,327)	(8.5)
Other	13,712	12,820	892	7.0
Total *	$478,707	$477,861	$846	0.2%

* Includes international sales of:	$120,319	$113,651	$6,668	5.9%

	Nine Months Ended
(Dollars in thousands)	August 3,	August 4,
	2007	2006	$ Change	% Change
Professional	$1,052,013	$1,012,436	$39,577	3.9%
Residential	463,043	463,786	(743)	(0.2)
Other	29,392	30,283	(891)	(2.9)
Total *	$1,544,448	$1,506,505	$37,943	2.5%

* Includes international sales of:	$441,793	$402,000	$39,793	9.9%

     The following table summarizes operating earnings (loss) before income taxes by segment:
	Three Months Ended
(Dollars in thousands)	August 3,	August 4,
	2007	2006	$ Change	% Change
Professional	$70,887	$62,474	$8,413	13.5%
Residential	8,246	8,752	(506)	(5.8)
Other	(15,293)	(11,426)	(3,867)	(33.8)
Total *	$63,840	$59,800	$4,040	6.8%

	Nine Months Ended
(Dollars in thousands)	August 3,	August 4,
	2007	2006	$ Change	% Change
Professional	$227,737	$208,311	$19,426	9.3%
Residential	40,055	32,037	8,018	25.0
Other	(63,704)	(56,020)	(7,684)	(13.7)
Total *	$204,088	$184,328	$19,760	10.7%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date period of fiscal 2007 were up 3.8 percent and 3.9 percent, respectively, compared to the same periods last fiscal year. This increase was due primarily to strong international professional segment net sales, which were up 12.4 percent and 14.1 percent in the third quarter and year-to-date period of fiscal 2007, respectively, compared to the same periods last fiscal year due to continued demand and growth in international markets, particularly in the golf market, the success of new products introduced within the past two years, and a weaker US dollar compared to the other worldwide currencies in which we transact business. However, sales of domestic golf irrigation systems were down for the third quarter and year-to-date period comparisons due to a delay in golf course projects to later in the fiscal year and softness in golf community developments. Sales of domestic golf and sports field and grounds equipment were also down for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 as a result of customers’ efforts to lower field inventory levels, which are lower as of the end of the third quarter of fiscal 2007 compared to the same period last fiscal year. On a positive note, sales of domestic golf and sports field and grounds equipment were up for the year-to-date period of fiscal 2007 compared to the year-to-date period of fiscal 2006, due to new product introductions and higher retail demand. Shipments of landscape contractor equipment increased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 due to strong retail demand. However, sales of landscape contractor equipment were down for the year-to-date period comparison due mainly to efforts to reduce field inventory levels, which are lower as of the end of the third quarter of fiscal 2007 compared to the same period last year.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date period of fiscal 2007 increased 13.5 percent and 9.3 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margins increased to 21.4 percent compared to 19.5 percent in the third quarter of fiscal 2006, and the fiscal 2007 year-to-date professional segment operating margins increased to 21.6 percent compared to 20.6 percent last fiscal year. This profit improvement was the result of higher gross margins in the fiscal 2007 periods compared to the fiscal 2006 periods due to the same factors discussed previously in the Gross Profit section above. SG&A expense as a percentage of net sales was down for the third quarter comparison due mainly to a decline in warranty expense as a result of a one-time reversal of a special warranty provision in the third quarter of fiscal 2007 compared to a one-time charge for a warranty special provision in the third quarter of the prior fiscal year. However, SG&A expense as a percentage of net sales increased for the year-to-date comparison, which was due mainly to increased warranty expense and engineering spending.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date period of fiscal 2007 were down 8.5 percent and 0.2 percent, respectively, compared to the same periods last fiscal year. This decrease was due primarily to lower worldwide shipments of snow thrower products as the result of the lack of snowfall during the winter season of 2006-2007 in key markets, which has resulted in customers ordering product closer to retail demand. Therefore, we anticipate sales of snow thrower products to be higher in the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006 as well as from the introduction of a new line of single-stage snow thrower products. Sales of electric trimmers were also down due to lost placement at a key retailer, and shipments of retail irrigation products declined due to unfavorable weather conditions in key markets. Somewhat offsetting the sales decline was strong worldwide demand for our new generation zero-turn radius riding mowers and the successful introduction of a new line of walk power mowers.

Operating Earnings. Operating earnings for the residential segment in the third quarter of fiscal 2007 decreased 5.8 percent compared to the third quarter of fiscal 2006; however, fiscal 2007 year-to-date operating earnings were up by 25.0 percent compared to the same period last fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 6.2 percent in the third quarter of fiscal 2007 compared to 6.0 percent in the third quarter of fiscal 2006, and fiscal 2007 year-to-date residential segment operating margin increased to 8.7 percent compared to 6.9 percent in the same period last fiscal year. The operating earnings increase for the third quarter comparison was due to higher gross margins, somewhat offset by slightly higher SG&A expense as a percentage of net sales. Operating earnings for the year-to-date period of fiscal 2007 compared to the year-to-date period of fiscal 2006 also increased due to lower SG&A expense as a percentage of net sales due primarily to lower warranty costs as a result of the reversal of a special warranty provision, and lower spending for marketing.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. Net sales for the other segment were up 7.0 percent for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 due to increased sales at our company-owned distributorships. However, net sales for the year-to-date period of fiscal 2007 compared to the same period last fiscal year were down by 2.9 percent due mainly to lower sales at a company-owned distributorship.

Operating Losses. Operating losses for the other segment were up for the third quarter and year-to-date period of fiscal 2007 by $3.9 million or 33.8 percent and $7.7 million or 13.7 percent, respectively, compared to the same periods last fiscal year. The increased losses were due primarily to: (i) lower self-insurance costs last fiscal year as a result of favorable claims experience; (ii) higher legal expenses; (iii) lower financing revenue; and (iv) increased interest expense.

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
     Average receivables for the first nine months of fiscal 2007 increased 2.8 percent compared to the first nine months of fiscal 2006 on a sales increase of 2.5 percent. Our average days sales outstanding for receivables were slightly up to 74.9 days based on sales for the last twelve months ended August 3, 2007, compared to 74.0 days for the twelve months ended August 4, 2006. This increase was due mainly to a higher proportion of international sales that have longer payment terms. Average inventory levels also increased by 4.9 percent for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006; however, inventory levels were down by 4.5 percent as of August 3, 2007 compared to August 4, 2006, as we curtailed production levels in an effort to lower inventory levels. As a result of these increases, the average net working capital for the twelve months ended August 3, 2007 was 29.7 percent compared to 29.1 percent for the twelve months ended August 4, 2006, an unfavorable change of 0.6 percentage points.

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
     Our Board of Directors approved a cash dividend of $0.12 per share for the third quarter of fiscal 2007 paid on July 12, 2007, which was an increase over our cash dividend of $0.09 per share for the third quarter of fiscal 2006.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2007 was 31.1 percent higher than the first nine months of fiscal 2006 due primarily to lower receivables and inventory levels and higher net earnings, somewhat offset by a decrease of accounts payable and accrued liabilities for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Cash used in investing activities increased by $12.6 million compared to the first nine months of fiscal 2006, due mainly to an increase of purchases of property, plant, and equipment as well as cash received last fiscal year for payments of note receivables. Cash used in financing activities for the first nine months of fiscal 2007 was lower by $47.2 million compared to the first nine months of fiscal 2006 due to proceeds received from the issuance of 30-year senior notes in April 2007 and lower levels of our common stock repurchased in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, somewhat offset by repayments of short-term and long-term debt. Cash and cash equivalents increased $69.4 million as of August 3, 2007 compared to August 4, 2006 as a result of additional net proceeds from the issuance of the senior notes in April 2007 less the payment of the $75 million long-term notes paid in June 2007 plus an increase of cash provided by operations.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between February and May. Seasonal cash requirements are financed from operations and with short- and medium-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in January 2012. Interest expense on these credit lines is determined based on a LIBOR rate plus a basis point spread defined in the credit agreements. In addition, our non-U.S. operations and a domestic subsidiary also maintain unsecured short-term lines of credit of approximately $15 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreements. Average short-term debt was $65.2 million in the first nine months of fiscal 2007 compared to $56.7 million in the first nine months of fiscal 2006, an increase of 14.9 percent. This increase was primarily due to funding a majority of our deferred compensation plans during the first quarter of fiscal 2007 and additional working capital requirements as a result of higher average receivable and inventory levels in the first half of fiscal 2007 compared to the first half of fiscal 2006. As of August 3, 2007, we had $188.3 million of unutilized availability under our credit agreements.

     On April 26, 2007, we issued $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1.9 million associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1.5 million will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually, on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with our other unsecured and unsubordinated indebtedness from time to time outstanding. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. We may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of our company and (ii) a downgrade of the notes below an investment grade rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase. We used the proceeds from the issuance of the senior notes to pay $75.0 million outstanding principal amount of 7.125% notes that were due on June 15, 2007 as well as for general corporate uses.
     Significant financial covenants in our credit agreements are interest coverage and debt to capitalization ratios. We were in compliance with all covenants related to our credit agreements as of August 3, 2007, and expect to be in compliance with all covenants during the remainder of fiscal 2007. If we were out of compliance with any covenant required by our credit agreements following the applicable period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit agreements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under the credit agreements could increase, but the credit commitments could not be cancelled by the banks based only on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged for the third quarter of fiscal 2007 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements generally relate to customer financing activities, inventory purchase commitments, operating lease commitments, and currency contracts. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. There has been no material change in this information, except for changes to long-term debt and interest payments resulting from our senior note issuance. Contractual obligations for long-term debt and interest payments as of August 3, 2007 are as follows: less than 1 year, $16.1 million; 1-3 years, $32.2 million; 3-5 years, $32.2 million; more than 5 years, $634.2 million.

Inflation

We are subject to the effects of inflation and changing prices. In the first nine months of fiscal 2007, average prices paid for most commodities were slightly higher compared to the first nine months of fiscal 2006, which resulted in a slight negative impact on our gross profit and net earnings. We expect average commodity prices to continue to trend slightly higher for the remainder of fiscal 2007 compared to fiscal 2006. We will continue to attempt to mitigate the impact of commodity prices and other inflationary pressures through proactive vendor negotiations, by actively pursuing internal cost reduction efforts, and introducing moderate price increases on some products.

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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse and improper use. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

Sales Promotions and Incentives. At the time of sale to a customer, we record an estimate for sales promotion and incentive costs, which are classified as a reduction from gross sales or as a component of SG&A. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, floor planning, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if the customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

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

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to SG&A in the period that we made such a determination.

Subsequent Event

Subsequent to the last day of our fiscal 2007 third quarter on August 16, 2007, the company completed the acquisition of Rain Master Irrigation Systems, Inc., a manufacturer of irrigation central controllers and other products for the commercial landscape market with annual sales of approximately $10 million.

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value. We will adopt the provisions of SFAS No. 157 during the first quarter of fiscal 2009, as required. We are currently evaluating the requirements of SFAS No. 157 and, we do not expect this new pronouncement will have a material impact on our consolidated financial condition or results of operations.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will adopt the provisions of this interpretation as of November 1, 2007, as required. We are currently evaluating the requirements of FIN No. 48, and we do not expect this new pronouncement will have a material impact on our consolidated financial condition or results of operations.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web sites, or otherwise.  Statements that are not historicalare forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “optimistic”, “plan”, “anticipate”, “estimate”, “believe”, “should”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation on our business, operating results, and financial condition.
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

•
We face intense competition in all of our product lines, including some competitors that have greater operations and financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

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
•
We manufacture and purchase our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities could adversely affect our business and operating results.

•
We intend to grow our business in part through additional acquisitions, alliances, and joint venture arrangements, which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions, alliances, and joint ventures.

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recent filed Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended May 4, 2007.
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

     We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and nine months ended August 3, 2007, the amount of losses reclassified to earnings for such cash flow hedges was $0.3 million and $0.6 million, respectively. For the nine months ended August 3, 2007, the losses treated as a reduction to net sales for contracts to hedge trade sales were $1.3 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.7 million.

     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2007 and fiscal 2008. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net for the nine months ended August 3, 2007 were as follows:
Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.8251	$39,980.3	$(1,210.7)	$(899.7)
Buy US dollar/Sell Canadian dollar	0.9364	5,103.4	(64.6)	132.0
Buy US dollar/Sell Euro	1.3548	90,803.8	(993.6)	(910.3)
Buy US dollar/Sell British pound	2.0300	9,540.9	-	(3.0)
Buy Australian dollar /Sell US dollar	0.8366	1,171.2	-	22.7
Buy Japanese yen /Sell US dollar	119.0000	42.0	-	0.1
Buy Mexican peso/Sell US dollar	11.2957	13,810.6	250.4	722.7

Interest Rate Risk. We are exposed to interest rate risk arising from transactions that are entered into during the normal course of business. Our short-term debt rates are dependent upon LIBOR plus a basis point spread defined in our credit agreements. See our most recently filed Annual Report on Form 10-K (Item 7A). There has been no material change in this information.
     During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year US Treasury security with a principal balance of $30 million for two of the agreements and $40 million for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $0.2 million. This loss is recorded in accumulated other comprehensive loss, which will be amortized to interest expense over the 30 year term of the senior notes.

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal third quarter ended August 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the United States Patent and Trademark Office (USPTO) to have Textron’s patents reexamined. Our reexamination applications are pending in the USPTO. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While we do not believe that the lawsuit will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results for a particular period.
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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (Part I, Item 1A) and our Quarterly Report on Form 10-Q for the quarter ended May 4, 2007 (Part II, Item 1A). There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2007 stock repurchase activity.

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

May 5, 2007 through June 1, 2007	544,834		$52.26	544,834	3,046,563

June 2, 2007 through June 29, 2007	-		-	-	3,046,563

June 30, 2007 through August 3, 2007	1,551	(3)	61.82	-	3,046,563

Total	546,385		$52.28	544,834	3,046,563

(1)
On July 18, 2006, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 544,834 shares during the periods indicated above under this program. There are 46,563 shares remaining for repurchase under this program.

(2)
On May 22, 2007, the company’s Board of Directors authorized the repurchase of an additional 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were purchased during the periods indicated above under this program.

(3)
Includes 1,551 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $61.82 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,551 shares were not repurchased under the company’s repurchase programs described in footnotes (1) and (2) above.

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

THE TORO COMPANY
(Registrant)

Date: September 10, 2007	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)