Form 10-K
period 2007-10-31
TORO CO
filed 2007-12-21
CIK 737758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended October 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on May 4, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.1 billion.

The number of shares of Common Stock outstanding as of December 13, 2007 was 38,253,743.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held March 11, 2008 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1.            BUSINESS

Introduction

The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms “company,” “Toro,” “we,” “us,” and “our” refer to The Toro Company and its subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, telephone number (952) 888-8801. Our Internet address for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our web sites or connected to our web sites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

We design, manufacture, and market professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro Tractor, and we introduced our first lawn mower for residential use in 1939. We have continued to enhance our product lines ever since. We classify our operations into two reportable segments: professional and residential. A third segment called “other” consists of domestic company-owned distributorships, corporate functions, and Toro Credit Company, a wholly owned financing subsidiary. Net sales of our segments accounted for the following approximate percentages of our consolidated net sales for fiscal 2007: Professional, 68 percent; Residential, 30 percent; and Other, 2 percent.

Our products are advertised and sold at the retail level under the primary trademarks of Toro®, Exmark®, Irritrol®, Lawn-Boy®, Hayter®, Pope®, and Lawn Genie®, most of which are registered in the United States and/or in the principal foreign countries where we market our products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot.

We emphasize quality and innovation in our products, customer service, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for engineering and research in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenue has historically been, and we expect it to continue to be, attributable to new and enhanced products. At the same time, we plan to pursue targeted acquisitions using a disciplined approach that adds value to our existing brands and product portfolio. Our mission is to be the leading worldwide provider of outdoor landscaping products, support services, and integrated systems that help customers preserve and beautify their outdoor landscapes with environmentally responsible solutions of customer-valued quality and innovation. Additional information on our next-generation initiative is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for landscapes, agricultural fields, turf care maintenance, and residential demands. The following is a summary of our products by market for the professional segment and our products for the residential segment:

Professional – We design professional turf and agricultural products and market them worldwide through a network of distributors and dealers as well as directly to government customers and rental companies. Products are sold by distributors and dealers to professional users engaged in creating landscapes, irrigating agricultural fields, and maintaining turf, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes.

Landscape Contractor Market. Products for the landscape contractor market include zero-turn radius riding mowers, 21-inch heavy-duty walk behind mowers, mid-size walk behind mowers, and compact utility loaders. These products are sold through distributors and dealers, and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under multiple brands. In fiscal 2007, we introduced the Toro T2 T-Bar Hydro, a mid-size commercial walk-behind mower that features our easy-to-use T2 T-Bar steering controls and high performance Turboforce® cutting deck technology. In fiscal 2007, we also introduced the Toro Z Master® Z300 PRO Series sub-compact zero-turn radius riding mowers, combining the productivity of a zero-turn radius rider and the accessibility of a walk-behind mower, and the Exmark Quest®, a zero-turn radius riding mower that delivers commercial grade features to homeowners seeking professional results.

Our compact utility loaders are cornerstone products for the Toro Sitework Systems product line. These products are designed to improve efficiency in the creation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes.

Sports Fields and Grounds Market. Products for the sports fields and grounds market include riding rotary units with cutting widths ranging from 21 inches to 16 feet, aerators, attachments, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, municipal properties, and residential and commercial landscapes. In fiscal 2007, we introduced the Groundsmaster® 7200/7210, featuring the Toro Polar Trac™ System that transforms this zero-turn radius rotary mower into a snow removal machine and the Toro Quick Attachment System that enables attachment changes without the use of tools.

Residential/Commercial Irrigation Market. Turf irrigation products we market under multiple brands include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed as new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. We also offer wireless rain and freeze switches on some products in an effort to conserve water usage. Our IntelliSense™ and Rain Master™ controllers self-adjust their watering schedules based on current environment conditions. In fiscal 2007, we introduced the TDC Series Advanced Two Wire Decoder Control, featuring an innovative two-wire communication path to buried decoders that eliminates the costs associated with traditional wire bundles and enables easy installation and expansion.

Golf Course Market. Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. We also manufacture and market underground irrigation systems, including sprinkler heads and controllers that activate electric, battery-operated, or hydraulic valves. Our professional irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP™ Satellite also provides an upgrade path to customers with existing controllers. In late fiscal 2006, we introduced the Reelmaster® 5010 Series of reel mowers for golf course fairways, featuring Dual Precision Adjustment cutting units and the CrossTrax™ all-wheel drive system. In fiscal 2007, we introduced the Toro DT Series of golf rotors, featuring dual trajectory and full- and part-circle adjustments.

Micro-Irrigation Market. Products for the micro-irrigation market include emission devices that regulate flow for drip irrigation, including Aqua-TraXX® drip tape, patented Aqua-TraXX® PC (pressure-compensating), Blue Stripe® polyethylene tubing, and Drip In® drip line, all used in agriculture, mining, and landscape applications. These products are sold primarily through dealers and distributors who then sell to end users for use primarily in vegetable fields, fruit and nut orchards, vineyards, and landscapes. We also offer a product life-cycle management program that includes an industry-first recycling service and permanent identification for ease of installation. In fiscal 2007, we introduced the Aqua-Traxx® Ultra Low Flow Premium Drip Tape that reduces the amount of water applied to a field, preventing infiltration and runoff for growers on heavy or tight soils.

Residential – We market our residential products to homeowners through a variety of distribution channels, including dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. These products are sold mainly in North America, Europe, and Australia, with the exception of snow removal products, which are sold primarily in North America and Europe. We also license our trade name to other manufacturers and retailers on certain products as a means of expanding our brand presence.

Walk Power Mower Products. We manufacture and market numerous walk power mower models under multiple brands, including the Pope brand in Australia and the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, ability to mulch, bag or side discharge grass clippings, cast aluminum or steel decks, controls, and power sources, and are either self-propelled or push mowers. Toro brand lawn mowers are backed by our “Guaranteed To Start” program. We also offer a line of rear roller walk power mowers, a design that provides a striped finish for the United Kingdom market. In fiscal 2007, we introduced an enhanced line of Toro Super Recycler® walk power mowers, featuring the “Quick Connect” bagging system and the “Quick Change” mulching system that converts from bagging to mulching effortlessly with no loose parts. In addition, these new innovative walk power mowers feature the “Quick Wash” wash-out port for easy cleaning and two of the models feature the Key-Lectric® electric start that starts the mower at the turn of a key. In fiscal 2007, we also introduced the Toro Multicycler line of walk power mowers to the European market, featuring our Recycle-on-Demand mulching technology, and the Lawn-Boy Insight™ Platinum Series of walk-behind mowers, featuring fully enclosed transmissions, cast aluminum decks, and a five-year warranty.

Riding Products. We manufacture and market riding products under multiple brands. We also manufacture riding mower products plus attachments for a third party under a private label agreement. Riding mowers and tractors include a rear engine riding mower manufactured and sold in the European market; lawn tractor models; and garden tractor models. Many models are available with a variety of decks and accessories. Recycler cutting decks are available on some models. Models can be equipped with automatic or hydrostatic transmissions. In recent years, we introduced a new line of riding products, the TimeCutter® zero-turning radius riding mowers. In fiscal 2007, we introduced the redesigned Toro TimeCutter® Z Series of zero-turning radius riding mowers, featuring larger engines and deck options and other enhancements designed to further reduce mowing time for homeowners.

Home Solutions Products. We design and market home solutions products under multiple brands, including electric and battery operated flexible line grass trimmers, electric blowers, electric blower-vacuums, and electric snow throwers. In fiscal 2007, we introduced three new electric blower-vacuum models, featuring a more powerful air force and an improved flow rate.

Retail Irrigation Products. We design and market underground retail irrigation products under multiple brands. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. These products are designed for homeowner installation and include sprinkler heads, valves, and electronic and mechanical timers. Our ECXTRA™ sprinkler timers can be used with a home computer, and our Scheduling Advisor™ recommends the proper watering schedule based on the local weather, plant type, and sprinkler. We also design and market drip irrigation systems for residential landscapes and gardens.

Gas Snow Removal Products. We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models under multiple brands. Single-stage snow throwers are walk behind units with lightweight two- and four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology. Our large two-stage snow throwers are designed for relatively large areas of deep, heavy snow falls and use two- and four-cycle engines. Our two-stage snow throwers include a line of innovative models featuring the Power Max® auger system for enhanced performance and the Quick Stick® chute control technology. In fiscal 2007, we introduced the Power Clear™ single-stage snow thrower to the North American and European markets, featuring our Quick Shoot™ control system that enables operators to quickly change snow throwing direction, and an innovative pivoting scraper that keeps the rotor in constant contact with the pavement.

Financial Information About Foreign Operations and Business Segments

We manufacture our products in the United States, Mexico, Australia, Italy, and the United Kingdom for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Switzerland. New product development is pursued primarily in the United States. Our net sales outside the United States were 29.0 percent, 27.0 percent, and 24.8 percent of total consolidated net sales for fiscal 2007, 2006, and 2005, respectively.

A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this report. For additional financial information regarding our foreign operations and each of our segments, see Note 11 of the notes to our consolidated financial statements, section entitled “Segment Data,” included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

In order to utilize our manufacturing facilities and technology more effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods, which are intended to streamline work and eliminate waste. We also have some flexible assembly lines that can handle a wide product mix and deliver products to meet customer demand. Additionally, we spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technology, enhanced environmental management systems, SKU consolidation, safety improvements, and better supply-chain management. We also manufacture products sold under a private label agreement to a third party on a competitive basis, and we have agreements with other third party manufacturers to manufacture products on our behalf.

Our professional products are manufactured throughout the year. Our residential lawn and garden products are also generally manufactured throughout the year. However, our residential snow removal equipment products are generally manufactured in the summer and fall months. Our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production.

Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. In fiscal 2007, we continued to roll-out a pull-based production system at some of our manufacturing facilities to better synchronize the production of our products to meet customer demand at just the right time. Along with improved service levels for our participating suppliers and distributors, the program has resulted in inventory reductions through the distribution system.

We periodically shut down production to allow for maintenance, rearrangement, and capital equipment installation at our manufacturing facilities. Capital expenditures for fiscal 2008 are expected to be approximately $45 to $50 million, which is approximately $3 to $8 million higher than fiscal 2007 capital expenditures, as we expect to continue to invest in tooling for new products and manufacturing equipment.

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology could be slow to be accepted or not accepted by the marketplace. We attempt to mitigate this risk through our focus on and commitment to understanding our customers’ needs and requirements. We are investing more time upfront with customers, using “Voice of the Customer” tools to ensure we develop innovative products that meet or exceed customer expectations. We are also utilizing Design for Manufacturing and Assembly (DFMA) tools and enhancing our New Product Development System to ensure early manufacturing involvement in new product designs to reduce production costs. DFMA focuses on reducing the number of parts required to assemble new products as well as designing products to move more efficiently through the manufacturing process. We are also making several improvements to our engineering process as part of our Lean initiatives.

Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $59.9 million (3.2 percent of net sales) in fiscal 2007, $57.3 million (3.1 percent of net sales) in fiscal 2006, and $52.6 million (3.0 percent of net sales) in fiscal 2005. In fiscal 2008, we anticipate engineering and research costs to increase compared to fiscal 2007 as we plan to continue to invest in engineering, research, and new product development.

Raw Materials

Most of the components of our products are commercially available from a number of sources and are in adequate supply. Therefore, we are generally not dependent on any one supplier, except for engines from Japanese suppliers used in some of our professional segment products.

In fiscal 2007, we experienced no significant work stoppages as a result of shortages of raw materials or commodities. The highest value component costs are generally engines, steel, transmissions, transaxles, hydraulics, electric motors, and plastic resin purchased from several suppliers around the world. We have some long-term commitments for the purchase of various component parts and raw materials that management believes are unlikely to be terminated prematurely.

During fiscal 2007, we continued to experience an increase in commodity costs, which hampered our gross margin growth rate in fiscal 2007 compared to fiscal 2006. We have offset and expect to continue to mitigate in part the impact of these increased costs by engaging in proactive vendor negotiations and internal cost reduction efforts, reviewing alternative sourcing options, and introducing moderate price increases on some products.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty length varies depending on whether product usage is for “residential” or “professional” applications within individual product lines. Some products have an over-the-counter exchange option and some have a 30-day satisfaction guarantee. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse and improper use. An authorized Toro, Lawn-Boy, Hayter, Exmark, or Pope distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. At the time of sale, we accrue a warranty reserve based on, among other factors, historical claims experience by individual product lines for estimated costs in connection with future warranty claims. Warranty reserves are also accrued for major rework campaigns and product recalls. Service support outside of the warranty period is provided by independent Toro, Lawn-Boy, Hayter, or Exmark distributors and dealers at the customer’s expense. We also sell extended warranty coverage on select products for a prescribed period after the original factory warranty period expires.

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

Patents

We hold patents in the United States and foreign countries and apply for patents as applicable. Although we believe our patents are valuable and patent protection is beneficial, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents.

To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review certain patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

Seasonality

Sales of our residential products, which accounted for approximately 30 percent of total consolidated net sales in fiscal 2007, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season on the West Coast, in Southern states, and in our markets in the Southern hemisphere, such as Australia, Latin America, and parts of Asia continue for a longer portion of the year than in Northern regions of the world.

Overall, worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and then decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from operations and with our bank credit lines. Peak borrowing generally occurs between January and April.

The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2007		Fiscal 2006
	Net	Net	Net	Net
Quarter	Sales	Earnings	Sales	Earnings
First	20%	13%	20%	11%
Second	37	53	36	54
Third	25	30	26	31
Fourth	18	4	18	4

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

Toro and Lawn-Boy residential products, such as walk power mowers, riding products, and snow throwers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers throughout the United States. Walk power mowers, snow throwers, and riding products are also sold directly to dealers, hardware retailers, home centers, and mass retailers. Home solutions products and retail irrigation products are primarily sold directly to home centers, mass retailers, hardware retailers, and dealers. We also sell selected residential products over the Internet, mainly through Internet retailers. Internationally, residential products are sold direct to retail dealers and mass merchandisers in Australia, Belgium, Canada, and the United Kingdom. In most other countries, products are mainly sold to distributors for resale to dealers and mass retailers.

Worldwide, professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. We also sell some professional segment products directly to government customers and rental companies. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Compact utility loaders and attachments are sold directly to dealers and large rental companies. Exmark products are also sold direct to dealers in certain regions of the United States.

We currently own two domestic distribution companies. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations, and to test and deploy new strategies and business practices that could be replicated by our independent distributors. These distribution companies sell professional and residential products directly to retail dealers and customers in the United States and a majority of their revenues are derived from Toro-manufactured products.

Our distribution systems are intended to assure quality of sales and market presence, as well as effective after-purchase service and support. We believe our distribution network provides a competitive advantage in marketing and selling our products.

Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, Irritrol®, Lawn-Boy®, Hayter®, Lawn Genie®, Pope®, and Rain Master™ products.

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

Customers

Overall, we believe that in the long-term we are not dependent on any single customer. However, The Home Depot accounted for greater than 10 percent of our total consolidated net sales in fiscal 2007, 2006, and 2005. The residential segment of our business is dependent on The Home Depot as a customer. While the loss of any substantial customer, including The Home Depot, could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders, and not necessarily an indicator of our expected results for the first fiscal quarter of fiscal 2008 or our fiscal 2008 sales growth. The approximate backlog of orders believed to be firm as of October 31, 2007 and 2006 was $70.0 million and $120.6 million, respectively, a decrease of 42 percent. This decline was primarily due to our domestic customers purchasing product closer to retail demand because of the uncertainty of the economy. Residential segment open orders for snow thrower products were also down compared to last fiscal year due to customers’ uncertainty of the upcoming snow season because of lower levels of snow fall during the 2006-2007 winter season in key markets. In addition, backlog of orders for our international businesses were also down as of October 31, 2007 compared to October 31, 2006 due to international customers placing orders in the first quarter of fiscal 2008 instead of the fourth quarter of fiscal 2007. We expect the existing backlog of orders will be filled in early fiscal 2008.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are pricing, product innovation, quality and reliability, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. Pricing has become an increasingly important competitive factor for a majority of our products. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, many of which have greater operational and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we focus on Lean manufacturing methods, we have a strong focus in maintaining landscapes, and our distribution channels position us well to compete in various markets.

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

Environmental Matters and Other Governmental Regulation

We are subject to a wide variety of federal, state, international, and other governmental laws, rules, and regulations. These laws, rules, and regulations may affect the way we conduct our operations, and failure to comply with these regulations could lead to fines and other penalties. We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

The European Union (EU) has adopted the following environmental directives: Waste Electrical and Electronic Equipment

(WEEE) and Restriction on the use of Hazardous Substances (RoHS). Both directives are transposed into legislation in the 27 EU member states. The WEEE directive mandates the labeling, collection, and disposal of electrical and electronic equipment. The RoHS directive bans the sale of electrical and electronic equipment containing certain, or certain levels of, hazardous substances, such as lead, mercury, chromium, cadmium, and brominated-flame retardants. We believe that we are in substantial compliance with these regulations.

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

Our residential products are subject to various United States statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. We are also subject to international, federal and state environmental, occupational safety, transportation, and other regulations. We believe we are in substantial compliance with all such regulations, none of which has had a material adverse effect on our operations or business.

Customer Financing

Wholesale Financing – Toro Credit Company, our wholly owned finance subsidiary, provides financing for select products we manufacture for North American Toro distributors and approximately 180 selected U.S. dealers. Toro Credit Company purchases select receivables from our distributors for extended periods that assist the distributors and dealers to carry representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. A security interest is retained in the distributors’ and dealers’ inventories, and those inventories are monitored regularly. Terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

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

End-User Financing – We have agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers and micro-irrigation customers in North America, Europe, and Australia. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.

We also have a multi-year agreement with a third party financing company to provide financing programs under a private label program in the U.S. This program, offered primarily to Toro and Exmark dealers, provides end-user customers a revolving line of credit for Toro and Exmark products, parts, and services.

Distributor Financing – Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or ownership changes.

Employees

During fiscal 2007, we employed an average of 5,320 employees. The total number of employees as of October 31, 2007 was 5,273. We consider our employee relations to be good. Three collective bargaining agreements cover approximately 17 percent of these employees. These three agreements expire in October 2008, May 2010, and October 2010. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

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

We make available, free of charge on our Internet web site www.thetorocompany.com (select the “Investor Information” link and then the “Financials” link), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements on Schedule 14A, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Corporate Governance – We have a Code of Ethics for the CEO and Senior Financial Officers, a Code of Conduct for all employees, and a Board of Directors Business Ethics Policy Statement. Copies of these documents are posted on our website at www.thetorocompany.com (select the “Investor Information” link and then the “Corporate Governance” link). If we amend or grant any waivers to the codes that are applicable to our executive officers, which we do not anticipate doing, we have committed that we will post the amendments or waivers on our web site under “Corporate Governance.”

We also make available, free of charge on our web site at www.thetorocompany.com (select the “Investor Information” link and then the “Corporate Governance” link) and in print to any stockholder who requests, our corporate governance guidelines and the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Governance Committee, and Finance Committee of our Board of Directors. Requests for copies can be directed to Investor Relations, telephone: (952) 887-7141.

We have furnished to the SEC the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31(a) and 31(b) to this report. We have filed with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 3030A.12(a) on March 21, 2007.

Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “outlook”, “optimistic”, “anticipate”, “plan”, “estimate”, “believe”, “should”, “could”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations as well as new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position, or future financial performance are described in this report in Part I, Item 1A, “Risk Factors.” We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including in Part I, Item 1A, “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including in Part I, Item 1A, “Risk Factors,” are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.

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

Changes in economic conditions and outlook in the United States and around the world could adversely affect our net sales.

The demand for our products is dependent upon economic conditions and outlook, including but not limited to economic growth rates; slow downs or reductions in home ownership, construction, and home sales; consumer spending levels; employment rates; interest rates; inflation; consumer confidence; and general economic and political conditions and expectations in the United States and the foreign economies in which we conduct business. Inflationary pressures, higher fuel prices, higher short-term and mortgage interest rates, and a negative economic outlook could cause consumers to reduce spending, which could have an adverse effect on our net sales and earnings.

Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

We purchase raw materials, such as steel, aluminum, fuel, petroleum-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. Increases in the cost of such raw materials and components may adversely affect our profit margins if we are unable to pass along any cost increases in the form of price increases or otherwise reduce our cost of goods sold. In the past, the benefits from our internal cost reduction efforts, as well as proactive vendor negotiations, reviewing alternative sourcing options, and moderate price increases on some of our products, have offset a portion of increased raw material and component costs. However, we cannot commit that we will be able to continue to offset increased costs in the future. Although most of the raw materials and components of our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components, our inability to obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business. Increases in our other costs of doing business may also adversely affect our profit margins and business. For example, an increase in fuel costs may also result in an increase in our transportation costs, which also could adversely affect our operating results and business.

Weather conditions may reduce demand for some of our products and adversely affect our net sales.

From time to time, weather conditions in a particular geographic region may adversely affect sales of some of our products and field inventory levels. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snow fall accumulations have had an adverse effect on sales of our snow thrower products. To the extent that such unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales may be affected to a greater degree than we have previously experienced.

Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, growth of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course development, golf course closures, and the amount of government spending.

Our professional segment products are sold by distributors or dealers, or sold directly to government customers, rental companies, and professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Our professional segment net sales, therefore, are dependent upon the level of growth in residential and commercial construction markets, growth of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course construction, and the amount of government spending. Reduced tax revenue, increased expenses, and tighter government budgets generally result in reduced government spending for grounds maintenance equipment, which could have an adverse effect on our professional segment net sales. In addition, a slow rate of growth in golf rounds played that impacts revenue for golf courses and golf course closures could adversely affect our sales of golf course equipment and irrigation products.

Our residential segment net sales are dependent upon the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

The elimination or reduction of shelf space assigned to our products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon changing buying patterns of customers. For example, in the last decade, there has been a trend away from purchases at dealer outlets and hardware retailers to price and value sensitive purchases at home centers and mass retailers. This trend has resulted in a demand for residential products purchased at retailers, such as The Home Depot, which accounted for greater than 10 percent of our total consolidated net sales in fiscal 2007, 2006, and 2005. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers and new distribution channels could have a material impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Although our residential lawn and garden products are generally manufactured throughout the year, our residential snow removal equipment products are generally manufactured in the summer and fall months. Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may have excess or sub-optimal inventories.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business could suffer.

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the markets in which we compete. Product development requires significant financial, technological, and other resources. Although in the past we have implemented Lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, we cannot be certain that we will be able to continue to do so in the future. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may beat our products to market, may be more effective with more features and/or less expensive than our products or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We face intense competition in all of our product lines with numerous manufacturers, including from some that have greater financial and other resources than we do. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include pricing, product innovation, quality and reliability, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some which have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or to devote greater resources to the promotion and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Pricing has become an increasingly important competitive factor for many of our products. We may not be able to compete effectively against competitors’ actions, which may include the movement of significant manufacturing to China for significant cost and price reductions, and which could harm our business and operating results.

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

We manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Switzerland. Our net sales outside the United States were 29.0 percent, 27.0 percent, and 24.8 percent of our total consolidated net sales for fiscal 2007, 2006, and 2005, respectively. International markets have in the past and will continue to be a focus for us to grow our revenues. For example, in February 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited, a company located in the United Kingdom that designs, manufactures, and markets residential and professional turf maintenance equipment, primarily for the United Kingdom market. We believe many opportunities exist in the international markets, and our goal is for international net sales to comprise a larger percentage of our total consolidated net sales. The expansion of our existing international operations and entry into additional international markets requires significant management attention and financial resources. Many of the countries in which we sell our products or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing and/or move production between manufacturing facilities could adversely affect our business and operating results.

We manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, and the United Kingdom. We also have several locations that serve as distribution centers, warehouses, test facilities, and corporate offices. In addition, we have agreements to manufacture products at several third-party manufacturers. These facilities may be affected by natural or man-made disasters. In the event that one of our manufacturing facilities was affected by a disaster, we could be forced to shift production to one of our other manufacturing facilities. Although we purchase insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient quantities of our products or may require us to incur additional expenses in order to produce sufficient quantities, and therefore may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into a new collective bargaining agreement, could impair our ability to meet the demands of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results. Our operating results may also be adversely affected if we are unable to cost-effectively expand existing and move production between manufacturing facilities as needed from time to time.

We intend to grow our business through additional acquisitions and alliances, stronger customer relations, and new partnerships, which are risky and could harm our business.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, alliances, stronger customer relations, and new partnerships that complement our existing brands and product portfolio. In February 2005, we completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited in the United Kingdom, and in August 2007 we completed the acquisition of the stock of Rain Master Irrigation Systems, Inc. The benefits of an acquisition or new partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that our Hayter acquisition, our Rain Master acquisition, or any future acquisitions, alliances, or joint ventures will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships involve a number of risks, including:

•       diversion of management’s attention;

•       difficulties in integrating and assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and synergies;

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

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is important to our business generally, as well as to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights, and if the outcome of any such litigation is unfavorable to us, our business, consolidated operating results, and consolidated financial condition could be adversely affected. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative, which could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all. For example, we are currently a defendant in an action in which Textron Innovations, Inc. is alleging that we willfully infringe certain claims of three patents by selling our Groundsmaster® commercial mowers. Textron Innovations, Inc. seeks damages for past sales and an injunction against future infringement. This litigation is currently stayed, as reexamination proceedings are pending in the USPTO. For additional information regarding this lawsuit, see Part I, Item 3 “Legal Proceedings” of this report. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation.

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

Our business, properties, and products are subject to a wide variety of international, federal, state and local laws, rules and regulations relating to climate change, emissions to air, discharges to water, worker and product user health and safety, and the generation, use, handling, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way we conduct our operations, and the failure to comply with these regulations could lead to fines and other penalties. Because we own and lease real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. We are currently involved in the evaluation and clean-up of a limited number of properties we either currently or previously owned. Although we do not expect that these current matters will have a material adverse effect on our consolidated financial position or operating results, our future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results. We are also subject to other international, federal and state laws, rules and regulations, the future non-compliance with which may harm our business or may adversely affect the demand for some of our products. For example, our residential products are subject to various United States statutes designed to protect consumers and are subject to the administrative jurisdiction of the Consumer Product Safety Commission. The EPA and CARB adopted emissions regulations setting maximum emission standards for certain off-road equipment. The EU also adopted environmental directives that mandate the labeling, collection, and disposal of electrical and electronic equipment and bans the sale of electrical and electronic equipment containing certain, or certain levels of, hazardous substances. In addition, governmental restrictions placed on water usage as well as water availability may adversely affect demand for our irrigation products. Changes in laws and regulations, including changes in accounting standards, taxation changes, including tax rate changes, new tax laws, and revised tax law interpretations, also may adversely affect our operating results.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture, sale, and usage of our products expose us to significant risk of product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. While we instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, and higher warranty expense.

We are also subject to other litigation from time to time that could adversely affect our operating results or financial condition. For example, we are currently one of nine defendants in a purported class action in which the plaintiffs are alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act, and attorneys’ fees. For additional information regarding this lawsuit, see Part III, Item I, “Legal Proceedings” of this report. Even if the plaintiffs’ claims are found to be without merit, we have incurred and may continue to incur substantial costs in defending the lawsuit. The lawsuit could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. Although we are currently unable to assess whether the litigation would have a material adverse effect on our consolidated operating results or financial condition, any adverse determination in the litigation might result in material liability, which could adversely impact our operating results and financial condition.

If we are unable to retain our key employees and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

Our ability to meet our strategic objectives and otherwise grow will depend to a significant extent on the continued contributions of our senior management team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of services of any of our key personnel, the inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

The terms of our credit arrangements and the indentures governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions.

Our credit arrangements and the indentures governing our 6.625% senior notes and 7.800% debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum debt to total capitalization ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

•       make loans or investments, including acquisitions;

•       create liens or other encumbrances on our assets;

•       sell assets;

•       engage in mergers or consolidations; and

•       pay dividends that are significantly higher than those currently being paid, make other distributions to our stockholders or redeem shares of our common stock.

These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions, may be subject to the consent of the lenders under our credit arrangements, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes and debentures could become due and payable.

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements and indentures, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties and events beyond our control could affect our ability to comply with the terms of our credit arrangements and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our 6.625% senior notes and 7.800% debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit arrangements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under our credit arrangements could increase, which could adversely affect our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

item 2.            PropertieS

As of October 31, 2007, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.8 million square feet of space. We also utilize approximately 20 acres of land in California as a testing facility, 16 acres of land in Nebraska as a parking lot and testing facility, and 36 acres of land in Minnesota as a testing and storage facility. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2008. The following schedule outlines our significant facilities by location, ownership, and function as of October 31, 2007:

Location	Ownership	Products Manufactured / Use
Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and warehouse
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Baraboo, WI	Leased	Professional and residential distribution center
Beatrice, NE	Owned/Leased	Professional products, office, and test facility
Riverside, CA	Owned/Leased	Office and test facility
Lakeville, MN	Leased	Residential distribution center
Lincoln, NE	Leased	Professional distribution center
Hertfordshire, United Kingdom	Owned	Professional and residential products and distribution center, office
Shakopee, MN	Owned	Components for professional and residential products
Braeside, Australia	Leased	Distribution facility
Beverley, Australia	Owned	Professional products, office and distribution center
El Cajon, CA	Owned/Leased	Professional and residential products and distribution center, office
Brooklyn Center, MN	Leased	Distribution facility and office
Capena, Italy	Leased	Distribution facility
Oevel, Belgium	Owned	Distribution facility and office
Hazelwood, MO	Leased	Distribution facility and office
Sanford, FL	Leased	Professional products and distribution center
Franklin Park, IL	Leased	Distribution facility

Item 3.            Legal ProceedingS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review certain patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal RICO Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act, and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On

August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss the claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts, and MTD Products Inc. has filed cross claims against the non-settling defendants. On December 21, 2006, another defendant, American Honda Motor Company, notified us that it had reached an agreement of settlement with the plaintiffs. On March 30, 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. As of the date hereof, the court has not yet entered the detailed written order. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.

In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the USPTO to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While we do not believe that the lawsuit will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results for a particular period.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated as executive officers of the company, including their age and position with the company as of December 14, 2007 and positions held by them during the last five or more years. Officers are elected by the Board of Directors or appointed by the Chief Executive Officer annually. All executive officers listed below are subject to Section 16 under the Securities Exchange Act of 1934, as amended.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years
Michael J. Hoffman 52, Chairman of the Board, President and Chief Executive Officer

Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004. He also served as Chief Operating Officer from October 2004 to March 2005. From November 2002 to October 2004, he served as Group Vice President, Consumer, Exmark, Landscape Contractor, and International Businesses.

William E. Brown, Jr. 46, Vice President, Consumer and Landscape Contractor Business – Toro	Vice President, Consumer and Landscape Contractor Business – Toro since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Commercial Business.
Philip A. Burkart 45, Vice President, Irrigation Businesses	Vice President, Irrigation Businesses since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Irrigation Business.
Timothy P. Dordell 45, Vice President, Secretary and General Counsel

Vice President, Secretary and General Counsel since May 2007. From November 2006 to May 2007, he served as Vice President, Deputy General Counsel. From May 2002 to November 2006, he served as Associate General Counsel-Corporate and Assistant Secretary at Ecolab Inc., a developer and marketer of products and services for the hospitality, foodservice, healthcare, and industrial markets.

Michael D. Drazan 50, Chief Information Officer and Vice President, Corporate Services

Chief Information Officer and Vice President, Corporate Services since November 2007. From November 2006 to October 2007, he served as Vice President, Chief Information Officer. From March 2000 to November 2006, he served as Vice President, Corporate Information Services.

Blake M. Grams 40, Managing Director, Corporate Controller

Managing Director, Corporate Controller since February 2006. From November 2003 to January 2006, he served as Director, Corporate Finance. From February 2003 to October 2003, he served as Senior Manager, Corporate Finance and Planning.

Michael J. Happe 36, General Manager, Commercial Business

General Manager, Commercial Business since November 2007. From November 2006 to October 2007, he served as Managing Director, Commercial Business. From November 2004 to October 2006, he served as Director of Marketing, International Business. From April 2002 to November 2004, he served as National Account Manager – The Home Depot for the Consumer Business.

Dennis P. Himan 63, Vice President, Group

Group Vice President, Commercial, Corporate Accounts, Exmark, MTI, International, and Irrigation Businesses since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, International Business.

Sandra J. Meurlot 59, Vice President, Operations	Vice President, Operations since November 2002.
Karen M. Meyer 57, Vice President, Administration	Vice President, Administration since August 1998. On January 31, 2008, she will retire as an employee of The Toro Company.
Peter M. Ramstad 50, Vice President, Human Resources and Business Development

Vice President, Human Resources and Business Development since November 2007. From November 2006 to October 2007, he served as Vice President, Business and Strategic Development. From December 2003 to November 2006, he served as Executive Vice President, Strategy and Finance at Personnel Decisions International, a consulting company that helps clients build organizational and talent strategies and assess and develop leaders. From April 2001 to December 2003, he served as Executive Vice President, Chief Financial Officer at Personnel Decisions International.

Darren L. Redetzke 43, General Manager, International Business

General Manager, International Business since November 2007. From November 2006 to October 2007, he served as Managing Director, International Business. From November 2004 to October 2006, he served as Director of Marketing – Golf for the Commercial Business. From December 2001 to October 2004, he served as Director of Marketing – Irrigation and Commercial for the International Business.

Richard W. Rodier 47, General Manager, Landscape Contractor Business – Toro	General Manager, Landscape Contractor Business – Toro since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Toro.
Mark B. Stinson 42, General Manager, Exmark	General Manager, Exmark since November 2004. From February 2003 to October 2004, he served as Managing Director, Exmark.
Stephen P. Wolfe 59, Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since February 2006. From June 1997 to January 2006, he served as Vice President Finance, Treasurer and Chief Financial Officer.

There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters, and issuer purchases of equity securitieS

Toro common stock is listed for trading on the New York Stock Exchange and trades under the symbol “TTC.” The high, low, and last sales prices for Toro common stock and cash dividends paid for each of the quarterly periods for fiscal 2007 and 2006 were as follows:

Fiscal year ended October 31, 2007	First	Second	Third	Fourth
Market price per share of common stock –
High sales price	$52.00	$57.11	$63.69	$61.56
Low sales price	42.06	49.20	51.17	50.73
Last sales price	51.68	51.46	56.47	55.66
Cash dividends per share of common stock[1]	0.12	0.12	0.12	0.12

Fiscal year ended October 31, 2006	First	Second	Third	Fourth
Market price per share of common stock –
High sales price	$46.78	$52.52	$50.71	$45.00
Low sales price	36.30	43.00	40.50	37.77
Last sales price	43.19	50.06	42.30	43.16
Cash dividends per share of common stock[1]	0.09	0.09	0.09	0.09

1    Future cash dividends will depend upon the company’s financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 37,950,831 and 40,355,714 shares outstanding as of October 31, 2007 and 2006, respectively.

Preferred Stock – 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Stockholders – As of December 13, 2007, Toro had approximately 4,359 stockholders of record.

The following table sets forth information with respect to shares of Toro common stock purchased by the company during each of the three fiscal months in the period ended October 31, 2007.

Period	Total Number of Shares Purchased[1,2]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1,2]
August 4, 2007 through August 31, 2007	80,000		$55.50	80,000	2,966,563
September 1, 2007 through September 28, 2007	951,588		59.67	951,588	2,014,975
September 29, 2007 through October 31, 2007	882,490	[3]	58.18	880,800	1,134,175
Total	1,914,078		$58.81	1,912,388

1    On July 18, 2006, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 46,563 shares during the periods indicated above under this program. There are no shares remaining for repurchase under this program.

2    On May 22, 2007, the company’s Board of Directors authorized the repurchase of an additional 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 1,865,825 shares during the periods indicated above under this program.

3    Includes 1,690 units (shares) of Toro common stock purchased in open-market transactions at an average price of $56.85 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,690 shares were not repurchased under the company’s repurchase programs, as described in footnotes 1 and 2 above.

The Toro Company Common Stock Comparative Performance Graph

The information contained in The Toro Company Stock Comparative Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following graph and table depict the cumulative total stockholder return (assuming reinvestment of dividends) on $100 invested in each of Toro Common Stock, the S&P 500 Index, and an industry peer index for the five year period from October 31, 2002 through October 31, 2007.

	10/02	10/03	10/04	10/05	10/06	10/07
The Toro Company	100.00	156.63	215.96	232.43	276.97	359.65
S&P 500	100.00	120.80	132.18	143.71	167.19	191.54
Peer Group	100.00	139.07	164.08	180.17	223.69	299.32

The industry peer index is based on companies included in the Fortune 500 Industrial and Farm Equipment Index for 2002, the most recent year available, including: AGCO Corporation, The Alpine Group, American Standard Companies, Inc., The Black & Decker Corporation, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Engine Company, Inc., Deere & Company, Dover Corporation, Flowserve Corporation, General Cable Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology, ITT Industries, Inc., Kennametal Inc., Lennox International Inc., Milacron Inc., NACCO Industries, Inc., Pall Corporation, Parker-Hannifin Corporation, Pentair, Inc., Snap-On Incorporated, The Shaw Group Inc., Tecumseh Products Company, Teleflex, Terex Corporation, Timken Company, and Walter Industries Inc. Companies removed from the Index were Unova, Inc., York International Corporation, and Stewart & Stevenson Services, Inc.

Publication of the Fortune 500 Industrial and Farm Equipment Index was discontinued after 2002. Management believes, however, that the companies in the index continue to provide a good representation of our peer issuers on an industry basis and have continued to use the group to provide continuity.

ITEM 6.            SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
Fiscal years ended October 31	2007	2006	2005[1]	2004	2003
OPERATING RESULTS:
Net sales	$1,876,904	$1,835,991	$1,779,387	$1,652,508	$1,496,588
Net sales growth from prior year	2.2%	3.2%	7.7%	10.4%	7.0%
Gross profit as a percentage of net sales	36.1%	35.0%	34.6%	35.9%	35.8%
Selling, general, and administrative expense as a percentage of net sales	24.2%	24.0%	24.3%	25.9%	27.3%
Earnings from operations	$223,649	$202,876	$182,726	$165,225	$126,994
Interest expense	19,445	17,672	17,733	15,523	16,285
Net earnings	142,436	129,145	114,082	102,666	81,620
As a percentage of net sales	7.6%	7.0%	6.4%	6.2%	5.5%
Basic net earnings per share[2]	$3.50	$3.01	$2.55	$2.11	$1.63
Diluted net earnings per share[2]	3.40	2.91	2.45	2.02	1.56
Return on average stockholders’ equity	37.4%	33.0%	28.1%	23.5%	19.8%
SUMMARY OF FINANCIAL POSITION:
Total assets	$950,837	$919,073	$914,860	$929,846	$926,493
Average net working capital as a percentage of net sales[3]	29.4%	29.5%	30.4%	30.6%	34.3%
Long-term debt, including current portion	$229,209	$175,000	$175,046	$175,091	$178,921
Stockholders’ equity	370,438	392,029	390,034	420,819	451,523
Debt-to-capitalization ratio	38.3%	30.9%	31.0%	29.5%	28.6%
CASH FLOW DATA:
Cash provided by operating activities	$183,574	$190,271	$174,083	$185,149	$115,984
Repurchases of Toro common stock	182,843	146,543	156,972	169,821	18,726
Cash dividends per share of Toro common stock[2]	0.48	0.36	0.24	0.12	0.12
OTHER STATISTICAL DATA:
Market price range –
High sales price[2]	$63.69	$52.52	$49.02	$35.825	$25.205
Low sales price[2]	42.06	36.30	33.90	22.225	15.075
Average number of employees	5,320	5,343	5,185	5,164	5,367

1    The company’s consolidated financial statements include results of Hayter Limited from February 8, 2005, date of acquisition.

2    Per share data has been adjusted for all fiscal years presented to reflect two separate two-for-one stock splits effective on March 28, 2005 and April 1, 2003.

3    Average net working capital is defined as monthly average accounts receivable plus inventory less trade payables.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (MD&A) provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

This MD&A is organized in the following major sections:

•       Overview, Summary of Fiscal 2007 Results, GrowLean Initiative, and Outlook for Fiscal 2008

•       Results of Operations

•       Performance by Business Segment

•       Financial Condition

•       Off-Balance Sheet Arrangements and Contractual Obligations

•       Critical Accounting Policies and Estimates

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through Internet retailers. Our businesses are organized into two operating segments: professional and residential. A third segment called “other” consists of domestic distribution companies and corporate activities, including corporate financing activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect it to continue to be, attributable to new and enhanced products.

Summary of Fiscal 2007 Results

Fiscal 2007 was another good year with record net sales and double digit diluted net earnings per share growth. Our fiscal 2007 results included the following items of significance:

•       Our after-tax return on sales for fiscal 2007 rose to 7.6 percent compared to 7.0 percent in fiscal 2006.

•       Net sales growth for fiscal 2007 was 2.2 percent over fiscal 2006, despite difficult economic and weather conditions.

•       International net sales continued to grow faster than our total consolidated net sales with an increase of 9.6 percent compared to fiscal 2006. Almost half of this increase was the result of the weaker U.S. dollar compared to other currencies in which we transact business. This increase was also attributable to our continued investments in new products, including products designed specifically for international markets and customers, and investments in infrastructure around the world that connects us closer to international customers and increases our global presence. International net sales comprised 29.0 percent of our total consolidated net sales in fiscal 2007 compared to 27.0 percent in fiscal 2006 and 24.8 percent in fiscal 2005.

•       Professional segment net sales, which represents over two-thirds of our total consolidated net sales, increased 3.7 percent in fiscal 2007 compared to fiscal 2006 due primarily to the successful introduction of new products, continued strong growth in the international golf market, and increased worldwide demand and growth in the sports fields and grounds market.

•       Our residential segment net sales were slightly down by 0.6 percent in fiscal 2007 compared to fiscal 2006. Sales of our recently introduced redesigned innovative TimeCutter Z Series zero-turning radius riding mowers and enhanced walk power mower products were not enough to offset the decline in snow thrower sales as a result of the lack of snow fall in key markets during the 2006-2007 winter season.

•       Fiscal 2007 net earnings increased 10.3 percent compared to fiscal 2006, and diluted net earnings per share increased 16.8 percent over fiscal 2006. This was our 9th consecutive fiscal year of double digit diluted net earnings per share growth before accounting changes.

•       Despite continued commodity cost increases, fiscal 2007 gross margin rose to 36.1 percent compared to 35.0 percent in fiscal 2006 due in part to improved margins on new products, moderate price increases introduced on some products, continued use of Lean methods to reduce costs, and a weaker U.S. dollar compared to other currencies in which we transact business.

•       Selling, general, and administrative expense as a percentage of net sales slightly increased to 24.2 percent in fiscal 2007 compared to 24.0 percent in fiscal 2006.

•       We continued to generate strong cash flows from operations. Net cash provided by operating activities was $183.6 million in fiscal 2007 compared to $190.3 million in fiscal 2006, a decrease of 3.5 percent.

•       We increased our fiscal 2007 quarterly cash dividend for the third consecutive year.

•       We continued with our stock repurchase program in fiscal 2007, which reduced our number of shares outstanding. This reduction resulted in an increase in diluted net earnings per share of approximately $0.19 in fiscal 2007 compared to fiscal 2006.

•       We completed the acquisition of Rain Master Irrigation Systems, Inc. (Rain Master), which broadened our product offering for our Irritrol brand of irrigation products.

•       We issued $125.0 million 30-year senior notes, which were used to pay off higher interest rate debt and for general corporate purposes.

•       Our financial condition remained strong in fiscal 2007 with continued emphasis on asset management. Average inventory levels and average receivable balances increased by 4.3 percent and 0.3 percent, respectively, compared to fiscal 2006. This allowed us to continue to reinvest in product development, brand building, and new technologies; repurchase shares of our stock; fund acquisitions; and increase our cash dividend in fiscal 2007.

GrowLean Initiative

In fiscal 2007, we launched our next-generation “GrowLean” initiative for fiscal years 2007 through 2009. This initiative focuses our efforts more intensely on revenue growth and asset management while maximizing our use of Lean methods to reduce costs and improve quality and efficiency in our manufacturing facilities and corporate offices. We believe we have opportunities to create a leaner, cohesive enterprise that has the potential to deliver sustainable financial performance.

Building a Growth Enterprise. We have identified several strategic focus areas to drive revenue growth in our businesses and accelerate opportunities to expand our global presence through stronger customer relations, acquisitions, alliances, and new partnerships. In order to meet our “GrowLean” initiative goal to grow net sales at an average annual rate of 8 percent or more over the three-year period ending October 31, 2009, we plan to invest in new product development, marketing, distribution, and other strategies to help build market share and strengthen our brands worldwide. At the same time, we plan to pursue targeted acquisitions using a disciplined approach that will add value to our existing brands and product portfolio. We also expect to increase our investment in developing innovative, customer-valued products to generate revenue growth. In the first year of our “GrowLean” initiative, our net sales growth rate was 2.2 percent .

Building a Lean Enterprise. Our continuous improvement journey, which was part of our two previous three-year initiatives, created awareness on our part of the root causes of waste and inefficiency throughout our entire organization. We believe we now have a strong foundation on which to elevate our internal use of Lean tools while expanding them externally to our suppliers and distribution partners. The profitability goal within our “GrowLean” initiative is to achieve a consistent after-tax return on sales of 7 percent or more over the three-year period ending October 31, 2009. To accomplish this, we plan to continue to employ Lean methods, such as Value Stream Mapping, to identify and eliminate constraints and barriers within and across our businesses and functions. In addition, we plan to fine-tune enterprise-wide systems, such as Design for Manufacturing and Assembly, to deliver products more competitively and efficiently. In the first year of our “GrowLean” initiative, our after-tax return on sales was 7.6 percent.

Improving Asset Management. In our quest to become an integrated Lean enterprise, we are placing additional emphasis on asset management. This is an endeavor that we believe will fundamentally change the way we do business, and we are in the early stages of this journey. Our long-term goal within our “GrowLean” initiative is to reduce average net working capital as a percent of net sales below 20 percent, or in the “teens.” We define net working capital as accounts receivable plus inventory less trade payables. In fiscal 2007, our average net working capital as a percentage of net sales was 29.4 percent.

We have begun to reduce inventory everywhere in the system – within our plants and warehouses as well as at our distributors. Throughout the supply chain, we expect to reduce our costs as more of our products use the same components and we locate and negotiate better supplier agreements to only purchase what we need. In fiscal 2007, we continued to roll-out a pull-based production system that we plan to implement in all of our plants. The pull model is based on customer demand that trigger replenishment cycles throughout the supply chain. As manufacturing is then better synchronized with customer demand, we expect significant inventory reductions at our production facilities, somewhat tempered by the seasonal nature of our business. We expect that our focus on asset management will improve customer satisfaction by delivering the right products to the right distributor or dealer – at just the right time – to meet current demand.

Outlook for Fiscal 2008

Overall, fiscal 2007 was a good year and we believe we are in a position for yet another good year in fiscal 2008. We believe the key drivers for our anticipated growth in fiscal 2008 will include, among many others, these main factors:

•       International markets will continue to be a focus for us to grow our revenues as we plan to continue to invest in new products designed specifically for international markets and customers. Many opportunities exist abroad, especially in the golf market, and our goal is for international sales to comprise a larger percentage of our total consolidated net sales.

•       We anticipate continued success in our product innovation efforts and customer acceptance of our new products. Consistent with our focus on asset management, our overall field inventory levels are within our expectations, and field inventory levels for landscape contractor equipment are down as of October 31, 2007 compared to October 31, 2006.

•       We anticipate growth in our professional segment as we plan to increase our market share by enhancing our product offering with innovative new and improved products. For example, in fiscal 2008 we plan to increase our product offering of precision irrigation products designed to conserve water usage.

•       Fiscal 2007 was a challenging year for our residential segment as weather and economic conditions were unfavorable to our business. These conditions continue to be a concern for us as we enter fiscal 2008. However, we are anticipating continued growth in the zero-turning radius riding mower market from the traditional riding tractor mowers and we expect the new products we introduced in fiscal 2007 will continue to be well received by our customers in fiscal 2008.

•       During fiscal 2007, we again experienced rising costs for commodities, and anticipate commodity costs to continue to increase in fiscal 2008. These rising costs are expected to impede our gross margin growth rate in fiscal 2008 compared to fiscal 2007, as we anticipate that increased worldwide demand and other factors will drive commodity prices higher. We have made significant progress using Lean methods and principles, and we plan to continue this focus as part of our “GrowLean” initiative to offset these rising costs and implement select price increases on some products.

•       Cash flows provided from operations are expected to improve in fiscal 2008 compared to fiscal 2007 as we plan to continue our focus on improving asset utilization as part of our GrowLean initiative. We intend to reinvest this additional cash generated back into our businesses through investments in product development, brand building, share repurchases, and acquisitions.

We will continue to keep a cautionary eye on the world economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, and other factors identified in Part I, Item 1A, “Risk Factors” of this report, which could cause our actual results to differ from our anticipated outlook.

RESULTS OF OPERATIONS

Fiscal 2007 net earnings were $142.4 million compared to $129.1 million in fiscal 2006, an increase of 10.3 percent. Fiscal 2007 diluted net earnings per share were $3.40, an increase of 16.8 percent over $2.91 per share in fiscal 2006. The primary factors contributing to the net earnings increase were higher net sales and an increase in gross margins, somewhat offset by higher selling, general, and administrative expenses, and an increase in our effective tax rate. In addition, our share repurchase program resulted in an increase in diluted net earnings per share of approximately $0.19 in fiscal 2007 compared to fiscal 2006.

Fiscal 2006 net earnings were $129.1 million compared to $114.1 million in fiscal 2005, an increase of 13.2 percent. Fiscal 2006 diluted net earnings per share were $2.91, an increase of 18.8 percent over $2.45 per share in fiscal 2005. The primary factors contributing to the net earnings increase were higher net sales, an increase in gross margins, improved leveraging of selling, general, and administrative expense, and higher other income, net.

The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	(63.9)	(65.0)	(65.4)
Gross margin	36.1	35.0	34.6
Selling, general, and administrative expense	(24.2)	(24.0)	(24.3)
Interest expense	(1.0)	(1.0)	(1.0)
Other income, net	0.5	0.5	0.3
Provision for income taxes	(3.8)	(3.5)	(3.2)
Net earnings	7.6%	7.0%	6.4%

Fiscal 2007 Compared With Fiscal 2006

Net Sales. Worldwide net sales in fiscal 2007 were $1,876.9 million compared to $1,836.0 million in fiscal 2006, an increase of 2.2 percent. Net sales growth was primarily driven by:

•       Strong international net sales that grew 9.6 percent as a result of continued demand in international markets, particularly in the golf market, and the successful introduction of new products.

•       A weaker U.S. dollar compared to other worldwide currencies in which we transact business, which accounted for approximately $24 million of our sales growth.

•       Increased professional segment net sales due to the successful introduction of new products and growth in the sports fields and grounds market.

Somewhat offsetting those positive factors was:

•       A decline in residential segment net sales primarily from lower shipments of snow thrower products due to the lack of snow fall in key markets during the winter season of 2006-2007, which was partially offset by an increase of riding and walk power mower product shipments as we introduced new innovative and enhanced products that were well received by consumers.

•       Lower landscape contractor equipment product sales due mainly to efforts to reduce field inventory levels as part of our asset improvement initiative, somewhat offset by the successful introduction of new products.

Looking ahead, we expect our net sales annual growth rate to be higher in fiscal 2008 than in fiscal 2007, driven primarily by the successful introduction of new products and anticipated continued growth in our international businesses and zero-turning radius riding mower market.

Gross Margin. Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the notes to our consolidated financial statements, section entitled Cost of Sales, for a description of expenses included in cost of sales. Gross margin increased by 1.1 percentage points to 36.1 percent in fiscal 2007 from 35.0 percent in fiscal 2006. This increase was mainly the result of the following factors:

•       Increased sales of higher-margin products.

•       Price increases introduced on some products.

•       Cost reduction efforts, including benefits from past and continuing profit improvement initiatives.

•       A weaker U.S. dollar compared to most other worldwide currencies in which we transact business.

•       A charge for customs duties last fiscal year that negatively impacted gross margins in fiscal 2006.

Somewhat offsetting those positive factors were:

•       Continued rising commodity costs.

•       Higher manufacturing costs from lower plant utilization as we cut production in an effort to lower inventory levels.

Looking ahead, we expect gross margin for fiscal 2008 compared to fiscal 2007 to be flat or to slightly improve. We anticipate that price increases and benefits from our ongoing profit improvement initiatives, driven by our emphasis on Lean manufacturing, will in part offset anticipated higher costs of commodities.

Selling, General, and Administrative (SG&A) Expense. SG&A expense increased $14.3 million or 3.2 percent from fiscal 2006. See Note 1 of the notes to our consolidated financial statements, section entitled Selling, General, and Administrative Expense, for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expenses as a percentage of net sales. SG&A expense rate increased slightly to 24.2 percent in fiscal 2007 compared to 24.0 percent in fiscal 2006. The increase in SG&A expense rate was due to the rate of increase of our overall SG&A costs that outpaced our sales growth rate of 2.2 percent as well as the following other factors:

•       Fiscal 2007 self-insurance costs were up because we did not have the same reduction of insurance costs from favorable claims experience as in fiscal 2006.

•       Continued increases in investments for engineering.

•       Higher incentive compensation expense.

Somewhat offsetting those increases were:

•       Lower warranty expense due to a reduction of special warranty provisions for major product modifications in fiscal 2007, compared to fiscal 2006 in which we incurred special warranty provisions for major product modifications and a product recall.

Looking ahead, SG&A expense is expected to increase, and our SG&A expense rate is expected to remain the same or increase slightly in fiscal 2008 compared to fiscal 2007, as we expect to continue to increase our investments in engineering, marketing, and information systems.

Interest Expense. Interest expense for fiscal 2007 increased by 10.0 percent compared to fiscal 2006 due to higher average levels of debt and slightly higher average interest rates.

Other Income, Net. Other income, net consists mainly of interest income, financing revenue, litigation settlements and recoveries, currency exchange rate gains and losses, and equity losses from investments. Other income, net for fiscal 2007 increased $1.5 million compared to fiscal 2006. This increase was due mainly to the following factors:

•       Higher interest income.

•       Lower losses on investments.

Somewhat offsetting those increases were:

•       Lower litigation settlement recoveries compared to those we received in fiscal 2006.

•       A decline in financing revenue.

Provision for Income Taxes. The effective tax rate for fiscal 2007 was 33.2 percent compared to 33.0 in fiscal 2006. The increase in the effective tax rate was due to the unfavorable timing of the phase-out/phase-in provisions of the United States export exclusion compared to the domestic manufacturing deduction, somewhat offset by an increase in benefits related to the domestic research credit in fiscal 2007 compared to fiscal 2006 as a result of the retroactive extension of this credit by the Tax Relief and Health Care Act of 2006.

Looking ahead, the tax rate for fiscal 2008 is expected to be approximately 34.3 percent. This increase is the result of the retroactive extension of the domestic research credit that allowed a residual amount of our domestic research credit generated in fiscal 2006 to be recognized in fiscal 2007, which benefited our fiscal 2007 tax rate.

Fiscal 2006 Compared With Fiscal 2005

Net Sales. Worldwide net sales in fiscal 2006 were $1,836.0 million compared to $1,779.4 million in fiscal 2005, an increase of 3.2 percent. Factoring out the effect of the additional sales from Hayter Limited (Hayter), which we acquired in February 2005, net sales increased 2.8 percent in fiscal 2006 compared to fiscal 2005. Net sales growth was primarily driven by:

•       Strong international net sales that grew 12.6 percent as a result of the acquisition of Hayter, as well as increased worldwide demand and new products introduced within the past two years.

•       Select price increases on some products.

•       Increased sales in most of the professional segment markets due to the success of introducing new products, strong retail demand, and growth in the worldwide golf market.

Somewhat offsetting those positive factors was:

•       A decline in domestic residential segment net sales for most product lines primarily as a result of a slow down in consumer spending for outdoor power equipment in the U.S. during the spring/summer season in 2006 and unfavorable weather conditions.

•       Unfavorable currency exchange rates that reduced our net sales by approximately $6.5 million.

Gross Margin. Gross margin increased by 0.4 percentage points to 35.0 percent in fiscal 2006 from 34.6 percent in fiscal 2005. This increase was mainly the result of the following factors:

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

Somewhat offsetting those positive factors were:

•       Continued rising commodity costs, as well as higher freight costs due to higher fuel costs and an increase in demand for transportation.

•       Lower gross margins for a new line of riding products in the residential segment introduced in fiscal 2006.

•       A charge for customs duties.

Selling, General, and Administrative (SG&A) Expense. SG&A expense increased $7.8 million or 1.8 percent from fiscal 2005. SG&A expense rate decreased to 24.0 percent in fiscal 2006 compared to 24.3 percent in fiscal 2005. The decrease in SG&A expense rate was due primarily to the following factors:

•       A reduction in self-insurance costs due to favorable claims experience.

•       Lower incentive compensation expense due mainly to less favorable financial results for our long-term incentive plans.

•       Leveraging the fixed portion of SG&A costs over higher sales volumes.

Somewhat offsetting those decreases were:

•       Increased investments in engineering, marketing, service, and information systems.

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

Professional

Professional segment net sales represented 68 percent, 67 percent, and 64 percent of consolidated net sales for fiscal 2007, 2006, and 2005, respectively. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2007	2006	2005
Net sales	$1,270.5	$1,224.8	$1,145.4
% change from prior year	3.7%	6.9%	11.3%
Operating earnings	$254.2	$227.7	$207.4
As a percent of net sales	20.0%	18.6%	18.1%

Net Sales. Worldwide net sales for the professional segment in fiscal 2007 were up 3.7 percent compared to fiscal 2006 primarily as a result of the following factors:

•       Higher international net sales as a result of continued strong demand and growth in international markets, particularly in the golf market, as well as a weaker U.S. dollar compared to the other worldwide currencies in which we transact business.

•       Strong worldwide demand and growth in the sports fields and grounds markets that resulted in higher equipment product sales.

•       The success of new products introduced within the past two years.

•       Additional sales from the acquisition of Rain Master.

Somewhat offsetting those positive factors were:

•       Lower shipments of landscape contractor equipment due mainly to efforts to reduce field inventory levels, which were lower as of the end of fiscal 2007 compared to the end of fiscal 2006, moderated by the successful introduction of new products.

Worldwide net sales for the professional segment in fiscal 2006 were up 6.9 percent compared to fiscal 2005. Worldwide shipments of most product lines increased due to the successful introduction of new products and price increases introduced on some products. In addition, strong worldwide demand in the golf and sports fields and grounds markets resulted in higher equipment and irrigation product sales. International professional segment net sales were up significantly due to strong demand in the golf market and the acquisition of Hayter.

Looking ahead, net sales for the professional segment are expected to increase in fiscal 2008 compared to fiscal 2007 as we expect new products to be well received and to increase our market share, and we anticipate continued growth in international markets as well as the incremental impact of additional sales from the acquisition of Rain Master.

Operating Earnings. Operating earnings for the professional segment in fiscal 2007 increased 11.6 percent compared to fiscal 2006. Expressed as a percentage of net sales, professional segment operating margins increased to 20.0 percent compared to 18.6 percent in fiscal 2006. The following factors impacted professional segment operating earnings:

•       Higher gross margins in fiscal 2007 compared to fiscal 2006 due to increased sales of higher margin products, price increases on some products, continued cost reduction efforts, including benefits from past and continuing profit improvement initiatives, and a weaker U.S. dollar compared to most other worldwide currencies in which we transact business. However, higher manufacturing costs from lower plant utilization somewhat tempered the increase in gross margins and operating earnings.

•       SG&A expense rate was higher in fiscal 2007 compared to 2006 due to increased investments in engineering and marketing, somewhat offset by a decline in warranty expense.

Operating earnings for the professional segment in fiscal 2006 increased 9.8 percent compared to fiscal 2005. Expressed as a percentage of net sales, professional segment operating margins increased to 18.6 percent in fiscal 2006 compared to 18.1 percent in fiscal 2005. The operating profit improvement was due mainly to higher gross margins as a result of cost reduction efforts from profit improvement initiatives, price increases on some products, and increased sales of higher margin products, somewhat offset by higher commodity costs and freight expense. Higher SG&A expense rate somewhat hampered the increase in operating earnings due to higher warranty expense and increased investments for marketing, engineering, and service.

Looking ahead, professional segment operating earnings are anticipated to improve in fiscal 2008 compared to fiscal 2007 due to expected sales growth, expected improvement in gross margins, and leveraging fixed SG&A expense over anticipated higher sales volumes.

Residential

Residential segment net sales represented 30 percent, 31 percent, and 33 percent of consolidated net sales for fiscal 2007, 2006, and 2005, respectively. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2007	2006	2005
Net sales	$563.5	$566.6	$583.3
% change from prior year	(0.6)%	(2.9)%	5.2%
Operating earnings	$41.8	$34.1	$50.2
As a percent of net sales	7.4%	6.0%	8.6%

Net Sales. Worldwide net sales for the residential segment in fiscal 2007 were slightly down by 0.6 percent compared to fiscal 2006 primarily as a result of the following factors:

•       A reduction in shipments of snow thrower products as a result of the lower levels of snow fall during the 2006-2007 winter season in key markets.

•       Lower electric trimmer product shipments due to lost placement at a key retailer.

Somewhat offsetting those negative factors were:

•       Strong worldwide demand of riding products as we introduced our new generation zero-turning radius riding mowers.

•       Higher shipments of walk power mowers due to the successful introduction of new and enhanced models.

Worldwide net sales for the residential segment in fiscal 2006 were down 2.9 percent compared to fiscal 2005. This decline was due primarily to lower sales of walk power mowers and electric trimmers as a result of weakened domestic economic conditions and lower consumer spending for outdoor power equipment during the spring/summer season in 2006. Snow thrower product sales in the domestic market also decreased as a result of lower levels of snow fall in the U.S. during the 2005-2006 winter season. In addition, retail irrigation product sales sold through the home center distribution channel were down due to unfavorable weather conditions in key domestic markets and lost placement of certain models at a key retailer. However, shipments of riding products increased as we introduced new models and expanded product placement at a key retailer. International residential segment sales also increased due to new product introductions, higher snow thrower product shipments due to heavy snow falls in Europe during the 2005-2006 winter season, and strong sales of Pope products in Australia.

Looking ahead, residential segment net sales are expected to increase in fiscal 2008 compared to fiscal 2007 primarily as a result of anticipated continued growth in the zero-turning radius riding mower market.

Operating Earnings. Operating earnings for the residential segment in fiscal 2007 increased 22.7 percent compared to fiscal 2006. Expressed as a percentage of net sales, residential segment operating margins rose to 7.4 percent compared to 6.0 percent in fiscal 2006. The following factors impacted residential segment operating earnings:

•       Higher gross margins as a result of improved margins on new products and a weaker U.S. dollar compared to most other worldwide currencies in which we transact business. In addition, last year gross margins were hampered by a charge for customs duties.

•       Lower SG&A expense rate due primarily to a decline in warranty expense and lower spending for marketing.

Operating earnings for the residential segment in fiscal 2006 decreased 32.0 percent compared to fiscal 2005. Expressed as a percentage of net sales, residential segment operating margins declined to 6.0 percent compared to 8.6 percent in fiscal 2005 mainly as a result of lower gross margins due to higher costs for commodities combined with minimal price increases due to competitive conditions, lower margins for riding products introduced in fiscal 2006, higher freight expense, and a charge for customs duties. SG&A expense rate increased as a result of lower sales volumes and an increase in warranty expense for a product recall.

Looking ahead, residential segment operating earnings in fiscal 2008 are expected to improve compared to fiscal 2007 due to anticipated increased sales volumes and an anticipated improvement in gross margins.

Other

(Dollars in millions) Fiscal years ended October 31	2007	2006	2005
Net sales	$42.9	$44.6	$50.7
% change from prior year	(3.9)%	(12.1)%	(26.7)%
Operating loss	$(82.8)	$(69.0)	$(87.3)

Net Sales. Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from the Toro Credit Company are also included in this segment. The other segment net sales in fiscal 2007 decreased 3.9 percent compared to fiscal 2006 due mainly to lower sales at a company-owned distributor.

The other segment net sales in fiscal 2006 decreased 12.1 percent compared to fiscal 2005 due to lower sales at our company-owned distributors as a result of the change in the method of product distribution (to shipping our Exmark product directly to dealers) that impacted the territory served by our Midwestern distributorship.

Operating Loss. Operating loss for the other segment in fiscal 2007 increased by 19.9 percent compared to fiscal 2006. This loss increase was primarily the result of last fiscal year’s reduction in self-insurance costs from favorable claims experience in fiscal 2006, increased incentive compensation expense, lower financing revenue, and an increase in interest expense.

Operating loss for the other segment in fiscal 2006 decreased by 20.9 percent compared to fiscal 2005. This loss decrease was primarily the result of lower incentive compensation expense, a reduction in self-insurance costs, and currency exchange rate gains in fiscal 2006 compared to currency exchange rate losses in fiscal 2005.

FINANCIAL CONDITION

Working Capital

Our financial condition remains strong, and we are placing additional emphasis on asset management with our GrowLean initiative, with a focus on: (i) ensuring strong profitability of our products and services all the way through the retail sale; (ii) minimizing the amount of working capital in the supply chain; and (iii) maintaining or improving order replenishment and service levels to end users.

The following table highlights several key measures of our working capital performance.

(Dollars in millions)
Fiscal years ended October 31	2007		2006
Average cash and cash equivalents	$57.0		$30.4
Average receivables, net	376.9		375.9
Average inventories, net	275.3		263.9
Average accounts payable	100.4		98.1
Average days outstanding for receivables	73		75
Average inventory turnover	4.35	x	4.52	x

Average receivables, net increased slightly in fiscal 2007 compared to fiscal 2006 due to higher sales volumes; however, average days outstanding for receivables decreased to 73 days in fiscal 2007 compared to 75 days in fiscal 2006. Average net inventories increased by 4.3 percent in fiscal 2007 compared to fiscal 2006, and average inventory turnover declined by 3.8 percent in fiscal 2007 compared to fiscal 2006 due to lower than planned sales volumes in the first half of fiscal 2007, which resulted in production cuts in the second half of fiscal 2007 in an effort to reduce inventory levels.

We expect that average receivables, net in fiscal 2008 to increase compared to fiscal 2007 due to higher planned sales volumes, while average inventories, net are expected to slightly decline in fiscal 2008 compared to fiscal 2007. We anticipate both average days outstanding for receivables and average inventory turnover to improve in fiscal 2008 compared to fiscal 2007 as we plan to continue our efforts to improve asset utilization as part of our GrowLean initiative.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2007 capital expenditures of $42.2 million were 5.7 percent higher compared to fiscal 2006. This increase was primarily attributable to production equipment and tooling expenditures for new products. Capital expenditures for fiscal 2008 are anticipated to be approximately $3 to $8 million higher than fiscal 2007 as we plan to continue to invest in tooling for new products and manufacturing equipment.

Long-term assets as of October 31, 2007 were $285.9 million compared to $264.9 million as of October 31, 2006, an increase of 7.9 percent. This increase was due mainly to the acquisition of Rain Master, which resulted in the addition of $4.3 million of goodwill and $9.5 million of net intangible assets. See Note 2 of the notes to our consolidated financial statements for further information.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions)
Fiscal years ended October 31	2007	2006
Short-term debt	$0.4	$0.3
Long-term debt, including current portion	229.2	175.0
Stockholders’ equity	370.4	392.0
Debt-to-capitalization ratio	38.3%	30.9%

Our debt-to-capitalization ratio was higher in fiscal 2007 compared to fiscal 2006 due mainly to a decrease in stockholders’ equity as a result of a higher average price paid per share for common stock repurchases in fiscal 2007 compared to fiscal 2006 as well as an increase in long-term debt discussed below.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the combination of funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, acquisitions, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

On April 26, 2007, we issued $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1.9 million associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1.5 million will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually, on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with our other unsecured and unsubordinated indebtedness from time to time outstanding. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. We have the right to redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company and (ii) a downgrade of the notes below an investment grade rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase. We used the proceeds from the issuance of the senior notes to repay $75.0 million outstanding principal amount of 7.125% notes that were due on June 15, 2007 as well as for general corporate purposes.

Cash Dividends

Each quarter in fiscal 2007, our Board of Directors declared a cash dividend of $0.12 per share, which was a 33 percent increase over our cash dividend of $0.09 per share paid each quarter in fiscal 2006. Our Board of Directors recently increased our first quarter of fiscal 2008 quarterly cash dividend by 25 percent to $0.15 per share from the quarterly cash dividend paid in the first quarter of fiscal 2007.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2007	2006	2005
Operating activities	$183.6	$190.3	$174.0
Investing activities	(50.3)	(38.1)	(68.4)
Financing activities	(128.8)	(138.2)	(154.4)
Effect of exchange rates on cash	2.0	0.1	(0.6)
Net cash provided (used)	$6.5	$14.1	$(49.4)
Cash and cash equivalents as of fiscal year end	$62.0	$55.5	$41.4

Cash Flows Provided by Operating Activities. Our primary source of funds is cash generated from operations. In fiscal 2007, cash provided by operating activities decreased by 3.5 percent from fiscal 2006. This decrease was due primarily to a decline in accrued liabilities, mainly from a reduction of deferred compensation liability when we elected to fund a majority of our deferred compensation plans. Somewhat moderating the decline in cash provided by operating activities was higher net earnings and a larger reduction in accounts receivable in fiscal 2007 compared to fiscal 2006.

Cash Flows Used in Investing Activities. Capital expenditures and acquisitions are our primary uses of capital resources. These investments have enabled our sales growth in diverse and new markets, helped us to meet product demand, and increased our manufacturing efficiencies. Cash used in investing activities increased 32.1 percent in fiscal 2007 compared to fiscal 2006 due mainly to cash utilized for acquisitions and an increase in purchases of property, plant, and equipment in fiscal 2007 compared to fiscal 2006.

Cash Flows Used in Financing Activities. Cash used in financing activities was lower by 6.8 percent in fiscal 2007 compared to fiscal 2006. This decline was primarily attributable to proceeds we received from the issuance of 30-year senior notes previously discussed. This decline was somewhat offset by increased repayments of long-term debt, higher cash dividends paid on Toro common stock, and an increase in funds used for repurchases of our common stock in fiscal 2007 compared to fiscal 2006.

Credit Lines and Other Capital Resources

Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between

January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $16 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. Average short-term debt was $48.9 million in fiscal 2007 compared to $43.4 million in fiscal 2006, an increase of $5.5 million or 12.9 percent. This increase was primarily attributable to cash used for funding a majority of our deferred compensation plans in fiscal 2007 and additional working capital requirements as a result of higher average receivables and inventory levels, mainly during the first half of fiscal 2007 compared to the first half of fiscal 2006. As of October 31, 2007, we had $190.7 million of unutilized availability under our credit agreements.

Significant financial covenants in our credit agreement are interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreement as of October 31, 2007, and expect to be in compliance with all covenants during fiscal 2008. Our credit agreement requires compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our credit agreement following the applicable period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or if our average short-term debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio falls below a certain level, the interest rate we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt has been unchanged during fiscal 2007 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2007, we continued our emphasis on repurchasing shares of our common stock as a means of utilizing excess cash and reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. In May 2007, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of our common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by our Board of Directors at any time. As of October 31, 2007, 1,134,175 shares remained available for repurchase under our Board authorization.

The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2007	2006	2005
Shares of common stock purchased	3,342,729	3,369,285	3,922,805
Cost to repurchase common stock	$182.8	$146.5	$157.0
Average price paid per share	$54.70	$43.49	$40.02

OFF-BALANCE SHEET ARRANGEMENTS AND
CONTRACTUAL OBLIGATIONS

We do not customarily enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to our customer financing activities, inventory purchase commitments, deferred compensation arrangements, and operating lease commitments disclosed in the contractual obligations table below. Moreover, it is not our normal policy to issue guarantees to third parties.

Wholesale Financing. Toro Credit Company (TCC), a wholly owned financing subsidiary, provides financing for our North American Toro distributors and approximately 180 of our domestic dealers for select products that we manufacture. Independent North American Toro and Exmark distributors and dealers that do not finance through TCC generally finance their inventories with third party financing companies. All outstanding receivables of TCC are reflected on our consolidated balance sheets.

TCC and third party financing companies purchase selected receivables from us and our distributors and dealers for extended periods that assist our distributors and dealers in carrying representative inventories of products. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. We retain a security interest in the distributors’ and dealers’ inventories, and those inventories are monitored regularly. Under the sales terms to distributors and dealers, finance charges are applied to outstanding balances from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale, until payment is received by TCC or the third party finance company. Rates are generally fixed or based on the prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers.

Third party financing companies purchased $164.6 million of receivables from us during fiscal 2007, of which $57.7 million was outstanding as of October 31, 2007. Our maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $0.6 million as of October 31, 2007. We also enter into limited inventory repurchase agreements with third party financing companies, which includes receivables sold by us to third party financing companies, as well as receivables sold by our distributors to the third party financing companies. As of October 31, 2007, we were contingently liable to repurchase up to $5.8 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies over the past three years. However, a decline in retail sales could cause this situation to change and thereby require us to repurchase financed product.

End-User Financing. We have agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers in North America, Europe, and Australia. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. During fiscal 2007, we entered into an amended agreement that eliminated our contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, we are only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. Our maximum exposure for credit collection as of October 31, 2007 was $7.2 million. We have established a reserve for our estimated exposure related to this credit collection risk.

We also have an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10.0 million at any time. During fiscal 2007, the company sold $1.1 million of receivables and notes under the terms of this agreement.

In the normal course of business, we have arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, our company-owned distributorships also guarantee the residual value at the end of leases with third-party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2007 was $4.4 million. None of these other arrangements requires any additional material financial involvement by us.

Termination of our end-user financing arrangements, or any material change to the terms in the financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material impact on our future operating results or financial condition; however, we do not believe those events are likely to occur.

Distributor Financing. From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors’ businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2007 and 2006, we had outstanding notes receivable of $2.3 million and $2.8 million, respectively, from two distribution companies. The amounts are included in other current and long-term assets on our consolidated balance sheets. The decrease of $0.5 million was the result of repayments on these loans.

Purchase Commitments. We have purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Contractual Obligations. The following table summarizes our contractual obligations as of October 31, 2007.

(Dollars in thousands)	Payments Due By Period
Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt[1]	$1,611	$3,923	$503	$225,000	$231,037
Short-term debt[1]	372	–	–	–	372
Interest payments	16,354	32,438	32,169	324,742	405,703
Deferred compensation arrangements[2]	513	1,774	1,441	2,730	6,458
Purchase obligations	2,877	–	–	–	2,877
Operating leases[3]	13,706	11,613	2,362	82	27,763
Total	$35,433	$49,748	$36,475	$552,554	$674,210

1    Principal payments

2    The unfunded deferred compensation arrangements, covering certain current and retired management employees, consists primarily of salary and bonus deferrals under our deferred compensation plans. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant elections. Deferred compensation balances earn interest based on rates of return on funds established by the Compensation and Human Resources Committee of the Board of Directors, and are payable at the election of the participants.

3    Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance.

As of October 31, 2007, we also had $11.7 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts.

Market Risk

Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Additional information is presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market

Risk,” and Note 13 of the notes to our consolidated financial statements.

Inflation

We are subject to the effects of inflation and changing prices. As previously mentioned, we experienced rising prices for steel; fuel; petroleum-based resins; steel-, lead-, and copper-based component parts; and other commodities during fiscal 2007, which hampered our gross margin growth rate in fiscal 2007 compared to fiscal 2006. In fiscal 2008, we expect average prices paid for commodities to increase compared to fiscal 2007. We plan to attempt to mitigate the impact of these anticipated increases in commodity costs and other inflationary pressures by engaging in proactive vendor negotiations and internal cost reduction efforts, reviewing alternative sourcing options, and introducing moderate price increases on some products.

Acquisitions

In fiscal 2007, we completed the acquisition of Rain Master. Rain Master manufactures irrigation central controllers and other products for the commercial landscape market, with annual sales of approximately $10 million.

In fiscal 2007, we also completed the purchase of certain assets and assumed certain liabilities of Allen Hover Mower. Allen Hover Mower sells walk power mowers worldwide that are specifically designed to perform well on steep inclines for the golf course and grounds maintenance market, with annual sales of approximately $2 million.

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

Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:

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

Sales Promotions and Incentives. At the time of sale to a customer, we record an estimate for sales promotion and incentive costs, which are classified as a reduction from gross sales or as a component of SG&A expense. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, floor planning, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

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

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each fiscal quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow-down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to SG&A expense in the period that we made such a determination.

New Accounting Pronouncements to be Adopted

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at “full fair value.” We will adopt the provisions of SFAS No. 141R to any business combination occurring on or after November 1, 2009, as required.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value. We will adopt the provisions of SFAS No. 157 for financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis during the first quarter of fiscal 2009, as required. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured on a recurring basis during the first quarter of fiscal 2010, as required. We are currently evaluating the requirements of SFAS No. 157 and, we do not expect this new pronouncement will have a material impact on our consolidated financial condition or results of operations.

In August 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted the provisions of this Staff Position as of November 1, 2007, as required, and the adoption of this Staff Position will not have a material impact on our fiscal 2008 consolidated results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted the provisions of this interpretation as of November 1, 2007, as required, and the adoption of this Interpretation will not have a material impact to our fiscal 2008 consolidated financial condition or results of operations.

No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2007 is expected to have a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on our results from operations outside the United States, while a weaker dollar generally has a positive effect. Our primary currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.

We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During fiscal 2007, 2006, and 2005, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $2.2 million, $0.4 million, and $3.0 million, respectively. The gains treated as a reduction to cost of sales for contracts to hedge inventory purchases were $1.0 million for fiscal 2007, $0.1 million for fiscal 2006, and $1.3 million for fiscal 2005.

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2008. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of and for the fiscal year ended October 31, 2007 were as follows:

			Value in	Fair Value
Dollars in thousands	Average		AOCL	Impact
(except average contracted rate)	Contracted Rate	Notional Amount	Income (Loss)	(Loss) Gain
Buy U.S. $/Sell Canadian dollar	0.9899	$7,919.0	$(551.0)	$43.5
Buy U.S. $/Sell Australian dollar	0.8722	57,973.3	(2,222.2)	(2,667.2)
Buy U.S. $/Sell Euro	1.3961	94,516.7	(3,438.5)	(1,344.7)
Buy U.S. $/Sell British pound	2.0598	3,707.6	–	(31.1)
Buy Australian dollar/Sell U.S. $	0.9311	74.5	–	–
Buy Euro/Sell Australian dollar	0.6163	79.1	–	(3.4)
Buy British pound/Sell U.S. $	2.0898	104.5	–	(0.6)
Buy Japanese yen/Sell U.S. $	114.6200	87.2	–	(0.6)
Buy Mexican peso/Sell U.S. $	11.0828	9,654.6	239.1	1,008.3

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 31, 2007, our financial liabilities with exposure to changes in interest rates consisted mainly of $0.4 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant, including the average balance of short-term debt outstanding during fiscal 2007, interest expense would have increased $0.5 million in fiscal 2007. Included in long-term debt is $229.2 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2007, the estimated fair value of long-term debt with fixed interest rates was $241.6 million compared to its carrying value of $229.2 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

During the second quarter of fiscal 2007, we entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30 million for two of the agreements and $40 million for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $0.2 million. This loss is recorded in accumulated other comprehensive loss, and will be amortized to interest expense over the 30-year term of the senior notes.

Commodity Risk. We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report in the section entitled “Inflation.”

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

Management, with the participation of the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2007.

/s/ Michael J. Hoffman
Chairman of the Board, President, and Chief Executive Officer
/s/ Stephen P. Wolfe
Vice President, Finance and Chief Financial Officer

Further discussion of the Company’s internal controls and procedures is included in Part II, Item 9A, “Controls and Procedures” of this report.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company as of October 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. It is also our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of October 31, 2007.

Minneapolis, Minnesota
December 21, 2007

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2007	2006	2005
Net sales	$1,876,904	$1,835,991	$1,779,387
Cost of sales	1,198,529	1,192,675	1,164,021
Gross profit	678,375	643,316	615,366
Selling, general, and administrative expense	454,726	440,440	432,640
Earnings from operations	223,649	202,876	182,726
Interest expense	(19,445)	(17,672)	(17,733)
Other income, net	9,023	7,550	5,279
Earnings before income taxes	213,227	192,754	170,272
Provision for income taxes	70,791	63,609	56,190
Net earnings	$142,436	$129,145	$114,082
Basic net earnings per share of common stock	$3.50	$3.01	$2.55
Diluted net earnings per share of common stock	$3.40	$2.91	$2.45
Weighted-average number of shares of common stock outstanding – Basic	40,682	42,887	44,714
Weighted-average number of shares of common stock outstanding – Diluted	41,864	44,344	46,539

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2007	2006
ASSETS
Cash and cash equivalents	$62,047	$55,523
Receivables, net:
Customers (net of $3,647 and $2,339 as of October 31, 2007 and 2006, respectively, for allowance for doubtful accounts)	273,527	284,082
Other	9,588	10,751
Total receivables, net	283,115	294,833
Inventories, net	251,275	238,544
Prepaid expenses and other current assets	10,677	9,437
Deferred income taxes	57,814	55,846
Total current assets	664,928	654,183
Property, plant, and equipment, net	170,672	166,323
Deferred income taxes	5,185	1,862
Other assets	9,153	10,011
Goodwill	86,224	81,469
Other intangible assets, net	14,675	5,225
Total assets	$950,837	$919,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$1,611	$–
Short-term debt	372	320
Accounts payable	90,966	89,673
Accrued liabilities:
Warranty	62,030	65,235
Advertising and marketing programs	53,765	50,124
Compensation and benefit costs	61,462	77,721
Income taxes	2,089	8,060
Other	69,175	51,496
Total current liabilities	341,470	342,629
Long-term debt, less current portion	227,598	175,000
Deferred revenue and other long-term liabilities	11,331	9,415
Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 37,950,831 shares as of October 31, 2007 (net of 16,081,389 treasury shares) and 40,355,714 shares as of October 31, 2006 (net of 13,676,506 treasury shares)	37,951	40,356
Retained earnings	335,384	358,522
Accumulated other comprehensive loss	(2,897)	(6,849)
Total stockholders’ equity	370,438	392,029
Total liabilities and stockholders’ equity	$950,837	$919,073

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$142,436	$129,145	$114,082
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash asset impairment	–	–	23
Provision for depreciation and amortization	42,105	42,564	42,829
Equity losses from investments	361	1,559	1,468
Gain on disposal of property, plant, and equipment	(194)	(110)	(260)
Increase in deferred income taxes	(522)	(1,709)	(9,012)
Stock-based compensation expense	7,293	6,641	9,312
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	9,033	75	7,381
Inventories, net	(1,915)	(522)	(1,210)
Prepaid expenses and other assets	(977)	9,390	462
Accounts payable, accrued expenses, and deferred revenue	(14,046)	3,238	9,008
Net cash provided by operating activities	183,574	190,271	174,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(42,168)	(39,885)	(37,432)
Proceeds from disposal of property, plant, and equipment	267	1,033	2,740
Investments in affiliates	–	(371)	(757)
Decrease in other assets	1,494	1,161	1,550
Proceeds from sale of a business	–	–	765
Acquisitions, net of cash acquired	(9,881)	–	(35,285)
Net cash used in investing activities	(50,288)	(38,062)	(68,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term debt, net	(10)	(5)	(774)
Issuance of long-term debt, net of costs	121,491	–	–
Repayments of long-term debt	(75,000)	(46)	(45)
Excess tax benefits from stock-based awards	13,775	13,131	5,989
Proceeds from exercise of stock options	13,255	10,683	8,164
Purchases of Toro common stock	(182,843)	(146,543)	(156,972)
Dividends paid on Toro common stock	(19,459)	(15,421)	(10,755)
Net cash used in financing activities	(128,791)	(138,201)	(154,393)
Effect of exchange rates on cash	2,029	113	(625)
Net increase (decrease) in cash and cash equivalents	6,524	14,121	(49,354)
Cash and cash equivalents as of the beginning of the fiscal year	55,523	41,402	90,756
Cash and cash equivalents as of the end of the fiscal year	$62,047	$55,523	$41,402
Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$18,234	$18,365	$18,310
Income taxes	61,257	56,985	46,761
Stock issued in connection with stock-based compensation plans	4,971	6,176	4,284
Long-term debt issued in connection with an acquisition	6,000	–	–

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
Balance as of October 31, 2004	$45,036	$386,925	$(11,142)	$420,819
Cash dividends paid on common stock – $0.24 per share	–	(10,755)	–	(10,755)
Issuance of 784,610 shares under stock-based compensation plans	785	13,374	–	14,159
Contribution of stock to a deferred compensation trust	–	3,151	–	3,151
Purchase of 3,922,805 shares of common stock	(3,922)	(153,050)	–	(156,972)
Excess tax benefits from stock options	–	5,989	–	5,989
Minimum pension liability adjustment, net of tax	–	–	(43)	(43)	$(43)
Foreign currency translation adjustments	–	–	(2,395)	(2,395)	(2,395)
Unrealized gain on derivative instruments, net of tax	–	–	1,999	1,999	1,999
Net earnings	–	114,082	–	114,082	114,082
Total comprehensive income					$113,643
Balance as of October 31, 2005	$41,899	$359,716	$(11,581)	$390,034
Cash dividends paid on common stock – $0.36 per share	–	(15,421)	–	(15,421)
Issuance of 1,826,536 shares under stock-based compensation plans	1,826	10,940	–	12,766
Contribution of stock to a deferred compensation trust	–	4,185	–	4,185
Purchase of 3,369,285 shares of common stock	(3,369)	(143,174)	–	(146,543)
Excess tax benefits from stock options	–	13,131	–	13,131
Minimum pension liability adjustment, net of tax	–	–	2,077	2,077	$2,077
Foreign currency translation adjustments	–	–	2,798	2,798	2,798
Unrealized loss on derivative instruments, net of tax	–	–	(143)	(143)	(143)
Net earnings	–	129,145	–	129,145	129,145
Total comprehensive income					$133,877
Balance as of October 31, 2006	$40,356	$358,522	$(6,849)	$392,029
Cash dividends paid on common stock – $0.48 per share	–	(19,459)	–	(19,459)
Issuance of 937,846 shares under stock-based compensation plans	938	18,862	–	19,800
Contribution of stock to a deferred compensation trust	–	748	–	748
Purchase of 3,342,729 shares of common stock	(3,343)	(179,500)	–	(182,843)
Excess tax benefits from stock options	–	13,775	–	13,775
Adjustment related to adoption of SFAS No. 158, net of tax	–	–	(1,484)	(1,484)
Minimum pension liability adjustment, net of tax	–	–	41	41	$41
Foreign currency translation adjustments	–	–	9,757	9,757	9,757
Unrealized loss on derivative instruments, net of tax	–	–	(4,362)	(4,362)	(4,362)
Net earnings	–	142,436	–	142,436	142,436
Total comprehensive income					$147,872
Balance as of October 31, 2007	$37,951	$335,384	$(2,897)	$370,438

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

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

Reclassifications

Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. The reclassifications had no impact on results of operations as previously reported.

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

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the last-in, first-out (LIFO) method for most inventories. The first-in, first-out (FIFO) method is used for other inventories, constituting approximately 35 percent of total inventories as of October 31, 2007 and 2006. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is based on the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production as well as planned and historical sales of the inventory.

During fiscal 2006, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $713 below the amount that would have resulted from replacing the liquidated inventory at end of year prices. During fiscal 2007, LIFO inventory layers were also reduced, which resulted in an immaterial impact to cost of sales.

Inventories as of October 31 were as follows:

	2007	2006
Raw materials and work in progress	$ 68,367	$ 67,976
Finished goods and service parts	242,965	229,137
	311,332	297,113
Less: LIFO reserve	42,889	40,860
Reserves for excess and obsolete inventory	17,168	17,709
Total	$ 251,275	$ 238,544

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over 3 to 7 years. Tooling costs are generally depreciated over 3 to 5 years using the straight-line method. Software and web site development costs are generally amortized over 2 to 5 years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2007, 2006, and 2005, the company capitalized $820, $760, and $408 of interest, respectively.

Property, plant, and equipment as of October 31 was as follows:

	2007	2006
Land and land improvements	$ 22,670	$ 22,256
Buildings and leasehold improvements	111,789	107,650
Machinery and equipment	394,942	362,136
Computer hardware and software	47,681	48,297
Subtotal	577,082	540,339
Less: accumulated depreciation	406,410	374,016
Total property, plant, and equipment, net	$ 170,672	$ 166,323

During fiscal years 2007, 2006, and 2005, the company recorded depreciation expense of $40,529, $41,219, and $41,579, respectively.

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

Other intangible assets with determinable lives consist primarily of patents, non-compete agreements, customer relationships, and developed technology that are amortized on a straight-line basis over periods ranging from two to 13 years.

Impairment of Long-Lived and Intangible Assets

The company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value. Based on the company’s annual analysis during fiscal 2007, 2006, and 2005, no long-lived assets, goodwill, or other intangible assets were deemed impaired.

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The amount of the liability is based upon the historical relationship of warranty claims to sales by product line and major rework campaigns. The changes in warranty reserves were as follows:

Fiscal years ended October 31	2007	2006
Beginning Balance	$ 65,235	$ 61,385
Warranty provisions	44,040	41,997
Warranty claims	(44,416)	(41,700)
Changes in estimates	(2,829)	3,553
Ending Balance	$ 62,030	$ 65,235

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

Derivatives

Derivatives, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders’ equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other income, net in the consolidated statements of earnings.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company has reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

Revenue Recognition

Toro recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. The company ships some of its products on consignment to a key retailer. Toro recognizes revenue for these consignment transactions when the product is shipped from the retailer’s distribution centers to their stores. A provision is made at the time the related revenue is recognized for estimated product returns, cost of product warranties, floor plan costs, rebates, and other sales promotional expenses. Sales, use, value-added, and other excise taxes are not recognized in revenue. Freight revenue billed to customers is also included in net sales.

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

Sales Promotions and Incentives

At the time of sale, the company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is either classified as a reduction from gross sales or as a component of selling, general, and administrative expense.

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

Cost of Financing Distributor/Dealer Inventory

The company enters into limited inventory repurchase agreements with third party financing companies. The company has repurchased immaterial amounts of inventory from third party financing companies over the last three fiscal years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product. See Note 12 for additional information regarding the company’s repurchase arrangements.

Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $13,559, $13,952, and $11,866 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $39,877, $44,134, and $42,827 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123 (Revised 2004),

“Share-Based Payment.” SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions and requires measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant. The company’s stock-based compensation awards include performance shares issued to key employees that are contingent on the achievement of performance goals of the company as well as non-qualified options. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. See Note 9 for additional information regarding stock-based compensation plans.

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

Reconciliations of basic and diluted weighted-average shares of common stock are as follows:

BASIC
(Shares in thousands) Fiscal years ended October 31	2007	2006	2005
Weighted-average number of shares of common stock	40,661	42,848	44,679
Assumed issuance of contingent shares	21	39	35
Weighted-average number of shares of common stock and assumed issuance of contingent shares	40,682	42,887	44,714
DILUTED
(Shares in thousands) Fiscal years ended October 31	2007	2006	2005
Weighted-average number of shares of common stock and assumed issuance of contingent shares	40,682	42,887	44,714
Effect of dilutive securities	1,182	1,457	1,825
Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	41,864	44,344	46,539

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

Statement of Stockholders’ Equity and Comprehensive Income Information

Components of accumulated other comprehensive loss as of October 31 were as follows:

	2007	2006	2005
Foreign currency translation adjustment	$ (2,713)	$ 7,044	$ 9,842
Adjustment related to the adoption of SFAS No. 158, net of tax	1,484	–	–
Minimum pension liability adjustment, net of tax	184	225	2,302
Unrealized loss (gain) on derivative instruments, net of tax	3,942	(420)	(563)
Total accumulated other comprehensive loss	$ 2,897	$ 6,849	$ 11,581

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. We adopted the provisions of SAB No. 108 as of October 31, 2007, as required. The adoption of SAB No. 108 did not have an impact on our consolidated financial position or results of operations.

In October 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize, as a component of other comprehensive income, changes in the funded status of pension and other postretirement benefit plans, such as actuarial gains and losses and prior service costs that arise during the year but are not recognized as components of net periodic benefit cost. SFAS No. 158 will require the measurement date of plan assets and benefit obligations to be as of the end of the employer’s fiscal year. We adopted the provisions of SFAS No. 158, which require the funded status of pension and other postretirement benefit plans to be recorded on the balance sheet as of October 31, 2007, as required, and we will adopt the provisions that require the measurement date of plan assets and benefit obligations to be the same as our fiscal year end as of October 31, 2009, as required. The effects of adopting the provisions of SFAS No. 158 on our consolidated balance sheet as of October 31, 2007 are presented in the following table.

	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported as of October 31, 2007
Deferred income taxes – current portion	$ 58,307	$ (493)	$ 57,814
Deferred income taxes – long-term portion	3,637	1,548	5,185
Other assets	10,249	(1,096)	9,153
Total assets	950,878	(41)	950,837
Accrued liabilities – compensation and benefit costs	60,019	1,443	61,462
Total current liabilities	340,027	1,443	341,470
Accumulated other comprehensive loss	(1,413)	(1,484)	(2,897)
Total stockholders’ equity	371,922	(1,484)	370,438

2	BUSINESS ACQUISITIONS

On August 16, 2007, the company completed the acquisition of Rain Master Irrigation Systems, Inc. (Rain Master), a manufacturer of irrigation central controllers and other products for the commercial landscape market, with annual sales of approximately $10,000. The purchase price was $17,882, with $11,882 paid in cash and $6,000 of long-term notes issued.

On January 19, 2007, the company completed the purchase of certain assets and assumed certain liabilities of Allen Hover Mower. Allen Hover Mower sells walk power mowers worldwide that are specifically designed to perform well on steep inclines for the golf course and grounds maintenance market, with annual sales of approximately $2,000.

On February 8, 2005, the company completed the acquisition of certain assets and assumed certain liabilities of Hayter Limited (Hayter). Hayter designs, manufactures, and markets residential and professional turf maintenance equipment primarily for the United Kingdom market, with annual sales of approximately $50,000. The purchase price was $35,285, which was paid in cash, and included $31,043 of current assets; $10,585 of property, plant, and equipment; $7,188 of intangible assets; and $13,531 of assumed liabilities.

The purchase price of these acquisitions was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. These acquisitions were immaterial based on the company’s consolidated financial condition and results of operations. See Note 4 for further details related to the acquired intangible assets.

3	OTHER INCOME, NET

Other income (expense) is as follows:

Fiscal years ended October 31	2007	2006	2005
Interest income	$ 3,148	$ 1,433	$ 1,519
Gross finance charge revenue	1,791	2,557	2,991
Retail financing revenue	1,786	2,257	2,275
Royalty and licensing income	–	–	743
Foreign currency exchange rate gain (loss)	1,330	961	(791)
Loss on sale of a business	–	–	(775)
Equity losses from investments	(361)	(1,559)	(1,468)
Litigation recovery	50	862	65
Miscellaneous	1,279	1,039	720
Total	$ 9,023	$ 7,550	$ 5,279

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2007 and 2006 were as follows:

	Professional Segment	Residential Segment	Total
Balance as of October 31, 2005	$ 70,801	$ 10,396	$ 81,197
Translation adjustment	147	125	272
Balance as of October 31, 2006	$ 70,948	$ 10,521	$ 81,469
Goodwill acquired	4,290	–	4,290
Translation adjustment	219	246	465
Balance as of October 31, 2007	$ 75,457	$ 10,767	$ 86,224

Other Intangible Assets – Total other intangible assets, net as of October 31, 2007 and 2006 were $14,675 and $5,225, respectively. As of October 31, 2007 and 2006, the company also had $2,910 and $2,671, respectively, of non-amortizable intangible assets related to the Hayter brand name, which was acquired in fiscal 2005. During fiscal 2007, the company added $2,800 of non-amortizable intangible assets related to the Rain Master trade name, which was acquired in fiscal 2007.

The components of other amortizable intangible assets were as follows:

October 31, 2007	Gross Carrying Amount	Accumulated Amortization
Patents	$ 6,553	$ (6,155)
Non-compete agreements	1,400	(938)
Customer-related	6,655	(504)
Developed technology	3,490	(1,536)
Other	800	(800)
Total	$ 18,898	$ (9,933)

October 31, 2006	Gross Carrying Amount	Accumulated Amortization
Patents	$ 6,553	$ (5,964)
Non-compete agreements	1,000	(885)
Customer-related	1,336	(234)
Developed technology	1,563	(815)
Other	800	(800)
Total	$ 11,252	$ (8,698)

Amortization expense for intangible assets for the fiscal years ended October 31, 2007, 2006, and 2005 was $1,200, $864, and $770, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2008, $1,493; 2009, $1,147; 2010, $854; 2011, $780; 2012, $747; and after 2012, $3,944.

5	SHORT-TERM CAPITAL RESOURCES

The company has a $175,000 unsecured senior five-year revolving credit facility, which expires in January 2012. We had no outstanding borrowings under this credit facility as of October 31, 2007 and 2006. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, the company’s non-U.S. operations maintain unsecured short-term lines of credit of $16,069. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $372 and $320 outstanding as of October 31, 2007 and 2006, respectively, under these lines of credit. The weighted-average interest rate on short-term debt outstanding as of October 31, 2007 and 2006 was 6.89 percent and 6.15 percent, respectively. The company was in compliance with all covenants related to the several lines of credit described above as of October 31, 2007.

6	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2007	2006
7.125% Notes, due June 15, 2007	$ –	$ 75,000
7.800% Debentures, due June 15, 2027	100,000	100,000
6.625% Senior Notes, due May 1, 2037	123,172	–
Other	6,037	–
	229,209	175,000
Less current portion	1,611	–
Long-term debt, less current portion	$ 227,598	$ 175,000

As of October 31, 2006, the company had $75,000 of notes due on June 15, 2007 that were classified as long-term debt as the company had the ability and intent to refinance the obligation on a long-term basis. The notes were repaid at maturity during fiscal 2007.

On April 26, 2007, the company issued $125,000 in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1,859 associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1,524 will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually, on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with our other unsecured and unsubordinated indebtedness from time to time outstanding. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company and (ii) a downgrade of the notes below an investment grade rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of repurchase. The proceeds from the issuance of the senior notes were used to repay the $75,000 outstanding principal amount of 7.125% notes on the maturity date of June 15, 2007 as well as for general corporate purposes.

In connection with the issuance in June 1997 of the $175,000 in long-term debt securities, the company paid $23,688 to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125,000. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18,710. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.

Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2008, $1,611; 2009, $1,911; 2010, $2,012; 2011, $503; 2012, $0; and after 2012, $225,000.

7	STOCKHOLDERS’ EQUITY

Stock repurchase program – The company’s Board of Directors authorized the repurchase of shares of the company’s common stock as follows:

•  In March 2004, 1,000,000 shares

•  In May 2004, 2,000,000 shares

•  In September 2004, 1,000,000 shares, which was doubled to 2,000,000 shares as a result of a two-for-one stock split effective March 28, 2005

•  In July 2005, 2,000,000 shares

•  In July 2006, 3,000,000 shares

•  In May 2007, 3,000,000 shares

During fiscal 2007, 2006, and 2005, the company paid $182,843, $146,543, and $156,972 to repurchase an aggregate of 3,342,729 shares, 3,369,285 shares, and 3,922,805 shares, respectively. As of October 31, 2007, 1,134,175 shares remained authorized for repurchase.

Shareholder rights plan – Under the terms of a Rights Agreement dated as of May 20, 1998 between Toro and Wells Fargo Bank, National Association, each share of the company’s common stock entitles its holder to one preferred share purchase right. These rights become exercisable only if a person or group acquires, or announces a tender offer that would result in, ownership of 15 percent or more of Toro’s common stock. Each right will then entitle the holder to buy a one four-hundredth interest in a share of a series of preferred stock, at a price of $180 per one one-hundredth of a preferred share. Among other things under the plan, if a person or group acquires 15 percent or more of Toro’s outstanding common stock, each right entitles its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. The Board of Directors may redeem the rights for $0.0025 per right at any time before a person or group acquires beneficial ownership of 15 percent or more of the common stock. The rights expire at the close of business on June 14, 2008, unless extended or earlier redeemed or exchanged.

Treasury shares – As of October 31, 2007, the company had 16,081,389 treasury shares at a cost of $593,290. As of October 31, 2006, the company had 13,676,506 treasury shares at a cost of $441,190.

8	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company’s consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Benefits from export incentives	(0.1)	(1.3)	(1.7)
Domestic manufacturer’s deduction	(0.5)	(0.5)	–
State and local income taxes, net of federal income tax benefit	1.7	1.4	1.0
Effect of foreign source income	(1.2)	(0.8)	(0.3)
Other, net	(1.7)	(0.8)	(1.0)
Consolidated effective tax rate	33.2%	33.0%	33.0%

Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2007	2006	2005
Provision for income taxes:
Current –
Federal	$59,941	$57,285	$58,420
State	5,501	4,115	3,329
Non-U.S.	5,812	3,262	1,209
Current provision	$71,254	$64,662	$62,958
Deferred –
Federal	$1,837	$(523)	$(5,953)
State	137	175	(671)
Non-U.S.	(2,437)	(705)	(144)
Deferred benefit	(463)	(1,053)	(6,768)
Total provision for income taxes	$70,791	$63,609	$56,190

As of October 31, 2007, the company has net operating loss carryforwards of approximately $2,757 in foreign jurisdictions with expiration periods ranging from seven years to unlimited.

Earnings before income taxes were as follows:

Fiscal years ended October 31	2007	2006	2005
Earnings before income taxes:
U.S.	$198,274	$180,734	$165,536
Non-U.S.	14,953	12,020	4,736
Total	$213,227	$192,754	$170,272

During the fiscal years ended October 31, 2007, 2006, and 2005, respectively, $13,775, $13,131, and $5,989 was added to stockholders’ equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2007	2006
Deferred Tax Assets:
Allowance for doubtful accounts	$2,147	$1,688
Inventory items	1,260	744
Warranty reserves and other accruals	34,705	30,053
Employee benefits	21,619	18,885
Depreciation	4,094	1,862
Other	1,829	7,386
Deferred tax assets	$65,654	$60,618
Valuation allowance	(2,655)	(2,910)
Net deferred tax assets	$62,999	$57,708

The valuation allowance as of October 31, 2007 principally applies to unexpired capital loss carryforwards.

As of October 31, 2007, the company had approximately $27,022 of accumulated undistributed earnings from subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

9	STOCK-BASED COMPENSATION PLANS

Under the company’s stock option plans, certain employees and non-employee directors have been granted options to purchase shares of common stock at prices equal to the fair market value of the company’s common stock on the date the option was granted. A majority of these awards are non-qualified options, and for certain non-officer employees, the options vest after two years from the date of grant and have a five-year contractual term. Other options granted during the first quarter of fiscal 2007 vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The number of unissued shares of common stock available for future grants under the company’s stock-based compensation plans was 527,296 as of October 31, 2007.

In 1999, the company’s stockholders approved, and in March 2007, the company’s stockholders re-approved, a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, key employees are granted the right to receive shares of common stock or deferred common stock units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals, and vest over a three-year period. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. The number of unissued shares of common stock available for future grants under the company’s Performance Share Plan was 832,448 as of October 31, 2007.

A summary of activity under the plans previously described is presented below:

	Options Outstanding	Price[1]	Life[2]	Aggregate Intrinsic Value	Performance Shares Potentially Issuable
Outstanding as of November 1, 2006	3,012,899	$21.48	4.7	$65,334	580,000
Granted	441,752	44.88			127,600
Exercised /earned	(662,334)	19.58			(205,765)
Cancelled/forfeited	(17,985)	42.34			(75,435)
Outstanding as of October 31, 2007	2,774,332	$25.52	4.6	$83,624	426,400
Exercisable as of October 31, 2007	1,930,248	$18.21	3.9	$72,294	–

1     Weighted-average exercise price

2     Weighted-average contractual life in years

Total stock-based compensation expense for these plans was $7,293, $6,269, and $9,145 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. The total intrinsic value of options (the amount by which the stock price exceeded the strike price of the option on the date of exercise) that were exercised during the fiscal years ended October 31, 2007, 2006, and 2005 was $35,752, $37,469, and $20,674, respectively.

The table below presents the non-vested options and performance share awards as of October 31, 2007, and changes during the fiscal year ended October 31, 2007:

Options and shares	Stock Options	Weighted- Average Fair Value at date of grant	Performance Shares	Weighted- Average Fair Value at date of grant
Non-vested as of November 1, 2006	902,127	$10.64	580,000	$31.84
Granted	441,752	12.32	127,600	44.90
Vested/earned	(481,810)	10.30	(205,765)	24.16
Forfeited/cancelled	(17,985)	8.62	(75,435)	24.16
Non-vested as of October 31, 2007	844,084	$11.76	426,400	$40.81

As of October 31, 2007, there was $2,332 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of October 31, 2007, there was $2,298 of total unrecognized compensation expense related to non-vested performance share compensation arrangements granted under the company’s plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table illustrates the valuation assumptions of stock-based compensation in the following fiscal years.

Fiscal years ended October 31	2007	2006	2005
Stock option valuation assumptions:
Expected life of option in years	3 – 6.5	2.5 – 6.5	3 – 7
Expected volatility	25.0% – 26.4%	25.3% – 27.0%	25.9% – 30.4%
Weighted-average volatility	25.65%	26.13%	28.04%
Risk-free interest rate	4.42% – 4.53%	4.40% – 4.53%	3.22% – 4.04%
Expected dividend yield	0.78% – 0.90%	0.65% – 0.70%	0.18% – 0.25%
Weighted-average dividend yield	0.84%	0.67%	0.22%
Grant date weighted-average fair value of stock options	$12.32	$10.94	$11.14
Performance share grant date fair value	$44.90	$41.44	$37.02

On July 31, 1995, the company issued 68,968 shares of restricted stock and 68,968 performance units to its former Chief Executive Officer under the terms of The Toro Company Chief Executive Officer Succession Incentive Award Agreement, which was approved by the company’s stockholders in 1994. The value of each performance unit was equal to the fair market value of a share of common stock. The restricted stock and performance units were to vest based upon achievement of specified succession planning goals. For each of fiscal 2000 and 1999, 10,480 shares and 10,480 performance units vested. During fiscal 2005, the remaining 48,908 restricted shares and 48,908 performance units vested due to the completion of the succession planning goals. Compensation expense related to this plan was $372 and $167 for the fiscal years ended October 31, 2006 and 2005, respectively.

10	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $17,170, $15,150, and $14,780 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.

The company also sponsors a plan that provides health-care benefits to eligible employees upon retirement, up to age 65. The health-care benefit plan is contributory, with retiree contributions based on active employee participation rates. The company funds these benefits for retirees on an annual basis. The company uses fiscal year end as the measurement date for this plan.

Reconciliation of the funded status of this plan is as follows:

Fiscal years ended October 31	2007	2006
Projected Benefit Obligation
Beginning obligations	$8,914	$9,172
Service cost	378	381
Interest cost	495	510
Actuarial loss (gain)	129	(626)
Benefits paid	(654)	(523)
Ending obligations	$9,262	$8,914
Funded Status of Plan	$(9,262)	$(8,914)
Unrecognized prior service credit	N/A	(1,594)
Unrecognized actuarial loss	N/A	4,247
Net amount recognized	$(9,262)	$(6,261)

Assumptions used in calculations are:

Fiscal years ended October 31	2007	2006
Discount rate used to determine year end obligation	5.75%	5.75%
Discount rate used to determine fiscal year expense	5.75%	5.75%
Annual increase in cost of benefits	9.0%	10.0%

The annual increase in cost of postretirement benefits is assumed to decrease gradually in future years, reaching an ultimate rate of 5 percent in fiscal 2015.

Components of net benefit cost each fiscal year are as follows:

Fiscal years ended October 31	2007	2006	2005
Service cost	$378	$381	$525
Interest cost	495	510	511
Prior service credit	(194)	(194)	(193)
Amortization of losses	217	275	333
Net expense	$896	$972	$1,176

Assumed trend rates for health-care costs have an important effect on the amounts reported for postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point, the postretirement benefit obligation as of October 31, 2007 would increase by $671. If the health-care cost trend rate decreased by 1 percentage point, the postretirement benefit obligation as of October 31, 2007 would decrease by $604.

The benefits expected to be paid by the company in each fiscal year from fiscal years 2008-2012 are $629, $835, $992, $1,082, and $1,023, respectively. The aggregate benefits expected to be paid by the company in the five fiscal years from 2013-2017 are $4,860. The expected benefits to be paid are based on the same assumptions used to measure the company’s benefit obligation as of October 31, 2007.

In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The measurement date for these plans was July 31, 2007. The projected benefit obligation of these plans as of October 31, 2007 and 2006 was $31,445 and $31,127, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2007 and 2006 was $3,145 and $3,144, respectively. The accumulated benefit obligation of these plans as of October 31, 2007 and 2006 was $27,270 and $26,882, respectively. The fair value of the plan assets as of October 31, 2007 and 2006 was $28,584 and $24,586, respectively. The net expense recognized in the consolidated financial statements for these plans was $954, $846, and $606 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.

Amounts recognized in accumulated other comprehensive loss as of October 31, 2007, consisted of:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total
Net actuarial (gain) loss	$(554)	$2,620	$2,066
Net prior service cost (credit)	484	(882)	(398)
Accumulated other comprehensive loss	$(70)	$1,738	$1,668

Changes in accumulated other comprehensive loss for the fiscal year ended October 31, 2007, consisted of:

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total
Incremental effect of adopting SFAS No. 158	$254	$(1,738)	$(1,484)
Net loss	295	(1,738)	(1,443)
Total recognized in other comprehensive income	$(41)	$–	$(41)
Total recognized in net periodic benefit cost and other comprehensive income	$913	$896	$1,809

The following amounts are included in accumulated other comprehensive loss as of October 31, 2007 and are expected to be recognized as components of net periodic benefit cost during fiscal 2008.

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total
Net loss	$25	$213	$238
Net prior service cost (credit)	78	(193)	(115)

During the first quarter of fiscal 2007, the company began to offer participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans, which amounted to $17,935. The fair value of the investment in the deferred compensation plans as of October 31, 2007 was $19,734, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

11	SEGMENT DATA

Toro develops, manufactures, and sells a wide variety of turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products used in professional and residential markets. The company’s principal businesses are based on Toro’s ability to provide comprehensive, integrated solutions that create, maintain, enhance, and conserve beautiful and functional landscapes. The company’s reportable segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations.

Reportable Segments

The professional segment consists of turf equipment and irrigation products. Turf equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation equipment, and other maintenance equipment. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and micro-irrigation drip tape and hose products. These products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, and residential and commercial landscapes, as well as directly to government customers and rental companies.

The residential segment consists of walk power mowers, riding mowers, snow throwers, homeowner-installed irrigation systems, replacement parts, and electrical home solutions products, including trimmers, blowers, and blower-vacuums. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of hardware retailers, home centers, and mass retailers, as well as over the Internet.

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

The following table shows summarized financial information concerning the company’s reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total
2007
Net sales	$1,270,530	$563,524	$42,850	$1,876,904
Intersegment gross sales	43,727	7,201	(50,928)	–
Earnings (loss) before income taxes	254,178	41,828	(82,779)	213,227
Total assets	500,908	210,082	239,847	950,837
Capital expenditures	26,864	8,515	6,789	42,168
Depreciation and amortization	20,980	11,682	9,443	42,105
2006
Net sales	$1,224,775	$566,641	$44,575	$1,835,991
Intersegment gross sales	48,439	7,835	(56,274)	–
Earnings (loss) before income taxes	227,692	34,094	(69,032)	192,754
Total assets	457,861	202,306	258,906	919,073
Capital expenditures	18,556	14,399	6,930	39,885
Depreciation and amortization	19,701	12,078	10,785	42,564
2005
Net sales	$1,145,361	$583,291	$50,735	$1,779,387
Intersegment gross sales	50,709	8,043	(58,752)	–
Earnings (loss) before income taxes	207,398	50,160	(87,286)	170,272
Total assets	452,274	204,428	258,158	914,860
Capital expenditures	24,259	6,067	7,106	37,432
Depreciation and amortization	21,272	11,454	10,103	42,829

The following table presents the details of the other segment operating loss before income taxes:

Fiscal years ended October 31	2007	2006	2005
Corporate expenses	$(86,655)	$(78,247)	$(90,713)
Interest expense	(19,445)	(17,672)	(17,733)
Finance charge revenue	1,791	2,557	2,991
Elimination of corporate financing expense	14,142	17,657	17,998
Other	7,388	6,673	171
Total	$(82,779)	$(69,032)	$(87,286)

The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2007	2006	2005
Irrigation	$381,097	$373,823	$365,322
Equipment	1,495,807	1,462,168	1,414,065
Total	$1,876,904	$1,835,991	$1,779,387

Sales to one customer accounted for 12 percent of consolidated net sales in fiscal 2007, and 13 percent in fiscal 2006 and 2005.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of goodwill, intangible assets, and net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total
2007
Net sales	$1,333,305	$543,599	$1,876,904
Long-lived assets	230,246	41,325	271,571
2006
Net sales	$1,339,998	$495,993	$1,835,991
Long-lived assets	213,896	39,121	253,017
2005
Net sales	$1,338,743	$440,644	$1,779,387
Long-lived assets	214,726	39,200	253,926

12	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $19,677, $19,448, and $19,698 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. As of October 31, 2007, future minimum lease payments under noncancelable operating leases amounted to $27,763 as follows: 2008, $13,706; 2009, $7,693; 2010, $3,920; 2011, $1,948; 2012, $414; and after 2012, $82.

Customer Financing

Wholesale Financing – Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor. Third party financing companies purchased $164,614 of receivables from the company during fiscal 2007, of which $57,739 was outstanding as of October 31, 2007. The company’s maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $550 as of October 31, 2007.

Toro also enters into limited inventory repurchase agreements with third party financing companies, which includes receivables sold by the company to third party financing companies as well as receivables sold by the company’s distributors to the third party financing companies. As of October 31, 2007, the company was contingently liable to repurchase up to $5,788 of inventory related to receivables under these financing arrangements. Toro has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

End-User Financing – The company has agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers in North America, Europe, and Australia. During fiscal 2007, the company entered into an amended agreement that eliminated the company’s contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, the company is only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. The company’s maximum exposure for credit collection as of October 31, 2007 was $7,172. The company has established a reserve for the estimated exposure related to the credit collection risk, which was $907 and $2,310 as of October 31, 2007 and 2006, respectively.

The company entered into an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10,000 at any time. During fiscal 2007, the company sold $1,051 of receivables and notes under the terms of this agreement.

In the normal course of business, the company has arrangements with other financial institutions to provide various forms of financing options to end-user customers. From time to time, Toro’s wholly owned subsidiaries also guarantee the residual value at the end of leases with third party financing companies for product sold to customers. The amount of this potential contingent liability as of October 31, 2007 and 2006 was $4,393 and $3,962, respectively.

Purchase Commitments

As of October 31, 2007, the company had $2,877 of purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2007 and 2006, the company had $11,689 and $11,655, respectively, in outstanding letters of credit.

Customs Duties

The company is liable for customs duties for certain products that are imported and exported between countries. The company has determined that it has a potential liability for unpaid customs duties on certain products. The company accrued an estimate of this liability and is currently working to resolve the matter with the appropriate governmental officials. Although the ultimate resolution of this matter could potentially be different than the original estimate, the matter is not expected to have a material impact on the consolidated operating results or financial position of the company.

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

To prevent possible infringement of its patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. This patent program, consisting of both types of activities, helps the company minimize risk of patent infringement litigation. The company is currently involved in commercial disputes and patent litigation cases, both where it is asserting patents and where it is defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, management believes that the outcome of these cases is unlikely to have a material adverse effect on the consolidated results of operation or financial condition of the company.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act, and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss the claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts, and MTD Products Inc. has filed cross claims against the non-settling defendants. On December 21, 2006, another defendant, American Honda Motor Company, notified the company that it had reached an agreement of settlement with the plaintiffs. On March 30, 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. As of the date hereof, the court has not yet entered the detailed written order. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. Management is also unable to assess at this time whether the lawsuit will have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that Toro willfully infringes certain claims of three Textron patents by selling its Groundsmaster® commercial mowers. Textron seeks damages for the company’s past sales and an injunction against future infringement. In August and November 2005, management answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, management filed with the USPTO to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO. In April 2007, the Court granted the company’s motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While management does not believe that the lawsuit will have a material adverse effect on the company’s consolidated financial condition, an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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

Derivative Instruments and Hedging Activities

The company uses derivative instruments to manage exposure to foreign currency exchange rates. Toro uses derivative instruments only in an attempt to limit underlying exposure from currency rate fluctuations, and not for trading purposes. The company documents all relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are effective in offsetting changes in cash flows of the hedged item.

The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive loss and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss to sales or cost of sales. During fiscal 2007, 2006, and 2005, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $2,240, $446, and $3,016, respectively. During fiscal 2007, 2006, and 2005, the amount of gains treated as a reduction to cost of sales for contracts to hedge inventory purchases were $1,002, $61, and $1,280, respectively. The unrecognized after-tax (loss) gain portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of October 31, 2007 and 2006 was $(3,763) and $420, respectively.

During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30 million for two of the agreements and $40 million for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in accumulated other comprehensive loss, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in accumulated other comprehensive loss as of October 31, 2007 was $179.

The company also enters into other foreign currency exchange contracts to hedge intracompany financing transactions and other activities, which do not meet the hedge accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in fair value of these instruments are recorded in other income, net.

Fair Value

Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, short-term debt, and accounts payable, carrying value is a reasonable estimate of fair value. The estimate of fair value for the company’s foreign currency contracts was a net liability of $7,178 and $361 as of October 31, 2007 and 2006, respectively.

As of October 31, 2007, the estimated fair value of long-term debt with fixed interest rates was $241,607 compared to its carrying value of $229,209. As of October 31, 2006, the estimated fair value of long-term debt with fixed interest rates was $184,910 compared to its carrying value of $175,000. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

14	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2007 and 2006 are as follows:

Fiscal year ended October 31, 2007 Quarter	First	Second	Third	Fourth
Net sales	$379,088	$686,653	$478,707	$332,456
Gross profit	140,065	244,716	177,443	116,151
Net earnings	18,450	74,966	42,486	6,534
Basic net earnings per share[1]	0.45	1.82	1.05	0.16
Diluted net earnings per share[1]	0.44	1.77	1.02	0.16

Fiscal year ended October 31, 2006 Quarter	First	Second	Third	Fourth
Net sales	$369,640	$659,004	$477,861	$329,486
Gross profit	131,874	230,256	170,336	110,850
Net earnings	14,279	70,082	40,322	4,462
Basic net earnings per share[1]	0.33	1.62	0.94	0.11
Diluted net earnings per share[1]	0.32	1.56	0.91	0.10

1    Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. The company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to Toro and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. The company’s management report on internal control over financial reporting is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data” under the caption “Management’s Report on Internal Control over Financial Reporting.” The report of KPMG LLP, the company’s independent registered public accounting firm, regarding the effectiveness of the company’s internal control over financial reporting is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data” under the caption “Report of Independent Registered Public Accounting Firm.” There was no change in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from “Executive Officers of the Registrant” in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors”, “Corporate Governance – Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers”, and “Corporate Governance – Board Committees – Audit Committee”, in the company’s 2008 proxy statement to be filed with the Securities and Exchange Commission.

During the fourth quarter of fiscal 2007, the company made no material changes to the procedures by which stockholders may recommend nominees to the board of directors, as described in the company’s most recent proxy statement. The company intends to satisfy disclosure requirements regarding its code of ethics, including amendments to or waivers from the code, by posting such information on our web site at www.thetorocompany.com – select the “Investor Information” link and then the “Corporate Governance” link.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions “Executive Officer Compensation” and “Corporate Governance  – Director Compensation” in the company’s 2008 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions “Stock Ownership” and “Equity Compensation Plan Information” in the company’s 2008 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption “Corporate Governance – Director Independence” and “Corporate Governance – Policies and Procedures Regarding Related Person Transactions” in the company’s 2008 proxy statement to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions “Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees” and “Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures” in the company’s 2008 proxy statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.   List of Financial Statements

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report:

•       Management’s Report on Internal Control over Financial Reporting.

•       Report of Independent Registered Public Accounting Firm.

•       Consolidated Statements of Earnings for the fiscal years ended October 31, 2007, 2006, and 2005.

•       Consolidated Balance Sheets as of October 31, 2007 and 2006.

•       Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2007, 2006, and 2005.

•       Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended October 31, 2007, 2006, and 2005.

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

3(i) and 4(a)   The Toro Company Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(a) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

3(ii) and 4(b)   Bylaws of The Toro Company (incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).

4(c)   Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006).

4(d)   Rights Agreement dated as of May 20, 1998, between The Toro Company and Wells Fargo Bank, N.A. relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated May 20, 1998, Commission File No. 1-8649).

4(e)   Certificate of Adjusted Purchase Price or Number of Shares dated April 14, 2003 filed by The Toro Company with Wells Fargo Bank, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A dated April 14, 2003, Commission File No. 1-8649).

4(f)   Certificate of Adjusted Purchase Price or Number of Shares dated April 12, 2005 filed by The Toro Company with Wells Fargo Bank, N.A., as Rights Agent, in connection with Rights Agreement dated as of May 20, 1998 (incorporated by reference to Exhibit 2 to Registrant’s Amendment No. 2 to Registration Statement on Form 8-A/A dated March 21, 2005, Commission File No. 1-8649).

4(g)   Indenture dated as of January 31, 1997, between The Toro Company and First National Trust Association, as Trustee, relating to The Toro Company’s June 15, 2007 and its 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K for June 24, 1997, Commission File No. 1-8649).

4(h)   Indenture dated as of April 20, 2007, between The Toro Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4(i)   First Supplemental Indenture dated as of April 26, 2007, between The Toro Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

4(j)   Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10(a)   Form of Employment Agreement in effect for executive officers of The Toro Company (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(b)   The Toro Company Annual Management Incentive Plan II (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005).*

10(c)   The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(d)   The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10(e)   The Toro Company 2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2006).*

10(f)   The Toro Company Supplemental Benefit Plan (formerly The Toro Company Supplement Management Retirement Plan) (incorporated by reference to Exhibit 10(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(g)   Amendment to The Toro Company Supplemental Benefit Plan (formerly The Toro Company Supplement Management Retirement Plan) (incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2004).*

10(h)   Amendment No. 2 to The Toro Company Supplemental Benefit Plan (incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10(i)   The Toro Company Deferred Compensation Plan (formerly The Toro Company Supplemental Retirement Plan) (incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10(j)   Amendment No. 1 to The Toro Company Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

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

10(m)   Amendment No. 1 to The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10(n)   The Toro Company Deferred Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10(o)   Amendment No. 1 to The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(j) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

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

10(t)   Form of Performance Share Award Agreement.*

10(u)   Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006).*

10(v)   Summary of Employment Inducement Award – Timothy P. Dordell (incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10(w)   Summary of Employment Inducement Award – Peter M. Ramstad (incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10(x)   Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Banc of America Securities LLC (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10(y)   Amendment No. 1 to Credit Agreement dated as of October 25, 2005, among The Toro Company, Toro Credit Company, Toro Manufacturing Company, Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005).

10(z)   Amendment No. 2 to Credit Agreement dated as of January 10, 2007, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K dated January 10, 2007, Commission File No. 1-8649).

10(aa)   Amendment No. 3 to Credit Agreement executed and delivered as of April 10, 2007 but effective as of February 28, 2007, by and among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 10, 2007, Commission File No. 1-8649).

10(bb)   Underwriting Agreement, dated as of April 23, 2007, between The Toro Company and Banc of America Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10(cc)   Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, Toro Hayter (Guernsey) Limited, Hayter Limited, and The Toro Company (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 8, 2005, Commission File No. 1-8649).

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

(b)   Exhibits

See Item 15(a)(3) above.

(c)   Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year
Fiscal year ended October 31, 2007
Allowance for doubtful accounts and notes receivable reserves	$2,839	$1,237	$186	$115	$4,147
Fiscal year ended October 31, 2006
Allowance for doubtful accounts and notes receivable reserves	2,349	723	–	233	2,839
Fiscal year ended October 31, 2005
Allowance for doubtful accounts and notes receivable reserves	2,195	570	147	563	2,349

1     Provision.

2     Addition, net due to acquisitions and divestitures.

3     Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Other[3]	Balance as of the end of the fiscal year
Fiscal year ended October 31, 2007
Accrued advertising and marketing programs	$50,124	$203,806	$200,165	$–	$53,765
Fiscal year ended October 31, 2006
Accrued advertising and marketing programs	48,367	189,607	187,850	–	50,124
Fiscal year ended October 31, 2005
Accrued advertising and marketing programs	41,973	174,106	168,301	589	48,367

1     Provision consists of rebates, cooperative advertising, floor planning costs, commissions, and other promotional program expenses. The expense of each program is either classified as a reduction of net sales or as a component of selling, general, and administrative expense.

2     Claims paid.

3     Addition due to acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY
(Registrant)
By	/s/ Stephen P. Wolfe	Dated: December 21, 2007
Stephen P. Wolfe
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Hoffman	Chairman of the Board, President and	December 21, 2007
Michael J. Hoffman	Chief Executive Officer and Director (principal executive officer)
/s/ Stephen P. Wolfe	Vice President, Finance and	December 21, 2007
Stephen P. Wolfe	Chief Financial Officer (principal financial officer)
/s/ Blake M. Grams	Managing Director, Corporate Controller	December 21, 2007
Blake M. Grams	(principal accounting officer)
/s/ Ronald O. Baukol	Director	December 21, 2007
Ronald O. Baukol
/s/ Robert C. Buhrmaster	Director	December 21, 2007
Robert C. Buhrmaster
/s/ Winslow H. Buxton	Director	December 21, 2007
Winslow H. Buxton
/s/ Janet K. Cooper	Director	December 21, 2007
Janet K. Cooper
/s/ Gary L. Ellis	Director	December 21, 2007
Gary L. Ellis
/s/ Katherine J. Harless	Director	December 21, 2007
Katherine J. Harless
/s/ Robert H. Nassau	Director	December 21, 2007
Robert H. Nassau
/s/ Gregg W. Steinhafel	Director	December 21, 2007
Gregg W. Steinhafel
/s/ Inge G. Thulin	Director	December 21, 2007
Inge G. Thulin
/s/ Christopher A. Twomey	Director	December 21, 2007
Christopher A. Twomey