Form 10-Q
period 2008-02-01
TORO CO
filed 2008-03-07
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 1, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of February 29, 2008 was 37,463,487.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 1,	February 2,
	2008	2007
Net sales	$405,799	$379,088
Cost of sales	256,662	239,023
Gross profit	149,137	140,065
Selling, general, and administrative expense	117,117	112,281
Earnings from operations	32,020	27,784
Interest expense	(4,883)	(4,487)
Other income, net	1,698	2,391
Earnings before income taxes	28,835	25,688
Provision for income taxes	10,208	7,238
Net earnings	$18,627	$18,450

Basic net earnings per share of common stock	$0.49	$0.45

Diluted net earnings per share of common stock	$0.47	$0.44

Weighted-average number of shares of common
stock outstanding – Basic	38,386	41,139

Weighted-average number of shares of common
stock outstanding – Diluted	39,395	42,253

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	February 1,	February 2,	October 31,
	2008	2007	2007
ASSETS
Cash and cash equivalents	$29,762	$30,051	$62,047
Receivables, net	344,682	357,165	283,115
Inventories, net	295,923	307,415	251,275
Prepaid expenses and other current assets	14,626	14,905	10,677
Deferred income taxes	56,870	55,801	57,814
Total current assets	741,863	765,337	664,928

Property, plant, and equipment	587,423	552,886	577,082
Less accumulated depreciation	416,854	383,582	406,410
	170,569	169,304	170,672

Deferred income taxes	6,665	1,862	5,185
Other assets	9,304	10,477	9,153
Goodwill	86,064	81,571	86,224
Other intangible assets, net	16,644	5,885	14,675
Total assets	$1,031,109	$1,034,436	$950,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$2,241	$75,000	$1,611
Short-term debt	85,800	127,100	372
Accounts payable	101,866	106,881	90,966
Accrued liabilities	241,737	230,485	248,521
Total current liabilities	431,644	539,466	341,470

Long-term debt, less current portion	228,241	100,000	227,598
Deferred revenue and other long-term liabilities	17,086	9,142	11,331

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 37,450,647 shares as of February 1, 2008 (net of 16,581,573 treasury shares), 40,224,629 shares as of February 2, 2007 (net of 13,807,591 treasury shares), and 37,950,831 shares as of October 31, 2007 (net of 16,081,389 treasury shares)	37,451	40,225	37,951
Retained earnings	320,074	351,992	335,384
Accumulated other comprehensive loss	(3,387)	(6,389)	(2,897)
Total stockholders' equity	354,138	385,828	370,438
Total liabilities and stockholders' equity	$1,031,109	$1,034,436	$950,837

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 1,	February 2,
	2008	2007
Cash flows from operating activities:
Net earnings	$18,627	$18,450
Adjustments to reconcile net earnings to net cash
used in operating activities:
Equity losses from investments	41	59
Provision for depreciation and amortization	10,986	10,334
Gain on disposal of property, plant, and equipment	(39)	(46)
Gain on sale of a business	(123)	-
Stock-based compensation expense	1,881	1,944
(Increase) decrease in deferred income taxes	(1,568)	90
Changes in operating assets and liabilities:
Receivables, net	(62,267)	(62,588)
Inventories, net	(46,799)	(67,261)
Prepaid expenses and other assets	(3,885)	(5,737)
Accounts payable, accrued liabilities, and deferred revenue and other long-term liabilities	13,116	(6,099)
Net cash used in operating activities	(70,030)	(110,854)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(11,027)	(12,478)
Proceeds from asset disposals	39	47
Increase in investment in affiliates	(250)	-
(Decrease) increase in other assets	133	(754)
Proceeds from sale of a business	1,152	-
Acquisitions, net of cash acquired	(1,000)	(1,088)
Net cash used in investing activities	(10,953)	(14,273)

Cash flows from financing activities:
Increase in short-term debt	85,428	126,780
Repayments of long-term debt	(374)	-
Excess tax benefits from stock-based awards	243	2,758
Proceeds from exercise of stock-based awards	1,010	4,145
Purchases of Toro common stock	(31,835)	(29,029)
Dividends paid on Toro common stock	(5,737)	(4,929)
Net cash provided by financing activities	48,735	99,725

Effect of exchange rates on cash	(37)	(70)

Net decrease in cash and cash equivalents	(32,285)	(25,472)
Cash and cash equivalents as of the beginning of the fiscal period	62,047	55,523
Cash and cash equivalents as of the end of the fiscal period	$29,762	$30,051

Long-term debt issued in connection with an acquisition	$1,660	$-

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
February 1, 2008

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. Since the company’s business is seasonal, operating results for the three months ended February 1, 2008 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2008.
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
     For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Acquisition and Divestiture

On December 6, 2007, the company completed the purchase of Turf Guard™ wireless monitoring technology from JLH Labs, LLC, a leader in wireless soil monitoring technology. The Turf Guard system is designed to measure soil moisture, salinity and temperature through buried wireless sensors that communicate data to an internet server for processing and presentation to a user through the web. In accordance with the terms of the asset purchase agreement, the company may be obligated to make earn-out payments to JLH Labs, LLC over the five-year period ending October 31, 2012 based on the financial results of Turf Guard systems.
     During the first quarter of fiscal 2008, the company completed the sale of a portion of the operations of one of our company-owned distributorships.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
(Dollars in thousands)	February 1,	February 2,
	2008	2007
Net earnings	$18,627	$18,450
Other comprehensive income (loss):
Cumulative translation adjustments	(1,924)	559
Minimum pension liability adjustment, net of tax	175	-
Unrealized gain (loss) on derivative instruments, net of tax	1,259	(99)
Comprehensive income	$18,137	$18,910

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first quarter of fiscal 2008, options were granted with an exercise price equal to the market price of the company’s common stock on the date of grant. For certain non-officer employees, the options vest in full two years from the date of grant and have a five-year term. For officers and members of our Board of Directors, the options vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues performance share awards to officers and other key employees. The company determines the fair value of these performance share awards as of the date of grant and recognizes the expense over the three-year vesting period. Total compensation expense for options and performance share awards was $1.9 million for both first quarters of fiscal 2008 and 2007.
     The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups are expected to exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, expected increase in future cash dividends, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2008	Fiscal 2007
Expected life of option in years	3 – 6.5	3 – 6.5
Expected volatility	24.84% - 25.75%	24.96% - 26.44%
Weighted-average volatility	25.26%	25.65%
Risk-free interest rate	3.10% - 4.08%	4.42% - 4.53%
Expected dividend yield	0.92%- 0.95%	0.78%- 0.90%
Weighted-average dividend yield	0.94%	0.84%

The weighted-average fair value of options granted during the first quarters of fiscal 2008 and 2007 was $13.90 per share and $12.33 per share, respectively. The fair value of performance share awards granted during the first quarters of fiscal 2008 and 2007 was $58.96 per share and $44.90 per share, respectively.

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
     Inventories were as follows:

(Dollars in thousands)	February 1,	February 2,	October 31,
	2008	2007	2007
Raw materials and work in process	$74,348	$74,894	$68,367
Finished goods and service parts	282,049	292,264	242,965
	356,397	367,158	311,332
Less: LIFO	42,889	40,860	42,889
Other reserves	17,585	18,883	17,168
Total	$295,923	$307,415	$251,275

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
(Shares in thousands)	February 1,	February 2,
Basic	2008	2007
Weighted-average number of shares of common stock	38,362	41,058
Assumed issuance of contingent shares	24	81
Weighted-average number of shares of common stock and assumed issuance of contingent shares	38,386	41,139
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	38,386	41,139
Effect of dilutive securities	1,009	1,114
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	39,395	42,253

     Options to purchase an aggregate of 179,930 and 8,715 shares of common stock outstanding as of February 1, 2008 and February 2, 2007, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the first quarter of fiscal 2008 and 2007, respectively.

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
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended February 1, 2008	Professional	Residential	Other	Total
Net sales	$293,196	$108,176	$4,427	$405,799
Intersegment gross sales	5,010	1,751	(6,761)	-
Earnings (loss) before income taxes	52,510	2,824	(26,499)	28,835
Total assets	554,325	256,619	220,165	1,031,109

Three months ended February 2, 2007	Professional	Residential	Other	Total
Net sales	$272,142	$101,858	$5,088	$379,088
Intersegment gross sales	5,855	731	(6,586)	-
Earnings (loss) before income taxes	48,360	4,379	(27,051)	25,688
Total assets	524,931	261,158	248,347	1,034,436

     The following table presents the details of the other segment operating loss before income taxes:

	Three Months Ended
(Dollars in thousands)	February 1,	February 2,
	2008	2007
Corporate expenses	$(24,493)	$(25,589)
Finance charge revenue	367	621
Elimination of corporate financing expense	2,202	2,682
Interest expense	(4,883)	(4,487)
Other	308	(278)
Total	$(26,499)	$(27,051)

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2008 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2007	$75,457	$10,767	$86,224
Translation adjustment	(68)	(92)	(160)
Balance as of February 1, 2008	$75,389	$10,675	$86,064

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	February 1, 2008		October 31, 2007
(Dollars in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(6,189)	$6,553	$(6,155)
Non-compete agreements	1,939	(990)	1,400	(938)
Customer related	6,594	(626)	6,655	(504)
Developed technology	5,558	(1,783)	3,490	(1,536)
Other	800	(800)	800	(800)
Total	$21,444	$(10,388)	$18,898	$(9,933)

Total other intangible assets, net	$11,056		$8,965

Amortization expense for intangible assets during the first quarter of fiscal 2008 was $485,000. Estimated amortization expense for the remainder of fiscal 2008 and succeeding fiscal years is as follows: fiscal 2008 (remainder), $1,331,000; fiscal 2009, $1,499,000; fiscal 2010, $1,206,000; fiscal 2011, $1,132,000; fiscal 2012, $1,099,000; fiscal 2013, $926,000; and after fiscal 2013, $3,863,000.
     The company also has $5.6 million of non-amortizable intangible assets related to the Hayter and Rain Master brand names as of February 1, 2008.

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
     Warranty provisions, claims, and changes in estimates for the three-month periods in fiscal 2008 and 2007 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance
February 1, 2008	$62,030	$8,940	$(9,388)	$122	$61,704

February 2, 2007	$65,235	$8,542	$(9,516)	$(369)	$63,892

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the postretirement health-care benefit plan:

	Three Months Ended
(Dollars in thousands)	February 1,	February 2,
	2008	2007
Service cost	$89	$94
Interest cost	129	124
Prior service cost	(48)	(48)
Amortization of losses	53	54
Net expense	$223	$224

As of February 1, 2008, approximately $125,000 of contributions had been made. The company presently expects to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2008, including contributions made through February 1, 2008.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.4 million for the first quarter of fiscal 2008 and $5.7 million for the first quarter of fiscal 2007.
     During the first quarter of fiscal 2007, the company began to offer participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans, which amounted to $18 million. The fair value of the investment in the deferred compensation plans as of February 1, 2008 was $18.1 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

Income Taxes

As of November 1, 2007, the company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements, as well as guidance on de-recognition, measurement, classification, and disclosure of tax positions. The adoption of FIN 48 resulted in no cumulative effect of accounting change by the company as of November 1, 2007. As of February 1, 2008 and October 31, 2007, the company had $5.8 million and $5.6 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $1.0 million and $0.9 million as of February 1, 2008 and October 31, 2007, respectively. As of October 31, 2007, the liability accrual including interest and penalties was classified as a component of accrued liabilities – income taxes on the company’s consolidated balance sheet. In accordance with the adoption of FIN 48, the liability accrual including interest and penalties was classified as a component of deferred revenue and other long-term liabilities on the company’s condensed consolidated balance sheet as of February 1, 2008. The company recognizes potential interest and penalties related to income tax positions as a component of provision for income taxes on the consolidated statements of earnings. Included in the liability balance as of February 1, 2008 are approximately $3.3 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate. The company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the company is no longer subject to federal, state, or foreign income tax examinations for fiscal years prior to fiscal 2004.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to manage exposure to foreign currency exchange rates. The company uses derivative instruments only in an attempt to limit underlying exposure to currency rate fluctuations, and not for trading purposes. The company documents relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are effective in offsetting changes in cash flows of the hedged item.
     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive loss and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss to sales or cost of sales. During the three months ended February 1, 2008, the amount of losses reclassified to earnings for such cash flow hedges was $1.9 million. For the three months ended February 1, 2008, the losses treated as a reduction to net sales for contracts to hedge trade sales were $2.0 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.1 million. As of February 1, 2008, the notional amount of such contracts outstanding was $88.4 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of February 1, 2008 was $2.5 million.
     The company also enters into other foreign currency exchange contracts to hedge intracompany financing transactions and other activities, which do not meet the hedge accounting criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in the fair value of these instruments are recorded in other income, net.

Contingencies

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against the company and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. On May 17, 2006, the plaintiffs filed an amended complaint to add 84 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserts violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and statutory and common law claims arising from the laws of 48 states. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint seeks an injunction, unspecified compensatory and punitive damages, treble damages under the RICO Act, and attorneys’ fees. In late May 2006, the case was removed to Federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc., filed motions to dismiss the claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD Products Inc. and certification of a settlement class. All remaining non-settling defendants have filed counterclaims against MTD Products Inc. for potential contribution amounts, and MTD Products Inc. has filed cross claims against the non-settling defendants. On December 21, 2006, another defendant, American Honda Motor Company, notified the company that it had reached an agreement of settlement with the plaintiffs. On March 30, 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. As of the date hereof, the court has not yet entered the detailed written order. The company continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. The company is also unable to assess at this time whether the lawsuit will have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.
     In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that Toro willfully infringes certain claims of three Textron patents by selling its Groundsmaster® commercial mowers. Textron seeks damages for the company’s past sales and an injunction against future infringement. In August and November 2005, the company answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, the company filed with the United States Patent and Trademark Office (USPTO) to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO. In April 2007, the Court granted the company’s motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. The company continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While the company does not believe that the lawsuit will have a material adverse effect on the company’s consolidated financial condition, an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.
     The company is a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of its products. Although the company is self-insured to some extent, the company maintains insurance against certain liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the USPTO and foreign patent offices. The company believes these activities help it minimize its risk of being a defendant in patent infringement litigation. While the ultimate results of the current cases are unknown at this time, management believes that, except for the lawsuits discussed above, the outcomes of these cases are unlikely to have a material adverse effect on Toro’s consolidated operating results or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and irrigation products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through internet retailers. Our businesses are organized into two reportable business segments: professional and residential. A third segment called “other” consists of domestic company-owned distribution companies and corporate activities, including corporate financing activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As part of our “GrowLean” initiative, we are focusing our efforts on revenue growth, profit improvement, and asset management while maximizing our use of Lean methods to reduce costs and improve quality and efficiency in our manufacturing facilities and corporate offices. We believe we have opportunities to create a leaner, cohesive enterprise that has the potential to deliver sustainable financial performance. The goals of this initiative are to grow net sales at an average annual rate of 8 percent or more and achieve a consistent after-tax annual return on net sales of 7 percent or more over the three-year period ending October 31, 2009. Our long-term asset management goal is to reduce average net working capital as a percent of net sales below 20 percent, or in the “teens.” We define net working capital as accounts receivable plus inventory less trade payables.

RESULTS OF OPERATIONS

Overview

Our results for the first quarter of fiscal 2008 were positive with net sales growth of 7.0 percent compared to the first quarter of fiscal 2007. Strong international performance led the sales increase along with increased sales of snow thrower products and continued demand for our zero-turning radius riding mowers, which more than offset a decline in domestic sales of both walk power mowers and landscape contractor equipment products. Net earnings increased 1.0 percent, but slightly declined as a percentage of net sales to 4.6 percent in the first quarter of fiscal 2008 from 4.9 percent in the first quarter of fiscal 2007. This decline in net earnings as a percent of net sales was the result of a higher effective tax rate, lower other income, and a slight decline in gross margins, somewhat offset by lower selling, general, and administrative (SG&A) expenses as a percent of net sales. We also increased our first quarter cash dividend by 25 percent from $0.12 to $0.15 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2007.
     Receivables as of the end of the first quarter of fiscal 2008 were down 3.5 percent compared to the first quarter of fiscal 2007 due primarily to customers’ efforts to lower field inventory levels. Inventory was also down as of the end of the first quarter of fiscal 2008 by 3.7 percent compared to the first quarter of fiscal 2007 as we continue to place additional emphasis on asset management as part of our GrowLean initiative.
     Our fiscal 2008 first quarter results were solid, and we are cautiously optimistic that results for the full fiscal year of 2008 will end higher than compared to fiscal 2007 results due to continued growth in international markets and the success of new products introduced during the past two years, somewhat tempered by uncertain domestic economic conditions and outlook. However, as net sales and earnings for the first quarter of our fiscal year are typically lower than other quarters, the results of our first quarter are not necessarily an indicator of spring season sales trends, which are still ahead. We continue to keep a cautionary eye on the domestic and global economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the first quarter of fiscal 2008 were $18.6 million or $0.47 per diluted share compared to $18.5 million or $0.44 per diluted share for the first quarter of fiscal 2007, a net earnings per diluted share increase of 6.8 percent. The primary factors contributing to this increase were higher sales volumes and leveraging of SG&A costs, somewhat offset by a higher effective tax rate, lower other income, and a slight decline in gross margins. In addition, first quarter of fiscal 2008 diluted net earnings per share were benefited by approximately $0.03 per share compared to the first quarter of fiscal 2007 as a result of reduced shares outstanding from repurchases of our common stock.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	February 1,	February 2,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(63.2)	(63.1)
Gross profit	36.8	36.9
Selling, general, and administrative expense	(28.9)	(29.6)
Interest expense	(1.2)	(1.2)
Other income, net	0.4	0.7
Provision for income taxes	(2.5)	(1.9)
Net earnings	4.6%	4.9%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2008 were up 7.0 percent compared to last fiscal year’s first quarter. A weaker U.S. dollar compared to other worldwide currencies in which we transact business accounted for approximately $8 million of our sales growth for the quarter. International sales for the first quarter of fiscal 2008 were strong, increasing by 19.5 percent compared to the first quarter of fiscal 2007. Strong demand for professional segment products drove this increase as a result of continued demand and growth in international markets. Residential segment net sales of snow throwers increased as a result of heavy snow falls in key markets during the winter season of 2007/2008, and shipments of riding products also increased as a result of continued demand for our innovative zero-turning radius riding mowers. However, domestic sales of walk power mower products were down for the first quarter comparison due mainly to our customers’ efforts to reduce field inventory levels by ordering product closer to retail demand. Other segment net sales were down for the first quarter of fiscal 2008 compared to the prior fiscal year’s first quarter due mainly to the sale of a portion of the operations of one of our company-owned distributorships.

Gross Profit

Gross profit in dollars for the first quarter of fiscal 2008 increased 6.5 percent compared to the first quarter of fiscal 2007. As a percentage of net sales, gross profit for the first quarter of fiscal 2008 was 36.8 percent compared to 36.9 percent in the first quarter of fiscal 2007. The decline in gross profit as a percentage of net sales was due mainly to increased freight expense from higher fuel costs in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the first quarter of fiscal 2008 increased by 4.3 percent compared to the same period last fiscal year. SG&A expense as a percentage of net sales decreased to 28.9 percent in the first quarter of fiscal 2008 compared to 29.6 percent in the first quarter of fiscal 2007. The decline in SG&A expense as a percent of net sales was primarily attributable to: (i) lower profit sharing expense as a result of last fiscal year’s incremental retirement plan contribution to certain participants’ profit sharing accounts to correct an identified contribution shortfall; and (ii) leveraging the fixed portion of SG&A costs over higher sales volumes. Somewhat offsetting those decreases was higher spending for marketing and additional investments in engineering.

Interest Expense

Interest expense for the first quarter of fiscal 2008 increased by 8.8 percent compared to the first quarter of fiscal 2007 due to higher average levels of debt.

Other Income, Net

Other income, net for the first quarter of fiscal 2008 was $1.7 million compared to $2.4 million for the same period last fiscal year, a decrease of $0.7 million. The decrease was due primarily to lower currency exchange rate gains and a decline in financing revenue in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2008 was 35.4 percent compared to 28.2 percent in the first quarter of fiscal 2007. The effective tax rate for the first quarter of fiscal 2007 reflected a positive impact from the retroactive reinstatement of the federal research and experimentation tax credit. For 2008, this credit has expired, which resulted in an increase in our fiscal 2008 first quarter tax rate. In addition, our effective tax rate increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to the accelerated phase-out of benefits for foreign export incentives as compared to the phase-in benefit for the domestic manufacturing credit.
     In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties, and prescribes accounting and reporting for income taxes in interim periods. FIN 48 was effective for us on November 1, 2007. The adoption of FIN 48 had no material impact on our financial position or results of operations for the first quarter of fiscal 2008.

BUSINESS SEGMENTS

As described previously, we operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of company-owned distributorships in the United States, corporate activities, and financing functions. Segment earnings for each of our two business segments is defined as earnings from operations plus other income, net. Loss for our third “other” segment includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	February 1,	February 2,
	2008	2007	$ Change	% Change
Professional	$293,196	$272,142	$21,054	7.7%
Residential	108,176	101,858	6,318	6.2
Other	4,727	5,088	(661)	(13.0)
Total*	$405,799	$379,088	$26,711	7.0%

* Includes international sales of:	$158,457	$132,613	$25,844	19.5%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
(Dollars in thousands)	February 1,	February 2,
	2008	2007	$ Change	% Change
Professional	$52,510	$48,360	$4,150	8.6%
Residential	2,824	4,379	(1,555)	(35.5)
Other	(26,499)	(27,051)	552	2.0
Total	$28,835	$25,688	$3,147	12.3%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2008 were up 7.7 percent compared to the first quarter of fiscal 2007. This increase was primarily from strong international sales due to continued growth in international markets, particularly the golf and grounds markets; the success of new products introduced within the past two years; and a weaker U.S. dollar compared to other worldwide currencies in which we transact business. Domestic sales of professional segment products were slightly up for the first quarter comparison due mainly to the incremental sales from the acquisition of Rain Master Irrigation Systems, Inc. However, domestic sales of landscape contractor equipment were down for the first quarter comparison due mainly to distribution changes, as well as customers’ efforts to lower inventory levels. Domestic field inventory levels were lower as of the end of the first quarter of fiscal 2008 compared to the end of the first quarter of fiscal 2007, which should position us well for our second quarter of fiscal 2008.

Operating Earnings. Operating earnings for the professional segment were $52.5 million in the first quarter of fiscal 2008 compared to $48.4 million in the first quarter of fiscal 2007, an increase of 8.6 percent. Expressed as a percentage of net sales, professional segment operating margins slightly increased to 17.9 percent compared to 17.8 percent in the first quarter of fiscal 2007. This profit improvement was the result of higher gross margins in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to increased sales of higher margin products; a weaker U.S. dollar compared to other worldwide currencies in which we transact business; and select price increases. Somewhat offsetting the operating earnings improvement was an increase in SG&A expense, primarily from higher marketing spending and additional investments in engineering.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2008 were up 6.2 percent compared to the first quarter of fiscal 2007. This increase was primarily due to higher worldwide sales of snow thrower products in key markets as a result of heavy snowfalls in those key markets during the 2007/2008 winter season and continued strong demand from our dealers for our innovative zero-turning radius riding mowers. Somewhat offsetting the sales increase was lower shipments to a key retailer, mainly of walk power mowers, due to the retailer’s efforts to lower their inventory levels by ordering product closer to retail demand. As a result of the reasons described above, field inventory levels were down for snow throwers and walk power mowers as of the end of the first quarter of fiscal 2008 compared to the end of the same quarter last fiscal year.

Operating Earnings. Operating earnings for the residential segment decreased $1.6 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Expressed as a percentage of net sales, residential segment operating margins decreased to 2.6 percent compared to 4.3 percent in the first quarter of fiscal 2007. This decrease was due mainly to a decline in gross margins as a result of increased freight costs and higher tooling expense associated with new product investments. However, in the first quarter of fiscal 2008 SG&A expense as a percentage of net sales was lower compared to the first quarter of fiscal 2007 due to leveraging fixed SG&A costs over higher sales volumes.

Other
Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales decreased $0.7 million, or 13.0 percent, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, due mainly to the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008.

Operating Losses. Operating losses for the other segment were down $0.6 million or 2.0 percent for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This loss decrease was due to last fiscal year’s incremental retirement plan contribution to certain participants’ profit sharing accounts to correct an identified contribution shortfall and a decline in operating losses at the company-owned distributorships, somewhat offset by lower financing revenue and an increase in interest expense.

FINANCIAL POSITION

Working Capital

Receivables as of the end of the first quarter of fiscal 2008 were down 3.5 percent compared to the end of the first quarter of fiscal 2007. Our average days sales outstanding for receivables improved to 71 days based on sales for the last twelve months ended February 1, 2008, compared to 73 days for the twelve months ended February 2, 2007. Inventory was also down as of the end of the first quarter of fiscal 2008 by 3.7 percent compared to the end of the first quarter of fiscal 2007, and average inventory turnover was even for the twelve months ended February 1, 2008 compared to the twelve months ended February 2, 2007. These improvements were the result of our additional emphasis on improving asset utilization as part of our GrowLean initiative.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, acquisitions, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.
     Our Board of Directors approved a cash dividend of $0.15 per share for the first quarter of fiscal 2008 paid on January 11, 2008, which was an increase over our cash dividend of $0.12 per share for the first quarter of fiscal 2007.

Cash Flow. Our first fiscal quarter historically uses more operating cash than other quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2008 was $40.8 million lower than the first three months of fiscal 2007 due primarily to a lower increase in inventory levels for the first three months of fiscal 2008 compared to the first three months of fiscal 2007, as well as the fact that last year we used cash to fund a majority of our deferred compensation plans that resulted in a decline in accrued liabilities. Cash used in investing activities was lower by $3.3 million compared to the first quarter of fiscal 2007, due mainly to a decrease of purchases of property, plant, and equipment in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as well as cash received from the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008. Cash provided by financing activities was also lower by $51.0 million compared to the first quarter of fiscal 2007 due mainly to a decline in short-term debt for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $175.0 million unsecured senior five-year revolving credit facility, which was recently increased to $225.0 million on February 29, 2008 and expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $16 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. Average short-term debt was $55.2 million in the first quarter of fiscal 2008 compared to $61.1 million in the first quarter of fiscal 2007, a decrease of 9.7 percent. This decline was due mainly to a decrease in working capital needs in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 as a result of lower levels of accounts receivable and inventory previously discussed, as well as an increase in long-term debt as of the end of the first quarter of fiscal 2008 compared to the end of the first quarter of fiscal 2007. As of February 1, 2008, we had $105.5 million of unutilized availability under our credit agreements.
     Significant financial covenants in our credit agreement are interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of February 1, 2008, and expect to be in compliance with all covenants during fiscal 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements generally relate to customer financing activities, inventory purchase commitments, deferred compensation arrangements, and operating lease commitments. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. There has been no material change in this information as of the date of this Form 10-Q.

Inflation

We are subject to the effects of inflation and changing prices. In the first quarter of fiscal 2008, average prices paid for most commodities we purchase were higher compared to the first quarter of fiscal 2007, which hampered our gross margin growth rate in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. We expect average prices paid for commodities we purchase to increase for the remainder of fiscal 2008. We plan to attempt to mitigate the impact of these anticipated increases in commodity costs and other inflationary pressures by engaging in proactive vendor negotiations and internal cost reduction efforts, reviewing alternative sourcing options, and introducing moderate price increases on some products.

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
     Our significant accounting policies are described in Note 1 to the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, may have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting estimates include the following:

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse and improper use. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims may result in an increase in our warranty accrual and a decrease in our net earnings.

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

Accounts and Notes Receivable Valuation. We value accounts and notes receivable, net of an allowance for doubtful accounts. Each fiscal quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we may record a credit or charge to SG&A in the period that we made such a determination.

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
     No other new accounting pronouncement that has been issued but not yet effective for us during the first quarter of fiscal 2008 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “outlook”, “optimistic”, “plan”, “anticipate”, “estimate”, “believe”, “could”, “should”, “may”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•
Changes in economic conditions and outlook in the United States and around the world, including but not limited to slow domestic and worldwide economic growth rates; slow downs or reductions in home ownership, construction, and home sales; consumer spending levels; employment rates; interest rates; inflation; consumer confidence; and general economic and political conditions and expectations in the United States and the foreign countries in which we conduct business.

•
Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

•	Weather conditions may reduce demand for some of our products and adversely affect our net sales.
•
Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, growth of homeowners’ who outsource lawn care, the amount of investment in golf course renovations and improvements, new golf course development, golf course closures, and the amount of government spending for grounds maintenance equipment.

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

•
We face intense competition in all of our product lines with numerous manufacturers, including from some competitors that have greater financial and other resources than we do. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

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

•
We intend to grow our business in part through additional acquisitions and alliances, stronger customer relations, and new partnerships, which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions, alliances, and partnerships.

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

•
We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition, including without limitation the pending litigation against us and other defendants that challenges the horsepower ratings of lawnmowers, of which we are currently unable to assess whether such litigation would have a material adverse effect on our consolidated operating results or financial condition, although an adverse result might be material to our operating results in a particular period.

•	If we are unable to retain our key employees, and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.
•
The terms of our credit arrangements and the indentures governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, if we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes and debentures could become due and payable.

•
Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as natural or man-made disasters that may result in shortages of raw materials, higher fuel costs, and an increase in insurance premiums; financial viability of some distributors and dealers and their ability to obtain adequate financing, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency rate fluctuations and to minimize earnings and cash flow volatility associated with foreign exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary currency exchange rate exposures are with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.
     We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three months ended February 1, 2008, the amount of losses reclassified to earnings for such cash flow hedges was $1.9 million. For the three months ended February 1, 2008, the losses treated as a reduction to net sales for contracts to hedge trade sales were $2.0 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.1 million.
     The following foreign currency exchange rate contracts held by us have maturity dates in fiscal 2008. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net for the three months ended February 1, 2008 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.8724	$44,267.0	$(435.7)	$(775.2)
Buy US dollar/Sell Canadian dollar	0.9939	7,256.8	(81.0)	(49.1)
Buy US dollar/Sell Euro	1.4258	93,101.9	(3,563.5)	(1,688.8)
Buy US dollar/Sell British pound	1.98265	10,309.8	-	(6.1)
Buy British pound/Sell US dollar	1.98830	4,970.8	-	(4.7)
Buy Euro/Sell Australian dollar	0.6130	70.2	-	1.3
Buy Mexican peso/Sell US dollar	11.1041	13,463.5	104.2	52.6

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. The primary commodity price exposures are with steel, aluminum, fuel, petroleum-based resin, and linerboard. Further information regarding rising prices for commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section entitled “Inflation.”
     We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. These contracts meet the definition of “normal purchases and normal sales” and, therefore, are not considered derivative instruments for accounting purposes.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal first quarter ended February 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help minimize our risk of being a defendant in patent infringement litigation. While the ultimate results of the current cases are unknown at this time, management believes that, except for the lawsuits discussed above, the outcomes of these cases are unlikely to have a material adverse effect on our consolidated operating results or financial position.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2008 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 1, 2007 through November 30, 2007	420,000		$53.14	420,000	714,175

December 1, 2007 through December 28, 2007	172,635	(2)	55.83	170,086	544,089

December 29, 2007 through February 1, 2008	-		-	-	544,089

Total	592,635		$53.92	590,086

(1)
On May 22, 2007, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company purchased an aggregate of 590,086 shares during the periods indicated above under this program.

(2)
Includes 2,549 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $47.22 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 2,549 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

Item 6.  EXHIBITS

(a)	Exhibits

3(i) and 4(a)
The Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

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

10(a)
The Toro Company 2000 Stock Option Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).

10(b)
The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).

10(c)
The Toro Company 2000 Directors Stock Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).

10(d)	Amendment No. 4 to Credit Agreement, dated as of February 29, 2008, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries as Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 29, 2008, Commission File No. 1-8649).

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 7, 2008	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)