Form 10-Q
period 2008-05-02
TORO CO
filed 2008-06-06
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of May 30, 2007 was 37,507,093.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
Net sales	$638,510	$686,653	$1,044,309	$1,065,741
Cost of sales	410,744	441,937	667,406	680,960
Gross profit	227,766	244,716	376,903	384,781
Selling, general, and administrative expense	124,943	125,843	242,060	238,124
Earnings from operations	102,823	118,873	134,843	146,657
Interest expense	(5,419)	(5,789)	(10,302)	(10,276)
Other (expense) income, net	(798)	1,476	900	3,867
Earnings before income taxes	96,606	114,560	125,441	140,248
Provision for income taxes	33,822	39,594	44,030	46,832
Net earnings	$62,784	$74,966	$81,411	$93,416

Basic net earnings per share of common stock	$1.64	$1.82	$2.12	$2.27

Diluted net earnings per share of common stock	$1.60	$1.77	$2.07	$2.21

Weighted-average number of shares of common
stock outstanding – Basic	38,239	41,098	38,313	41,119

Weighted-average number of shares of common
stock outstanding – Diluted	39,126	42,253	39,263	42,255

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 2,	May 4,	October 31,
	2008	2007	2007
ASSETS
Cash and cash equivalents	$32,053	$40,797	$62,047
Receivables, net	547,192	577,223	283,115
Inventories, net	265,428	247,906	251,275
Prepaid expenses and other current assets	13,698	12,904	10,677
Deferred income taxes	56,633	58,042	57,814
Total current assets	915,004	936,872	664,928

Property, plant, and equipment	599,189	562,220	577,082
Less accumulated depreciation	426,986	393,097	406,410
	172,203	169,123	170,672

Deferred income taxes	6,508	1,861	5,185
Other assets	7,953	11,057	9,153
Goodwill	86,097	81,665	86,224
Other intangible assets, net	16,122	5,683	14,675
Total assets	$1,203,887	$1,206,261	$950,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$2,341	$75,000	$1,611
Short-term debt	151,500	45,825	372
Accounts payable	117,425	120,642	90,966
Accrued liabilities	275,911	280,069	248,521
Total current liabilities	547,177	521,536	341,470

Long-term debt, less current portion	227,753	223,141	227,598
Deferred revenue and other long-term liabilities	16,813	9,681	11,331

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 37,364,763 shares as of May 2, 2008 (net of 16,667,457 treasury shares), 40,109,017 shares as of May 4, 2007 (net of 13,923,203 treasury shares), and 37,950,831 shares as of October 31, 2007 (net of 16,081,389 treasury shares)	37,365	40,109	37,951
Retained earnings	374,335	416,692	335,384
Accumulated other comprehensive income (loss)	444	(4,898)	(2,897)
Total stockholders' equity	412,144	451,903	370,438
Total liabilities and stockholders' equity	$1,203,887	$1,206,261	$950,837

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Six Months Ended
	May 2,	May 4,
	2008	2007
Cash flows from operating activities:
Net earnings	$81,411	$93,416
Adjustments to reconcile net earnings to net cash
used in operating activities:
Equity losses from investments	324	125
Provision for depreciation and amortization	21,836	20,393
Gain on disposal of property, plant, and equipment	(81)	(99)
Gain on sale of a business	(113)	-
Stock-based compensation expense	3,281	3,828
Increase in deferred income taxes	(1,463)	(1,982)
Changes in operating assets and liabilities:
Receivables, net	(260,988)	(282,982)
Inventories, net	(13,920)	(5,628)
Prepaid expenses and other assets	(2,870)	(2,322)
Accounts payable, accrued liabilities, and deferred revenue and other long-term liabilities	61,291	54,941
Net cash used in operating activities	(111,292)	(120,310)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(22,479)	(21,752)
Proceeds from asset disposals	871	117
Increase in investment in affiliates	(250)	-
Increase in other assets	(279)	(48)
Proceeds from sale of a business	1,048	-
Acquisitions, net of cash acquired	(1,000)	(1,088)
Net cash used in investing activities	(22,089)	(22,771)

Cash flows from financing activities:
Increase in short-term debt	151,128	45,455
Issuance of long-term debt, net of costs	-	121,436
Repayments of long-term debt, net of costs	(750)	-
Excess tax benefits from stock-based awards	339	5,464
Proceeds from exercise of stock options	1,718	6,992
Purchases of Toro common stock	(36,906)	(41,912)
Dividends paid on Toro common stock	(11,478)	(9,865)
Net cash provided by financing activities	104,051	127,570

Effect of exchange rate changes on cash	(664)	785

Net decrease in cash and cash equivalents	(29,994)	(14,726)
Cash and cash equivalents as of the beginning of the fiscal period	62,047	55,523
Cash and cash equivalents as of the end of the fiscal period	$32,053	$40,797
See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 2, 2008

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended May 2, 2008 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2008. Additional factors that could cause our actual results to differ materially from our expected results, including any forward-looking statements made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Information.
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

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
Net earnings	$62,784	$74,966	$81,411	$93,416
Other comprehensive income (loss):
Cumulative translation adjustments	3,052	2,765	1,128	3,324
Minimum pension liability adjustment, net of tax	-	-	175	-
Unrealized gain (loss) on derivative
instruments, net of tax	779	(1,274)	2,038	(1,373)
Comprehensive income	$66,615	$76,457	$84,752	$95,367

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the first quarter of fiscal 2008, option awards were granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. No options were granted during the second quarter of fiscal 2008. For certain non-officer employees, the options vest in full two years from the date of grant and have a five-year term. For officers, certain key employees, and members of our Board of Directors, the options vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues performance share awards to officers and other key employees. The company determines the fair value of these performance share awards as of the date of grant and recognizes the expense over the three-year vesting period. Total compensation expense for option and performance share awards for the second quarter of fiscal 2008 and 2007 was $1.4 million and $1.9 million, respectively. Year-to-date compensation expense for option and performance share awards through the second quarter of fiscal 2008 and 2007 was $3.3 million and $3.8 million, respectively.
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

The weighted-average fair value of options granted during the first quarter of fiscal 2008 was $13.90 per share and during the first two quarters of fiscal 2007 was $12.32 per share. The fair value of performance share awards granted during the first quarters of fiscal 2008 and 2007 was $58.96 per share and $44.90 per share, respectively. No performance share awards were granted during the second quarters of fiscal 2008 or fiscal 2007.

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
     Inventories were as follows:

(Dollars in thousands)	May 2,	May 4,	October 31,
	2008	2007	2007
Raw materials and work in process	$70,001	$67,298	$68,367
Finished goods and service parts	255,914	240,531	242,965
	325,915	307,829	311,332
Less: LIFO	42,889	40,860	42,889
Other reserves	17,598	19,063	17,168
Total	$265,428	$247,906	$251,275

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 2,	May 4,	May 2,	May 4,
Basic	2008	2007	2008	2007
Weighted-average number of shares of common stock	38,239	41,098	38,301	41,078
Assumed issuance of contingent shares	-	-	12	41
Weighted-average number of shares of common stock and assumed issuance of contingent shares	38,239	41,098	38,313	41,119
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	38,239	41,098	38,313	41,119
Effect of dilutive securities	887	1,155	950	1,136
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	39,126	42,253	39,263	42,255

     Options to purchase an aggregate of 715,135 shares of common stock outstanding during the second quarter of fiscal 2008 were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the second quarter of fiscal 2008. Options to purchase an aggregate of 164,940 and 11,240 shares of common stock outstanding during the year-to-date periods through the second quarter of fiscal 2008 and 2007, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the year-to-date periods through the second quarters of fiscal 2008 and 2007.

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2008 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2007	$75,457	$10,767	$86,224
Translation adjustment	(63)	(64)	(127)
Balance as of May 2, 2008	$75,394	$10,703	$86,097

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	May 2, 2008		October 31, 2007
(Dollars in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(6,223)	$6,553	$(6,155)
Non-compete agreements	1,939	(1,050)	1,400	(938)
Customer related	6,592	(765)	6,655	(504)
Developed technology	5,557	(2,058)	3,490	(1,536)
Other	800	(800)	800	(800)
Total	$21,441	$(10,896)	$18,898	$(9,933)

Total other intangible assets, net	$10,545		$8,965

     Amortization expense for intangible assets during the first six months of fiscal 2008 was $994,000. Estimated amortization expense for the remainder of fiscal 2008 and succeeding fiscal years is as follows: fiscal 2008 (remainder), $822,000; fiscal 2009, $1,499,000; fiscal 2010, $1,206,000; fiscal 2011, $1,132,000; fiscal 2012, $1,099,000; fiscal 2013, $926,000; and after fiscal 2013, $3,861,000.
     The company also had $5.6 million of non-amortizable intangible assets related to the Hayter and Rain Master brand names as of May 2, 2008 and October 31, 2007.

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
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 2, 2008	Professional	Residential	Other	Total
Net sales	$429,884	$201,315	$7,311	$638,510
Intersegment gross sales	11,117	2,538	(13,655)	-
Earnings (loss) before income taxes	96,616	21,073	(21,083)	96,606

Three months ended May 4, 2007	Professional	Residential	Other	Total
Net sales	$447,857	$228,204	$10,592	$686,653
Intersegment gross sales	17,185	2,514	(19,699)	-
Earnings (loss) before income taxes	108,490	27,430	(21,360)	114,560

Six months ended May 2, 2008	Professional	Residential	Other	Total
Net sales	$723,080	$309,491	$11,738	$1,044,309
Intersegment gross sales	15,961	4,454	(20,415)	-
Earnings (loss) before income taxes	149,126	23,897	(47,582)	125,441
Total assets	634,679	308,713	260,495	1,203,887

Six months ended May 4, 2007	Professional	Residential	Other	Total
Net sales	$719,999	$330,062	$15,680	$1,065,741
Intersegment gross sales	23,040	3,245	(26,285)	-
Earnings (loss) before income taxes	156,850	31,809	(48,411)	140,248
Total assets	577,430	303,855	324,976	1,206,261

     The following table presents the details of the other segment operating loss before income taxes:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
Corporate expenses	$(19,396)	$(22,704)	$(43,889)	$(48,293)
Finance charge revenue	239	240	606	861
Elimination of corporate financing expense	3,048	4,424	5,250	7,106
Interest expense, net	(5,419)	(5,789)	(10,302)	(10,276)
Other	445	2,469	753	2,191
Total	$(21,083)	$(21,360)	$(47,582)	$(48,411)

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
     Warranty provisions, claims, and changes in estimates for the first six-month periods in fiscal 2008 and 2007 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance
May 2, 2008	$62,030	$24,497	$(16,934)	$(32)	$69,561

May 4, 2007	$65,235	$26,061	$(17,657)	$(1,448)	$72,191

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the postretirement health-care benefit plan:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
Service cost	$90	$95	$179	$189
Interest cost	128	123	257	247
Prior service cost	(48)	(48)	(96)	(96)
Amortization of losses	53	54	106	108
Net expense	$223	$224	$446	$448

As of May 2, 2008, the company had made approximately $250,000 of contributions in fiscal 2008. The company presently expects to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2008, including contributions made through May 2, 2008.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.8 million and $8.2 million for the second quarter and year-to-date periods in fiscal 2008, respectively, and $4.2 million and $9.9 million for the second quarter and year-to-date periods in fiscal 2007, respectively.
     During the first quarter of fiscal 2007, the company began to offer participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans, which amounted to $18 million. The fair value of the company’s investment in the deferred compensation plans as of May 2, 2008 was $18.8 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the condensed consolidated balance sheet.

Income Taxes

As of November 1, 2007, the company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements, as well as guidance on de-recognition, measurement, classification, and disclosure of tax positions. The adoption of FIN 48 resulted in no cumulative effect of accounting change by the company as of November 1, 2007. As of May 2, 2008 and October 31, 2007, the company had $5.5 million and $5.6 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits was $0.9 million as of May 2, 2008 and October 31, 2007. As of October 31, 2007, the liability accrual including interest and penalties was classified as a component of accrued liabilities – income taxes on the company’s consolidated balance sheet. In accordance with the adoption of FIN 48, the liability accrual including interest and penalties was classified as a component of deferred revenue and other long-term liabilities on the company’s condensed consolidated balance sheet as of February 1, 2008 and May 2, 2008. The company recognizes potential interest and penalties related to income tax positions as a component of provision for income taxes on the consolidated statements of earnings. Included in the liability balance as of May 2, 2008 are approximately $3.1 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate. The company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the company is no longer subject to federal, state, or foreign income tax examinations for fiscal years prior to fiscal 2004.

Derivative Instruments and Hedging Activities

The company uses derivative instruments to manage exposure to foreign currency exchange rates. The company uses derivative instruments only in an attempt to limit underlying exposure to currency exchange rate fluctuations, and not for trading purposes. The company documents relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are effective in offsetting changes in cash flows of the hedged item.
     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income to sales or cost of sales. During the three and six months ended May 2, 2008, the amount of losses reclassified to earnings for such cash flow hedges was $3.7 million and $5.6 million, respectively. For the six months ended May 2, 2008, the losses treated as a reduction to net sales for contracts to hedge trade sales were $5.8 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.2 million. As of May 2, 2008, the notional amount of such contracts outstanding was $95.2 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive income as of May 2, 2008 was $1.7 million.
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
     On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against us and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs amended their complaint to add 89 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) and statutory and common law claims arising from the laws of 48 states. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees. In late May 2006, the case was removed to federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc. (“MTD”), filed motions to dismiss the claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. All remaining non-settling defendants filed counterclaims against MTD for potential contribution amounts, and MTD filed cross claims against the non-settling defendants. On December 21, 2006, another defendant, American Honda Motor Company (“Honda”), notified us that it had reached an agreement of settlement with the plaintiffs. On March 30, 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. On May 8, 2008, the court issued a memorandum and order that (i) dismissed the RICO claims in their entirety with prejudice; (ii) dismissed all non-Illinois state-law claims without prejudice and with instructions that such claims must be filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in teh memorandum and order. As of the date hereof, the plaintiffs have (i) re-filed the Illinois claims with the court; and (ii) commenced the process of filing non-Illinois claims in various local courts, including filings made in the federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims. On June 2, 2008, the plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation that (i) states their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) seeks to have all of the cases transferred to the District of New Jersey for coordinated pretrial proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.

     In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against us for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the USPTO to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While we do not believe that the lawsuit will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results for a particular period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and irrigation products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet, mainly through internet retailers. Our businesses are organized into two reportable business segments: professional and residential. A third segment called “other” consists of domestic company-owned distribution companies and corporate activities, including corporate financing activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been attributable to new and enhanced products. As part of our “GrowLean” initiative, we are focusing our efforts on revenue growth, profit improvement, and asset management while maximizing our use of Lean methods to reduce costs and improve quality and efficiency in our manufacturing facilities and corporate offices. We believe we have opportunities to create a leaner, cohesive enterprise that has the potential to deliver sustainable long-term financial performance. The goals of this initiative are to grow net sales at an average annual rate of 8 percent or more and achieve a consistent after-tax annual return on net sales of 7 percent or more over the three-year period ending October 31, 2009. Our long-term asset management goal is to reduce average net working capital as a percent of net sales below 20 percent, or in the “teens.” We define net working capital as accounts receivable plus inventory less trade payables.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2008 were down with a net sales decline of 7.0 percent and a net earnings decrease of 16.3 percent each as compared to the second quarter of fiscal 2007. Year-to-date net earnings were down 12.9 percent in fiscal 2008 compared to the same period last fiscal year on a year-to-date net sales decline of 2.0 percent. These results were attributable to the continued weakening of the domestic economy and a late spring in many of our key markets, which led to cautious ordering from our domestic customers and resulted in a reduction of field inventory levels for most of our domestic businesses as of the end of the second quarter of fiscal 2008 compared to the same period last fiscal year. International continued to grow with an increase in net sales of 4.7 percent and 10.8 percent for the second quarter and year-to-date periods of fiscal 2008, respectively, compared to the same periods last fiscal year. Net earnings as a percentage of net sales declined from 10.9 percent and 8.8 percent in the second quarter and year-to-date periods of fiscal 2007, respectively, to 9.8 percent and 7.8 percent in the second quarter and year-to-date periods of fiscal 2008, respectively. This decline in net earnings as a percent of net sales was the result of an increase in selling, general, and administrative (SG&A) expenses as a percent of net sales for the second quarter and year-to-date periods of fiscal 2008 compared to the same periods last fiscal year, a higher effective tax rate, and lower other income.
     We increased our second quarter cash dividend by 25 percent from $0.12 to $0.15 per share compared to the quarterly cash dividend paid in the second quarter of fiscal 2007. In addition, our Board of Directors recently authorized the repurchase of an additional 4 million shares of the company’s common stock.
     We expect the difficult domestic economic environment encountered in the first half of fiscal 2008 to persist for the remainder of the fiscal year. We are taking proactive measures to manage through the tough economic environment by adjusting production plans, controlling costs, and managing our assets. We expect our fiscal 2008 net sales to be equal to our fiscal 2007 net sales levels and anticipate our net earnings per share to be flat to down 5 percent compared to our fiscal 2007 results. We continue to keep a cautionary eye on the domestic and global economies, weather, field inventory levels, retail demand, commodity prices, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2008 were $62.8 million or $1.60 per diluted share compared to $75.0 million or $1.77 per diluted share for the second quarter of fiscal 2007, a net earnings per diluted share decrease of 9.6 percent. Year-to-date net earnings in fiscal 2008 were $81.4 million or $2.07 per diluted share compared to $93.4 million or $2.21 per diluted share last fiscal year, a net earnings per diluted share decrease of 6.3 percent. The primary factors contributing to these declines were lower sales volumes, fixed SG&A costs over lower sales volumes, increased spending for marketing, additional investments in engineering, and a higher effective tax rate. In addition, second quarter and year-to-date fiscal 2008 net earnings per diluted share were benefited by approximately $0.11 per share and $0.14 per share, respectively, compared to the same periods in fiscal 2007, as a result of reduced shares outstanding from repurchases of our common stock.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.3)	(64.4)	(63.9)	(63.9)
Gross profit	35.7	35.6	36.1	36.1
Selling, general, and administrative expense	(19.6)	(18.3)	(23.2)	(22.3)
Interest expense	(0.8)	(0.8)	(1.0)	(1.0)
Other (expense) income, net	(0.2)	0.2	0.1	0.4
Provision for income taxes	(5.3)	(5.8)	(4.2)	(4.4)
Net earnings	9.8%	10.9%	7.8%	8.8%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date periods of fiscal 2008 were down 7.0 percent and 2.0 percent, respectively, from the same periods in the prior fiscal year. Professional segment net sales were down for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 for most product lines as a result of continued weakening of the domestic economy, unfavorable weather in key markets, and customers’ reluctance to place orders due to the uncertain economic environment, which has resulted in lower field inventory levels for most of our domestic businesses. In addition, sales of domestic landscape contractor equipment were also down as a result of the same previously mentioned factors, as well as from distribution changes. Residential segment net sales declined for the second quarter and year-to-date periods of fiscal 2008 compared to the same periods in fiscal 2007 as a result of the continued weakening of the domestic economy and a late spring in key markets. However, the year-to-date results were somewhat tempered by higher snow thrower product sales due to heavy snowfalls during the winter season of 2007-2008. Other segment net sales were also down for the second quarter and year-to-date periods of fiscal 2008 compared to the same periods in fiscal 2007 as a result of the weak domestic economic conditions and late arriving spring weather, as well as the sale of a portion of the operations of one of our company-owned distributorships. On a positive note, international sales increased for the second quarter and year-to-date periods of fiscal 2008 compared to the same periods in fiscal 2007 as a result continued demand for our products in international markets. A weaker U.S. dollar compared to other worldwide currencies in which we transact business benefited our net sales by approximately $11.3 million and $19.6 million for the second quarter and year-to-date periods of fiscal 2008, respectively.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2008 increased slightly to 35.7 percent compared to 35.6 percent in the second quarter of fiscal 2007. Gross profit as a percent of net sales for the year-to-date period of fiscal 2008 remained unchanged at 36.1 percent compared to the year-to-date period of fiscal 2007. Higher commodity costs and increased freight expense from higher fuel prices led to the decrease in gross profit and were offset by the following factors: (i) favorable product mix (ii) a weaker U.S. dollar compared to other worldwide currencies in which we transact business; and (iii) continued focus on cost reduction efforts and productivity improvements as part of our GrowLean initiative.

Selling, General, and Administrative Expense

Selling, general, and administrative expense decreased slightly by 0.7 percent for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. However, SG&A expense increased by 1.7 percent for the year-to-date period of fiscal 2008 compared to the year-to-date period of fiscal 2007. SG&A expense as a percentage of net sales for the second quarter and year-to-date periods of fiscal 2008 increased to 19.6 percent and 23.2 percent, respectively, compared to 18.3 percent and 22.3 percent for the second quarter and year-to-date periods of fiscal 2007, respectively. The increase in SG&A expense as a percentage of net sales was due primarily to fixed SG&A costs over lower sales volumes, increased spending for marketing, and additional investments in engineering. Somewhat offsetting those increases was a decline in incentive compensation expense for the second quarter and year-to-date periods of fiscal 2008 compared to the same periods last fiscal year.

Interest Expense

Interest expense for the second quarter of fiscal 2008 was down 6.4 percent compared to the second quarter of fiscal 2007 as a result of lower levels of average short-term debt and a decline in average interest rates. However, interest expense for the year-to-date period of fiscal 2008 increased slightly by 0.3 percent compared to the same period in the prior fiscal year due to higher average debt levels somewhat offset by a decline in average interest rates.

Other (Expense) Income, Net

Other income, net for the second quarter of fiscal 2008 decreased $2.3 million compared to the second quarter of fiscal 2007. Other income, net for the year-to-date period of fiscal 2008 declined by $3.0 million compared to the same period last fiscal year. These decreases were due to the following factors: (i) foreign currency exchange rate losses this year compared to foreign currency exchange rate gains last year; (ii) a decline in financing charge revenue; and (iii) lower interest income.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2008 was 35.0 percent compared to 34.6 percent for the second quarter of fiscal 2007. The effective tax rate for the year-to-date period of fiscal 2008 was 35.1 percent compared to 33.4 percent for the same period in the prior fiscal year. The increase in the effective tax rate was due to the accelerated phase-out of benefits for foreign export incentives as compared to the phase-in benefit for the domestic manufacturing credit, as well as the expiration of the federal research and experimentation tax credit on December 31, 2007.
     In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties, and prescribes accounting and reporting for income taxes in interim periods. FIN 48 was effective for us on November 1, 2007. The adoption of FIN 48 had no material impact on our consolidated financial position or results of operations for the first and second quarters of fiscal 2008.

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

     The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	May 2,	May 4,
	2008	2007	$ Change	% Change
Professional	$429,884	$447,857	$(17,973)	(4.0)%
Residential	201,315	228,204	(26,889)	(11.8)
Other	7,311	10,592	(3,281)	(31.0)
Total *	$638,510	$686,653	$(48,143)	(7.0)%

* Includes international sales of:	$197,770	$188,861	$8,909	4.7%

	Six Months Ended
(Dollars in thousands)	May 2,	May 4,
	2008	2007	$ Change	% Change
Professional	$723,080	$719,999	$3,081	0.4%
Residential	309,491	330,062	(20,571)	(6.2)
Other	11,738	15,680	(3,942)	(25.1)
Total *	$1,044,309	$1,065,741	$(21,432)	(2.0)%

* Includes international sales of:	$356,227	$321,474	$34,753	10.8%

     The following table summarizes operating earnings (loss) before income taxes by segment:

	Three Months Ended
(Dollars in thousands)	May 2,	May 4,
	2008	2007	$ Change	% Change
Professional	$96,616	$108,490	$(11,874)	(10.9)%
Residential	21,073	27,430	(6,357)	(23.2)
Other	(21,083)	(21,360)	277	1.3
Total	$96,606	$114,560	$(17,954)	(15.7)%

	Six Months Ended
(Dollars in thousands)	May 2,	May 4,
	2008	2007	$ Change	% Change
Professional	$149,126	$156,850	$(7,724)	(4.9)%
Residential	23,897	31,809	(7,912)	(24.9)
Other	(47,582)	(48,411)	829	1.7
Total	$125,441	$140,248	$(14,807)	(10.6)%

Professional
Net Sales. Worldwide net sales for the professional segment in the second quarter of fiscal 2008 were down 4.0 percent compared to the second quarter of fiscal 2007 and increased slightly by 0.4 percent for year-to-date period of fiscal 2008 compared to the same period last fiscal year. The second quarter net sales decrease was due to lower sales of most domestic product lines as a result of decreased demand due to the continued weakening of the domestic economy, unfavorable weather in key domestic markets, and customers’ reluctance to place orders due to the uncertain economic environment. In addition, sales of professionally installed irrigation systems were down due to the same factors mentioned, and from the poor domestic housing market. Sales of domestic landscape contractor equipment also declined as a result of the same previously mentioned factors, as well as from distribution changes. Domestic field inventory levels were lower as of the end of the second quarter of fiscal 2008 compared to the end of the second quarter of fiscal 2007, and retail demand increased slightly for the second quarter and year-to-date period of fiscal 2008 from the same periods in the prior fiscal year. Professional segment sales internationally were up in the second quarter and year-to-date periods of fiscal 2008 compared to the same periods in the prior fiscal year due to the continued growth and demand for our products in international markets, particularly in the golf market.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date periods of fiscal 2008 decreased 10.9 percent and 4.9 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margin decreased to 22.5 percent compared to 24.2 percent in the second quarter of fiscal 2007, and the fiscal 2008 year-to-date professional segment operating margin decreased to 20.6 percent compared to 21.8 percent from the same period last fiscal year. This profit decline was the result of lower gross margins due primarily to higher commodity costs and fuel prices, somewhat offset by the same factors discussed previously in the Gross Profit section. Higher SG&A expense as a percentage of net sales also adversely affected operating earnings, which was due primarily to fixed SG&A costs over lower sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date periods of fiscal 2008 were down 11.8 percent and 6.2 percent, respectively, compared to the same periods last fiscal year. These decreases were due primarily to lower demand for walk power mowers and riding products as a result of the continued weakening of the domestic economy and a late spring, as well as increased competitive pressure for walk power mowers. Sales of electric trimmers were also down due to lost placement at a key retailer; however electric blower sales were up due to additional placement and an increase in retail demand. Net sales for the year-to-date period of fiscal 2008 compared to the same period last fiscal year were benefited by strong shipments of snow thrower products as a result of heavy snowfalls in key markets during the 2007/2008 winter season.

Operating Earnings. Operating earnings for the residential segment in the second quarter of fiscal 2008 decreased 23.2 percent compared to the second quarter of fiscal 2007, and fiscal 2008 year-to-date operating earnings were down 24.9 percent compared to the same period last fiscal year. Expressed as a percentage of net sales, residential segment operating margin declined to 10.5 percent compared to 12.0 percent in the second quarter of fiscal 2007, and fiscal 2008 year-to-date residential segment operating margin decreased to 7.7 percent compared to 9.6 percent last fiscal year. The profit declines were primarily attributable to higher SG&A costs due to fixed SG&A costs over lower sales volumes. Residential segment gross margin for the second quarter of fiscal 2008 slightly improved compared to the second quarter of fiscal 2007; however, residential segment gross margin was down for the year-to-date period of fiscal 2008 compared to the same period last fiscal year.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. Net sales for the other segment were down for the second quarter and year-to-date periods of fiscal 2008 compared to the same periods last fiscal year by $3.3 million, or 31.0 percent, and $3.9 million, or 25.1 percent, respectively, as a result of the continued weakening of the domestic economy and late arriving spring weather, as well as the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008.

Operating Losses. Operating losses for the other segment were slightly down for the second quarter and year-to-date periods of fiscal 2008 by $0.3 million, or 1.3 percent, and $0.8 million, or 1.7 percent, respectively, compared to the same periods last fiscal year.

FINANCIAL POSITION

Working Capital

Receivables as of the end of the second quarter of fiscal 2008 were down 5.2 percent compared to the end of the second quarter of fiscal 2007 due to the decline in net sales. Our average days sales outstanding for receivables improved to 71 days based on sales for the last twelve months ended May 2, 2008, compared to 75 days for the twelve months ended May 4, 2007. Inventory was up as of the end of the second quarter of fiscal 2008 by 7.1 percent compared to the end of the second quarter of fiscal 2007, and average inventory turnover was down by 3.0 percent for the twelve months ended May 2, 2008 compared to the twelve months ended May 4, 2007. We are taking proactive measures to manage through the tough economic environment by adjusting production plans, controlling costs, and managing our assets.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.
     Our Board of Directors approved a cash dividend of $0.15 per share for the second quarter of fiscal 2008 paid on April 11, 2008, which was an increase over our cash dividend of $0.12 per share for the second quarter of fiscal 2007.
     On May 21, 2008, our Board of Directors also authorized the repurchase of an additional 4 million shares of our common stock in open-market or in privately negotiated transactions.

Cash Flow. Cash used in operating activities for the first six months of fiscal 2008 was 7.5 percent lower than the first six months of fiscal 2007 due primarily to a lower increase in receivables, somewhat offset by a decline in net earnings and a higher increase in inventory levels for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. Cash used in investing activities was lower by $0.7 million, or 3.0 percent, compared to the first six months of fiscal 2007, due mainly to cash received from the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008. Cash provided by financing activities was lower by 18.4 percent compared to the first six months of fiscal 2007. This change of $23.5 million was due primarily to a lower increase in debt levels and a decline in proceeds and tax benefits from stock-based awards in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $21 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. Average short-term debt was $103.0 million in the first six months of fiscal 2008 compared to $95.1 million in the first six months of fiscal 2007, an increase of 8.3 percent. This increase was due primarily to additional net proceeds from the issuance of the senior notes in April 2007 used to pay down short-term debt last year. As of May 2, 2008, we had $94.5 million of unutilized availability under our credit agreements.
     Significant financial covenants in our credit agreement are interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of May 2, 2008, and expect to be in compliance with all covenants during the remainder of fiscal 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements generally relate to customer financing activities, inventory purchase commitments, deferred compensation arrangements, and operating lease commitments. Third party financing companies purchased $107.1 million of receivables from us during the first six months of fiscal 2008, of which $102.7 million was outstanding as of May 2, 2008. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. No material change in this information occurred during the first two quarters of fiscal 2008.

Inflation

We are subject to the effects of inflation and changing prices. In the first half of fiscal 2008, average prices paid for most commodities we purchase were higher compared to the first half of fiscal 2007, which hampered our gross margin growth rate in the first half of fiscal 2008 compared to the first half of fiscal 2007. We expect average prices paid for commodities we purchase, mainly steel, resin, and fuel, to increase for the remainder of fiscal 2008. We plan to attempt to mitigate the impact of these anticipated increases in commodity costs and other inflationary pressures by engaging in proactive vendor negotiations and internal cost reduction efforts, reviewing alternative sourcing options, and possible moderate price increases on some products.

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

Warranty Reserve. Warranty coverage on our products ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse and improper use. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims may result in an increase in our warranty accrual and a decrease in our net earnings.

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

New Accounting Pronouncements to be Adopted

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at “full fair value.” We will adopt the provisions of SFAS No. 141R for any business combination occurring on or after November 1, 2009, as required.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value. We will adopt the provisions of SFAS No. 157 for financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis during the first quarter of fiscal 2009, as required. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured on a recurring basis during the first quarter of fiscal 2010, as required. We are currently evaluating the requirements of SFAS No. 157, and we do not expect this new pronouncement will have a material impact on our consolidated financial condition or results of operations.
     No other new accounting pronouncement that has been issued but not yet effective for us during the second quarter of fiscal 2008 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect”, “looking ahead”, “outlook”, “optimistic”, “plan”, “anticipate”, “estimate”, “believe”, “could”, “should”, “may”, “possible”, “intend”, and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

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

•
Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, including transportation costs, may adversely affect our profit margins and business.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary currency exchange rate exposures are with the Euro, the Japanese yen, the Australian dollar, the Canadian dollar, the British pound, and the Mexican peso against the U.S. dollar.
     We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and six months ended May 2, 2008, the amount of losses reclassified to earnings for such cash flow hedges was $3.7 million and $5.6 million, respectively. For the six months ended May 2, 2008, the losses treated as a reduction to net sales for contracts to hedge trade sales were $5.8 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.2 million.
     The following foreign currency exchange rate contracts held by us have maturity dates in fiscal 2008 and fiscal 2009. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive income (AOCI), and fair value impact of derivative instruments in other income, net for the six months ended May 2, 2008 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.8871	$51,640.5	$(1,441.6)	$(1,519.5)
Buy US dollar/Sell Canadian dollar	0.9865	6,000.0	139.6	(200.4)
Buy US dollar/Sell Euro	1.5120	122,089.8	(1,809.4)	(6,506.2)
Buy US dollar/Sell British pound	1.9641	12,570.2	-	(126.5)
Buy Mexican peso/Sell US dollar	11.0864	9,696.6	370.6	197.5

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal second quarter ended May 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against us and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs amended their complaint to add 89 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) and statutory and common law claims arising from the laws of 48 states. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees. In late May 2006, the case was removed to federal court in the Southern District of Illinois. On August 1, 2006, all of the defendants, except MTD Products Inc. (“MTD”), filed motions to dismiss the claims in the amended complaint. On August 4, 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. All remaining non-settling defendants filed counterclaims against MTD for potential contribution amounts, and MTD filed cross claims against the non-settling defendants. On December 21, 2006, another defendant, American Honda Motor Company (“Honda”), notified us that it had reached an agreement of settlement with the plaintiffs. On March 30, 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. On May 8, 2008, the court issued a memorandum and order that (i) dismissed the RICO claims in their entirety with prejudice; (ii) dismissed all non-Illinois state-law claims without prejudice and with instructions that such claims must be filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in the memorandum and order. As of the date hereof, the plaintiffs have (i) re-filed the Illinois claims with the court; and (ii) commenced the process of filing non-Illinois claims in various local courts, including filings made in the federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims. On June 2, 2008, the plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation that (i) states their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) seeks to have all of the cases transferred to the District of New Jersey for coordinated pretrial proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether the lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.
     In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against us for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the USPTO to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. While we do not believe that the lawsuit will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results for a particular period.

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A). There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2008 stock repurchase activity.

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 2, 2008 through February 29, 2008	-		$-	-	544,089

March 1, 2008 through March 28, 2008	20,000		41.92	20,000	524,089

March 29, 2008 through May 2, 2008	103,719	(2)	41.97	100,800	423,289

Total	123,719		$41.97	120,800

(1)
On May 22, 2007, our Board of Directors authorized the repurchase of 3,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by our Board of Directors at any time. We purchased an aggregate of 120,800 shares during the periods indicated above under this program. There are 423,289 shares remaining for repurchase under this program.

(2)
Includes 2,919 units (shares) of our common stock purchased in open-market transactions at an average price of $41.34 per share on behalf of a rabbi trust formed by us to pay benefit obligations to participants in deferred compensation plans. These 2,919 shares were not repurchased under our repurchase program described in footnote (1) above.

On May 21, 2008, our Board of Directors authorized the repurchase of an additional 4,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by our Board of Directors at any time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Shareholders was held on March 11, 2008.
(b)	The results of the shareholder votes on the proposals brought before the meeting were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Votes
1. Election of Directors – for terms ending at the 2011 Annual Meeting of Shareholders
Katherine J. Harless	34,133,144	543,591	0	0
Michael J. Hoffman	34,147,889	528,846	0	0
Inge G. Thulin	34,132,447	544,288	0	0
2. Approve amendment to The Toro Company 2000 Stock Option Plan to increase the number of shares of our common stock authorized for issuance under the plan by 800,000	26,924,161	2,097,690	475,399	5,179,484
3. Ratify Selection of Independent Registered Public Accounting Firm	34,234,406	333,261	109,067	0

Janet K. Cooper, Gary L. Ellis, and Gregg W. Steinhafel continue to serve as directors for terms ending at the 2009 Annual Meeting of Shareholders.

Robert C. Buhrmaster, Winslow H. Buxton, Robert H. Nassau, and Christopher A. Twomey continue to serve as directors for terms ending at the 2010 Annual Meeting of Shareholders.

Ronald O. Baukol retired as a director upon the expiration of his term at the 2008 Annual Meeting of Shareholders.

Item 6.  EXHIBITS

(a)	Exhibits

3(i) and 4(a)
The Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i)(a) and 4(a) to Registrant’s Current Report on Form 8-K dated March 15, 2005, Commission File No. 1-8649).

	3(ii) and 4(b)	Bylaws of Registrant (incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated November 30, 2005, Commission File No. 1-8649).

	4(c)	Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).

4(d)
Rights Agreement dated as of May 20, 1998, between Registrant and Wells Fargo Bank Minnesota, National Association relating to rights to purchase Series B Junior Participating Voting Preferred Stock, as amended (incorporated by reference to Registrant’s Current Report on Form 8-K dated May 20, 1998, Commission File No. 1-8649).

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

10(a)
The Toro Company 2000 Stock Option Plan (As Amended March 11, 2008) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 11, 2008, Commission File No. 1-8649).

10(b)
Amendment No.4 to Credit Agreement, dated as of February 29, 2008, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries as Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 29, 2008, Commission File No. 1-8649).

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

THE TORO COMPANY
(Registrant)

Date: June 6, 2008	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)