Form 10-Q
period 2008-08-01
TORO CO
filed 2008-09-05
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2008

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of August 29, 2008 was 35,515,141.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
Net sales	$492,635	$478,707	$1,536,944	$1,544,448
Cost of sales	318,695	301,264	986,101	982,224
Gross profit	173,940	177,443	550,843	562,224
Selling, general, and administrative expense	110,874	110,598	352,934	348,722
Earnings from operations	63,066	66,845	197,909	213,502
Interest expense	(4,645)	(4,959)	(14,947)	(15,235)
Other (expense) income, net	(368)	1,954	532	5,821
Earnings before income taxes	58,053	63,840	183,494	204,088
Provision for income taxes	19,826	21,354	63,856	68,186
Net earnings	$38,227	$42,486	$119,638	$135,902

Basic net earnings per share of common stock	$1.01	$1.05	$3.13	$3.32

Diluted net earnings per share of common stock	$0.99	$1.02	$3.06	$3.23

Weighted-average number of shares of common
stock outstanding – Basic	37,901	40,569	38,177	40,938

Weighted-average number of shares of common
stock outstanding – Diluted	38,708	41,803	39,039	42,113

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	August 1,	August 3,	October 31,
	2008	2007	2007
ASSETS
Cash and cash equivalents	$55,013	$94,192	$62,047
Receivables, net	364,988	379,788	283,115
Inventories, net	211,760	243,437	251,275
Prepaid expenses and other current assets	14,811	13,018	10,677
Deferred income taxes	56,147	58,499	57,814
Total current assets	702,719	788,934	664,928

Property, plant, and equipment	608,554	569,981	577,082
Less accumulated depreciation	434,742	399,233	406,410
	173,812	170,748	170,672

Deferred income taxes	6,485	1,861	5,185
Other assets	7,538	11,269	9,153
Goodwill	86,099	81,768	86,224
Other intangible assets, net	15,682	5,526	14,675
Total assets	$992,335	$1,060,106	$950,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$2,441	$-	$1,611
Short-term debt	-	1,449	372
Accounts payable	86,824	83,366	90,966
Accrued liabilities	258,246	266,383	248,521
Total current liabilities	347,511	351,198	341,470

Long-term debt, less current portion	227,266	223,157	227,598
Deferred revenue and other long-term liabilities	15,836	10,354	11,331

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 36,123,341 shares as of August 1, 2008 (net of 17,908,879 treasury shares), 39,774,219 shares as of August 3, 2007 (net of 14,258,001 treasury shares), and 37,950,831 shares as of October 31, 2007 (net of 16,081,389 treasury shares)	36,123	39,774	37,951
Retained earnings	364,384	439,780	335,384
Accumulated other comprehensive income (loss)	1,215	(4,157)	(2,897)
Total stockholders' equity	401,722	475,397	370,438
Total liabilities and stockholders' equity	$992,335	$1,060,106	$950,837

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Nine Months Ended
	August 1,	August 3,
	2008	2007
Cash flows from operating activities:
Net earnings	$119,638	$135,902
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Equity losses from investments	439	136
Provision for depreciation and amortization	32,196	30,263
Gain on disposal of property, plant, and equipment	(89)	(133)
Gain on sale of business	(113)	-
Stock-based compensation expense	4,366	5,474
Increase in deferred income taxes	(1,490)	(2,323)
Changes in operating assets and liabilities:
Receivables, net	(79,252)	(86,942)
Inventories, net	39,663	101
Prepaid expenses and other assets	(3,712)	(3,693)
Accounts payable, accrued expenses, and deferred revenue and other long-term liabilities	14,059	4,948
Net cash provided by operating activities	125,705	83,733

Cash flows from investing activities:
Purchases of property, plant, and equipment	(34,304)	(32,863)
Proceeds from asset disposals	880	152
Increase in investment in affiliates	(250)	-
(Increase) decrease in other assets	(288)	734
Proceeds from sale of a business	1,048	-
Acquisitions, net of cash acquired	(1,000)	(1,088)
Net cash used in investing activities	(33,914)	(33,065)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(372)	998
Issuance of long-term debt, net of costs	-	121,465
Repayments of long-term debt	(1,124)	(75,000)
Excess tax benefits from stock-based awards	3,511	12,956
Proceeds from exercise of stock options	3,506	11,456
Purchases of Toro common stock	(86,679)	(70,382)
Dividends paid on Toro common stock	(17,170)	(14,729)
Net cash used in financing activities	(98,328)	(13,236)

Effect of exchange rates on cash	(497)	1,237

Net (decrease) increase in cash and cash equivalents	(7,034)	38,669
Cash and cash equivalents as of the beginning of the fiscal period	62,047	55,523
Cash and cash equivalents as of the end of the fiscal period	$55,013	$94,192
See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 1, 2008

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended August 1, 2008 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2008. Additional factors that could cause our actual results to differ materially from our expected results, including any forward-looking statements made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Information.
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

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
Net earnings	$38,227	$42,486	$119,638	$135,902
Other comprehensive income (loss):
Cumulative translation adjustments	(132)	1,239	996	4,563
Minimum pension liability adjustment, net of tax	-	-	175	-
Unrealized gain (loss) on derivative
instruments, net of tax	903	(498)	2,941	(1,871)
Comprehensive income	$38,998	$43,227	$123,750	$138,594

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” Option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted in the first quarter of the company’s fiscal year. For certain non-officer employees, the options vest in full two years from the date of grant and have a five-year term. For officers, certain key employees, and members of our Board of Directors, the options vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The company also issues performance share awards to officers and other key employees. The company determines the fair value of these performance share awards as of the date of grant and recognizes the expense over the three-year vesting period. Total compensation expense for option and performance share awards for the third quarter of fiscal 2008 and 2007 was $1.1 million and $1.6 million, respectively. Year-to-date compensation expense for option and performance share awards through the third quarter of fiscal 2008 and 2007 was $4.4 million and $5.5 million, respectively.
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

	Fiscal 2008	Fiscal 2007
Expected life of option in years	3 – 6.5	3 – 6.5
Expected volatility	24.84% - 25.75%	24.96% - 26.44%
Weighted-average volatility	25.26%	25.65%
Risk-free interest rate	3.10% - 4.08%	4.420% - 4.528%
Expected dividend yield	0.92%- 0.95%	0.78%- 0.90%
Weighted-average dividend yield	0.94%	0.84%

The weighted-average fair value of options granted during fiscal 2008 and fiscal 2007 was $13.87 per share and $12.32 per share, respectively. The fair value of performance share awards granted during the first quarter of fiscal 2008 and 2007 was $58.96 per share and $44.90 per share, respectively. No performance share awards were granted during the second and third quarters of fiscal 2008 or fiscal 2007.

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
     Inventories were as follows:

(Dollars in thousands)	August 1,	August 3,	October 31,
	2008	2007	2007
Raw materials and work in process	$59,615	$61,454	$64,583
Finished goods and service parts	195,034	222,843	229,581
Total FIFO value	254,649	284,297	294,164
Less: adjustment to LIFO value	42,889	40,860	42,889
Total	$211,760	$243,437	$251,275

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	August 1,	August 3,	August 1,	August 3,
Basic	2008	2007	2008	2007
Weighted-average number of shares of common stock	37,901	40,569	38,169	40,910
Assumed issuance of contingent shares	-	-	8	28
Weighted-average number of shares of common stock and assumed issuance of contingent shares	37,901	40,569	38,177	40,938
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	37,901	40,569	38,177	40,938
Effect of dilutive securities	807	1,234	862	1,175
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	38,708	41,803	39,039	42,113

     Options to purchase an aggregate of 1,457,742 and 737,620 shares of common stock outstanding during the third quarter and year-to-date period of fiscal 2008, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same comparable periods.

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2008 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2007	$75,457	$10,767	$86,224
Translation adjustment	(65)	(60)	(125)
Balance as of August 1, 2008	$75,392	$10,707	$86,099

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

	August 1, 2008		October 31, 2007
(Dollars in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$6,553	$(6,258)	$6,553	$(6,155)
Non-compete agreements	1,939	(1,111)	1,400	(938)
Customer related	6,587	(902)	6,655	(504)
Developed technology	5,555	(2,259)	3,490	(1,536)
Other	800	(800)	800	(800)
Total	$21,434	$(11,330)	$18,898	$(9,933)

Total other intangible assets, net	$10,104		$8,965

     Amortization expense for intangible assets during the first nine months of fiscal 2008 was $1,430,000. Estimated amortization expense for the remainder of fiscal 2008 and succeeding fiscal years is as follows: fiscal 2008 (remainder), $386,000; fiscal 2009, $1,499,000; fiscal 2010, $1,206,000; fiscal 2011, $1,132,000; fiscal 2012, $1,099,000; fiscal 2013, $926,000; and after fiscal 2013, $3,856,000.

The company also had $5.6 million of non-amortizable intangible assets related to the Hayter and Rain Master brand names as of August 1, 2008 and October 31, 2007.

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
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended August 1, 2008	Professional	Residential	Other	Total
Net sales	$351,598	$132,143	$8,894	$492,635
Intersegment gross sales	9,626	2,317	(11,943)	-
Earnings (loss) before income taxes	71,113	3,436	(16,496)	58,053

Three months ended August 3, 2007	Professional	Residential	Other	Total
Net sales	$332,014	$132,981	$13,712	$478,707
Intersegment gross sales	11,972	1,655	(13,627)	-
Earnings (loss) before income taxes	70,887	8,246	(15,293)	63,840

Nine months ended August 1, 2008	Professional	Residential	Other	Total
Net sales	$1,074,678	$441,634	$20,632	$1,536,944
Intersegment gross sales	25,587	6,772	(32,359)	-
Earnings (loss) before income taxes	220,239	27,333	(64,078)	183,494
Total assets	526,153	217,576	248,606	992,335

Nine months ended August 3, 2007	Professional	Residential	Other	Total
Net sales	$1,052,013	$463,043	$29,392	$1,544,448
Intersegment gross sales	35,011	4,900	(39,911)	-
Earnings (loss) before income taxes	227,737	40,055	(63,704)	204,088
Total assets	522,963	210,660	326,483	1,060,106

     The following table presents the details of the other segment operating loss before income taxes:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
Corporate expenses	$(15,303)	$(18,408)	$(59,191)	$(66,701)
Finance charge revenue	247	590	853	1,451
Elimination of corporate financing expense	2,528	4,072	7,778	11,178
Interest expense, net	(4,645)	(4,959)	(14,947)	(15,235)
Other	677	3,412	1,429	5,603
Total	$(16,496)	$(15,293)	$(64,078)	$(63,704)

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
     Warranty provisions, claims, and changes in estimates for the first nine-month periods in fiscal 2008 and 2007 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Nine Months Ended	Balance	Provisions	Claims	Estimates	Balance
August 1, 2008	$62,030	$35,829	$(29,421)	$(391)	$68,047

August 3, 2007	$65,235	$37,409	$(30,539)	$(2,271)	$69,834

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the postretirement health-care benefit plan:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
Service cost	$89	$95	$267	$284
Interest cost	129	124	387	371
Prior service cost	(48)	(49)	(144)	(145)
Amortization of losses	53	55	159	163
Net expense	$223	$225	$669	$673

As of August 1, 2008, the company had made approximately $375,000 of contributions in fiscal 2008. The company presently expects to contribute a total of $500,000 to its postretirement health-care benefit plan in fiscal 2008, including contributions made through August 1, 2008.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.0 million and $12.2 million for the third quarter and year-to-date periods in fiscal 2008, respectively, and $3.8 million and $13.7 million for the third quarter and year-to-date periods in fiscal 2007, respectively.
     During the first quarter of fiscal 2007, the company began to offer participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans, which amounted to $18.0 million. The fair value of the company’s investment in the deferred compensation plans as of August 1, 2008 was $17.8 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the condensed consolidated balance sheet.

Income Taxes

As of November 1, 2007, the company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements, as well as guidance on de-recognition, measurement, classification, and disclosure of tax positions. The adoption of FIN 48 resulted in no cumulative effect of accounting change by the company as of November 1, 2007. As of August 1, 2008 and October 31, 2007, the company had $5.4 million and $5.6 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits was $0.9 million as of August 1, 2008 and October 31, 2007. As of October 31, 2007, the liability accrual including interest and penalties was classified as a component of accrued liabilities – income taxes on the company’s consolidated balance sheet. In accordance with the adoption of FIN 48, the liability accrual including interest and penalties was classified as a component of deferred revenue and other long-term liabilities on the company’s condensed consolidated balance sheet as of February 1, 2008, May 2, 2008, and August 1, 2008. The company recognizes potential interest and penalties related to income tax positions as a component of provision for income taxes on the consolidated statements of earnings. Included in the liability balance as of August 1, 2008 are approximately $3.0 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate. The company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months. With few exceptions, the company is no longer subject to federal, state, or foreign income tax examinations for fiscal years prior to fiscal 2004.

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
     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the consolidated balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income to sales or cost of sales. During the three and nine months ended August 1, 2008, the amount of losses reclassified to earnings for such cash flow hedges was $1.2 million and $6.9 million, respectively. For the nine months ended August 1, 2008, the losses treated as a reduction to net sales for contracts to hedge trade sales were $7.3 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.4 million. As of August 1, 2008, the notional amount of such contracts outstanding was $86.3 million. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive income as of August 1, 2008 was $0.8 million.
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
     In June 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against us and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs amended their complaint to add 89 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) and statutory and common law claims arising from the laws of 48 states. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees. In late May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, all of the defendants, except MTD Products Inc. (“MTD”), filed motions to dismiss the claims in the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with

MTD and certification of a settlement class. All remaining non-settling defendants filed counterclaims against MTD for potential contribution amounts, and MTD filed cross claims against the non-settling defendants. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified us that it had reached an agreement of settlement with the plaintiffs. In March 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. On May 8, 2008, the court issued a memorandum and order that (i) dismissed the RICO claims in their entirety with prejudice; (ii) dismissed all non-Illinois state-law claims without prejudice and with instructions that such claims must be filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in the memorandum and order. In May 2008, the plaintiffs (i) re-filed the Illinois claims with the court; and (ii) commenced the process of filing non-Illinois claims in various local courts, including filings made in the federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims. On June 2, 2008, the plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred to the District of New Jersey for coordinated pretrial proceedings. On August 12, 2008, the Judicial Panel on Multidistrict Litigation issued an order denying the transfer request for coordinated pretrial proceedings. In July and August 2008, new lawsuits, some of which include new plaintiffs and new plaintiffs’ counsel, were filed in various local courts, including filings made in the federal courts in the Northern District of California, the Eastern District of Pennsylvania, the Eastern and Southern Districts of New York, the Western District of North Carolina, the Southern District of Florida, the District of Nebraska, the Northern District of Ohio, the District of Montana, the District of Minnesota, the District of South Dakota, the Middle District of Florida, and the Middle District of Alabama, in each case with essentially the same state law claims. We continue to evaluate these lawsuits and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. We are also unable to assess at this time whether these lawsuits will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.
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

RESULTS OF OPERATIONS

Overview

For the third quarter of fiscal 2008, our net earnings decreased 10.0 percent and our net sales increased 2.9 percent, as compared to the third quarter of fiscal 2007. Year-to-date net earnings were down 12.0 percent in fiscal 2008 compared to the same period last fiscal year on a slight year-to-date net sales decline of 0.5 percent. These results were attributable to the continued weakening of the domestic economy, higher commodity and fuel prices that hampered our gross margins, a higher effective tax rate, and lower other income. Our international business continued to grow with an increase in net sales of 15.3 percent and 12.0 percent for the third quarter and year-to-date periods of fiscal 2008, respectively, compared to the same periods last fiscal year, due in part to continued growth and demand for our products and a weaker U.S. dollar compared to other worldwide currencies in which we transact business. Despite the challenging domestic economic conditions we are facing in fiscal 2008, we have improved our asset management, as evidenced by a 13.0 percent decline in our inventory and a decline in our domestic field inventory levels as of the end of the third quarter of fiscal 2008 compared to the same period last fiscal year. These efforts contributed to a 50 percent improvement in our cash flows from operating activities for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.
     We increased our third quarter cash dividend by 25 percent from $0.12 to $0.15 per share compared to the quarterly cash dividend paid in the third quarter of fiscal 2007. We also continued with our share repurchase program during the quarter by repurchasing 1.4 million shares of our common stock.
     We expect the difficult domestic economic environment encountered in the first nine months of fiscal 2008 to persist for the remainder of the fiscal year. We have taken and continue to take proactive measures to help us manage through this tough economic environment, including adjusting production plans, controlling costs, adjusting product pricing, and managing our assets. We expect our fiscal 2008 net sales to be approximately equal to our fiscal 2007 net sales levels and anticipate our net earnings per share to be down 6 to 9 percent compared to our fiscal 2007 results. We continue to keep a cautionary eye on the domestic and global economies, commodity prices, weather, field inventory levels, retail demand, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the third quarter of fiscal 2008 were $38.2 million or $0.99 per diluted share compared to $42.5 million or $1.02 per diluted share for the third quarter of fiscal 2007, a net earnings per diluted share decrease of 2.9 percent. Year-to-date net earnings in fiscal 2008 were $119.6 million or $3.06 per diluted share compared to $135.9 million or $3.23 per diluted share last fiscal year, a net earnings per diluted share decrease of 5.3 percent. The primary factors contributing to these declines were lower gross margins, higher SG&A costs, a higher effective tax rate, and a decline in other income. Third quarter and year-to-date fiscal 2008 net earnings per diluted share were benefited by approximately $0.08 per share and $0.22 per share, respectively, compared to the same periods in fiscal 2007, as a result of reduced shares outstanding from repurchases of our common stock.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.7)	(62.9)	(64.2)	(63.6)
Gross profit	35.3	37.1	35.8	36.4
Selling, general, and administrative expense	(22.5)	(23.1)	(23.0)	(22.6)
Interest expense	(0.9)	(1.0)	(1.0)	(1.0)
Other (expense) income, net	(0.1)	0.4	0.1	0.4
Provision for income taxes	(4.0)	(4.5)	(4.1)	(4.4)
Net earnings	7.8%	8.9%	7.8%	8.8%

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2008 increased 2.9 percent compared to the third quarter of fiscal 2007. However, net sales for the year-to-date period of fiscal 2008 declined slightly by 0.5 percent from the same period in the prior fiscal year. International sales were strong as a result of continued growth and demand for our products in international markets. A weaker U.S. dollar compared to other worldwide currencies in which we transact business benefited our net sales by approximately $7.5 million and $27.2 million for the third quarter and year-to-date periods of fiscal 2008, respectively. Professional segment net sales were up for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 due to the introduction of new products, strong growth in the international golf market, and increased demand before product price increases that took effect August 1, 2008. This sales increase was hampered by the continued weakening of the domestic economy and customers’ reluctance to place orders due to the uncertain economic environment, which has resulted in lower field inventory levels for our domestic businesses. Residential segment net sales declined for the third quarter and year-to-date periods of fiscal 2008 compared to the same periods in fiscal 2007 as a result of the continued weakening of the domestic economy and, with respect to the year-to-date period, a late spring in key markets. However, the residential segment net sales decline was somewhat tempered by higher snow thrower product sales in North America due to heavy snowfalls during the winter season of 2007-2008 and strong preseason demand as a result low field inventory levels entering the upcoming 2008-2009 winter season. Other segment net sales were also down for the third quarter and year-to-date periods of fiscal 2008 compared to the same periods in fiscal 2007 due mainly to the sale of a portion of the operations of one of our company-owned distributorships.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2008 decreased to 35.3 percent compared to 37.1 percent in the third quarter of fiscal 2007. Gross profit as a percent of net sales for the year-to-date period of fiscal 2008 also declined to 35.8 percent compared to 36.4 percent in year-to-date period of fiscal 2007. These decreases in gross profit were primarily driven by: (i) higher commodity costs; (ii) increased freight expense from higher fuel prices; and (iii) higher manufacturing costs from lower plant utilization as we curtailed production to lower inventory levels. Somewhat offsetting those negative factors were: (i) a favorable product mix; (ii) a weaker U.S. dollar compared to other worldwide currencies in which we transact business; and (iii) a continued focus on cost reduction efforts and productivity improvements as part of our GrowLean initiative.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased slightly by 0.2 percent and 1.2 percent for the third quarter and year-to-date periods of fiscal 2008, respectively, compared to the same periods in fiscal 2007. SG&A expense as a percentage of net sales for the third quarter decreased to 22.5 percent compared to 23.1 percent in the third quarter of fiscal 2007 due mainly to a decline in incentive compensation expense, somewhat offset by increased spending for marketing and engineering. However, SG&A expense as a percentage of net sales for the year-to-date period of fiscal 2008 increased to 23.0 percent compared to 22.6 percent in the same period last fiscal year. This result was also attributable to increased spending for marketing and our continued investments in engineering, somewhat offset by a decline in incentive compensation expense.

Interest Expense

Interest expense for the third quarter and year-to date periods of fiscal 2008 was down 6.3 percent and 1.9 percent compared to the same periods in fiscal 2007. These decreases were due to interest expense paid last year on $75 million of notes that were repaid in June 2007 and a decline in average interest rates, somewhat offset by higher average debt levels.

Other (Expense) Income, Net

Other income, net for the third quarter of fiscal 2008 decreased $2.3 million compared to the third quarter of fiscal 2007. Other income, net for the year-to-date period of fiscal 2008 declined by $5.3 million compared to the same period last fiscal year. These decreases were due to the following factors: (i) foreign currency exchange rate losses in fiscal 2008 compared to foreign currency exchange rate gains in fiscal 2007; (ii) a decline in financing charge revenue; and (iii) lower interest income.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2008 was 34.2 percent compared to 33.4 percent for the third quarter of fiscal 2007. The effective tax rate for the year-to-date period of fiscal 2008 was 34.8 percent compared to 33.4 percent for the same period in the prior fiscal year. The increase in the effective tax rate was due to the expiration of the federal research and experimentation tax credit on December 31, 2007, as well as the accelerated phase-out of benefits for foreign export incentives as compared to the phase-in benefit for the domestic manufacturing deduction.
     In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties, and prescribes accounting and reporting for income taxes in interim periods. FIN 48 was effective for us on November 1, 2007. The adoption of FIN 48 had no material impact on our consolidated financial position or results of operations for fiscal 2008.

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

     The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	August 1,	August 3,
	2008	2007	$ Change	% Change
Professional	$351,598	$332,014	$19,584	5.9%
Residential	132,143	132,981	(838)	(0.6)
Other	8,894	13,712	(4,818)	(35.1)
Total *	$492,635	$478,707	$13,928	2.9%

* Includes international sales of:	$138,682	$120,319	$18,363	15.3%

	Nine Months Ended
(Dollars in thousands)	August 1,	August 3,
	2008	2007	$ Change	% Change
Professional	$1,074,678	$1,052,013	$22,665	2.2%
Residential	441,634	463,043	(21,409)	(4.6)
Other	20,632	29,392	(8,760)	(29.8)
Total *	$1,536,944	$1,544,448	$(7,504)	(0.5)%

* Includes international sales of:	$494,909	$441,793	$53,116	12.0%

     The following table summarizes operating earnings (loss) before income taxes by segment:

	Three Months Ended
(Dollars in thousands)	August 1,	August 3,
	2008	2007	$ Change	% Change
Professional	$71,113	$70,887	$226	0.3%
Residential	3,436	8,246	(4,810)	(58.3)
Other	(16,496)	(15,293)	(1,203)	(7.9)
Total	$58,053	$63,840	$(5,787)	(9.1)%

	Nine Months Ended
(Dollars in thousands)	August 1,	August 3,
	2008	2007	$ Change	% Change
Professional	$220,239	$227,737	$(7,498)	(3.3)%
Residential	27,333	40,055	(12,722)	(31.8)
Other	(64,078)	(63,704)	(374)	(0.6)
Total	$183,494	$204,088	$(20,594)	(10.1)%

Professional
Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2008 increased 5.9 percent and 2.2 percent, respectively, compared to the same periods last fiscal year. These increases were primarily due to continued growth in international markets, particularly in the golf market, the introduction of new products, and increased demand before product price increases that took effect August 1, 2008. The professional segment net sales increase was somewhat hampered by lower domestic shipments resulting from decreased demand due to the continued weakening of the domestic economy. In addition, sales of professionally installed residential/commercial irrigation systems were down due also to the continued weakening of the domestic economy and the resulting poor domestic housing market. Despite the challenging domestic economic conditions we are facing in fiscal 2008, we managed our assets better by reducing our professional segment domestic field inventory levels as of the end of the third quarter of fiscal 2008 compared to the end of the same period last fiscal year.

Operating Earnings. Operating earnings for the professional segment in the third quarter of fiscal 2008 increased slightly by 0.3 percent compared to the third quarter of fiscal 2007; however, professional segment operating earnings for the year-to-date period of fiscal 2008 decreased 3.3 percent compared to the same period last fiscal year. Expressed as a percentage of net sales, professional segment operating margin decreased to 20.2 percent compared to 21.4 percent in the third quarter of fiscal 2007, and the fiscal 2008 year-to-date professional segment operating margin decreased to 20.5 percent compared to 21.6 percent from the same period last fiscal year. These profit declines were primarily attributable to lower gross margins due to the same factors discussed previously in the Gross Profit section. Higher SG&A expense as a percentage of net sales also adversely affected operating earnings, which was due primarily to increased marketing spending and investments in engineering.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date periods of fiscal 2008 were down 0.6 percent and 4.6 percent, respectively, compared to the same periods last fiscal year. These decreases were due primarily to lower demand for walk power mowers as a result of the continued weakening of the domestic economy, as well as a reduction in product placement and increased competitive pressure for walk power mowers. Sales of electric trimmers were also down due to lost placement at a key retailer; however electric blower sales were up due to additional placement and an increase in retail demand. However, the residential segment net sales decline was somewhat tempered by higher snow thrower product sales in North America due to heavy snowfalls during the winter season of 2007-2008 and strong preseason demand as a result low field inventory levels entering the upcoming 2008-2009 winter season.

Operating Earnings. Operating earnings for the residential segment in the third quarter of fiscal 2008 decreased 58.3 percent compared to the third quarter of fiscal 2007, and fiscal 2008 year-to-date operating earnings were down 31.8 percent compared to the same period last fiscal year. Expressed as a percentage of net sales, residential segment operating margin declined to 2.6 percent compared to 6.2 percent in the third quarter of fiscal 2007, and fiscal 2008 year-to-date residential segment operating margin decreased to 6.2 percent compared to 8.7 percent last fiscal year. The profit declines were due to lower gross margins primarily from higher commodity costs. Higher SG&A expense as a percentage of net sales also adversely affected operating earnings, which was due to increased marketing spending and fixed SG&A costs spread over lower sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. Net sales for the other segment were down for the third quarter and year-to-date period of fiscal 2008 compared to the same periods last fiscal year by $4.8 million, or 35.1 percent, and $8.8 million, or 29.8 percent, respectively, as a result of the continued weakening of the domestic economy and the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008.

Operating Losses. Operating losses for the other segment were higher for the third quarter and year-to-date period of fiscal 2008 by $1.2 million, or 7.9 percent, and $0.4 million, or 0.6 percent, respectively, compared to the same periods last fiscal year. The increased losses were due primarily to foreign currency exchange rate losses this year compared to foreign currency exchange rate gains last year and a decline in financing charge revenue, somewhat offset by a decrease in incentive compensation expense.

FINANCIAL POSITION

Working Capital

We have taken proactive measures to help us manage through the tough economic environment, which include adjusting production plans, controlling costs, and managing our assets. Receivables as of the end of the third quarter of fiscal 2008 were down 3.9 percent compared to the end of the third quarter of fiscal 2007 and average days sales outstanding for receivables improved to 69 days based on sales for the last twelve months ended August 1, 2008, compared to 75 days for the twelve months ended August 3, 2007. Inventory levels were also down as of the end of the third quarter of fiscal 2008 by 13.0 percent compared to the end of the third quarter of fiscal 2007 as we curtailed production levels and continued our focus to improve asset management.

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
     Our Board of Directors approved a cash dividend of $0.15 per share for the third quarter of fiscal 2008 paid on July 11, 2008, which was an increase over our cash dividend of $0.12 per share for the third quarter of fiscal 2007.
     On May 21, 2008, our Board of Directors authorized the repurchase of an additional 4,000,000 shares of our common stock in open-market or in privately negotiated transactions.  This program has no expiration date but may be terminated by our Board of Directors at any time.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2008 improved 50.1 percent compared to the first nine months of fiscal 2007 due primarily to a decrease in inventory levels and a lower increase in receivables for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, somewhat offset by a decline in net earnings. Cash used in investing activities was higher by $0.8 million, or 2.6 percent, compared to the first nine months of fiscal 2007, due mainly to increased investments in property, plant, and equipment, somewhat offset by cash received from the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008. Cash used in financing activities increased $85.1 million compared to the first nine months of fiscal 2007 due to the following factors: (i) we received additional net proceeds from the issuance of senior notes in the principal amount of $125 million in April 2007 less the payment of long-term notes in the principal amount of $75 million in June 2007; (ii) a decline in proceeds and tax benefits from stock-based awards; and (iii) an increase in funds used for repurchases of our common stock.

Credit Lines and Other Capital Resources. Our business is seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $21 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. Average short-term debt was $79.0 million in the first nine months of fiscal 2008 compared to $65.2 million in the first nine months of fiscal 2007, an increase of 21.1 percent. Last year we received additional net proceeds from the issuance of $125 million senior notes in April 2007 that we used to pay down short-term debt last year, which was the primary contributor to the increase in average short-term debt in the first nine months of fiscal 2008 compared to the same period last fiscal year. As of August 1, 2008, we had $246.1 million of unutilized availability under our credit agreements.
     Significant financial covenants in our credit agreement are interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of August 1, 2008, and expect to be in compliance with all covenants during the remainder of fiscal 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements generally relate to customer financing activities, inventory purchase commitments, deferred compensation arrangements, and operating lease commitments. Third party financing companies purchased $172.1 million of receivables from us during the first nine months of fiscal 2008, of which $86.0 million was outstanding as of August 1, 2008. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. No material change in this information occurred during the first nine months of fiscal 2008.

Inflation

We are subject to the effects of inflation and changing prices. In the first nine months of fiscal 2008, average prices paid for most commodities we purchase were significantly higher compared to the first nine months of fiscal 2007, which resulted in our gross margin as a percent of net sales to be lower in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. We expect average prices paid for commodities we purchase, mainly steel, resin, and fuel, to increase for the remainder of fiscal 2008. We plan to attempt to mitigate the impact of prior and anticipated increases in commodity costs and other inflationary pressures by increasing prices on most products, engaging in proactive vendor negotiations, internal cost reduction efforts, and reviewing alternative sourcing options.

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
     No other new accounting pronouncement that has been issued but not yet effective for us during the third quarter of fiscal 2008 has had or is expected to have a material impact on our consolidated financial statements.

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
•
If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, or if we experience unforeseen product quality or other problems in the development, production, and usage of new and existing products, we may experience a decrease in demand for our products, and our business could suffer.

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

     We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and nine months ended August 1, 2008, the amount of losses reclassified to earnings for such cash flow hedges was $1.2 million and $6.9 million, respectively. For the nine months ended August 1, 2008, the losses treated as a reduction to net sales for contracts to hedge trade sales were $7.3 million and the gains treated as a reduction of cost of sales for contracts to hedge inventory purchases were $0.4 million.
     The following foreign currency exchange rate contracts held by us have maturity dates in fiscal 2008 and fiscal 2009. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive income (AOCI), and fair value impact of derivative instruments in other income, net for the nine months ended August 1, 2008 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.8933	$48,985.6	$(1,454.7)	$(1,312.1)
Buy US dollar/Sell Canadian dollar	0.9964	6,624.1	190.9	(146.4)
Buy US dollar/Sell Euro	1.5263	101,421.1	(397.2)	(6,937.0)
Buy US dollar/Sell British pound	1.9783	4,945.7	-	2.5
Buy Mexican peso/Sell US dollar	10.3571	22,950.4	351.1	515.5

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. The primary commodity price exposures are with steel, aluminum, fuel, petroleum-based resin, and linerboard. Further information regarding rising prices for commodities is presented in Part I, Item 2 of this Quarterly Report on Form 10-Q, in the section entitled “Inflation.”
     We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. These contracts meet the definition of “normal purchases and normal sales” and, therefore, are not considered derivative instruments for accounting purposes.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal third quarter ended August 1, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In June 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit in Illinois state court against us and eight other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs amended their complaint to add 89 additional plaintiffs and an engine manufacturer as an additional defendant. The amended complaint asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) and statutory and common law claims arising from the laws of 48 states. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees. In late May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, all of the defendants, except MTD Products Inc. (“MTD”), filed motions to dismiss the claims in the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. All remaining non-settling defendants filed counterclaims against MTD for potential contribution amounts, and MTD filed cross claims against the non-settling defendants. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified us that it had reached an agreement of settlement with the plaintiffs. In March 2007, the court entered an order dismissing plaintiffs’ complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. On May 8, 2008, the court issued a memorandum and order that (i) dismissed the RICO claims in their entirety with prejudice; (ii) dismissed all non-Illinois state-law claims without prejudice and with instructions that such claims must be filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in the memorandum and order. In

May 2008, the plaintiffs (i) re-filed the Illinois claims with the court; and (ii) commenced the process of filing non-Illinois claims in various local courts, including filings made in the federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims. On June 2, 2008, the plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred to the District of New Jersey for coordinated pretrial proceedings. On August 12, 2008, the Judicial Panel on Multidistrict Litigation issued an order denying the transfer request for coordinated pretrial proceedings. In July and August 2008, new lawsuits, some of which include new plaintiffs and new plaintiffs’ counsel, were filed in various local courts, including filings made in the federal courts in the Northern District of California, the Eastern District of Pennsylvania, the Eastern and Southern Districts of New York, the Western District of North Carolina, the Southern District of Florida, the District of Nebraska, the Northern District of Ohio, the District of Montana, the District of Minnesota, the District of South Dakota, the Middle District of Florida, and the Middle District of Alabama, in each case with essentially the same state law claims. We continue to evaluate these lawsuits and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from this litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. We are also unable to assess at this time whether these lawsuits will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution could be material to our consolidated operating results for a particular period.
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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2008 stock repurchase activity.

Period	Total Number of Shares Purchased (1)(2)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)

May 3, 2008 through May 30, 2008	40,000		$38.63	40,000	4,383,289

May 31, 2008 through June 27, 2008	544,612		36.85	544,612	3,838,677

June 28, 2008 through August 1, 2008	863,922	(3)	32.74	860,000	2,978,677

Total	1,448,534		$34.44	1,444,612

(1)
On May 22, 2007, our Board of Directors authorized the repurchase of 3,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by our Board of Directors at any time. We purchased an aggregate of 423,289 shares during the periods indicated above under this program. There are no shares remaining for repurchase under this program.

(2)
On May 21, 2008, our Board of Directors authorized the repurchase of an additional 4,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by our Board of Directors at any time. We purchased an aggregate of 1,021,323 shares during the periods indicated above under this program. There are 2,978,677 shares remaining for repurchase under this program.

(3)
Includes 3,922 units (shares) of our common stock purchased in open-market transactions at an average price of $30.87 per share on behalf of a rabbi trust formed by us to pay benefit obligations to participants in deferred compensation plans. These 3,922 shares were not repurchased under our repurchase programs described in footnotes (1) and (2) above.

Item 5.  OTHER INFORMATION

On June 17, 2008, our Board of Directors adopted amendments to our Bylaws to increase the notice period and expand the information required to be provided by a shareholder who submits a nomination for election to our Board of Directors or other proposal for business to be brought before a meeting of shareholders. The amendments increase the standard advance notice period for shareholder nominations or proposals to not less than 90 days and not more than 120 days prior to the first anniversary of the preceding year’s annual meeting of shareholders, as compared to the prior advance notice period of not less than 45 days and not more than 90 days. In addition, the amendments require a shareholder who submits a nomination or other proposal to disclose, among other things, information about the proposed nominee and his or her relationships with the shareholder submitting the nomination, information about any agreements, arrangements or understandings the shareholder may have with the proposed nominee or other parties relating to the nomination or other proposal, and information about the interests that the shareholder has related to Toro and our shares, including as a result of, among other things, derivative securities, voting arrangements, short positions or other interests. A shareholder who submits a nomination or proposal is required to update the information previously disclosed as of the record date for the meeting of shareholders and as of the date that is eight business days prior to the date of the meeting of shareholders.

Item 6.  EXHIBITS

(a)	Exhibits

	3(i) and 4(a)	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

	3(ii) and 4(b)	Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

	4(c)	Specimen Form of Common Stock Certificate (filed herewith).

4(d)
Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to the Registrant’s 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649).

4(e)
Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Registrant’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4(f)
First Supplemental Indenture dated as of April 26, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Registrant’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	4(g)	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	10(a)	The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (filed herewith).

	10(b)	The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (filed herewith).

	10(c)	The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (filed herewith).

	10(d)	The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (filed herewith).

	31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 5, 2008	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)