Form 10-K
period 2008-10-31
TORO CO
filed 2008-12-22
CIK 737758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on May 2, 2008, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.5 billion.

The number of shares of Common Stock outstanding as of December 12, 2008 was 35,554,252.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 18, 2009 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

 PART I

ITEM 1.   BUSINESS

Introduction

The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms "company," "Toro," "we," "us," and "our" refer to The Toro Company and its subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, telephone number (952) 888-8801. Our Internet address for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our web sites or connected to our web sites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

   We design, manufacture, and market professional turf maintenance equipment and services, turf and micro irrigation systems, landscaping equipment, and residential yard products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines ever since. We classify our operations into two reportable segments: professional and residential. A third segment called "other" consists of domestic company-owned distributorships, corporate functions, and Toro Credit Company, a wholly owned financing subsidiary. Net sales of our segments accounted for the following approximate percentages of our consolidated net sales for fiscal 2008: Professional, 68 percent; Residential, 30 percent; and Other, 2 percent.

   Our products are advertised and sold at the retail level under the primary trademarks of Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Lawn-Boy®, and Lawn Genie®, most of which are registered in the United States and/or in the principal foreign countries where we market such products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot®.

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

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for landscapes, agricultural fields, turf care maintenance, and residential demands. The following is a summary of our products, by market, for the professional segment and our products for the residential segment:

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

Landscape Contractor Market.   Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, compact utility loaders, and walk-behind trenchers. These products are sold through dealers and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro, Exmark, and Lawn-Boy brands.

   Our compact utility loaders are cornerstone products for the Toro Sitework Systems product line. These products are designed to improve efficiency in the creation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. In fiscal 2008, we introduced the Toro TRX line of dedicated walk-behind trenchers, featuring a stable yet maneuverable track design and the same easy-to-use control system as the Toro Dingo® TX.

Sports Fields and Grounds Market.   Products for the sports fields and grounds market include riding rotary mowers with cutting widths ranging from 5 feet to 16 feet, aerators, attachments, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, municipal properties, and residential and commercial landscapes. In fiscal 2008, we introduced the Groundsmaster® 5900 Series of mowers featuring a 16 foot cutting width, our InfoCenter™ onboard diagnostics, the SmartCool™ system with auto-reversing cooling fan, a powerful full-time 4-wheel drive, and an optional climate-controlled cab. In fiscal 2008, we also introduced the Toro Workman® MD Series line of mid-duty utility vehicles, featuring the Superior Ride Quality (S.R.Q.™) system that provides operators with extra handling stability and optimized comfort.

Golf Course Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. We also manufacture and market underground irrigation systems, including sprinkler heads, controllers, and electric, battery-operated, and hydraulic valves. Our golf course irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP® Satellite provides an upgrade path to customers with existing controllers, while our Turf Guard® wireless soil monitoring systems are designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate through an Internet server for processing and presentation to a user through the web. In fiscal 2008, we introduced the innovative ProCore® Processor that processes and disperses aeration cores in a single pass, reducing time and labor required for turf aeration clean up. Late in fiscal 2008, we acquired a versatile line of deep-tine Soil Reliever® aerators, featuring long tines that are driven into turf creating channels to turf rootzones and breaking up compacted layers of soil.

Residential/Commercial Irrigation Market.   Turf irrigation products marketed under the Toro and Irritrol brands include sprinkler heads, brass and plastic valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed as new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. We also offer wireless rain and freeze switches on some products in an effort to conserve water usage. Our IntelliSense™ and Rain Master® controllers self-adjust their watering schedules based on current environmental conditions. In fiscal 2008, we introduced the T5 Series of rotors, featuring the compact body and footprint of a 4 inch rotor, but with a pop-up height of 5 inches. In fiscal 2008, we also introduced the Irritrol I-PRO™ Series of spray heads that combine a pressure-activated wiper seal and an advanced formula lubricant to clean stem debris and virtually eliminate troublesome stick ups.

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-TraXX® drip tape, Aqua-TraXX® PC (pressure-compensating), Blue Stripe® polyethylene tubing, and Drip In® drip line, all used in agriculture, mining, and landscape applications. These products are sold primarily through dealers and distributors who then sell to end users for use primarily in vegetable fields, fruit and nut orchards, vineyards, and landscapes. We also offer a product life-cycle management program that includes a recycling service and permanent identification for ease of installation. In fiscal 2008, we enhanced our Aqua-TraXX® line of premium drip tape with a Proportionally Balanced Cross-Section (PBX) design. The Aqua TraXX® PBX advanced emitter design provides growers with spacing and flow rate selections to fit different soil type, crop, and application needs.

Residential – We market our residential products to homeowners through a variety of distribution channels, including outdoor power equipment dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, and Australia, with the exception of snow removal products that are sold primarily in North America and Europe. We also license our trade name to other manufacturers and retailers on certain products as a means of expanding our brand presence.

Walk Power Mower Products.   We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Pope brand in Australia and the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. We also offer a line of rear roller walk power mowers, a design that provides a striped finish, for the United Kingdom market.

Riding Products.   We manufacture and market riding products under the Toro brand name worldwide and under the Hayter brand name in the United Kingdom. We also manufacture riding mower products and attachments for a third party under a private label agreement. Riding products primarily consist of zero-turn radius mowers that save homeowners time by using their superior maneuverability to cut around obstacles more quickly and easily than tractor technology. We also sell lawn and garden tractor models, as well as a rear engine riding mower manufactured and sold in the European market. Many models are available with a variety of engines, decks, transmissions, and accessories.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including electric and battery operated flexible line grass trimmers, electric blowers,

electric blower-vacuums, and electric snow throwers. Our professional grade garden tools complement our home solutions equipment by offering a complete line of pruners, loppers, debris management equipment, and accessories.

Retail Irrigation Products.   We design and market retail irrigation products under the Toro and Lawn Genie brand names. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. These products are designed for homeowner installation and include sprinkler heads, valves, and electronic and mechanical timers. Our ECXTRA™ sprinkler timers can be used with a home computer, and our Scheduling Advisor™ recommends the proper watering schedule based on the local weather, plant type, and sprinkler. We also design and market drip irrigation systems for residential landscapes and gardens. In fiscal 2008, we introduced the ProStream XL™ rotor, featuring full- and part-circle adjustments and a pop-up height of 5 inches to clear tall grass.

Gas Snow Removal Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models. Single-stage snow throwers are walk behind units with lightweight two- and four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology. In late fiscal 2007, we introduced the Power Clear™ single-stage snow thrower to the North American and European markets, featuring our Quick Shoot™ control system that enables operators to quickly change snow throwing direction, and an innovative pivoting scraper that keeps the rotor in constant contact with the pavement. Our large two-stage snow throwers are designed for relatively large areas of deep, heavy snow falls and use four-cycle engines. Our two-stage snow throwers include a line of innovative models featuring the Power Max® auger system for enhanced performance and the Quick Stick® chute control technology.

Financial Information About Foreign Operations and Business Segments

We manufacture our products in the United States, Mexico, Australia, Italy, and the United Kingdom for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Switzerland, and Korea. New product development is pursued primarily in the United States. Our net sales outside the United States were 32.4 percent, 29.0 percent, and 27.0 percent of total consolidated net sales for fiscal 2008, 2007, and 2006, respectively.

   A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this report. For additional financial information regarding our foreign operations and each of our business segments, see Note 11 of the notes to our consolidated financial statements, in the section entitled "Segment Data," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

Manufacturing and Production

In some areas of our business we are primarily an assembler, while in others we serve as a fully integrated manufacturer. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied to the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve the quality, fit, and finish of products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market demand.

   In order to utilize our manufacturing facilities and technology more effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods that are intended to streamline work and eliminate waste. We also have some flexible assembly lines that can handle a wide product mix and deliver products to meet customer demand. Additionally, we spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technology, enhanced environmental management systems, SKU consolidation, safety improvements, and improved supply-chain management. We also manufacture products sold under a private label agreement to a third party on a competitive basis, and we have agreements with other third party manufacturers to manufacture products on our behalf.

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

   Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. In fiscal 2008, we continued to roll-out a pull-based production system at some of our manufacturing facilities to better synchronize the production of our products to meet customer demand at just the right time. Along with improved service levels for our participating suppliers, distributors, and dealers, the program has resulted in inventory reductions for us and through the distribution system.

   We periodically shut down production to allow for maintenance, rearrangement, and capital equipment installation at our manufacturing facilities. Capital expenditures for fiscal 2009 are planned to be approximately $45 to $50 million as we expect to continue to invest in tooling for new products and manufacturing equipment.

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology could be slow to be accepted or not accepted by the marketplace. We attempt to mitigate this risk through our focus on and commitment to understanding our customers' needs and requirements. We are investing more time upfront with customers, using "Voice of the Customer" tools to ensure we develop innovative products that meet or exceed customer expectations. We are also utilizing Design for Manufacturing and Assembly (DFMA) tools and enhancing our New Product Development System to ensure early manufacturing involvement in new product designs to reduce production costs. DFMA focuses on reducing the number of parts required to assemble new products as well as designing products to move more efficiently through the manufacturing process. We are also making several improvements to our engineering process as part of our Lean initiatives.

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $63.0 million (3.4 percent of net sales) in fiscal 2008, $59.9 million (3.2 percent of net sales) in fiscal 2007, and $57.3 million (3.1 percent of net sales) in fiscal 2006.

Raw Materials

During fiscal 2008, we experienced a significant increase in commodity costs which hampered our gross margin in fiscal 2008 compared to fiscal 2007. We were not able to fully offset the commodity cost increases despite increasing prices on most of our products, continuing efforts at engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, and internal cost reduction efforts.

   Most of the components of our products are affected by commodity pressures and they are commercially available from a number of sources. In fiscal 2008, we experienced no significant work stoppages as a result of shortages of raw materials or commodities. The highest value component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors purchased from several suppliers around the world.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty length varies depending on whether product usage is for "residential" or "professional" applications within individual product lines. Warranty coverage ranges from a period of six months to seven years and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized distributor or dealer must perform warranty work. Distributors, dealers, and contractors submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Warranty reserves are also accrued for major rework campaigns and product recalls. Service support outside of the warranty period is provided by distributors and dealers at the customer's expense. We also sell extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

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

   To prevent possible infringement of our patents by others, we periodically review competitors' products. To help avoid potential liability with respect to others' patents, we regularly review certain patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement. While the ultimate results of the current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a material effect on our consolidated financial condition or results of operations.

Seasonality

Sales of our residential products, which accounted for approximately 30 percent of total consolidated net sales in fiscal 2008, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists but is tempered because the selling season in the United States Sunbelt, in Southern states, and in our markets in the Southern hemisphere continues for a longer portion of the year than in Northern regions of the world.

   Overall, worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels which typically increase in the first half of our fiscal year and then decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from operations and with our bank credit lines. Peak borrowing generally occurs between January and April.

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2008		Fiscal 2007
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings

First	22%	16%	20%	13%
Second	34	52	37	53
Third	26	32	25	30
Fourth	18	–	18	4

Effects of Weather

From time to time, weather conditions in a particular region or market may adversely or positively affect sales of some of our products and field inventory levels and result in a negative or positive impact on our future net sales. As the percentage of our net sales from outside the United States has continued to increase, our dependency on weather in any one part of the world has decreased. Nonetheless, weather conditions could materially affect our future net sales.

Working Capital

We fund our operations through a combination of cash and cash equivalents and cash flows from operations. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs, acquisitions, or other investment opportunities.

Distribution and Marketing

We market the majority of our products through approximately 45 domestic and 110 foreign distributors, as well as a large number of outdoor power equipment dealers, hardware retailers, home centers, and mass retailers in more than 90 countries worldwide.

   Residential products, such as walk power mowers, riding products, and snow throwers, are sold to distributors, including Toro-owned distributors, for resale to retail dealers in approximately half of the United States. In certain markets, these same residential products are also sold directly to dealers, hardware retailers, home centers, and mass retailers. Home solutions products and retail irrigation products are primarily sold directly to home centers, mass retailers, hardware retailers, and dealers. We also sell selected residential products over the Internet. Internationally, residential products are sold direct to retail dealers and mass merchandisers in Australia, Belgium, Canada, and the United Kingdom. In most other countries, products are mainly sold to distributors for resale to dealers and mass retailers.

   Professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. We also sell some professional segment products directly to government customers and rental companies, as well as directly to end users in certain international markets. Selected residential/commercial irrigation products are also sold directly to professional irrigation distributors. Compact utility loaders and attachments are sold directly to dealers and large rental companies. Toro and Exmark landscape contractor products are also sold direct to dealers in certain regions of the United States.

   During fiscal 2008, we owned two domestic distribution companies. Effective November 1, 2008, these two distribution companies were merged together. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors. These distribution companies sell professional and residential products directly to retail dealers and customers in the United States and a majority of their revenues are derived from Toro-manufactured products.

   Our distribution systems are intended to assure quality of sales and market presence as well as effective after-purchase service and support. We believe our distribution network provides a competitive advantage in marketing and selling our products.

   Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Lawn-Boy®, and Lawn Genie® products.

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

Customers

Overall, we believe that in the long-term we are not dependent on any single customer. However, The Home Depot accounted for approximately 10 percent of our total consolidated net sales in fiscal 2008. The residential segment of our business is dependent on The Home Depot as a customer. While the loss of any substantial customer, including The Home Depot, could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders, and not necessarily an indicator of our expected results for the first quarter of fiscal 2009 or our fiscal 2009 sales growth. The approximate backlog of orders believed to be firm as of October 31, 2008 and 2007 was $77.9 million and $70.0 million, respectively, an increase of 11.3 percent. This increase was primarily the result of our international customers placing orders in the fourth quarter of fiscal 2008 compared to fiscal 2007 when they placed their orders in the first quarter of fiscal 2008 rather than the fourth quarter of fiscal 2007. This increase was somewhat offset by lower backlog of orders from our domestic customers who are purchasing product closer to retail demand, which we expect is the result of the current recessionary economy. We expect the existing backlog of orders will be filled in early fiscal 2009.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are pricing, product innovation, quality and reliability, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. Pricing volatility has become an increasingly important competitive factor for a majority of our products. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, many of which have greater operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we focus on Lean manufacturing methods, we have a strong focus in maintaining landscapes, and our distribution channels position us well to compete in various markets.

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

Environmental Matters and
Other Governmental Regulation

We are subject to numerous federal, state, international, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air and discharges to water; product content and packaging; export compliance; worker and product user health and safety; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The California Air Resources Board (CARB) has phased in certain emission regulations setting maximum emission standards for certain off-road equipment and similar regulations will be phased in between 2009 and 2012 by the United States Environmental Protection Agency (EPA).
•
The European Union (EU), and each of its member states, has implemented the Waste Electrical and Electronic Equipment (WEEE) directive, which mandates the labeling, collection, and disposal of certain waste electrical and electronic equipment, and Restriction on the use of Hazardous Substances (RoHS) directive, which restricts the use of six hazardous materials in the manufacture of various types of electrical and electronic equipment.
•
Our residential products are subject to various federal, state and international laws, rules and regulations that are designed to protect consumers and we are subject to the administrative jurisdiction of the Consumer Product Safety Commission.

   Although we believe that we are in substantial compliance with applicable laws, rules and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business. Such laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, may require us to modify our products, may adversely affect the demand for some of our products, and may ultimately affect the way we conduct our operations. Failure to comply with these regulations could lead to fines and other penalties.

   We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

Customer Financing

Wholesale Financing.   Toro Credit Company, our wholly owned finance subsidiary, provides financing for select products we manufacture for North American Toro distributors and approximately 170 select U.S. dealers. Toro Credit Company purchases select receivables from Toro and our distributors for extended periods that assist the distributors and dealers in carrying representative inventories of equipment. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. A security interest is retained in the distributors' and dealers' inventories, and those inventories are monitored regularly. Terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are based on prime rate plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party sources or pay cash. The finance charges represent interest for a pre-established length of time based on a predefined rate by a contract with third party financing sources. Exmark and some international products sold through dealers are financed primarily with third party financing sources or by the distributor.

End-User Financing.   We have agreements with a third party financing company to provide lease- financing options to golf course and sports fields and grounds equipment customers in the United States and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.

   We also have a multi-year agreement with a third party financing company to provide financing programs under a private label program in the U.S. This program, offered primarily to Toro and Exmark dealers, provides end-user customers a revolving line of credit for Toro and Exmark products, parts, and services.

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions.

Employees

During fiscal 2008, we employed an average of 5,133 employees. The total number of employees as of October 31, 2008 was 4,966. We consider our employee relations to be good. Three collective bargaining agreements cover approximately 17 percent of these employees. These three agreements expire in May 2010, October 2010, and October 2011. From time to time, we also retain consultants, independent contractors, and temporary and part-time workers.

Available Information

Filings with the SEC.   We are a reporting company under the Securities Exchange Act of 1934, as amended, and file reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC's home page on the Internet at http://www.sec.gov.

   We make available, free of charge on our Internet web site www.thetorocompany.com (select the "Investor Information" link and then the "Financials" link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Corporate Governance.   We have a Code of Ethics for our CEO and Senior Financial Officers, a Code of Conduct for all employees, and a Board of Directors Business Ethics Policy Statement. Copies of these documents are posted on our website at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

   We also make available, free of charge on our web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link) and in print to any shareholder who requests, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation and Human Resources Committee, Nominating and Governance Committee, and Finance Committee of our Board of Directors. Requests for copies can be directed to Investor Relations at 888-237-3054.

   We have furnished to the SEC the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We have filed with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE's corporate governance listing standards as required by NYSE Rule 303A.12(a) on March 14, 2008.

Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "optimistic," "anticipate," "plan," "estimate," "believe," "should," "could," "possible," "may," "intend," and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business, operating results, and financial condition.

   Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position, or future financial performance are described below in Part I, Item 1A,"Risk Factors." We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including in Part I, Item 1A, "Risk Factors," as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including in Part I, Item 1A, "Risk Factors," are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.

   We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the SEC.

ITEM 1A.  RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, operations, industry, financial position, or future financial performance.

Economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings.

Demand for our products depends upon economic conditions and outlook, including but not limited to economic growth rates; golf course development, renovation and improvement; home ownership, construction, and sales; consumer spending levels; financing availability and terms for our distributors, dealers, and end-user customers; employment rates; interest rates; inflation; consumer confidence; and general economic and political conditions and expectations in the United States and the foreign economies in which we conduct business. Slow or negative growth rates, inflationary pressures, higher commodity costs and fuel prices, slow downs or reductions in golf course development, renovation and improvement, slow downs or reductions in home construction and sales, increased home foreclosures, reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers, higher short-term and mortgage interest rates, increased unemployment rates, and continued recessionary economic conditions and outlook could cause consumers to continue to reduce spending, which may cause them to delay or forego purchases of our products and could have an adverse effect on our net sales and earnings.

Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

We purchase raw materials such as steel, aluminum, fuel, petroleum-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. Increases in the cost of such raw materials and components may adversely affect our profit margins if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. Historically, internal cost reduction efforts, as well as proactive vendor negotiations, alternate sourcing options, and moderate price increases on some of our products, have offset a portion of increased raw material and component costs. However, we may not be able to offset increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales and our market share could be adversely affected. Although most of the raw materials and components used in our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components, our inability to obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business. Increases in our other costs of doing business may also adversely affect our profit margins and business. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and business.

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

Our professional segment net sales are dependent upon the level of residential and commercial construction, the level of homeowners' outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course development, golf course closures, the amount of government spending, and other factors.

Our professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Accordingly, our professional segment net sales are dependent upon the level of residential and commercial construction, the level of homeowners' outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course construction, availability of credit to finance product purchases, and the amount of government spending. Among other things, any one or a combination of the following could have an adverse effect on our professional segment net sales:

•
reduced tax revenue, increased governmental expenses in other areas, tighter government budgets and government deficits, generally resulting in reduced government spending for grounds maintenance equipment;

•
reduced consumer and business spending, causing homeowners not to outsource lawn care and causing landscape contractor professionals to forego or postpone purchases of our products;
•
reduced levels of commercial and residential construction, resulting in a decrease in demand for our products; and
•
reduced levels of new golf course construction, reduced number of golf rounds played at public and private golf courses resulting in reduced revenue for such golf courses, decreased membership at private golf courses resulting in reduced revenue and, in certain cases, financial difficulties for such golf courses, and golf course closures, any of which can result in a decrease in spending and demand for our products.

Our residential segment net sales are dependant upon consumer spending levels, the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

The elimination or reduction of shelf space assigned to our residential products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon changing buying patterns of customers. For example, there has been a trend away from purchases at dealer outlets and hardware retailers to home centers and mass retailers. This trend has resulted in a demand for residential products purchased at retailers, such as The Home Depot, which accounted for approximately 10 percent or more of our total consolidated net sales in each of fiscal 2008, 2007, and 2006. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers and new distribution channels could have a material impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Although our residential lawn and garden products are generally manufactured throughout the year, our residential snow removal equipment products are generally manufactured in the summer and fall months. Our production levels and inventory management goals are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may not maintain appropriate inventory levels, which would negatively impact our working capital or hinder our ability to meet customer demand.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business could suffer.

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the markets in which we compete. Product development requires significant financial, technological, and other resources. Although in the past we have implemented Lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, we cannot be certain that we will be able to continue to do so in the future. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors' new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We face intense competition in all of our product lines with numerous manufacturers, including from some that have greater operations and financial resources than us. We may not be able to compete effectively against competitors' actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include pricing, product innovation, quality and reliability, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some which have substantially greater operations and financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or to devote greater resources to the promotion and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe and Asia. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Pricing volatility has become an increasingly important competitive factor for many of our products. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors of significant manufacturing to low cost countries for significant cost and price reductions, and could harm our business and operating results.

A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of net sales.

We manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Switzerland, and Korea. Our net sales outside the United States were 32.4 percent, 29.0 percent, and 27.0 percent of our total consolidated net sales for fiscal 2008, 2007, and 2006, respectively. International markets have, and will continue to be, a focus for revenue growth. We believe many opportunities exist in the international markets, and we intend for international net sales to continue to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions, could adversely affect such growth. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including cartel-related violence. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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
•
difficulties in enforcing or defending intellectual property rights; and
•
multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters.

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

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally has a negative impact on results from operations while a weaker dollar and peso generally has a positive effect. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments may not effectively limit our underlying exposure from currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts have recently been adversely affected by the unprecedented distress in the worldwide credit markets. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing and/or move production between manufacturing facilities could adversely affect our business and operating results.

We manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, and the United Kingdom. We also have several locations that serve as distribution centers, warehouses, test facilities, and corporate offices. In addition, we have agreements to manufacture products at several third-party manufacturers. These facilities may be affected by natural or man-made disasters. In the event that one of our manufacturing facilities was affected by a disaster, we could be forced to shift production to one of our other manufacturing facilities. Although we purchase insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into a new collective bargaining agreement, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results. Our operating results may also be adversely affected if we are unable to cost-effectively expand existing and move production between manufacturing facilities as needed from time to time.

We intend to grow our business through additional acquisitions and alliances, stronger customer relations, and new partnerships, which are risky and could harm our business.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, alliances, stronger customer relations, and new partnerships that complement our existing brands and product portfolio. The benefits of an acquisition or new partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, or joint ventures will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships involve a number of risks, including:

•
diversion of management's attention;
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

   Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable price, our ability to compete effectively for these acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or several smaller acquisitions within a relatively short period of time. In addition, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. Any potential acquisition could impair our operating results.

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

A significant portion of our net sales are financed by third parties. Some Toro dealers and Exmark distributors and dealers finance their inventories with third party financing sources. The termination of the agreements with these third parties, any material change to the terms of the agreements with these third parties or in the availability or terms of credit offered to our customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

Most of Toro and Lawn-Boy dealers and Exmark distributors and dealers generally finance their inventories with third party financing companies. These third party financing companies purchase select receivables from us and our distributors and dealers for extended periods that assist our distributors and dealers in carrying representative inventories of our products. We also have agreements with third party financing companies to provide financing options to golf course and sports fields and grounds equipment customers and micro-irrigation customers in North America and Europe. The purpose of these agreements is to increase our net sales by giving buyers of our products alternative financing options when purchasing our products. We also have an agreement with a third party financing company to provide financing programs under a private label program offered primarily to Toro, Lawn-Boy, and Exmark dealers that provides our end-user customers a revolving line of credit for Toro and Exmark products, parts, and services. The availability of financing by third parties is affected by many factors, including the distress in the worldwide credit markets and the credit worthiness of our dealers, distributors, and customers. Termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties, any significant increase in the expense we incur to make such third party financing available, any material changes in the availability or terms of credit for our customers from these third parties, or any delay in securing replacement credit sources could adversely affect our operating results. Similarly, significant financed product repurchase requirements could have a material impact on our future operating results.

Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. Our products may infringe the proprietary rights of others.

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is important to our business. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by, or licensed to us, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative that could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all. For example, we are currently a defendant in an action in which Textron Innovations, Inc. is alleging that we willfully infringe certain claims of three patents by selling our Groundsmaster® commercial mowers. Textron Innovations, Inc. seeks damages for past sales and an injunction against future infringement. This litigation is currently stayed as our reexamination applications are pending in the USPTO. For additional information regarding this lawsuit, see Part I, Item 3 "Legal Proceedings" of this report. While we do not believe that this litigation will have a material adverse effect on our financial condition, an unfavorable resolution could be material to our operating results.

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

Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to numerous international, federal, state and other governmental laws, rules and regulations relating to, among other things, climate change; emissions to air and discharges to water; product content and packaging; export compliance; worker and product user health and safety; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. Although we believe that we are in substantial compliance with applicable laws, rules and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules and regulations on our business. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules or regulations could lead to fines and other penalties.

   Because we own and lease real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. We are currently involved in the evaluation and clean-up of a limited number of properties we either currently or previously owned. Although we do not expect that these current matters will have a material adverse effect on our financial position or operating results, our future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results.

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

The manufacture, sale, and usage of our products expose us to significant risk of product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management's attention from other matters and may have a negative impact on our business and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, and higher warranty expense.

   We are also subject to other litigation from time to time that could adversely affect our operating results or financial condition. For example, we are currently one of several defendants in lawsuits filed in various federal and state courts in which the plaintiffs are alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. For additional information regarding this lawsuit, see Part I, Item 3, "Legal Proceedings" of this report. Even if the plaintiffs' claims are found to be without merit, we have incurred, and may continue to incur, substantial costs in defending the lawsuit. The lawsuit could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. In addition, an unfavorable resolution could have a material adverse effect on our operating results or financial condition.

If we are unable to retain our key employees and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our senior management team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of services of any of our key personnel, the inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

The terms of our credit arrangements and the indentures governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions. Additionally, we are subject to counterparty risk in our credit arrangements.

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
•
sell assets;
•
engage in mergers or consolidations; and
•
pay dividends that are significantly higher than those currently being paid, make other distributions to our shareholders or redeem shares of our common stock.

   These provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions, may be subject to the consent of the lenders under our credit arrangements, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

   Recent and unprecedented distress in the worldwide credit markets has had an adverse impact on the availability of credit. Although our $225 million revolving credit facility does not expire until January 2012, continued market deterioration could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes and debentures could become due and payable.

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements and indentures, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 6.625% senior notes and 7.800% debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit arrangements. If our credit rating falls below investment grade, the interest rate we currently pay on outstanding debt under our credit arrangements could increase, which could adversely affect our operating results.

Our business is subject to a number of other miscellaneous risks that may adversely affect our operating results, financial condition, or business.

Other miscellaneous risks that could affect our business include:

•
natural or man-made disasters, which may result in shortages of raw materials, higher fuel costs, and increase in insurance premiums;
•
financial viability of distributors and dealers, changes in distributor ownership, our success in partnering with new dealers, and our customers' ability to pay amounts owed to us; and
•
continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and worldwide economies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2008, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.6 million square feet of space. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 36 acres of land in Minnesota utilized as a testing and storage facility, 15 acres of land in Minnesota held for future expansion, 21 acres of land in California used as a testing facility, and 2 acres of land in Nebraska used as a parking lot. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2009. The below schedule outlines our significant facilities by location, ownership, and function as of October 31, 2008:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and warehouse
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Baraboo, WI	Leased	Professional and residential distribution center
Beatrice, NE	Owned/Leased	Professional products, office, and test facility
Riverside, CA	Owned/Leased	Office and test facility
Lakeville, MN	Leased	Residential and professional distribution center
Lincoln, NE	Leased	Professional distribution center
Hertfordshire, United Kingdom	Owned	Professional and residential products and distribution center, office
Shakopee, MN	Owned	Components for professional and residential products
Braeside, Australia	Leased	Distribution facility
El Cajon, CA	Owned/Leased	Professional and residential products and distribution center, office
Brooklyn Center, MN	Leased	Distribution facility and office
Hazelwood, MO	Leased	Distribution facility and office
Sanford, FL	Leased	Professional products and distribution center
Fiano Romano, Italy	Owned	Professional products and warehouse, office
Beverley, Australia	Owned	Professional products, office and distribution center
Capena, Italy	Leased	Distribution facility
Oevel, Belgium	Owned	Distribution facility and office
Abilene, TX	Leased	Office, professional products, and service center

ITEM 3.   LEGAL PROCEEDINGS

General

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement.

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation

In June 2004, individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a class action lawsuit in Illinois state court against us and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. Those individuals later amended their complaint to add additional plaintiffs and an additional defendant. The plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and state statutory and common law claims. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys' fees.

   In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, we, together with the other defendants other than MTD Products Inc. ("MTD"), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company ("Honda"), notified us that it had reached a settlement agreement with the plaintiffs.

   In May 2008, the court issued a memorandum and order that (i) dismissed the RICO claim in its entirety with prejudice; (ii) dismissed all non-Illinois state-law claims without prejudice and with instructions that such claims must be filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in the memorandum and order. Also in May 2008, the plaintiffs (i) re-filed the Illinois claims with the court; and (ii) filed non-Illinois claims in federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims.

   In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. New lawsuits, some of which include new plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims.

   In September 2008, we and other defendants filed a new motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that (i) transferred 23 lawsuits, which collectively assert claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings, (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district, and (iii) provided that additional lawsuits will be treated as "tag-along" actions in accordance with its rules. To date, more than 40 lawsuits have been filed in various federal and state courts, which collectively assert claims under the laws of approximately 30 states.

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

Textron Innovations Inc. v. The Toro Company; The Toro Company v. Textron Inc. and Jacobsen

In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against us for patent infringement. Textron alleges that we willfully infringe certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court's order in October 2006 construing the claims of Textron's patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the USPTO to have Textron's patents reexamined. The reexamination proceedings are pending in the USPTO, and all of the claims asserted against us in all three patents stand rejected. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron's motion for reconsideration of the Court's order staying the proceedings.

   We continue to evaluate these lawsuits and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. While we do not believe that these lawsuits will have a material adverse effect on our consolidated financial condition, an unfavorable resolution could be material to our consolidated operating results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as "executive officers" of the company subject to Section 16 under the Securities Exchange Act of 1934, as amended. The list sets forth each such person's age and position with the company as of December 12, 2008, as well as positions held by them during the last five or more years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Michael J. Hoffman 53, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004. He also served as Chief Operating Officer from October 2004 to March 2005. From November 2002 to October 2004, he served as Group Vice President, Consumer, Exmark, Landscape Contractor, and International Businesses.

William E. Brown, Jr. 47, Vice President, Consumer and Landscape Contractor Business – Toro	Vice President, Consumer and Landscape Contractor Business – Toro since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Commercial Business.

Philip A. Burkart 46, Vice President, Irrigation Businesses	Vice President, Irrigation Businesses since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Irrigation Business.

Timothy P. Dordell 46, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007. From November 2006 to May 2007, he served as Vice President, Deputy General Counsel. From May 2002 to November 2006, he served as Associate General Counsel-Corporate and Assistant Secretary at Ecolab Inc., a developer and marketer of products and services for the hospitality, foodservice, healthcare, and industrial markets.

Michael D. Drazan 50, Chief Information Officer and Vice President, Corporate Services	Chief Information Officer and Vice President, Corporate Services since November 2007. From November 2006 to October 2007, he served as Vice President, Chief Information Officer. From March 2000 to November 2006, he served as Vice President, Corporate Information Services.

Blake M. Grams 41, Vice President, Corporate Controller	Vice President, Corporate Controller since December 2008. From February 2006 to November 2008, he served as Managing Director, Corporate Controller. From November 2003 to January 2006, he served as Director, Corporate Finance.

Michael J. Happe 37, Vice President, Commercial Business	Vice President, Commercial Business since December 2008. From November 2007 to November 2008, he served as General Manager, Commercial Business. From November 2006 to October 2007, he served as Managing Director, Commercial Business. From November 2004 to October 2006, he served as Director of Marketing, International Business. From April 2002 to November 2004, he served as National Account Manager – The Home Depot for the Consumer Business.

Dennis P. Himan 64, Vice President, Group	Vice President, Group – Commercial, Corporate Accounts, Exmark, MTI, International, and Irrigation Businesses since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, International Business.

Thomas J. Larson 51, Vice President, Treasurer	Vice President, Treasurer since December 2008. From February 2006 to November 2008, he served as Treasurer. From November 2003 to January 2006, he served as Assistant Treasurer.

Sandra J. Meurlot 60, Vice President, Operations	Vice President, Operations since November 2002.

Peter M. Ramstad 51, Vice President, Human Resources and Business Development	Vice President, Human Resources and Business Development since November 2007. From November 2006 to October 2007, he served as Vice President, Business and Strategic Development. From December 2003 to November 2006, he served as Executive Vice President, Strategy and Finance at Personnel Decisions International, a consulting company that helps clients build organizational and talent strategies and assess and develop leaders.

Darren L. Redetzke 44, Vice President, International Business	Vice President, International Business since December 2008. From November 2007 to November 2008, he served as General Manager, International Business. From November 2006 to October 2007, he served as Managing Director, International Business. From November 2004 to October 2006, he served as Director of Marketing – Golf for the Commercial Business. From December 2001 to October 2004, he served as Director of Marketing – Irrigation and Commercial for the International Business.

Richard W. Rodier 48, General Manager, Landscape Contractor Business – Toro	General Manager, Landscape Contractor Business – Toro since November 2004. From February 2003 to October 2004, he served as Managing Director, Landscape Contractor Business – Toro.

Mark B. Stinson 43, General Manager, Exmark	General Manager, Exmark since November 2004. From February 2003 to October 2004, he served as Managing Director, Exmark.

Stephen P. Wolfe 59, Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since February 2006. From June 1997 to January 2006, he served as Vice President Finance, Treasurer and Chief Financial Officer.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Toro common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for Toro common stock and cash dividends paid for each of the quarterly periods for fiscal 2008 and 2007 were as follows:

Fiscal year ended October 31, 2008	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$59.16	$51.99	$42.20	$46.67
Low sales price	40.74	37.92	30.05	27.16
Last sales price	50.93	40.81	33.13	33.64
Cash dividends per share of common stock[1]	0.15	0.15	0.15	0.15

Fiscal year ended October 31, 2007	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$52.00	$57.11	$63.69	$61.56
Low sales price	42.06	49.20	51.17	50.73
Last sales price	51.68	51.46	56.47	55.66
Cash dividends per share of common stock[1]	0.12	0.12	0.12	0.12

1
Future cash dividends will depend upon the company's financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 35,484,766 and 37,950,831 shares outstanding as of October 31, 2008 and 2007, respectively.

Preferred Stock – 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Stockholders – As of December 12, 2008, Toro had approximately 4,309 shareholders of record.

The following table sets forth information with respect to shares of Toro common stock purchased by the company during each of the three fiscal months in the period ended October 31, 2008.

Period	Total Number of Shares Purchased[1]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]

August 2, 2008 through August 29, 2008	608,200		$35.99	608,200	2,370,477
August 30, 2008 through September 26, 2008	36,033		41.19	36,033	2,334,444
September 27, 2008 through October 31, 2008	13,966	[2]	30.49	10,196	2,324,248

Total	658,199		$36.16	654,429

1
On May 21, 2008, the company's Board of Directors authorized the repurchase of an additional 4,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company's Board of Directors at any time.
2
Includes 3,770 units (shares) of Toro common stock purchased in open-market transactions at an average price of $32.27 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 3,770 shares were not repurchased under the company's repurchase program.

The Toro Company Common Stock Comparative Performance Graph

The information contained in The Toro Company Stock Comparative Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five year period from October 31, 2003 through October 31, 2008.

	10/03	10/04	10/05	10/06	10/07	10/08

The Toro Company	$100.00	$137.88	$148.39	$176.83	$230.09	$141.01
S&P 500	100.00	109.42	118.96	138.40	158.56	101.32
Peer Group	100.00	118.16	130.05	161.84	218.47	115.33

The industry group index is based on the companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and includes: AGCO Corporation, The Alpine Group, The Black & Decker Corporation, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Engine Company, Inc., Deere & Company, Dover Corporation, Flowserve Corporation, General Cable Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology, ITT Industries, Inc., Kennametal Inc., Lennox International Inc., Milacron Inc., NACCO Industries, Inc., Pall Corporation, Parker-Hannifin Corporation, Pentair, Inc., Snap-On Incorporated, The Shaw Group Inc., Tecumseh Products Company, Teleflex, Terex Corporation, Timken Company, and Walter Industries Inc. Companies removed from the group were Unova, Inc., York International Corporation, and Stewart & Stevenson Services, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data) Fiscal years ended October 31	2008	2007	2006	2005[1]	2004

OPERATING RESULTS:
Net sales	$1,878,184	$1,876,904	$1,835,991	$1,779,387	$1,652,508
Net sales growth from prior year	0.1%	2.2%	3.2%	7.7%	10.4%
Gross profit as a percentage of net sales	34.8%	36.1%	35.0%	34.6%	35.9%
Selling, general, and administrative expense as a percentage of net sales	24.2%	24.2%	24.0%	24.3%	25.9%
Earnings from operations	$198,409	$223,649	$202,876	$182,726	$165,225
Interest expense	19,333	19,445	17,672	17,733	15,523
Net earnings	119,651	142,436	129,145	114,082	102,666
As a percentage of net sales	6.4%	7.6%	7.0%	6.4%	6.2%
Basic net earnings per share[2]	$3.17	$3.50	$3.01	$2.55	$2.11
Diluted net earnings per share[2]	3.10	3.40	2.91	2.45	2.02
Return on average stockholders' equity	32.6%	37.4%	33.0%	28.1%	23.5%
SUMMARY OF FINANCIAL POSITION:
Total assets	$932,260	$950,837	$919,073	$914,860	$929,846
Average net working capital as a percentage of net sales[3]	27.5%	29.4%	29.5%	30.4%	30.6%
Long-term debt, including current portion	$230,791	$229,209	$175,000	$175,046	$175,091
Stockholders' equity	364,675	370,438	392,029	390,034	420,819
Debt-to-capitalization ratio	39.0%	38.3%	30.9%	31.0%	29.5%
CASH FLOW DATA:
Cash provided by operating activities	$215,722	$183,574	$190,271	$174,083	$185,149
Repurchases of Toro common stock	110,355	182,843	146,543	156,972	169,821
Cash dividends per share of Toro common stock[2]	0.60	0.48	0.36	0.24	0.12
OTHER STATISTICAL DATA:
Market price range –
High sales price[2]	$59.16	$63.69	$52.52	$49.02	$35.825
Low sales price[2]	27.16	42.06	36.30	33.90	22.225
Average number of employees	5,133	5,320	5,343	5,185	5,164

1
The company's consolidated financial statements include results of Hayter Limited from February 8, 2005, date of acquisition.
2
Per share data has been adjusted for all fiscal years presented to reflect a two-for-one stock split effective on March 28, 2005.
3
Average net working capital is defined as monthly average accounts receivable plus inventory less trade payables.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis (MD&A) provides material historical and prospective disclosures intended to enable investors and other readers to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors" and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

   This MD&A is organized in the following major sections:

•
Overview, including Summary of Fiscal 2008 Results, GrowLean Initiative, and Outlook for Fiscal 2009
•
Results of Operations
•
Performance by Business Segment
•
Financial Condition
•
Off-Balance Sheet Arrangements and Contractual Obligations
•
Critical Accounting Policies and Estimates

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and irrigation products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into two reportable business segments: professional and residential. A third reportable segment called "other" consists of domestic company-owned distribution companies and corporate activities, including corporate financing activities. Our emphasis is to provide well-built, dependable, and innovative products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect it to continue to be, attributable to new and enhanced products.

Summary of Fiscal 2008 Results

Fiscal 2008 was a difficult year with a slight increase in net sales and a decline in net earnings. Our fiscal 2008 results included the following items of significance:

•
Net sales for fiscal 2008 increased slightly by 0.1 percent compared to fiscal 2007 due primarily to strong international sales, which were offset by lower domestic sales as a result of the continued weakening of the domestic economy.
•
International net sales continued to grow with a double digit increase of 11.9 percent compared to fiscal 2007. Approximately $28 million of this increase was the result of the weaker U.S. dollar compared to other currencies in which we transact business. This increase was also attributable to our continued investments in new products and growth in the international golf market, mainly in Asia and Canada. International net sales comprised 32.4 percent of our total consolidated net sales in fiscal 2008 compared to 29.0 percent in fiscal 2007 and 27.0 percent in fiscal 2006.
•
Professional segment net sales, which represented over two-thirds of our total consolidated net sales in fiscal 2008, increased 1.0 percent in fiscal 2008 compared to fiscal 2007 due primarily to the continued growth and demand in international markets, particularly the golf market, as well as our successful introduction of new products. However, our professional segment net sales growth rate was hampered by the continued weakening of the domestic economy and the poor domestic housing market.
•
Our residential segment net sales slightly rose by 0.1 percent in fiscal 2008 compared to fiscal 2007. This increase was primarily attributable to strong demand of snow thrower products in North America due to heavy snow falls during the 2007-2008 winter season, which was partially offset by lower demand for walk power mowers as a result of the continued weakening of the domestic economy and poor spring weather.
•
Fiscal 2008 net earnings decreased 16.0 percent compared to fiscal 2007, and diluted net earnings per share declined 8.8 percent compared to fiscal 2007. Our after-tax return on sales for fiscal 2008 was 6.4 percent compared to 7.6 percent in fiscal 2007.
•
Gross margin was 34.8 percent in fiscal 2008, down from 36.1 percent in fiscal 2007. During fiscal 2008, we experienced significant increases in commodity and fuel costs which hindered our gross margin as compared to fiscal 2007. We were not able to offset the higher costs paid for commodities and fuel, despite increasing prices on most of our products and continued use of Lean methods to reduce costs. In addition, our gross margin for fiscal 2008 was negatively impacted by higher manufacturing costs from lower plant utilization as we cut production in an effort to lower inventory levels.
•
Selling, general, and administrative expense as a percentage of net sales in fiscal 2008 remained unchanged at 24.2 percent compared to fiscal 2007.
•
We continued to generate strong cash flows from operations. Net cash provided by operating activities was $215.7 million in fiscal 2008 compared to $183.6 million in fiscal 2007, an increase of 17.5 percent. This allowed us to continue to reinvest in product development, brand building, and new technologies; repurchase shares of our stock; fund acquisitions; and increase our cash dividend in fiscal 2008.
•
We increased our fiscal 2008 quarterly cash dividend for the fourth consecutive year.
•
We continued with our stock repurchase program in fiscal 2008 which reduced our number of shares outstanding. This reduction resulted in an increase in diluted net earnings per share of approximately $0.24 in fiscal 2008 compared to fiscal 2007.
•
Despite the difficult domestic economic conditions we faced in fiscal 2008, we improved our asset management with a 17.6 percent decline in our inventory and our domestic field inventory levels were lower as of the end of fiscal 2008 as compared to the end of fiscal 2007.

GrowLean Initiative

In fiscal 2007, we launched our "GrowLean" initiative. This three-year initiative focuses our efforts more intensely on revenue growth and asset management while maximizing our use of Lean methods to reduce costs and improve quality and efficiency in our manufacturing facilities and corporate offices. We believe we have opportunities to create a leaner, cohesive enterprise that has the potential to deliver long-term positive financial performance.

Building a Growth Enterprise.   We have identified several strategic focus areas to drive revenue growth in our businesses and accelerate opportunities to expand our global presence through stronger customer relations, acquisitions, alliances, and new partnerships. Our revenue growth GrowLean initiative goal is to grow net sales at an average annual rate of 8 percent or more over the three-year period ending October 31, 2009. For the first two years of our GrowLean initiative, our average annual net sales growth rate was 1.1 percent. Based on our average annual net sales growth rate for fiscal 2007 and 2008, as well as our anticipated net sales growth for fiscal 2009, excluding the impact of any potential acquisitions, we do not expect to achieve the 8 percent average annual revenue growth goal of our GrowLean initiative. However, we are investing in new product development, marketing, distribution, and other strategies to help build market share and strengthen our brands worldwide. At the same time, we are pursuing targeted acquisitions using a disciplined approach that will add value to our existing brands and product portfolio. We also expect to invest in developing innovative, customer-valued products to generate revenue growth.

Building a Lean Enterprise.   Our continuous improvement journey, which was part of our two previous three-year initiatives, created awareness on our part of the root causes of waste and inefficiency throughout our entire organization. We believe we now have a strong foundation on which to elevate our internal use of Lean tools while expanding them externally to our suppliers and distribution partners. The profitability goal within our GrowLean initiative is to achieve a consistent after-tax return on sales of 7 percent or more over the three-year period ending October 31, 2009. For the first two years of our GrowLean initiative, our average after-tax return on sales was 7.0 percent. However, given the current recessionary conditions and our anticipated after-tax return on sales for fiscal 2009, excluding the impact of any potential acquisitions, we do not expect to achieve the 7 percent or more profitability goal of our GrowLean initiative. However, we plan to continue to employ Lean methods, such as Value Stream Mapping, to identify and eliminate constraints and barriers within and across our businesses and functions. In addition, we plan to continue to fine-tune enterprise-wide systems, such as Design for Manufacturing and Assembly, to deliver products more competitively and efficiently.

Improving Asset Management.   In our quest to become an integrated Lean enterprise, we have placed additional emphasis on asset management. This is an endeavor that we believe will fundamentally change the way we do business. Our long-term asset management GrowLean initiative goal is to reduce average net working capital as a percent of net sales below 20 percent, or in the "teens." We define net working capital as accounts receivable plus inventory less trade payables. In fiscal 2008 and 2007, our average net working capital as a percentage of net sales was 27.5 percent and 29.4 percent, respectively.

   We have reduced and plan to continue reducing inventory in our distribution channels – within our plants and warehouses, as well as at our distributors. Throughout the supply chain, we expect to reduce our costs as more of our products use the same components and we negotiate better supplier agreements. In fiscal 2008, we continued to roll-out a pull-based production system that we plan to implement in all of our plants over time. The pull model is based on retail sales that trigger replenishment cycles throughout the supply chain. As manufacturing is then better synchronized with customer demand, we expect significant inventory reductions at our production facilities. We expect that our focus on asset management will improve customer satisfaction by delivering the right products to the right customer – at just the right time – to meet current demand.

Outlook for Fiscal 2009

Fiscal 2008 was a difficult year as we faced a weakening domestic economy and a poor domestic housing market. We are uncertain how deep, long, or widespread this current recession will be, and we also expect economic conditions in key international markets to weaken in fiscal 2009 compared to fiscal 2008. However, we have taken and continue to take proactive measures to manage through this tough economic environment. We believe the key drivers for our fiscal 2009 financial performance will include, among many others, the following main factors:

•
International markets will continue to be a long-term focus for us to grow our revenues. We plan to continue investing in new products designed specifically for international markets and in infrastructure around the world that will connect us closer to international customers, increasing our global presence. Our goal is for international sales to continue to comprise a larger percentage of our total consolidated net sales. However, as we experienced the weakening of the domestic economy during fiscal 2008, we also anticipate international economic growth to slow down in fiscal 2009, and coupled with the recent strengthening of the U.S. dollar compared to other currencies in which we transact business, we expect a lower growth rate for our international business in fiscal 2009 compared to the growth rates we experienced in the past three fiscal years.
•
We anticipate net sales in our professional segment to decrease in fiscal 2009 compared to fiscal 2008 as we anticipate the weakening of worldwide economies and tight credit markets to continue in fiscal 2009. However, we plan to increase our market share by enhancing our product offering with innovative new and improved products. For example, in fiscal 2009 we plan to increase our product offering of landscape contractor equipment with a next generation line of zero-turn radius riding mowers and GrandStand™ premium stand-on mowers. In addition, we anticipate growth in the micro-irrigation market as the need to become more efficient in water use is expected to drive demand for our micro-irrigation systems.
•
Fiscal 2008 was a challenging year for our residential segment as economic and poor spring weather conditions were unfavorable to our business. These conditions continue to be a concern for us as we enter fiscal 2009. However, we are facing the challenge with a broad array of new product offerings and expanded product placement at a key retailer in fiscal 2009.
•
During fiscal 2008, we again experienced increased costs for commodities, and we anticipate average prices paid for commodities to be higher in fiscal 2009 as compared to fiscal 2008, namely steel, despite recent commodity cost declines. In addition, we expect higher manufacturing costs from lower plant utilization in fiscal 2009 compared to fiscal 2008 due to anticipated lower sales volumes and continued efforts to reduce inventory levels. These anticipated higher costs are expected to impede our gross margin growth rate in fiscal 2009 compared to fiscal 2008. We have implemented price increases on most products, and we continue to make progress using Lean methods and principles as part of our GrowLean initiative to offset these anticipated higher costs.
•
We anticipate net earnings and diluted net earnings per share in fiscal 2009 to be down compared to fiscal 2008, as we expect net sales and gross margins to decline in fiscal 2009 compared to fiscal 2008. In addition, we expect our net sales and earnings will be hampered from foreign currency exchange rate translation as the U.S. dollar has significantly strengthened compared to other currencies in which we transact business.

•
In fiscal 2009, we plan to continue our focus on improving asset utilization as part of our GrowLean initiative. We anticipate reducing our net working capital as a percentage of net sales in fiscal 2009 compared to fiscal 2008 through prudent inventory management. Consistent with our focus on asset management, our current overall domestic field inventory levels are within our expectations.

We will continue to keep a cautionary eye on domestic and international economies, commodity prices, weather conditions, field inventory levels, retail demand, competitive actions, and other factors identified in Part I, Item 1A, "Risk Factors" of this report, which could cause our actual results to differ from our anticipated outlook.

RESULTS OF OPERATIONS

Fiscal 2008 net earnings were $119.7 million compared to $142.4 million in fiscal 2007, a decrease of 16.0 percent. Fiscal 2008 diluted net earnings per share were $3.10, a decrease of 8.8 percent from $3.40 per share in fiscal 2007. The primary factors contributing to the net earnings decline were lower gross margins, a higher effective tax rate, and a decline in other income. However, our net earnings per diluted share were benefited by approximately $0.24 per share in fiscal 2008 compared to fiscal 2007 as a result of reduced shares outstanding from repurchases of our common stock.

   Fiscal 2007 net earnings were $142.4 million compared to $129.1 million in fiscal 2006, an increase of 10.3 percent. Fiscal 2007 diluted net earnings per share were $3.40, an increase of 16.8 percent over $2.91 per share in fiscal 2006. The primary factors contributing to the net earnings increase were higher net sales and an increase in gross margins, somewhat offset by higher selling, general, and administrative expenses and an increase in our effective tax rate. In addition, our share repurchase program resulted in an increase in diluted net earnings per share of approximately $0.19 per share in fiscal 2007 compared to fiscal 2006.

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.2)	(63.9)	(65.0)

Gross margin	34.8	36.1	35.0
Selling, general, and administrative expense	(24.2)	(24.2)	(24.0)
Interest expense	(1.0)	(1.0)	(1.0)
Other income, net	0.1	0.5	0.5
Provision for income taxes	(3.3)	(3.8)	(3.5)

Net earnings	6.4%	7.6%	7.0%

Fiscal 2008 Compared With Fiscal 2007

Net Sales.   Worldwide net sales in fiscal 2008 were $1,878.2 million compared to $1,876.9 million in fiscal 2007, a slight increase of 0.1 percent. This net sales increase was primarily driven by:

•
Strong international net sales that increased 11.9 percent as a result of continued growth and demand for our products in international markets, particularly in the golf market, and the successful introduction of new products.
•
A weaker U.S. dollar during most of fiscal 2008 compared to other currencies in which we transact business accounted for approximately $28 million of our sales growth.

Partially offsetting those positive factors were:

•
Lower domestic shipments as a result of the continued weakening of the domestic economy and customers' reluctance to place orders due to the uncertain economic environment, which has resulted in lower field inventory levels for our domestic businesses.

   Looking ahead, we expect our net sales to decrease in fiscal 2009 compared to fiscal 2008 as we are uncertain how deep or long this current recession will be. We also anticipate international economic growth to slow down in fiscal 2009, and we expect a negative impact on net sales in fiscal 2009 compared to fiscal 2008 as a result of the recent strengthening of the U.S. dollar compared to other currencies in which we transact business.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the notes to our consolidated financial statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin decreased by 1.3 percentage points to 34.8 percent in fiscal 2008 from 36.1 percent in fiscal 2007. This decline was mainly the result of the following factors:

•
Increased commodity and fuel costs.
•
Higher manufacturing costs from lower plant utilization as we cut production in an effort to lower inventory levels.
•
Increased tooling costs from accelerated depreciation of tooling no longer used and investments in tooling for new products.

Somewhat offsetting those negative factors were:

•
Price increases introduced on most products.
•
A weaker average U.S. dollar compared to most other currencies in which we transact business.
•
Continued focus on cost reduction efforts and productivity improvements as part of our GrowLean initiative.

   Looking ahead, we expect gross margin for fiscal 2009 compared to fiscal 2008 to decline due to anticipated higher average costs for commodities, higher manufacturing costs from lower plant utilization, and an unfavorable impact from the strengthening of the U.S. dollar compared to other currencies in which we transact business. However, price increases and benefits from our ongoing profit improvement initiatives, driven by our emphasis on Lean manufacturing, should in part offset these anticipated higher costs.

Selling, General, and Administrative (SG&A) Expense.   SG&A expense decreased $0.4 million or 0.1 percent from fiscal 2007. See Note 1 of the notes to our consolidated financial statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expenses as a percentage of net sales. SG&A expense rate in fiscal 2008 remained unchanged at 24.2 percent compared to fiscal 2007.

The following factors increased our SG&A expense:

•
Increased spending for marketing.
•
Higher level of investments in engineering.
•
Costs incurred in fiscal 2008 for workforce adjustments.

Offsetting those increases were:

•
A decline in incentive compensation expense due to lower than planned financial performance in fiscal 2008.
•
A decrease in product liability and self-insurance costs attributable to favorable claims experience.

   Looking ahead, SG&A expense is expected to decrease as we reduce spending in response to anticipated difficult economic conditions continuing in fiscal 2009. However, our SG&A expense rate is expected to be higher in fiscal 2009 compared to fiscal 2008 due to fixed SG&A costs spread over anticipated lower sales volumes.

Interest Expense.   Interest expense for fiscal 2008 decreased slightly by 0.6 percent compared to fiscal 2007 due to interest expense paid in fiscal 2007 on $75 million of notes that were repaid in June 2007 and a decline in average interest rates, somewhat offset by higher average debt levels.

Other Income, Net.   Other income, net consists mainly of interest income, financing revenue, litigation settlements and recoveries, currency exchange rate gains and losses, and equity losses from investments. Other income, net for fiscal 2008 decreased $6.8 million compared to fiscal 2007. This decrease was due mainly to the following factors:

•
Foreign currency exchange rate losses in fiscal 2008 compared to foreign currency exchange gains in fiscal 2007.
•
Lower interest income.
•
A decline in financing revenue.

Somewhat offsetting those decreases was:

•
Higher litigation settlement recovery in fiscal 2008 compared to fiscal 2007.

Provision for Income Taxes.   The effective tax rate for fiscal 2008 was 34.0 percent compared to 33.2 in fiscal 2007. The increase in the effective tax rate was due mainly to the tax impact of foreign currency exchange rate fluctuations. In addition, our fiscal 2007 tax rate was benefited by the increase in benefits related to the domestic research credit as a result of the retroactive extension of this credit by the Tax Relief and Health Care Act of 2006.

   Looking ahead, the tax rate for fiscal 2009 is expected to remain unchanged at 34.0 percent.

Fiscal 2007 Compared With Fiscal 2006

Net Sales.   Worldwide net sales in fiscal 2007 were $1,876.9 million compared to $1,836.0 million in fiscal 2006, an increase of 2.2 percent. Net sales growth was primarily driven by:

•
Strong international net sales that grew 9.6 percent as a result of strong demand in international markets, particularly in the golf market, and the successful introduction of new products.
•
A weaker U.S. dollar compared to other currencies in which we transact business accounted for approximately $24 million of our sales growth.
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
•
Lower landscape contractor equipment product sales due mainly to efforts to reduce field inventory levels as part of our asset improvement initiative.

Gross Margin.   Gross margin increased by 1.1 percentage points to 36.1 percent in fiscal 2007 from 35.0 percent in fiscal 2006. This increase was mainly the result of the following factors:

•
Increased sales of higher-margin products.
•
Price increases introduced on some products.
•
Cost reduction efforts, including benefits from past and continuing profit improvement initiatives.
•
A weaker U.S. dollar compared to most other currencies in which we transact business.
•
A charge for customs duties last fiscal year that negatively impacted gross margins in fiscal 2006.

Somewhat offsetting those positive factors were:

•
Increased commodity costs.
•
Higher manufacturing costs from lower plant utilization as we cut production in an effort to lower inventory levels.

Selling, General, and Administrative (SG&A) Expense.   SG&A expense increased $14.3 million or 3.2 percent from fiscal 2006. SG&A expense rate increased slightly to 24.2 percent in fiscal 2007 compared to 24.0 percent in fiscal 2006. The increase in SG&A expense rate was due to the rate of increase of our overall

SG&A costs that outpaced our sales growth rate of 2.2 percent, as well as the following other factors:

•
Fiscal 2007 self-insurance costs were up because we did not have the same reduction of insurance costs from favorable claims experience as in fiscal 2006.
•
Increased investments for engineering.
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

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 11 of the notes to consolidated financial statements, we operate in two reportable business segments: professional and residential. A third reportable segment called "other" consists of company-owned distribution companies and corporate activities, including corporate financing functions. Operating earnings for each of our two business segments is defined as earnings from operations plus other income, net. Operating loss for the "other" segment includes earnings (loss) from domestic wholly owned distribution company operations, corporate activities, including corporate financing activities, other income, and interest expense.

   The following information provides perspective on our business segments' net sales and operating results.

Professional

Professional segment net sales represented 68 percent of consolidated net sales for each of fiscal 2008 and 2007, and 67 percent for fiscal 2006. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2008	2007	2006

Net sales	$1,283.1	$1,270.5	$1,224.8
% change from prior year	1.0%	3.7%	6.9%
Operating earnings	$234.8	$254.2	$227.7
As a percent of net sales	18.3%	20.0%	18.6%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2008 were up 1.0 percent compared to fiscal 2007 primarily as a result of the following factors:

•
Higher international net sales as a result of continued strong demand and growth in international markets, particularly in the golf market, as well as a weaker average U.S. dollar compared to the other currencies in which we transact business.
•
The success of new products introduced within the past two years.
•
Incremental sales from strategic acquisitions.

Partially offsetting those positive factors were:

•
Lower domestic product shipments as a result of decreased demand due to the weak domestic economy, as well as the poor domestic housing market that led to a decline in professionally installed irrigation systems. The lower shipments also resulted in a decline of our domestic field inventory levels, which were down as of the end of fiscal 2008 as compared to the end of fiscal 2007.

   Worldwide net sales for the professional segment in fiscal 2007 were up 3.7 percent compared to fiscal 2006. Higher international shipments led this increase as a result of strong demand and growth in international markets, particularly in the golf market, as well as a weaker U.S. dollar compared to the other currencies in which we transact business. In addition, strong worldwide demand and growth in the sports fields and grounds markets resulted in higher equipment product sales, as well as the success of new products introduced within the past two years. Somewhat offsetting those positive factors were lower shipments of landscape contractor equipment due mainly to efforts to reduce field inventory levels.

   Looking ahead, net sales for the professional segment are expected to decrease in fiscal 2009 compared to fiscal 2008 as we anticipate the current recessionary domestic economy to continue through fiscal 2009, and we also anticipate international economic growth to slow down in fiscal 2009. However, we expect new products to be well received and we plan to increase our market share in fiscal 2009.

Operating Earnings.   Operating earnings for the professional segment in fiscal 2008 decreased 7.6 percent compared to fiscal 2007. Expressed as a percentage of net sales, professional segment operating margins decreased to 18.3 percent in fiscal 2008 compared to 20.0 percent in fiscal 2007. The following factors negatively impacted professional segment operating earnings:

•
Lower gross margins in fiscal 2008 compared to fiscal 2007 due to increased commodity costs and fuel prices, as well as higher manufacturing costs from lower plant utilization, which were somewhat offset by price increases on most products, continued cost reduction efforts, and a weaker average U.S. dollar compared to most other currencies in which we transact business.
•
Higher SG&A expense rate in fiscal 2008 compared to 2007 due to continued investments in engineering and marketing, partially offset by a decline in product liability and warranty expense from favorable claims experience.

   Operating earnings for the professional segment in fiscal 2007 increased 11.6 percent compared to fiscal 2006. Expressed as a percentage of net sales, professional segment operating margins increased to 20.0 percent in fiscal 2007 compared to 18.6 percent in fiscal 2006. The operating profit improvement was due mainly to higher gross margins as a result of increased sales of higher margin products, price increases on some products, cost reduction efforts, and a weaker U.S. dollar compared to most other currencies in which we transact business. However, higher manufacturing costs from lower plant utilization somewhat tempered the increase in gross margins and operating earnings. A higher SG&A expense rate also hampered the increase in operating earnings due to increased investments in engineering and marketing, somewhat offset by a decline in warranty expense.

   Looking ahead, professional segment operating earnings are expected to be down in fiscal 2009 compared to fiscal 2008 due to anticipated lower sales volumes and a decline in gross margins from anticipated higher average costs for commodities, higher manufacturing costs from lower plant utilization, and an unfavorable impact from the strengthening of the U.S. dollar compared to other currencies in which we transact business.

Residential

Residential segment net sales represented 30 percent of consolidated net sales for each of fiscal 2008 and 2007, and 31 percent for fiscal 2006. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2008	2007	2006

Net sales	$563.9	$563.5	$566.6
% change from prior year	0.1%	(0.6)%	(2.9)%
Operating earnings	$33.9	$41.8	$34.1
As a percent of net sales	6.0%	7.4%	6.0%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2008 were slightly up by 0.1 percent compared to fiscal 2007 primarily as a result of the following factors:

•
Strong snow thrower product sales in North America due to heavy snow falls during the winter season of 2007-2008 and low field inventory levels entering the upcoming 2008-2009 winter season.
•
Continued strong demand in international markets, mainly for riding products and Pope products sold in Australia.

Somewhat offsetting those positive factors were:

•
Lower demand for walk power mowers as a result of the continued weakening of the domestic economy and poor spring weather, as well as a reduction in product placement and increased competitive pressure for walk power mowers.
•
A continued decline in electric trimmer product shipments due to additional lost placement at a key retailer.

   Worldwide net sales for the residential segment in fiscal 2007 were slightly down by 0.6 percent compared to fiscal 2006. This decline was due primarily to a reduction in shipments of snow thrower products as a result of lower levels of snow fall during the 2006-2007 winter season in key markets and lower electric trimmer sales due to lost placement at a key retailer. Those net sales decreases were somewhat offset by strong worldwide demand of riding products, as we introduced our redesigned Toro Timecutter Z series of zero-turning radius riding mowers in fiscal 2007, and higher shipments of walk power mowers due to the successful introduction of new and enhanced models.

   Looking ahead, residential segment net sales are expected to decline fiscal 2009 compared to fiscal 2008 as we anticipate the current recessionary domestic economy to continue through fiscal 2009. However, we anticipate customer acceptance of new product introductions and expanded product placement at a key retailer to somewhat mitigate the expected sales decline.

Operating Earnings.   Operating earnings for the residential segment in fiscal 2008 decreased 19.1 percent compared to fiscal 2007. Expressed as a percentage of net sales, residential segment operating margins declined to 6.0 percent in fiscal 2008 compared to 7.4 percent in fiscal 2007. The following factors negatively impacted residential segment operating earnings:

•
Lower gross margins primarily from increased commodity costs and increased tooling expense.
•
Higher SG&A expense rate due mainly to increased spending for marketing.

   Operating earnings for the residential segment in fiscal 2007 increased 22.7 percent compared to fiscal 2006. Expressed as a percentage of net sales, residential segment operating margins rose to 7.4 percent compared to 6.0 percent in fiscal 2006 due to higher gross margins as a result of improved margins on new products and a weaker U.S. dollar compared to most other currencies in which we transact business. In addition, fiscal 2006 gross margins were hampered by a charge for customs duties. A lower

SG&A expense rate also contributed to the operating earnings improvement due primarily to a decline in warranty expense and lower spending for marketing.

   Looking ahead, residential segment operating earnings in fiscal 2009 are expected to be down compared to fiscal 2008 due to anticipated lower sales volumes and a decline in gross margins from anticipated higher average costs for commodities, higher manufacturing costs from lower plant utilization, and an unfavorable impact from the strengthening of the U.S. dollar compared to other currencies in which we transact business.

Other

(Dollars in millions) Fiscal years ended October 31	2008	2007	2006

Net sales	$31.2	$42.9	$44.6
% change from prior year	(27.2)%	(3.9)%	(12.1)%
Operating loss	$(87.4)	$(82.8)	$(69.0)

Net Sales.   Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments' floor plan interest costs from the Toro Credit Company are also included in this segment. The other segment net sales in fiscal 2008 decreased 27.2 percent compared to fiscal 2007 as a result of the continued weakening of the domestic economy and the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008. Effective November 1, 2008, our two company-owned domestic distributorships were merged together.

   The other segment net sales in fiscal 2007 decreased 3.9 percent compared to fiscal 2006 due mainly to lower sales at a company-owned distributor.

Operating Loss.   Operating loss for the other segment in fiscal 2008 increased by 5.6 percent compared to fiscal 2007. This loss increase was primarily attributable to foreign currency exchange rate losses in fiscal 2008 compared to foreign currency exchange rate gains in fiscal 2007 and costs incurred in fiscal 2008 for workforce adjustments, somewhat offset by a decrease in incentive compensation expense.

   Operating loss for the other segment in fiscal 2007 increased by 19.9 percent compared to fiscal 2006. This loss increase was primarily the result of higher self-insurance costs in fiscal 2007 compared to fiscal 2006 because we did not have the same reduction of insurance costs from favorable claims experience, increased incentive compensation expense, lower financing revenue, and an increase in interest expense.

FINANCIAL CONDITION

Working Capital

We have taken proactive measures to help us manage through the tough economic environment that persisted throughout fiscal 2008, including adjusting production plans, controlling costs, and managing our assets. As such, our financial condition remains strong. We are continuing to place additional emphasis on asset management with our GrowLean initiative, with a focus on: (i) ensuring strong profitability of our products and services all the way through the supply chain; (ii) minimizing the amount of working capital in the supply chain; and (iii) maintaining or improving order replenishment and service levels to end users.

   The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2008		2007

Average cash and cash equivalents	$51.4		$57.0
Average receivables, net	348.6		376.9
Average inventories, net	266.7		275.3
Average accounts payable	98.4		100.4
Average days outstanding for receivables	68		73
Average inventory turnover	4.60	x	4.35	x

   Average receivables, net decreased 7.5 percent in fiscal 2008 compared to fiscal 2007, and average days outstanding for receivables decreased to 68 days in fiscal 2008 compared to 73 days in fiscal 2007 due in part to lower average field inventory levels as our customers focused on improving asset management, as well as shipping certain products direct to dealers. Average net inventories decreased 3.1 percent in fiscal 2008 compared to fiscal 2007, and average inventory turnover improved by 5.7 percent in fiscal 2008 compared to fiscal 2007 as we curtailed production levels and continued our focus to improve asset management.

   We expect average receivables, net in fiscal 2009 to slightly decrease compared to fiscal 2008 and we expect average inventories, net to also decline in fiscal 2009 compared to fiscal 2008. We anticipate both average days outstanding for receivables and average inventory turnover to improve in fiscal 2009 compared to fiscal 2008 as we plan to continue our efforts to improve asset utilization as part of our GrowLean initiative.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2008 capital expenditures of $48.9 million were 16.0 percent higher compared to fiscal 2007. This increase was primarily attributable to production equipment and tooling expenditures for new products. Capital expenditures for fiscal 2009 are planned to be approximately $45 to $50 million as we plan to continue to invest in tooling for new products and manufacturing equipment.

   Long-term assets as of October 31, 2008 were $288.3 million compared to $285.9 million as of October 31, 2007, a slight increase of 0.8 percent. This increase was due primarily to the addition of intangible assets from acquisitions.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions) October 31	2008	2007

Short-term debt	$2.3	$0.4
Long-term debt, including current portion	230.8	229.2
Stockholders' equity	364.7	370.4
Debt-to-capitalization ratio	39.0%	38.3%

   Our debt-to-capitalization ratio was higher in fiscal 2008 compared to fiscal 2007 due mainly to a decrease in stockholders' equity as we continued to repurchase shares of our common stock, as well as a slight increase in debt.

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

   On April 26, 2007, we issued $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1.9 million associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1.5 million is also being amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually, on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with our other unsecured and unsubordinated indebtedness from time to time outstanding. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. We have the right to redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, we would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase. We used the proceeds from the issuance of the senior notes to repay $75.0 million outstanding principal amount of 7.125% notes that were due on June 15, 2007, as well as for general corporate purposes.

Cash Dividends

Each quarter in fiscal 2008, our Board of Directors declared a cash dividend of $0.15 per share which was a 25 percent increase over our cash dividend of $0.12 per share paid each quarter in fiscal 2007.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2008	2007	2006

Operating activities	$215.7	$183.6	$190.3
Investing activities	(51.5)	(50.3)	(38.1)
Financing activities	(124.1)	(128.8)	(138.2)
Effect of exchange rates on cash	(2.8)	2.0	0.1

Net cash provided	$37.3	$6.5	$14.1

Cash and cash equivalents as of fiscal year end	$99.3	$62.0	$55.5

Cash Flows Provided by Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2008, cash provided by operating activities increased 17.5 percent from fiscal 2007. This increase was primarily attributable to a decline in inventory levels and a larger reduction in accounts receivables in fiscal 2008 compared to fiscal 2007, somewhat offset by a decrease in net earnings.

Cash Flows Used in Investing Activities.   Capital expenditures and acquisitions are our primary uses of capital resources. These investments have enabled sales growth in diverse and new markets, helped us to meet product demand, and increased our manufacturing efficiencies. Cash used in investing activities increased 2.5 percent in fiscal 2008 compared to fiscal 2007 due mainly to an increase in purchases of property, plant, and equipment, somewhat offset by higher amounts of cash utilized last year for acquisitions.

Cash Flows Used in Financing Activities.   Cash used in financing activities decreased 3.7 percent in fiscal 2008 compared to fiscal 2007. This decrease was primarily attributable to lower levels of cash used for repurchases of our common stock in fiscal 2008 compared to fiscal 2007. Somewhat offsetting this decrease was additional net proceeds we received in fiscal 2007 from the issuance of senior notes in the principal amount of $125 million in April 2007 previously discussed, less the payment of long-term notes in the principal amount of $75 million in June 2007. In addition, we received less proceeds from stock options exercised and tax benefits from stock-based awards in fiscal 2008 compared to fiscal 2007.

Credit Lines and Other Capital Resources

Our business is seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and extended payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $16 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. Average short-term debt was $60.3 million in fiscal 2008 compared to $48.9 million in fiscal 2007, an increase of $11.4 million or 23.2 percent. In fiscal 2007, we received additional net proceeds from the issuance of $125 million senior notes in April 2007 that we used to pay down short-term debt, which was the primary contributor to the increase in average short-term debt in fiscal 2008 compared to fiscal 2007. As of October 31, 2008, we had $238.3 million of unutilized availability under our credit agreements.

   Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreement as of October 31, 2008, and we expect to be in compliance with all covenants during fiscal 2009. Our credit agreement requires compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term public notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio falls below a certain level, the interest rate we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2008 by Standard and Poor's Ratings Group at BBB- and by Moody's Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2008, we continued repurchasing shares of our common stock as a means of using excess cash and reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. In May 2008, our Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of our common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by our Board of Directors at any time. As of October 31, 2008, 2,324,248 shares remained available for repurchase under our Board authorization.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data) Fiscal years ended October 31	2008	2007	2006

Shares of common stock purchased	2,809,927	3,342,729	3,369,285
Cost to repurchase common stock	$110.4	$182.8	$146.5
Average price paid per share	$39.27	$54.70	$43.49

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

Wholesale Financing.   Toro Credit Company (TCC), a wholly owned financing subsidiary, provides financing for our North American Toro distributors and approximately 170 of our domestic dealers for select products that we manufacture. Independent North American Toro and Exmark distributors and dealers that do not finance through TCC generally finance their inventories with third party financing companies or pay cash. All outstanding receivables of TCC are reflected on our consolidated balance sheets.

   TCC and third party financing companies purchase selected receivables from us and our distributors and dealers for extended periods that assist our distributors and dealers in carrying representative inventories of products. Down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. We retain a security interest in the distributors' and dealers' inventories, and those inventories are monitored regularly. Under the sales terms to distributors and dealers, finance charges are applied to outstanding balances from the earlier of the date when product is sold to a customer, or the expiration of company-supported finance terms granted at the time of sale, until payment is received by TCC or the third party finance company. Rates are generally fixed or based on the prime rate plus a fixed percentage depending on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Distributors and dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to customers.

   Third party financing companies purchased $210.5 million of receivables from us during fiscal 2008, of which $69.7 million was outstanding as of October 31, 2008. Our maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $0.6 million as of October 31, 2008. We also enter into limited inventory repurchase agreements with third party financing companies for receivables sold by us to third party financing companies. As of October 31, 2008, we were contingently liable to repurchase up to $5.6 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our operating results.

End-User Financing.   We have agreements with a third party financing company to provide lease- financing options to golf course and sports fields and grounds equipment customers in the United States and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. During fiscal 2007, we entered into an amended agreement that eliminated our contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, we are only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. Our maximum exposure for credit collection as of October 31, 2008 was $8.1 million.

   We also have an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10.0 million at any time. During fiscal 2008, the company sold $2.5 million of receivables and notes under the terms of this agreement.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2008 and 2007, we had outstanding notes receivable of $2.3 million from two distribution companies. The amounts are included in other current and long-term assets on our consolidated balance sheets.

Purchase Commitments.   We have purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Contractual Obligations.   The following table summarizes our contractual obligations as of October 31, 2008.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt[1]	$3,276	$4,280	$–	$225,000	$232,556
Short-term debt[1]	2,326	–	–	–	2,326
Interest payments	16,425	32,371	32,163	308,660	389,619
Deferred compensation arrangements[2]	1,015	1,717	1,489	2,317	6,538
Purchase obligations	3,136	–	–	–	3,136
Operating leases[3]	13,187	16,422	10,028	5,280	44,917

Total	$39,365	$54,790	$43,680	$541,257	$679,092

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

   As of October 31, 2008, we also had $11.4 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $6.4 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

Market Risk

Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Additional information is presented in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Note 13 of the notes to our consolidated financial statements.

Inflation

We are subject to the effects of inflation and changing prices. We experienced significantly higher costs for most commodities during fiscal 2008, which negatively impacted our gross margins in fiscal 2008 compared to fiscal 2007. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities in fiscal 2008 to be higher in fiscal 2009, namely steel. We plan to attempt to mitigate the impact of these anticipated increases in commodity costs and other inflationary pressures by increasing prices on most of our products, engaging in proactive vendor negotiations, internal cost reduction efforts, and reviewing alternative sourcing options.

Acquisitions and Divestiture

In fiscal 2008, we completed the purchase of certain assets and assumed certain liabilities of Southern Green, Inc., a leading manufacturer of deep-tine aeration equipment. The acquisition of Southern Green's versatile line of Soil Reliever® aerators helps grow our offering of highly-productive turf cultivation equipment and provides entry into a new product category for our golf course and sports field markets.

   In fiscal 2008, we also completed the purchase of Turf Guard wireless monitoring technology from JLH Labs, LLC, a leader in wireless soil monitoring technology. The Turf Guard system is designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate data to an internet server for processing and presentation to a user through the web.

   In fiscal 2008, we also completed the sale of a portion of the operations of one of our company-owned distributorships.

   In fiscal 2007, we completed the acquisition of Rain Master Irrigation Systems, Inc. (Rain Master). Rain Master manufactures irrigation central controllers and other products for the commercial landscape market.

   In fiscal 2007, we also completed the purchase of certain assets and assumed certain liabilities of Allen Hover Mower. Allen Hover Mower sells walk power mowers worldwide for the golf course and grounds maintenance markets that are specifically designed to perform well on steep inclines.

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

   Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:

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

Sales Promotions and Incentives.   At the time of sale to a customer, we record an estimate for sales promotion and incentive costs which are classified as a reduction from gross sales or as a component of SG&A expense. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, floor planning, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

Inventory Valuation.   We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out (LIFO) method for most U.S. inventories or the first-in, first-out (FIFO) method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our manufacturing production accordingly.

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

Accounts and Notes Receivable Valuation.   We value accounts and notes receivable, net of an allowance for doubtful accounts. Each fiscal quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Portions of our accounts receivable are protected by a security interest in products held by customers, which minimizes our collection exposure. A deterioration in the financial condition of any key customer, inability of customers to obtain bank credit lines, or a significant slow-down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to SG&A expense in the period that we made such a determination.

New Accounting Pronouncements to be Adopted

In April 2008, the Financial Accounting Standards Board (FASB) finalized Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. We will adopt the provisions of FSP 142-3 on November 1, 2009, as required.

   In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141R applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at "full fair value." This statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS No. 141R to any business combination occurring on or after November 1, 2009, as required.

   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value. We will adopt the provisions of SFAS No. 157 for financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis during the first quarter of fiscal 2009, as required. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured on a recurring basis during the first quarter of fiscal 2010, as required. We are currently evaluating the requirements of SFAS No. 157 and, we do not expect this new pronouncement will have a material impact on our consolidated financial condition or results of operations.

   No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2008 has had or is expected to have a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk.   In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally has a negative impact on our results from operations, while a weaker dollar and peso generally has a positive effect. Our primary currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.

   We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During fiscal 2008, 2007, and 2006, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $8.0 million, $2.2 million, and $0.4 million, respectively. The gains treated as a reduction to cost of sales for contracts to hedge inventory purchases were $0.7 million for fiscal 2008, $1.0 million for fiscal 2007, and $0.1 million for fiscal 2006.

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2009 and 2010. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other income, net as of and for the fiscal year ended October 31, 2008 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact (Loss) Gain

Buy U.S. $/Sell Canadian dollar	0.9660	$7,244.8	$1,139.1	$(7.2)
Buy U.S. $/Sell Australian dollar	0.7733	45,001.5	5,458.5	519.6
Buy U.S. $/Sell Euro	1.4450	96,743.8	10,725.4	(5,947.2)
Buy U.S. $/Sell British pound	1.6250	4,225.0	–	(21.3)
Buy Mexican peso/Sell U.S. $	11.6702	29,562.5	(3,684.8)	754.2

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. As of October 31, 2008, our financial liabilities with exposure to changes in interest rates consisted mainly of $2.3 million of short-term debt outstanding. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant, including the average balance of short-term debt outstanding during fiscal 2008, interest expense would have increased $0.6 million in fiscal 2008. Included in long-term debt is $230.8 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2008, the estimated fair value of long-term debt with fixed interest rates was $194.5 million compared to its carrying amount of $230.8 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

   During the second quarter of fiscal 2007, we entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30 million for two of the agreements and $40 million for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $0.2 million. This loss was recorded in accumulated other comprehensive loss, and will be amortized to interest expense over the 30-year term of the senior notes.

Commodity Risk.   We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" of this report in the section entitled "Inflation."

   We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. These contracts meet the definition of "normal purchases or normal sales" and therefore, are not considered derivative instruments for accounting purposes. Our manufacturing facilities enter into these fixed-price contracts for approximately 65 to 80 percent of their monthly anticipated usage.

Equity Price Risk.   The trading price volatility of Toro common stock impacts compensation expense related to our stock-based compensation plans. Further information is presented in Note 9 of the notes to our consolidated financial statements regarding our stock-based compensation plans.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting

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

   The company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

   Management, with the participation of the company's Chairman of the Board, President, and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2008.

/s/ Michael J. Hoffman Chairman of the Board, President, and Chief Executive Officer

/s/ Stephen P. Wolfe Vice President, Finance and Chief Financial Officer

Further discussion of the Company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this report.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company as of October 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

   A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company as of October 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. It is also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota December 22, 2008

 CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2008	2007	2006

Net sales	$1,878,184	$1,876,904	$1,835,991
Cost of sales	1,225,474	1,198,529	1,192,675

Gross profit	652,710	678,375	643,316
Selling, general, and administrative expense	454,301	454,726	440,440

Earnings from operations	198,409	223,649	202,876
Interest expense	(19,333)	(19,445)	(17,672)
Other income, net	2,213	9,023	7,550

Earnings before income taxes	181,289	213,227	192,754
Provision for income taxes	61,638	70,791	63,609

Net earnings	$119,651	$142,436	$129,145

Basic net earnings per share of common stock	$3.17	$3.50	$3.01

Diluted net earnings per share of common stock	$3.10	$3.40	$2.91

Weighted-average number of shares of common stock outstanding – Basic	37,736	40,682	42,887
Weighted-average number of shares of common stock outstanding – Diluted	38,579	41,864	44,344

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2008	2007

ASSETS
Cash and cash equivalents	$99,359	$62,047
Receivables, net:
Customers (net of $2,646 and $3,647 as of October 31, 2008 and 2007, respectively, for allowance for doubtful accounts)	246,103	273,527
Other	10,156	9,588

Total receivables, net	256,259	283,115

Inventories, net	207,084	251,275
Prepaid expenses and other current assets	27,491	10,677
Deferred income taxes	53,755	57,814

Total current assets	643,948	664,928

Property, plant, and equipment, net	168,867	170,672
Deferred income taxes	6,476	5,185
Other assets	7,949	9,153
Goodwill	86,192	86,224
Other intangible assets, net	18,828	14,675

Total assets	$932,260	$950,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,276	$1,611
Short-term debt	2,326	372
Accounts payable	92,997	90,966
Accrued liabilities:
Warranty	58,770	62,030
Advertising and marketing programs	48,412	53,765
Compensation and benefit costs	53,898	61,462
Income taxes	4,761	2,089
Other	60,011	69,175

Total current liabilities	324,451	341,470

Long-term debt, less current portion	227,515	227,598
Deferred revenue	9,363	10,062
Other long-term liabilities	6,256	1,269
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 35,484,766 shares as of October 31, 2008 and 37,950,831 shares as of October 31, 2007	35,485	37,951
Retained earnings	337,734	335,384
Accumulated other comprehensive loss	(8,544)	(2,897)

Total stockholders' equity	364,675	370,438

Total liabilities and stockholders' equity	$932,260	$950,837

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$119,651	$142,436	$129,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation and amortization	48,194	42,105	42,564
Equity losses from investments	859	361	1,559
Gain on disposal of property, plant, and equipment	(196)	(194)	(110)
Gain on sale of a business	(113)	–	–
Increase in deferred income taxes	(5,466)	(522)	(1,709)
Stock-based compensation expense	5,684	7,293	6,641
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	14,770	9,033	75
Inventories, net	29,949	(1,915)	(522)
Prepaid expenses and other assets	719	(977)	9,390
Accounts payable, accrued expenses, deferred revenue, and other long-term liabilities	1,671	(14,046)	3,238

Net cash provided by operating activities	215,722	183,574	190,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(48,914)	(42,168)	(39,885)
Proceeds from asset disposals	1,021	267	1,033
Increase in investments in affiliates	(250)	–	(371)
(Increase) decrease in other assets	(35)	1,494	1,161
Proceeds from sale of a business	1,048	–	–
Acquisitions, net of cash acquired	(4,430)	(9,881)	–

Net cash used in investing activities	(51,560)	(50,288)	(38,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	2,887	(10)	(5)
Issuance of long-term debt, net of costs	–	121,491	–
Repayments of long-term debt	(1,497)	(75,000)	(46)
Excess tax benefits from stock-based awards	3,522	13,775	13,131
Proceeds from exercise of stock options	3,997	13,255	10,683
Purchases of Toro common stock	(110,355)	(182,843)	(146,543)
Dividends paid on Toro common stock	(22,615)	(19,459)	(15,421)

Net cash used in financing activities	(124,061)	(128,791)	(138,201)

Effect of exchange rates on cash	(2,789)	2,029	113

Net increase in cash and cash equivalents	37,312	6,524	14,121
Cash and cash equivalents as of the beginning of the fiscal year	62,047	55,523	41,402

Cash and cash equivalents as of the end of the fiscal year	$99,359	$62,047	$55,523

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$19,797	$18,234	$18,365
Income taxes	55,850	61,257	56,985
Shares issued in connection with stock-based compensation plans	2,305	4,971	6,176
Long-term debt issued in connection with acquisitions	3,130	6,000	–

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Income

Balance as of October 31, 2005	$41,899	$359,716	$(11,581)	$390,034

Cash dividends paid on common stock – $0.36 per share	–	(15,421)	–	(15,421)
Issuance of 1,826,536 shares under stock-based compensation plans	1,826	10,940	–	12,766
Contribution of stock to a deferred compensation trust	–	4,185	–	4,185
Purchase of 3,369,285 shares of common stock	(3,369)	(143,174)	–	(146,543)
Excess tax benefits from stock options	–	13,131	–	13,131
Minimum pension liability adjustment, net of tax	–	–	2,077	2,077	$2,077
Foreign currency translation adjustments	–	–	2,798	2,798	2,798
Unrealized loss on derivative instruments, net of tax	–	–	(143)	(143)	(143)
Net earnings	–	129,145	–	129,145	129,145

Total comprehensive income					$133,877

Balance as of October 31, 2006	$40,356	$358,522	$(6,849)	$392,029

Cash dividends paid on common stock – $0.48 per share	–	(19,459)	–	(19,459)
Issuance of 937,846 shares under stock-based compensation plans	938	18,862	–	19,800
Contribution of stock to a deferred compensation trust	–	748	–	748
Purchase of 3,342,729 shares of common stock	(3,343)	(179,500)	–	(182,843)
Excess tax benefits from stock options	–	13,775	–	13,775
Adjustment related to adoption of SFAS No. 158, net of tax	–	–	(1,484)	(1,484)
Minimum pension liability adjustment, net of tax	–	–	41	41	$41
Foreign currency translation adjustments	–	–	9,757	9,757	9,757
Unrealized loss on derivative instruments, net of tax	–	–	(4,362)	(4,362)	(4,362)
Net earnings	–	142,436	–	142,436	142,436

Total comprehensive income					$147,872

Balance as of October 31, 2007	$37,951	$335,384	$(2,897)	$370,438

Cash dividends paid on common stock – $0.60 per share	–	(22,615)	–	(22,615)
Issuance of 343,862 shares under stock-based compensation plans	344	9,035	–	9,379
Contribution of stock to a deferred compensation trust	–	302	–	302
Purchase of 2,809,927 shares of common stock	(2,810)	(107,545)	–	(110,355)
Excess tax benefits from stock options	–	3,522	–	3,522
Pension liability adjustment, net of tax	–	–	359	359	$359
Foreign currency translation adjustments	–	–	(18,367)	(18,367)	(18,367)
Unrealized gain on derivative instruments, net of tax	–	–	12,361	12,361	12,361
Net earnings	–	119,651	–	119,651	119,651

Total comprehensive income					$114,004

Balance as of October 31, 2008	$35,485	$337,734	$(8,544)	$364,675

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company uses the equity method to account for investments over which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company's share of the net earnings (losses) of these companies. The cost method is used to account for investments in companies that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

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

Receivables

The company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses. Receivables are recorded at original carrying amount less reserves for estimated uncollectible accounts.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories. The first-in, first-out (FIFO) method is used for all other inventories, constituting approximately 29 percent and 35 percent of total inventories as of October 31, 2008 and 2007, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production as well as planned and historical sales of the inventory.

   During fiscal 2008, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $423 below the amount that would have resulted from replacing the liquidated inventory at end of year prices. During fiscal 2007, LIFO inventory layers were also reduced but resulted in an immaterial impact to cost of sales.

   Inventories as of October 31 were as follows:

	2008	2007

Raw materials and work in progress	$63,268	$64,583
Finished goods and service parts	194,118	229,581

Total FIFO value	257,386	294,164
Less: adjustment to LIFO value	50,302	42,889

Total	$207,084	$251,275

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over three to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2008, 2007, and 2006, the company capitalized $419, $820, and $760 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2008	2007

Land and land improvements	$22,694	$22,670
Buildings and leasehold improvements	111,796	111,789
Machinery and equipment	331,079	394,942
Computer hardware and software	52,967	47,681

Subtotal	518,536	577,082
Less: accumulated depreciation	349,669	406,410

Total property, plant, and equipment, net	$168,867	$170,672

   During fiscal years 2008, 2007, and 2006, the company recorded depreciation expense of $46,099, $40,529, and $41,219, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and accounted for by the purchase method of accounting. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and certain other tangible assets having indefinite lives no longer be amortized, but instead be tested annually for impairment or more frequently if events suggest the remaining value may not be recoverable.

   Other intangible assets with determinable lives consist primarily of patents, non-compete agreements, customer relationships, and developed technology that are amortized on a straight-line basis over periods ranging from two to 13 years.

Impairment of Long-Lived Assets

The company reviews long-lived assets, including intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value. Based on the company's annual analysis during fiscal 2008, 2007, and 2006, no material long-lived assets were deemed impaired.

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The amount of the liability is based upon the historical relationship of warranty claims to sales by product line and major rework campaigns. The changes in warranty reserves were as follows:

Fiscal years ended October 31	2008	2007

Beginning Balance	$62,030	$65,235
Warranty provisions	42,733	44,040
Warranty claims	(43,630)	(44,416)
Changes in estimates	(2,447)	(2,829)
Addition from acquisition	84	–

Ending Balance	$58,770	$62,030

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

Derivatives

Derivatives, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders' equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other income, net in the consolidated statements of earnings.

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders' equity captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the consolidated statements of earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when, in management's judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company has reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

   As of November 1, 2007, the company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The implementation of FIN 48 resulted in no cumulative effect of an accounting change as of November 1, 2007. As a result of the adoption of FIN 48, the company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the company recognized the effect of income tax positions if such positions were probable of being sustained. The company also records interest and penalties related to unrecognized tax benefits in income tax expense.

Revenue Recognition

Toro recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. The company ships some of its products on consignment to a key retailer. Toro recognizes revenue for these consignment transactions when the product is shipped from the retailer's distribution centers to their stores. A provision is made at the time the related revenue is recognized for estimated product returns, cost of product warranties, floor plan costs, rebates, and other sales promotional expenses. Sales, use, value-added, and other excise taxes are not recognized in revenue. Freight revenue billed to customers is included in net sales.

   Retail customers may obtain financing through a third-party financing company to assist in their purchase of the company's products. Most of these leases are classified as sales-type leases. However, based on the terms and conditions of the financing agreements, some transactions are classified as operating leases, which results in recognition of revenue over the lease term on a straight-line basis.

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

Cost of Financing Distributor/Dealer Inventory

The company enters into inventory repurchase agreements with third party financing companies. The company has repurchased immaterial amounts of inventory from third party financing companies over the last three fiscal years. However, an adverse change in retail sales could cause this situation to change and thereby require Toro to repurchase financed product. See Note 12 for additional information regarding the company's repurchase arrangements.

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with a third party financing source to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $12,597, $13,559, and $13,952 for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $43,137, $39,877, and $44,134 for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock-based payment transactions and requires measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant. The company's stock-based compensation awards include performance shares issued to key employees that are contingent on the achievement of performance goals of the company as well as non-qualified options. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. See Note 9 for additional information regarding stock-based compensation plans.

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

   Reconciliations of basic and diluted weighted-average shares of common stock are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2008	2007	2006

Weighted-average number of shares of common stock	37,730	40,661	42,848
Assumed issuance of contingent shares	6	21	39

Weighted-average number of shares of common stock and assumed issuance of contingent shares	37,736	40,682	42,887

DILUTED

(Shares in thousands) Fiscal years ended October 31	2008	2007	2006

Weighted-average number of shares of common stock and assumed issuance of contingent shares	37,736	40,682	42,887
Effect of dilutive securities	843	1,182	1,457

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	38,579	41,864	44,344

   Options to purchase an aggregate of 763,802 shares of common stock outstanding during fiscal 2008 were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company's common stock during fiscal 2008.

Cash Flow Presentation

The consolidated statements of cash flows are prepared using the indirect method which reconciles net earnings to cash flow from operating activities. The necessary adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net earnings. The adjustments also remove from operating activities cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash paid for acquisitions is classified as investing activities.

Statement of Stockholders' Equity and Comprehensive Income Information

Components of accumulated other comprehensive loss as of October 31 were as follows:

	2008	2007	2006

Foreign currency translation adjustment	$15,654	$(2,713)	$7,044
Adjustment related to the adoption of SFAS No. 158, net of tax	–	1,484	–
Adjustments to employee retirement plans, net of tax	1,309	184	225
Unrealized (gain) loss on derivative instruments, net of tax	(8,419)	3,942	(420)

Total accumulated other comprehensive loss	$8,544	$2,897	$6,849

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties, and prescribes accounting and reporting for income taxes in interim periods. The company adopted FIN 48 as of November 1, 2007, as further discussed in Note 8. The adoption of FIN 48 had no material impact on the company's consolidated financial position or results of operations for fiscal 2008.

   In October 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize, as a component of other comprehensive income, changes in the funded status of pension and other postretirement benefit plans, such as actuarial gains and losses and prior service costs that arise during the year but are not recognized as components of net periodic benefit cost. SFAS No. 158 will require the measurement date of plan assets and benefit obligations to be as of the end of the employer's fiscal year. The company adopted the provisions of SFAS No. 158, which require the funded status of pension and other postretirement benefit plans to be recorded on the balance sheet as of October 31, 2007, as required, and the company will adopt the provisions that require the measurement date of plan assets and benefit obligations to be the same as its fiscal year end as of October 31, 2009, as required. The effects of adopting the provisions of SFAS No. 158 on the company's consolidated balance sheet as of October 31, 2007 are presented in the following table.

	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported as of October 31, 2007

Deferred income taxes – current portion	$58,307	$(493)	$57,814
Deferred income taxes – long-term portion	3,637	1,548	5,185
Other assets	10,249	(1,096)	9,153
Total assets	950,878	(41)	950,837
Accrued liabilities – compensation and benefit costs	60,019	1,443	61,462
Total current liabilities	340,027	1,443	341,470
Accumulated other comprehensive loss	(1,413)	(1,484)	(2,897)
Total stockholders' equity	371,922	(1,484)	370,438

2	ACQUISITIONS AND DIVESTITURE

On October 10, 2008, the company completed the purchase of certain assets and assumed certain liabilities of Southern Green, Inc., a leading manufacturer of deep-tine aeration equipment. The acquisition of Southern Green's versatile line of Soil Reliever® aerators helps grow Toro's offering of highly-productive turf cultivation equipment and provides entry into a new product category for its golf course and sports field markets. The purchase price was $4,900, with $3,430 paid in cash and $1,470 in a long-term note.

   On December 6, 2007, the company completed the purchase of Turf Guard wireless monitoring technology from JLH Labs, LLC, a leader in wireless soil monitoring technology. The Turf Guard system is designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate data to an internet server for processing and presentation to a user through the web. The purchase price was $2,660, with $1,000 paid in cash and $1,660 in a long-term note. In accordance with the terms of the asset purchase agreement, the company may be obligated to make earn-out payments to JLH Labs, LLC over the five-year period ending October 31, 2012 based on the financial results of Turf Guard systems.

   During the first quarter of fiscal 2008, the company completed the sale of a portion of the operations of one of its company-owned distributorships.

   On August 16, 2007, the company completed the acquisition of Rain Master Irrigation Systems, Inc. (Rain Master), a manufacturer of irrigation central controllers and other products for the commercial landscape market. The purchase price was $17,882, with $11,882 paid in cash and $6,000 in long-term notes.

   On January 19, 2007, the company completed the purchase of certain assets and assumed certain liabilities of Allen Hover Mower. Allen Hover Mower sells walk power mowers worldwide for the golf course and grounds maintenance markets that are specifically designed to perform well on steep inclines.

   The purchase price of these acquisitions was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price for business acquisitions recorded as goodwill. These acquisitions were immaterial based on the company's consolidated financial condition and results of operations. See Note 4 for further details related to the acquired intangible assets.

3	OTHER INCOME, NET

Other income (expense) is as follows:

Fiscal years ended October 31	2008	2007	2006

Interest income	$1,856	$3,148	$1,433
Gross finance charge revenue	1,032	1,791	2,557
Retail financing revenue	2,717	1,786	2,257
Foreign currency exchange rate (loss) gain	(5,041)	1,330	961
Gain on sale of a business	113	–	–
Equity losses from investments	(859)	(361)	(1,559)
Litigation recovery	1,025	50	862
Miscellaneous	1,370	1,279	1,039

Total	$2,213	$9,023	$7,550

4	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2008 and 2007 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2006	$70,948	$10,521	$81,469
Goodwill acquired	4,290	–	4,290
Translation adjustment	219	246	465

Balance as of October 31, 2007	$75,457	$10,767	$86,224
Translation adjustment	(1)	(31)	(32)

Balance as of October 31, 2008	$75,456	$10,736	$86,192

   The components of other intangible assets were as follows:

October 31, 2008	Estimated Life (years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$7,653	$(6,320)	$1,333
Non-compete agreements	2-10	2,439	(1,180)	1,259
Customer-related	10-13	6,327	(928)	5,399
Developed technology	2-10	7,586	(2,327)	5,259
Other		800	(800)	–

Total amortizable		24,805	(11,555)	13,250

Non-amortizable – tradename		5,578	–	5,578

Total other intangible assets, net		$30,383	$(11,555)	$18,828

October 31, 2007	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	10-13	$6,553	$(6,155)	$398
Non-compete agreements	2-10	1,400	(938)	462
Customer-related	10-13	6,655	(504)	6,151
Developed technology	2-10	3,490	(1,536)	1,954
Other		800	(800)	–

Total amortizable		18,898	(9,933)	8,965

Non-amortizable – tradename		5,710	–	5,710

Total other intangible assets, net		$24,608	$(9,933)	$14,675

   Amortization expense for intangible assets for the fiscal years ended October 31, 2008, 2007, and 2006 was $1,938, $1,200, and $864, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2009, $1,946; 2010, $1,688; 2011, $1,627; 2012, $1,595; 2013, $1,398; and after 2013, $4,996.

5	SHORT-TERM CAPITAL RESOURCES

The company has a $225,000 unsecured senior five-year revolving credit facility that expires in January 2012. The company had no outstanding borrowings under this credit facility as of October 31, 2008 and 2007. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit of $15,627. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $2,326 and $372 outstanding as of October 31, 2008 and 2007, respectively, under these lines of credit. The weighted-average interest rate on short-term debt outstanding as of October 31, 2008 and 2007 was 6.25 percent and 6.89 percent, respectively. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2008.

6	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2008	2007

7.800% Debentures, due June 15, 2027	$100,000	$100,000
6.625% Senior Notes, due May 1, 2037	123,234	123,172
Other	7,557	6,037

	230,791	229,209
Less current portion	3,276	1,611

Long-term debt, less current portion	$227,515	$227,598

   On April 26, 2007, the company issued $125,000 in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1,859 associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1,524 will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with our other unsecured and unsubordinated indebtedness from time to time outstanding. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.

   In connection with the issuance in June 1997 of $175,000 in long-term debt securities, the company paid $23,688 to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125,000. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18,710. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2009, $3,276; 2010, $3,277; 2011, $1,003; 2012, $0; 2013, $0; and after 2013, $225,000.

7	STOCKHOLDERS' EQUITY

Stock repurchase program.   The company's Board of Directors authorized the repurchase of shares of the company's common stock as follows:

•
In July 2005, 2,000,000 shares
•
In July 2006, 3,000,000 shares
•
In May 2007, 3,000,000 shares
•
In May 2008, 4,000,000 shares

   During fiscal 2008, 2007, and 2006, the company paid $110,355, $182,843, and $146,543 to repurchase an aggregate of 2,809,927, 3,342,729 shares, and 3,369,285 shares, respectively. As of October 31, 2008, 2,324,248 shares remained authorized for repurchase.

Shareholder rights plan.   On June 14, 2008, the Rights Agreement, dated as of May 20, 1998, as amended (Rights Agreement), between Toro and Wells Fargo Bank, National Association, and the related preferred share purchase rights, expired by their terms. During the term of the Rights Agreement, these rights would have become exercisable only if a person or group acquired, or announced a tender offer that would have resulted in, ownership of 15 percent or more of Toro's common stock. Each right would have entitled the holder to buy a one four-hundredth interest in a share of a series of preferred stock at a price of $180 per one one-hundredth of a preferred share. Among other things under the Rights Agreement, if a person or group acquired 15 percent or more of Toro's outstanding common stock, each right would have entitled its holder (other than the acquiring person or group) to purchase the number of shares of common stock of Toro having a market value of twice the exercise price of the right. During the term of the Rights Agreement, the Board of Directors was permitted to redeem the rights for $0.0025 per right at any time before a person or group acquired beneficial ownership of 15 percent or more of the common stock.

Treasury shares.   As of October 31, 2008, the company had 18,547,454 treasury shares at a cost of $688,015. As of October 31, 2007, the company had 16,081,389 treasury shares at a cost of $593,290.

8	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Benefits from export incentives	–	(0.1)	(1.3)
Domestic manufacturer's deduction	(1.2)	(0.5)	(0.5)
State and local income taxes, net of federal income tax benefit	1.7	1.7	1.4
Effect of foreign source income	0.1	(1.2)	(0.8)
Other, net	(1.6)	(1.7)	(0.8)

Consolidated effective tax rate	34.0%	33.2%	33.0%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2008	2007	2006

Provision for income taxes:
Current –
Federal	$57,211	$59,941	$57,285
State	4,456	5,501	4,115
Non-U.S.	1,488	5,812	3,262

Current provision	$63,155	$71,254	$64,662

Deferred –
Federal	$(3,229)	$1,837	$(523)
State	383	137	175
Non-U.S.	1,329	(2,437)	(705)

Deferred benefit	(1,517)	(463)	(1,053)

Total provision for income taxes	$61,638	$70,791	$63,609

   As of October 31, 2008, the company has net operating loss carryforwards of approximately $3,597 in foreign jurisdictions with unlimited expiration.

   Earnings before income taxes were as follows:

Fiscal years ended October 31	2008	2007	2006

Earnings before income taxes:
U.S.	$175,172	$198,274	$180,734
Non-U.S.	6,117	14,953	12,020

Total	$181,289	$213,227	$192,754

   During the fiscal years ended October 31, 2008, 2007, and 2006, respectively, $3,522, $13,775, and $13,131 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2008	2007

Deferred Tax Assets (Liabilities):
Allowance for doubtful accounts	$1,793	$2,147
Inventory items	402	1,260
Warranty reserves and other accruals	38,947	34,705
Employee benefits	21,037	21,619
Depreciation	4,019	4,094
Other	(3,312)	1,829

Deferred tax assets	$62,886	$65,654
Valuation allowance	(2,655)	(2,655)

Net deferred tax assets	$60,231	$62,999

   The valuation allowance as of October 31, 2008 and 2007 principally applies to unexpired capital loss carryforwards.

   As of October 31, 2008, the company had approximately $29,567 of accumulated undistributed earnings from subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

   The company adopted the provisions of FIN 48 on November 1, 2007. The implementation of FIN 48 resulted in no cumulative effect of an accounting change as of November 1, 2007. Consistent with the provisions of FIN 48, the company reclassified the reserves for uncertain tax positions from other current liabilities to non-current liabilities unless the liability is expected to be paid within one year.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of November 1, 2007	$5,598
Increases as a result of tax positions taken during a prior period	50
Increases as a result of tax positions taken during the current period	395
Decreases relating to settlements with taxing authorities	(528)
Reductions as a result of a lapse of the applicable statute of limitations	(98)

Balance as of October 31, 2008	$5,417

   Included in the balance of unrecognized tax benefits at October 31, 2008 are potential benefits of $3,003 that, if recognized, would affect the effective tax rate.

   The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $5,417 for unrecognized tax benefits as of October 31, 2008 was an amount of approximately $957 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes.

   The company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

   The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2005 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2004. The Internal Revenue Service has just begun an examination of the company's income tax returns for the 2006 and 2007 fiscal years. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company's financial statements as of October 31, 2008. Although the outcome of this matter cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.

9	STOCK-BASED COMPENSATION PLANS

Under the company's stock option plans, certain employees and non-employee directors have been granted options to purchase shares of the company's common stock at prices equal to the fair market value of the company's common stock on the date the option was granted, as reported by the New York Stock Exchange. A majority of these awards are non-qualified options, and for certain non-officer employees, the options vest in full two years from the date of grant and have a five-year term. Other options granted during the first quarter of fiscal 2008 vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. The number of unissued shares of common stock available for future grants under the company's stock-based compensation plans was 1,052,776 as of October 31, 2008.

   In 1999, the company's stockholders approved, and in March 2007, the company's stockholders re-approved, a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, key employees are granted the right to receive shares of common stock or deferred common stock units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. The number of unissued shares of common stock available for future grants under the company's Performance Share Plan was 510,366 as of October 31, 2008.

   A summary of activity under the plans previously described is presented below:

	Options Outstanding	Price[1]	Life[2]	Aggregate Intrinsic Value	Performance Shares Potentially Issuable

Outstanding as of October 31, 2007	2,774,332	$25.52	4.0	$83,624	426,400
Granted	339,530	54.74			98,400
Exercised/earned	(286,866)	12.71			(124,528)
Cancelled/forfeited	(13,730)	46.28			(36,272)

Outstanding as of October 31, 2008	2,813,266	$30.25	3.6	$24,944	364,000

Exercisable as of October 31, 2008	2,053,796	$23.40	2.7	$24,940	–

1
Weighted-average exercise price
2
Weighted-average contractual life in years

   Total stock-based compensation expense for these plans was $5,684, $7,293, and $6,269 for the fiscal years ended October 31, 2008, 2007, and 2006, respectively. The total intrinsic value of options (the amount by which the stock price exceeded the strike price of the option on the date of exercise) that were exercised during the fiscal years ended October 31, 2008, 2007, and 2006 was $8,398, $22,781, and $27,103, respectively.

   The table below presents the non-vested options and performance share awards as of October 31, 2008 and changes during the fiscal year ended October 31, 2008:

	Stock Options	Weighted- Average Fair Value at date of grant	Performance Shares	Weighted- Average Fair Value at date of grant

Non-vested as of October 31, 2007	844,084	$11.76	426,400	$40.81
Granted	339,530	13.87	98,400	58.96
Vested/earned	(413,179)	11.31	(124,528)	37.02
Forfeited/cancelled	(10,965)	9.85	(36,272)	37.02

Non-vested as of October 31, 2008	759,470	$12.97	364,000	$47.39

   As of October 31, 2008, there was $2,052 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of October 31, 2008, there was $1,337 of total unrecognized compensation expense related to non-vested performance share compensation arrangements granted under the company's plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

   The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups are expected to exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company's stock price over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's dividend policy, historical dividends paid, expected future cash dividends, and expected future movement in the company's stock price.

   The following table illustrates the valuation assumptions of stock-based compensation in the following fiscal years.

Fiscal years ended October 31	2008	2007	2006

Stock option valuation assumptions:

Expected life of option in years	3 – 6.5	3 – 6.5	2.5 – 6.5
Expected volatility	24.8% – 25.8%	25.0% – 26.4%	25.3% – 27.0%
Weighted-average volatility	25.26%	25.65%	26.13%
Risk-free interest rate	3.10% – 4.08%	4.42% – 4.53%	4.40% – 4.53%
Expected dividend yield	0.92% – 0.95%	0.78% – 0.90%	0.65% – 0.70%
Weighted-average dividend yield	0.94%	0.84%	0.67%

Grant date weighted- average fair value of stock options	$13.87	$12.32	$10.94

Performance share grant date fair value	$58.96	$44.90	$41.44

10	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $16,150, $17,170, and $15,150 for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

   The company also sponsors a plan that provides health-care benefits to eligible employees upon retirement, up to age 65. The health-care benefit plan is contributory with retiree contributions based on active employee participation rates. The company funds these benefits for retirees on an annual basis. The company uses fiscal year end as the measurement date for this plan.

   Reconciliation of the change in benefit obligation of this plan is as follows:

Fiscal years ended October 31	2008	2007

Projected Benefit Obligation
Beginning obligation	$9,262	$8,914
Service cost	358	378
Interest cost	514	495
Curtailment	230	–
Actuarial (gain) loss	(99)	129
Benefits paid	(587)	(654)

Ending obligation	$9,678	$9,262

   Assumptions used in calculations are:

Fiscal years ended October 31	2008	2007

Discount rate used to determine year end obligation	7.75%	5.75%
Discount rate used to determine fiscal year expense	5.75%	5.75%
Annual increase in cost of benefits	9.0%	9.0%

   The annual increase in cost of postretirement benefits is assumed to decrease gradually in future years reaching an ultimate rate of 5 percent in fiscal 2015.

   Components of net benefit cost each fiscal year are as follows:

Fiscal years ended October 31	2008	2007	2006

Service cost	$358	$378	$381
Interest cost	514	495	510
Curtailment	230	–	–
Prior service credit	(193)	(194)	(194)
Amortization of losses	213	217	275

Net expense	$1,122	$896	$972

   Assumed trend rates for health-care costs have an important effect on the amounts reported for postretirement benefit plans. If the health-care cost trend rate increased by 1 percentage point, the postretirement benefit obligation as of October 31, 2008 would increase by $522. If the health-care cost trend rate decreased by 1 percentage point, the postretirement benefit obligation as of October 31, 2008 would decrease by $474.

   The benefits expected to be paid by the company in each fiscal year from fiscal years 2009 through 2013 are $1,273, $1,388, $1,337, $1,146, and $1,050, respectively. The aggregate benefits expected to be paid by the company in the five fiscal years from 2014 to 2018 are $4,395. The expected benefits to be paid are based on the same assumptions used to measure the company's benefit obligation as of October 31, 2008.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The measurement date for these plans was July 31, 2008. The projected benefit obligation of these plans as of October 31, 2008 and 2007 was $24,346 and $31,445, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2008 and 2007 was $1,882 and $3,145, respectively. The accumulated benefit obligation of these plans as of October 31, 2008 and 2007 was $20,807 and $27,270, respectively. The fair value of the plan assets as of October 31, 2008 and 2007 was $23,015 and $28,584, respectively. The net expense recognized in the consolidated financial statements for these plans was $681, $954, and $846 for the fiscal years ended October 31, 2008, 2007, and 2006, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2008
Net actuarial (gain) loss	$(605)	$2,423	$1,818
Net prior service cost (credit)	251	(760)	(509)

Accumulated other comprehensive loss	$(354)	$1,663	$1,309

2007
Net actuarial (gain) loss	$(554)	$2,620	$2,066
Net prior service cost (credit)	484	(882)	(398)

Accumulated other comprehensive income (loss)	$(70)	$1,738	$1,668

   Amounts recognized in net periodic benefit cost and other comprehensive income consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2008
Net loss (gain)	$39	$(63)	$(24)
Amortization of unrecognized prior service (credit) cost	(47)	122	75
Amortization of unrecognized actuarial gain	(276)	(134)	(410)

Total recognized in other comprehensive income	$(284)	$(75)	$(359)

Total recognized in net periodic benefit cost and other comprehensive income	$397	$1,047	$1,444

2007
Incremental effect of adopting SFAS No. 158	$254	$(1,738)	$(1,484)
Net loss (gain)	(295)	1,738	1,443

Total recognized in other comprehensive income	$(41)	$–	$(41)

Total recognized in net periodic benefit cost and other comprehensive income	$913	$896	$1,809

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2008 and are expected to be recognized as components of net periodic benefit cost during fiscal 2009.

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

Net (gain) loss	$(32)	$191	$159
Net prior service cost (credit)	75	(193)	(118)

   During the first quarter of fiscal 2007, the company began to offer participants in the company's deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans that amounted to $17,935. The fair value of the investment in the deferred compensation plans as of October 31, 2008 and 2007 was $14,633 and $19,734, respectively, which reduced the company's deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

11	SEGMENT DATA

Toro develops, manufactures, and sells a wide variety of turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and irrigation products used in professional and residential markets. The company's principal businesses are based on Toro's ability to provide comprehensive, integrated solutions that create, maintain, enhance, and conserve beautiful and functional landscapes. The company's reportable segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations.

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

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional and residential business segment results based on earnings from operations plus other income, net. The other segment operating loss includes earnings (loss) from domestic wholly owned distribution company operations, corporate activities, other income, and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2008
Net sales	$1,283,111	$563,876	$31,197	$1,878,184
Intersegment gross sales	29,849	8,337	(38,186)	–
Earnings (loss) before income taxes	234,809	33,854	(87,374)	181,289
Total assets	453,437	194,175	284,648	932,260
Capital expenditures	34,552	9,536	4,826	48,914
Depreciation and amortization	22,606	16,638	8,950	48,194

2007
Net sales	$1,270,530	$563,524	$42,850	$1,876,904
Intersegment gross sales	43,727	7,201	(50,928)	–
Earnings (loss) before income taxes	254,178	41,828	(82,779)	213,227
Total assets	500,908	210,082	239,847	950,837
Capital expenditures	26,864	8,515	6,789	42,168
Depreciation and amortization	20,980	11,682	9,443	42,105

2006
Net sales	$1,224,775	$566,641	$44,575	$1,835,991
Intersegment gross sales	48,439	7,835	(56,274)	–
Earnings (loss) before income taxes	227,692	34,094	(69,032)	192,754
Total assets	457,861	202,306	258,906	919,073
Capital expenditures	18,556	14,399	6,930	39,885
Depreciation and amortization	19,701	12,078	10,785	42,564

   The following table presents the details of the other segment operating loss before income taxes:

Fiscal years ended October 31	2008	2007	2006

Corporate expenses	$(77,297)	$(86,655)	$(78,247)
Interest expense	(19,333)	(19,445)	(17,672)
Finance charge revenue	1,032	1,791	2,557
Elimination of corporate financing expense	9,960	14,142	17,657
Other	(1,736)	7,388	6,673

Total	$(87,374)	$(82,779)	$(69,032)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2008	2007	2006

Irrigation	$366,954	$381,097	$373,823
Equipment	1,511,230	1,495,807	1,462,168

Total	$1,878,184	$1,876,904	$1,835,991

   Sales to one customer accounted for 10 percent of consolidated net sales in fiscal 2008, 12 percent in fiscal 2007, and 13 percent in fiscal 2006.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of goodwill, intangible assets, and net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2008
Net sales	$1,269,905	$608,279	$1,878,184
Long-lived assets	237,399	36,488	273,887

2007
Net sales	$1,333,305	$543,599	$1,876,904
Long-lived assets	230,246	41,325	271,571

2006
Net sales	$1,339,998	$495,993	$1,835,991
Long-lived assets	213,896	39,121	253,017

12	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $20,428, $19,677, and $19,448 for the fiscal years ended October 31, 2008, 2007, and 2006, respectively. As of October 31, 2008, future minimum lease payments under noncancelable operating leases amounted to $44,917 as follows: 2009, $13,187; 2010, $9,813; 2011, $6,609; 2012, $5,183; 2013, $4,845 and after 2013, $5,280.

Customer Financing

Wholesale Financing.   Independent Toro dealers that do not finance through Toro Credit Company finance their inventories with third party financing sources or pay cash. Exmark and international products sold to dealers are financed primarily with third party financing sources or by the distributor. Third party financing companies purchased $210,542 of receivables from the company during fiscal 2008, of which $69,701 was outstanding as of October 31, 2008. The company's maximum exposure for credit recourse with a third party financing company related to receivables under these financing arrangements was $550 as of October 31, 2008.

   Toro also enters into limited inventory repurchase agreements with third party financing companies for receivables sold by the company to third party financing companies. As of October 31, 2008, the company was contingently liable to repurchase up to $5,593 of inventory related to receivables under these financing arrangements. Toro has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

End-User Financing.   The company has agreements with a third party financing company to provide lease-financing options to golf course and sports fields and grounds equipment customers in the United States and Europe. During fiscal 2007, the company entered into an amended agreement that eliminated the company's contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, the company is only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. The company's maximum exposure for credit collection as of October 31, 2008 was $8,128.

   The company entered into an agreement to sell certain accounts receivable and notes to a third party. The total amount of receivables and notes outstanding under this agreement may not exceed $10,000 at any time. During fiscal 2008, the company sold $2,542 of receivables and notes under the terms of this agreement.

Purchase Commitments

As of October 31, 2008, the company had $3,136 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2008 and 2007, the company had $11,443 and $11,689, respectively, in outstanding letters of credit.

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

Litigation

General.   The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company's products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of the company's patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, both where it is asserting patents and where it is defending against charges of infringement.

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation.   In June 2004, individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a class action lawsuit in Illinois state court against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. Those individuals later amended their complaint to add additional plaintiffs and an additional defendant. The plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and state statutory and common law claims. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys' fees.

   In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. ("MTD"), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company ("Honda"), notified the company that it had reached a settlement agreement with the plaintiffs.

   In May 2008, the court issued a memorandum and order that (i) dismissed the RICO claim in its entirety with prejudice; (ii) dismissed all non-Illinois state-law claims without prejudice and with instructions that such claims must be filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in the memorandum and order. Also in May 2008, the plaintiffs (i) re-filed the Illinois claims with the court; and (ii) filed non-Illinois claims in federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims.

   In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the "MDL Panel") that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. New lawsuits, some of which include new plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims.

   In September 2008, the company and other defendants filed a new motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that (i) transferred 23 lawsuits, which collectively assert claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings, (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district, and (iii) provided that additional lawsuits will be treated as "tag-along" actions in accordance with its rules. To date, more than 40 lawsuits have been filed in various federal and state courts, which collectively assert claims under the laws of approximately 30 states.

   Management continues to evaluate these lawsuits and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. Management is also unable to assess at this time whether these lawsuits will have a material adverse effect on the company's annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company's consolidated operating results for a particular period.

Textron Innovations Inc. v. The Toro Company; The Toro Company v. Textron Inc. and Jacobsen.   In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that the company willfully infringed certain claims of three Textron patents by selling our Groundsmaster® commercial mowers. Textron seeks damages for the company's past sales and an injunction against future infringement. In August and November 2005, management answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court's order in October 2006 construing the claims of Textron's patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, management filed with the USPTO to have Textron's patents reexamined. The reexamination proceedings are pending in the USPTO, and all of the claims asserted against the company in all three patents stand rejected. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron's motion for reconsideration of the Court's order staying the proceedings.

   Management continues to evaluate these lawsuits and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. While management does not believe that these lawsuits will have a material adverse effect on the company's consolidated financial condition, an unfavorable resolution could be material to the company's consolidated operating results.

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

Derivative Instruments and Hedging Activities

The company uses derivative instruments to manage exposure to foreign currency exchange rates. Toro uses derivative instruments only in an attempt to limit underlying exposure from currency rate fluctuations, and not for trading purposes. The company documents all relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The company assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are effective in offsetting changes in cash flows of the hedged item.

   The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive loss and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive loss to sales or cost of sales. During fiscal 2008, 2007, and 2006, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $8,035, $2,240, and $446, respectively. During fiscal 2008, 2007, and 2006, the amount of gains treated as a reduction to cost of sales for contracts to hedge inventory purchases were $698, $1,002, and $61, respectively. The unrecognized after-tax gain/(loss) portion of the fair value of the contracts recorded in accumulated other comprehensive loss as of October 31, 2008 and 2007 was $8,592 and $(3,763), respectively.

   During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30,000 for two of the agreements and $40,000 for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in accumulated other comprehensive loss, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in accumulated other comprehensive loss as of October 31, 2008 and 2007 was $173 and $179, respectively.

   The company also enters into other foreign currency exchange contracts to hedge intracompany financing transactions and other activities, which do not meet the hedge accounting criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities;" therefore, changes in fair value of these instruments are recorded in other income, net.

Fair Value

Estimated fair value amounts have been determined using available information and appropriate valuation methodologies. Because considerable judgment is required in developing the estimates of fair value, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. For cash and cash equivalents, receivables, short-term debt, and accounts payable, carrying amount is a reasonable estimate of fair value. The estimate of fair value for the company's foreign currency contracts was a net asset of $14,289 as of October 31, 2008 and a net liability of $7,178 as of October 31, 2007.

   As of October 31, 2008, the estimated fair value of long-term debt with fixed interest rates was $194,465 compared to its carrying amount of $230,791. As of October 31, 2007, the estimated fair value of long-term debt with fixed interest rates was $241,607 compared to its carrying amount of $229,209. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

14	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2008 and 2007 are as follows:

Fiscal year ended October 31, 2008 Quarter	First	Second	Third	Fourth

Net sales	$405,799	$638,510	$492,635	$341,240
Gross profit	149,137	227,766	173,940	101,867
Net earnings	18,627	62,784	38,227	13
Basic net earnings per share[1]	0.49	1.64	1.01	0.00
Diluted net earnings per share[1]	0.47	1.60	0.99	0.00

Fiscal year ended October 31, 2007 Quarter	First	Second	Third	Fourth

Net sales	$379,088	$686,653	$478,707	$332,456
Gross profit	140,065	244,716	177,443	116,151
Net earnings	18,450	74,966	42,486	6,534
Basic net earnings per share[1]	0.45	1.82	1.05	0.16
Diluted net earnings per share[1]	0.44	1.77	1.02	0.16

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that material information relating to Toro and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees – Audit Committee," in the company's 2009 proxy statement to be filed with the SEC.

   During the fourth quarter of fiscal 2008, the company made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's most recent proxy statement and as modified by the notice and information requirements included in the company's Amended and Restated Bylaws adopted June 17, 2008 and described in the company's quarterly report on Form 10-Q for the quarterly period ended August 1, 2008. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Officer Compensation" and "General Information About the Board of Directors – Director Compensation" in the company's 2009 proxy statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's 2009 proxy statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Policies and Procedures Regarding Related Person Transactions" in the company's 2009 proxy statement to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's 2009 proxy statement to be filed with the SEC.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  List of Financial Statements

The following consolidated financial statements of The Toro Company and its subsidiaries are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2008, 2007, and 2006.
•
Consolidated Balance Sheets as of October 31, 2008 and 2007.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2008, 2007, and 2006.
•
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended October 31, 2008, 2007, and 2006.
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

3.1 and 4.1 Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).
3.2 and 4.2 Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).
4.3 Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).

4.4 Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to The Toro Company's 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649).

4.5 Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company's 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4.6 First Supplemental Indenture dated as of April 26, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company's 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).
4.7 Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.1 Form of Employment Agreement in effect for executive officers of The Toro Company (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10.2 The Toro Company Annual Management Incentive Plan II (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 2005).*
10.3 The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10.4 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*
10.5 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (filed herewith).*

10.6   The Toro Company Supplemental Benefit Plan (formerly The Toro Company Supplement Management Retirement Plan) (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10.7 Amendment to The Toro Company Supplemental Benefit Plan (formerly The Toro Company Supplement Management Retirement Plan) (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2004).*
10.8 Amendment No. 2 to The Toro Company Supplemental Benefit Plan (incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10.9 The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*

10.10 The Toro Company Deferred Compensation Plan (formerly The Toro Company Supplemental Retirement Plan) (incorporated by reference to Exhibit 10(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10.11 Amendment No. 1 to The Toro Company Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10.12 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*
10.13 The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002).*

10.14 Amendment No. 1 to The Toro Company Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10.15 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*

10.16 The Toro Company Deferred Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 28, 2000).*

10.17 Amendment No. 1 to The Toro Company Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10.18 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*

10.19 The Toro Company 2000 Directors Stock Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*
10.20 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors (filed herewith).*
10.21 Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers and other employees (filed herewith).*
10.22 Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007).*

10.23 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006).*
10.24 Summary of Employment Inducement Award – Timothy P. Dordell (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*
10.25 Summary of Employment Inducement Award – Peter M. Ramstad (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended February 2, 2007).*

10.26 Post-Retirement Consulting and Noncompetition Agreement dated as of December 31, 2005 between The Toro Company and Kendrick B. Melrose (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated December 31, 2005, Commission File No. 1-8649).*

10.27 Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Banc of America Securities LLC (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10.28 Amendment No. 1 to Credit Agreement dated as of October 25, 2005, among The Toro Company, Toro Credit Company, Toro Manufacturing Company, Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2005).

10.29 Amendment No. 2 to Credit Agreement dated as of January 10, 2007, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated January 10, 2007, Commission File No. 1-8649).

10.30 Amendment No. 3 to Credit Agreement executed and delivered as of April 10, 2007 but effective as of February 28, 2007, by and among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 10, 2007, Commission File No. 1-8649).

10.31 Amendment No.4 to Credit Agreement, dated as of February 29, 2008, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries as Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 29, 2008, Commission File No. 1-8649).

10.32 Underwriting Agreement, dated as of April 23, 2007, between The Toro Company and Banc of America Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.33 Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, Toro Hayter (Guernsey) Limited, Hayter Limited, and The Toro Company (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated February 8, 2005, Commission File No. 1-8649).
12 Computation of Ratio of Earnings to Fixed Charges
21 Subsidiaries of Registrant
23 Consent of Independent Registered Public Accounting Firm
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

(b)  Exhibits

See Item 15(a)(3) above.

(c)  Financial Statement Schedules

See Item 15(a)(2) above.

 SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2008
Allowance for doubtful accounts and notes receivable reserves	$4,147	$(291)	$–	$1,130	$2,726

Fiscal year ended October 31, 2007
Allowance for doubtful accounts and notes receivable reserves	2,839	1,237	186	115	4,147

Fiscal year ended October 31, 2006
Allowance for doubtful accounts and notes receivable reserves	2,349	723	–	233	2,839

1
Provision/(recovery).
2
Addition, net due to acquisitions and divestitures.
3
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2008
Accrued advertising and marketing programs	$53,765	$202,435	$207,788	$48,412

Fiscal year ended October 31, 2007
Accrued advertising and marketing programs	50,124	203,806	200,165	53,765

Fiscal year ended October 31, 2006
Accrued advertising and marketing programs	48,367	189,607	187,850	50,124

1
Provision consists of rebates, cooperative advertising, floor planning costs, commissions, and other promotional program expenses. The expense of each program is either classified as a reduction of net sales or as a component of selling, general, and administrative expense.
2
Claims paid.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY (Registrant)
By	/s/ Stephen P. Wolfe Stephen P. Wolfe	Dated: December 22, 2008
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 22, 2008
/s/ Stephen P. Wolfe Stephen P. Wolfe	Vice President, Finance and Chief Financial Officer (principal financial officer)	December 22, 2008
/s/ Blake M. Grams Blake M. Grams	Vice President, Corporate Controller (principal accounting officer)	December 22, 2008
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 22, 2008
/s/ Winslow H. Buxton Winslow H. Buxton	Director	December 22, 2008
/s/ Janet K. Cooper Janet K. Cooper	Director	December 22, 2008
/s/ Gary L. Ellis Gary L. Ellis	Director	December 22, 2008
/s/ Katherine J. Harless Katherine J. Harless	Director	December 22, 2008
/s/ Robert H. Nassau Robert H. Nassau	Director	December 22, 2008
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 22, 2008
/s/ Inge G. Thulin Inge G. Thulin	Director	December 22, 2008
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 22, 2008

QuickLinks

THE TORO COMPANY FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SCHEDULE II
SIGNATURES