Form 10-Q
period 2009-01-30
TORO CO
filed 2009-03-06
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 30, 2009

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of February 27, 2009 was 35,804,195.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 30,	February 1,
	2009	2008
Net sales	$340,172	$405,799
Cost of sales	221,912	256,662
Gross profit	118,260	149,137
Selling, general, and administrative expense	104,559	117,117
Earnings from operations	13,701	32,020
Interest expense	(4,358)	(4,883)
Other income, net	810	1,698
Earnings before income taxes	10,153	28,835
Provision for income taxes	3,422	10,208
Net earnings	$6,731	$18,627

Basic net earnings per share of common stock	$0.19	$0.49

Diluted net earnings per share of common stock	$0.18	$0.47

Weighted-average number of shares of common
stock outstanding – Basic	36,366	38,386

Weighted-average number of shares of common
stock outstanding – Diluted	36,805	39,395

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	January 30,	February 1,	October 31,
	2009	2008	2008
ASSETS
Cash and cash equivalents	$35,597	$29,762	$99,359
Receivables, net	297,962	344,682	256,259
Inventories, net	238,704	295,923	207,084
Prepaid expenses and other current assets	23,813	14,626	27,491
Deferred income taxes	55,311	56,870	53,755
Total current assets	651,387	741,863	643,948

Property, plant, and equipment	526,938	587,423	518,536
Less accumulated depreciation	359,211	416,854	349,669
	167,727	170,569	168,867

Deferred income taxes	6,454	6,665	6,476
Other assets	7,686	9,304	7,949
Goodwill	86,385	86,064	86,192
Other intangible assets, net	18,548	16,644	18,828
Total assets	$938,187	$1,031,109	$932,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,377	$2,241	$3,276
Short-term debt	25,000	85,800	2,326
Accounts payable	89,561	101,866	92,997
Accrued liabilities	214,403	241,737	225,852
Total current liabilities	332,341	431,644	324,451

Long-term debt, less current portion	226,396	228,241	227,515
Deferred revenue	8,785	10,193	9,363
Other long-term liabilities	6,227	6,893	6,256

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 35,804,195 shares as of January 30, 2009, 37,450,647 shares as of February 1, 2008, and 35,484,766 shares as of October 31, 2008	35,804	37,451	35,485
Retained earnings	342,081	320,074	337,734
Accumulated other comprehensive loss	(13,447)	(3,387)	(8,544)
Total stockholders' equity	364,438	354,138	364,675
Total liabilities and stockholders' equity	$938,187	$1,031,109	$932,260

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 30,	February 1,
	2009	2008
Cash flows from operating activities:
Net earnings	$6,731	$18,627
Adjustments to reconcile net earnings to net cash
used in operating activities:
Equity losses from investments	32	41
Provision for depreciation and amortization	10,389	10,986
Loss (gain) on disposal of property, plant, and equipment	18	(39)
Gain on sale of a business	-	(123)
Stock-based compensation expense	874	1,881
Decrease (increase) in deferred income taxes	238	(1,568)
Changes in operating assets and liabilities:
Receivables, net	(42,970)	(62,267)
Inventories, net	(32,586)	(46,799)
Prepaid expenses and other assets	(4,947)	(3,885)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	(10,306)	13,116
Net cash used in operating activities	(72,527)	(70,030)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(9,499)	(11,027)
Proceeds from asset disposals	6	39
Increase in investment in affiliates	-	(250)
(Increase) decrease in other assets	(567)	133
Proceeds from sale of a business	-	1,152
Acquisition, net of cash acquired	-	(1,000)
Net cash used in investing activities	(10,060)	(10,953)

Cash flows from financing activities:
Increase in short-term debt	22,675	85,428
Repayments of long-term debt, net of costs	(1,005)	(374)
Excess tax benefits from stock-based awards	2,023	243
Proceeds from exercise of stock-based awards	2,073	1,010
Purchases of Toro common stock	(1,579)	(31,835)
Dividends paid on Toro common stock	(5,456)	(5,737)
Net cash provided by financing activities	18,731	48,735

Effect of exchange rates on cash	94	(37)

Net decrease in cash and cash equivalents	(63,762)	(32,285)
Cash and cash equivalents as of the beginning of the fiscal period	99,359	62,047
Cash and cash equivalents as of the end of the fiscal period	$35,597	$29,762

Long-term debt issued in connection with an acquisition	$-	$1,660

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 30, 2009

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Certain amounts from prior periods’ financial statements have been reclassified to conform to this period’s presentation. Since the company’s business is seasonal, operating results for the three months ended January 30, 2009 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2009. Additional factors that could cause our actual results to differ materially from our expected results, including any forward-looking statements made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Information.
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
     For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in our Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2008, which include, among others, the continued recessionary economic conditions, tight credit markets, foreign currency, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Note 1 to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other notes to the consolidated financial statements in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
(Dollars in thousands)	January 30,	February 1,
	2009	2008
Net earnings	$6,731	$18,627
Other comprehensive income (loss):
Cumulative translation adjustments	(1,756)	(1,924)
Pension liability adjustment, net of tax	-	175
Unrealized (loss) gain on derivative instruments, net of tax	(3,147)	1,259
Comprehensive income	$1,828	$18,137

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” Option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to directors, officers, and other key employees in the first quarter of the company’s fiscal year. For all options granted during the first quarter of fiscal 2009, the options vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a director has served on the company’s Board of Directors for 10 full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition in The Toro Company 2000 Stock Option Plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted. The company also issues performance share awards to officers and other key employees. The company determines the fair value of these performance share awards as of the date of grant and recognizes the expense over the three-year vesting period. Total compensation expense for option and performance share awards for the first quarter of fiscal 2009 and 2008 was $0.9 million and $1.9 million, respectively.
     The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups are expected to exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, expected future cash dividends, and expected changes in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2009	Fiscal 2008
Expected life of option in years	6	3 – 6.5
Expected volatility	30.57% - 30.60%	24.84% - 25.75%
Weighted-average volatility	30.60%	25.26%
Risk-free interest rate	2.26% - 3.155%	3.10% - 4.08%
Expected dividend yield	1.53%- 1.81%	0.92%- 0.95%
Weighted-average dividend yield	1.79%	0.94%

The weighted-average fair value of options granted during the first quarter of fiscal 2009 and 2008 was $7.93 per share and $13.90 per share, respectively. The fair value of performance share awards granted during the first quarter of fiscal 2009 and 2008 was $28.62 per share and $58.96 per share, respectively.

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
     Inventories were as follows:

(Dollars in thousands)	January 30,	February 1,	October 31,
	2009	2008	2008
Raw materials and work in process	$66,039	$70,676	$63,268
Finished goods and service parts	222,968	268,136	194,118
Total FIFO value	289,007	338,812	257,386
Less: adjustment to LIFO value	50,303	42,889	50,302
Total	$238,704	$295,923	$207,084

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
(Shares in thousands)	January 30,	February 1,
Basic	2009	2008
Weighted-average number of shares of common stock	36,350	38,362
Assumed issuance of contingent shares	16	24
Weighted-average number of shares of common stock and assumed issuance of contingent shares	36,366	38,386
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	36,366	38,386
Effect of dilutive securities	439	1,009
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	36,805	39,395

     Options to purchase an aggregate of 1,521,421 and 179,930 shares of common stock outstanding as of January 30, 2009 and February 1, 2008, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has two reportable business segments: Professional and Residential. The Other segment consists of a company-owned distributorship in the United States and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses.
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended January 30, 2009	Professional	Residential	Other	Total
Net sales	$229,369	$107,024	$3,779	$340,172
Intersegment gross sales	1,970	769	(2,739)	-
Earnings (loss) before income taxes	30,129	4,840	(24,816)	10,153
Total assets	500,937	210,398	226,852	938,187

Three months ended February 1, 2008	Professional	Residential	Other	Total
Net sales	$295,047	$106,325	$4,427	$405,799
Intersegment gross sales	5,010	1,751	(6,761)	-
Earnings (loss) before income taxes	51,516	3,818	(26,499)	28,835
Total assets	562,671	248,273	220,165	1,031,109

     The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended
(Dollars in thousands)	January 30,	February 1,
	2009	2008
Corporate expenses	$(22,378)	$(24,493)
Finance charge revenue	178	367
Elimination of corporate financing expense	1,515	2,202
Interest expense	(4,358)	(4,883)
Other	227	308
Total	$(24,816)	$(26,499)

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2009 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2008	$75,456	$10,736	$86,192
Translation adjustment	72	121	193
Balance as of January 30, 2009	$75,528	$10,857	$86,385

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) January 30, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$7,653	$(6,435)	$1,218
Non-compete agreements	2-10	2,439	(1,266)	1,173
Customer related	10-13	6,195	(1,005)	5,190
Developed technology	2-10	7,845	(2,456)	5,389
Other		800	(800)	—
Total amortizable		24,932	(11,962)	12,970
Non-amortizable - tradename		5,578	—	5,578
Total other intangible assets, net		$30,510	$(11,962)	$18,548

(Dollars in thousands) October 31, 2008	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$7,653	$(6,320)	$1,333
Non-compete agreements	2-10	2,439	(1,180)	1,259
Customer related	10-13	6,327	(928)	5,399
Developed technology	2-10	7,586	(2,327)	5,259
Other		800	(800)	—
Total amortizable		24,805	(11,555)	13,250
Non-amortizable - tradename		5,578	—	5,578
Total other intangible assets, net		$30,383	$(11,555)	$18,828

    Amortization expense for intangible assets during the first quarter of fiscal 2009 was $0.5 million. Estimated amortization expense for the remainder of fiscal 2009 and succeeding fiscal years is as follows: fiscal 2009 (remainder), $1.4 million; fiscal 2010, $1.7 million; fiscal 2011, $1.7 million; fiscal 2012, $1.6 million; fiscal 2013, $1.4 million; fiscal 2014, $1.1 million; and after fiscal 2014, $4.0 million.

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
     Warranty provisions, claims, and changes in estimates for the first quarter of fiscal 2009 and 2008 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance
January 30, 2009	$58,770	$7,502	$(8,131)	$732	$58,873

February 1, 2008	$62,030	$8,940	$(9,144)	$(122)	$61,704

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the postretirement health-care benefit plan:

	Three Months Ended
(Dollars in thousands)	January 30,	February 1,
	2009	2008
Service cost	$54	$89
Interest cost	175	129
Prior service cost	(48)	(48)
Amortization of losses	48	53
Net expense	$229	$223

As of January 30, 2009, the company contributed approximately $0.1 million to its postretirement health-care benefit plan in fiscal 2009. The company presently expects to contribute a total of $0.4 million in fiscal 2009, including contributions made through January 30, 2009.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.8 million for the first quarter of fiscal 2009 and $4.4 million for the first quarter of fiscal 2008.
     The company also offers participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. The fair value of the investment in the deferred compensation plans as of January 30, 2009 was $12.5 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

Income Taxes

The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2005 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2004. The Internal Revenue Service has just begun an examination of the company’s income tax returns for the 2006 and 2007 fiscal years. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company’s financial statements as of January 30, 2009.

Although the outcome of this examination cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.
     As of January 30, 2009 and February 1, 2008, the company had $5.5 million and $5.8 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $0.8 million and $1.0 million as of January 30, 2009 and February 1, 2008, respectively. The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes. Included in the liability balances as of January 30, 2009 are approximately $3.0 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate.
     The company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

Derivative Instruments and Hedging Activities

In the normal course of business, the company actively manages the exposure of its foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities involve the primary use of forward currency contracts. The company uses derivative instruments only in an attempt to limit underlying exposure from currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign exchange rate changes, and not for trading purposes. The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because the company’s products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican Peso generally has a negative impact on results from operations, while a weaker dollar and peso generally has a positive effect. The company’s primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance to SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The company adopted the disclosure requirements of this statement for its first fiscal quarter ended January 30, 2009.
     The company enters into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved, and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Management assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments designated as hedging instruments are effective in offsetting changes in cash flows of the hedged item.

          The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	January 30, 2009		February 1, 2008		January 30, 2009		February 1, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as
Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$ 6,020	Prepaid expenses	$ -	Accrued liabilities	$ -	Accrued liabilities	$ 3,294

Derivatives Not Designated
as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	4,009	Prepaid expenses	-	Accrued liabilities	-	Accrued liabilities	567

Total Derivatives		$ 10,029		$ -		$ -		$ 3,861

     The company enters into foreign currency exchange contracts to hedge the risk from forecasted settlement in local currencies of trade sales and purchases. These contracts are designated as cash flow hedges with the fair value recorded in accumulated other comprehensive income (AOCI) and as a hedge asset or liability in prepaid expenses or accrued liabilities, as applicable. Once the forecasted transaction has been recognized as a sale or inventory purchase and a related asset or liability recorded in the balance sheet, the related fair value of the derivative hedge contract is reclassified from AOCI to net sales or cost of sales. There were immaterial gains on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. As of January 30, 2009, the notional amount of such contracts outstanding was $90.5 million.
     The following table presents the impact of derivative instruments on the consolidated statement of earnings for the company’s derivatives in cash flow hedging relationships for the three months ended January 30, 2009 and February 1, 2008, respectively.

						Location of Gain (Loss)	Amount of Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss)		on Derivatives	on Derivatives
Derivatives in Cash Flow	Recognized in OCI on		from AOCI	Reclassificed from		(Ineffective Portion and	(Ineffective Portion and
Hedging Relationships	Derivatives		into Income	AOCI into Income		Amount Excluded from	Amount Excluded from
(Dollars in thousands)	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	2009	2008		2009	2008		2009	2008

Foreign exchange contracts	$ 15,697	$ (6,020)	Net sales	$ 2,741	$ (1,940)	Other income, net	$ (1,228)	$ 332
Foreign exchange contracts	(5,226)	154	Cost of sales	(910)	50
Total	$ 10,471	$ (5,866)		$ 1,831	$ (1,890)

     As of January 30, 2009, the company anticipates to reclassify approximately $7.3 million of gains from AOCI to earnings during the next twelve months.
     The company also enters into other foreign currency exchange contracts that are considered derivatives not designated as hedging instruments; therefore, changes in fair value of these instruments are recorded in other income, net. The objective for holding these contracts relates to transaction exposure (an economic exposure) related to currency risk. The company has various monetary items, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency. From the time the transactions are recorded to the time the transactions are settled, the company has a contractual risk affected by changes in the foreign currency exchange rate. To mitigate this risk, the company enters into foreign currency exchange contracts, primarily forward contracts, to offset the change in the underlying transaction due to changes in the foreign currency exchange rate.

     The following table presents the impact of derivative instruments on the consolidated statement of earnings for the company’s derivatives not designated as hedging instruments.

Amount of Gain (Loss) Recognized
Derivatives Not Designated	Location of Gain (Loss)	in Income on Derivatives
as Hedging Instruments	Recognized in Income on Derivatives	Three Months Ended,
(Dollars in thousands)	Income (Effective Portion)	January 30, 2009	February 1, 2008

Foreign exchange contracts	Other income, net	$ 3,729	$ (27)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 introduces a framework for measuring fair value and expands required disclosures about fair value measurements of assets and liabilities. The company adopted the standard for financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis as of November 1, 2008, and there was no financial statement impact resulting from the adoption. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured on a recurring basis during the first quarter of fiscal 2010, as required.
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
   Level 1 — Quoted prices in active markets for identical assets or liabilities.
   Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
   Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The company utilizes the income approach to measure the fair value of its foreign currency contracts. The income approach uses significant other observable inputs to value derivative instruments that hedge foreign currency transactions.
     Assets and liabilities measured at fair value on a recurring basis, as of January 30, 2009, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign exchange contracts, net	-	$10,029	-	$10,029
Total	-	$10,029	-	$10,029

Contingencies

Litigation

General. The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, both where it is asserting patents and where it is defending against charges of infringement.

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation. In June 2004, individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a class action lawsuit in Illinois state court against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. Those individuals later amended their complaint to add additional plaintiffs and an additional defendant. The plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state statutory and common law claims. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees.
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (“MTD”), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified the company that it had reached a settlement agreement with the plaintiffs.
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
     In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. New lawsuits, some of which include new plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims.
     In September 2008, the company and other defendants filed a new motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that (i) transferred 23 lawsuits, which collectively assert claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings, (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district, and (iii) provided that additional lawsuits will be treated as “tag-along” actions in accordance with its rules.
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin on January 27, 2009.  At the initial hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation for 120 days so that the parties may explore mediation. The Court set May 28, 2009 as the next date on which the parties will report on the status of the cases. To date, more than 60 lawsuits have been filed in various federal and state courts, which collectively assert claims under the laws of approximately 48 states.
     Management continues to evaluate these lawsuits and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. Management is also unable to assess at this time whether these lawsuits will have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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
     Management continues to evaluate these lawsuits and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. While management does not believe that these lawsuits will have a material adverse effect on the company’s consolidated financial condition, an unfavorable resolution could be material to the company’s consolidated operating results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and irrigation products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into two reportable business segments: professional and residential. A third segment called “other” consists of a company-owned domestic distributorship and corporate activities, including corporate financing activities. Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect it to continue to be, attributable to new and enhanced products.
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the first quarter of fiscal 2009 should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2009, our net sales were down 16.2 percent, as compared to the first quarter of fiscal 2008. Shipments of most professional segment products were down due to decreased demand and customers’ reluctance to place orders as a result of the global recessionary conditions. International sales were also down 17.7 percent, as compared to the first quarter of fiscal 2008, due also to the recessionary conditions affecting key international markets, as well as a stronger U.S. dollar that negatively impacted net sales by approximately $12 million. Partially offsetting the sales decline was a slight increase in residential segment sales of 0.7 percent for the quarter comparison, led by strong demand of snow thrower products and additional product placement for a new line of walk power mowers. Our net earnings declined 63.9 percent for the first quarter of fiscal 2009 to $6.7 million, compared to the first quarter of fiscal 2008. This decrease was primarily the result of lower sales volumes and lower gross margin due to production cuts, unfavorable product mix, and higher commodity costs in the first quarter of fiscal 2009 compared to the same period last fiscal year.
     During this tough economic environment, we have been reducing expenses and continuing efforts to reduce working capital. As a result of these actions, our selling, general, and administrative (SG&A) expenses were down 10.7 percent and our inventory levels decreased 19.3 percent for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, which also contributed to a decline in short-term debt of $60.8 million as of the end of the first quarter of fiscal 2009 compared to the end of the first quarter of fiscal 2008. We also declared a cash dividend of $0.15 per share during the first quarter of fiscal 2009.
     We expect the global recession to continue for at least the remainder of our fiscal year and, given the ongoing deteriorating economic conditions, our financial results for the remainder of the fiscal year are particularly uncertain. However, we believe we are well positioned to manage through this challenging environment because of actions we have taken to improve operating efficiency and asset utilization, as well as reducing expenses. On February 11, 2009, we announced the reduction of our worldwide salaried and office workforce by approximately 100 employees, suspension of regularly scheduled salary increases, a reduction of officers’ salaries, changes in our vacation policy, and four furlough days – all for the remainder of fiscal 2009.
     Our net sales and earnings for the first quarter of our fiscal year are typically lower than other quarters; therefore, the results of our first quarter are not necessarily an indicator of spring season sales trends. Our focus as we enter our peak selling season is on generating customer demand for our innovative new products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the first quarter of fiscal 2009 were $6.7 million, or $0.18 per diluted share, compared to $18.6 million, or $0.47 per diluted share, for the first quarter of fiscal 2008, net earnings per diluted share decrease of 61.7 percent. The primary factors contributing to this decrease were lower sales volumes and a decline in gross profit, somewhat offset by a decrease in SG&A expense and a lower effective tax rate.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	January 30,	February 1,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(65.2)	(63.2)
Gross margin	34.8	36.8
Selling, general, and administrative expense	(30.7)	(28.9)
Interest expense	(1.3)	(1.2)
Other income, net	0.2	0.4
Provision for income taxes	(1.0)	(2.5)
Net earnings	2.0%	4.6%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2009 were $340.2 million compared to $405.8 million in the first quarter of fiscal 2008, a decrease of 16.2 percent. Worldwide professional segment net sales were down 22.3 percent as shipments for most product categories were hampered by decreased demand resulting from the global economic recession. Worldwide sales of golf maintenance equipment and irrigation systems were down significantly, as well as sales of professionally installed residential/commercial irrigation products and landscape contractor equipment. Residential segment net sales were slightly up by 0.7 percent for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase was led by strong demand for snow thrower products in North America as a result of heavy snow falls during the winter season of 2008/2009. In addition, improved product placement for a new and broader line of walk power mowers benefited residential segment net sales, which was offset by a decline in shipments of riding products due mainly to our customers’ efforts to reduce field inventory levels by ordering product closer to retail demand. International sales were down 17.7 percent, as compared to the first quarter of fiscal 2008, due also to the recessionary conditions affecting key international markets, as well as a stronger U.S. dollar compared to other currencies in which we transact business that accounted for approximately $12 million of our sales decline for the quarter.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2009 decreased to 34.8 percent compared to 36.8 percent in the first quarter of fiscal 2008. This decline was due to the following factors: (i) higher manufacturing costs from lower plant utilization as we cut production in an effort to lower inventory levels, combined with a decline in sales volumes; (ii) significantly lower sales of our higher-margin professional segment products; (iii) higher average commodity costs in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008; and (iv) a stronger U.S. dollar compared to other currencies in which we transact business. Somewhat offsetting those negative factors were price increases introduced on most products and a decrease in freight expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the first quarter of fiscal 2009 decreased $12.6 million, or 10.7 percent, compared to the same period last fiscal year. However, SG&A expense as a percentage of net sales increased to 30.7 percent in the first quarter of fiscal 2009 compared to 28.9 percent in the first quarter of fiscal 2008 due to fixed SG&A costs spread over lower sales volumes. The decline in SG&A expense was primarily attributable to overall reduced spending in response to the continuing worldwide recessionary economic conditions and lower profit sharing and incentive compensation expense. Somewhat offsetting those declines were increased costs incurred for workforce adjustments and higher bad debt expense.

Interest Expense

Interest expense for the first quarter of fiscal 2009 decreased 10.8 percent compared to the first quarter of fiscal 2008 due to lower average debt levels and a decline in average interest rates.

Other Income, Net

Other income, net for the first quarter of fiscal 2009 was $0.8 million compared to $1.7 million for the same period last fiscal year, a decrease of $0.9 million. The decrease was due primarily to lower currency exchange rate gains, a decline in financing revenue, and lower interest income in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2009 was 33.7 percent compared to 35.4 percent in the first quarter of fiscal 2008. The decrease in the effective tax rate was primarily the result of the reinstatement of the domestic research tax credit and the tax impact of foreign currency exchange rate fluctuations.

BUSINESS SEGMENTS

We operate in two reportable business segments: professional and residential. A third reportable segment called “other” consists of a company-owned distributorship in the United States, corporate activities, and financing functions. Segment earnings for each of our two business segments is defined as earnings from operations plus other income, net. Operating loss for the “other” segment includes earnings (loss) from a company-owned domestic distributorship, corporate activities, including corporate financing activities, other income, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	January 30,	February 1,
	2009	2008	$ Change	% Change
Professional	$229,369	$295,047	$(65,678)	(22.3)%
Residential	107,024	106,325	699	0.7
Other	3,779	4,427	(648)	(14.6)
Total*	$340,172	$405,799	$(65,627)	(16.2)%

* Includes international sales of:	$130,391	$158,457	$(28,066)	(17.7)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
(Dollars in thousands)	January 30,	February 1,
	2009	2008	$ Change	% Change
Professional	$30,129	$51,516	$(21,387)	(41.5)%
Residential	4,840	3,818	1,022	26.8
Other	(24,816)	(26,499)	1,683	6.4
Total	$10,153	$28,835	$(18,682)	(64.8)%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2009 were down 22.3 percent compared to the first quarter of fiscal 2008. Shipments declined for most domestic and international product categories due to decreased demand and customers’ reluctance to place orders as a result of the continued worldwide recessionary economic conditions, which has resulted in lower field inventory levels for our domestic businesses. Worldwide sales of golf maintenance equipment and irrigation systems were significantly down for the first quarter comparison as customers delayed investments in new equipment at existing golf courses and new golf course construction slowed. In addition, sales of professionally installed residential/commercial irrigation systems were down due to ongoing weakness in the housing and commercial construction markets. Sales of landscape contractor equipment were also down for the first quarter comparison due mainly to timing of production for new products.

Operating Earnings. Operating earnings for the professional segment were $30.1 million in the first quarter of fiscal 2009 compared to $51.5 million in the first quarter of fiscal 2008, a decrease of 41.5 percent. Expressed as a percentage of net sales, professional segment operating margins decreased to 13.1 percent compared to 17.5 percent in the first quarter of fiscal 2008. These profit declines were primarily attributable to lower gross margins due to the same factors discussed previously in the Gross Profit section. Higher SG&A expense as a percentage of net sales also adversely affected operating earnings, which was due mainly to fixed SG&A costs spread over lower sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2009 were up slightly by 0.7 percent compared to the first quarter of fiscal 2008. This increase was led by strong demand for snow throwers in North America as a result of heavy snow falls during the winter season of 2008/2009. In addition, improved product placement for a new and broader line of walk power mowers benefited residential segment net sales, which was offset by a decline in shipments of riding products due mainly to our customers’ efforts to reduce field inventory levels by ordering product closer to retail demand.

Operating Earnings. Operating earnings for the residential segment increased $1.0 million, or 26.8 percent, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Expressed as a percentage of net sales, residential segment operating margins increased to 4.5 percent compared to 3.6 percent in the first quarter of fiscal 2008. This increase was due to lower SG&A expense as a percent of net sales from a decline in spending for marketing, warehousing, and engineering as a result of budget reductions, as well as a slight increase in gross margins primarily from lower freight expense.

Other

Net Sales. Net sales for the other segment include sales from our company-owned domestic distributorship less sales from the professional and residential segments to that distribution company. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. The other segment net sales decreased $0.6 million, or 14.6 percent, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, due mainly to a reduction in the elimination of floor plan interest costs as a result of lower receivables with Toro Credit Company and a reduction in rates.

Operating Losses. Operating losses for the other segment were down $1.7 million or 6.4 percent for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This loss decrease was primarily attributable to a decline in profit sharing and incentive compensation expense, somewhat offset by costs incurred for workforce adjustments and higher bad debt expense.

FINANCIAL POSITION

Working Capital

We have taken proactive measures to help us manage through the tough economic environment that continued to persist through the first quarter of fiscal 2009, including adjusting production plans, controlling costs, and managing our assets. As such, our financial condition remains strong. We are continuing to place additional emphasis on asset management with our GrowLean initiative, with a focus on: (i) ensuring strong profitability of our products and services all the way through the supply chain; (ii) minimizing the amount of working capital in the supply chain; and (iii) maintaining or improving order replenishment and service levels to end users.

     Receivables as of the end of the first quarter of fiscal 2009 were down 13.6 percent compared to the end of the first quarter of fiscal 2008. Our average days sales outstanding for receivables improved to 68 days based on sales for the last twelve months ended January 30, 2009, compared to 71 days for the twelve months ended February 1, 2008. Inventory was also down as of the end of the first quarter of fiscal 2009 by 19.3 percent compared to the end of the first quarter of fiscal 2008, and average inventory turnover improved 5.9 percent for the twelve months ended January 30, 2009 compared to the twelve months ended February 1, 2008.

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

Cash Flow. Our first fiscal quarter historically uses more operating cash than other fiscal quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2009 was $2.5 million higher than the first three months of fiscal 2008 due primarily to a decline in accounts payable and accrued liabilities, as well as lower net earnings. Somewhat offsetting those unfavorable factors was a lower increase in receivables and inventory levels for the first three months of fiscal 2009 compared to the first three months of fiscal 2008. Cash used in investing activities was lower by $0.9 million compared to the first quarter of fiscal 2008, due to a decrease in purchases of property, plant, and equipment in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Cash provided by financing activities was also lower by $30.0 million compared to the first quarter of fiscal 2008, due to a substantial decline in short-term debt for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, somewhat offset by lower levels of repurchases of our common stock for the first quarter comparison.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $16 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. Average short-term debt was $12.0 million in the first quarter of fiscal 2009 compared to $55.2 million in the first quarter of fiscal 2008, a decrease of 78.2 percent. This decline was due mainly to a decrease in working capital needs in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as a result of lower levels of accounts receivable and inventory, as previously discussed, as well as lower levels of repurchases of our common stock during the first quarter of fiscal 2009 compared to the same period last fiscal year. As of January 30, 2009, we had $215.8 million of unutilized availability under our credit agreements.
     Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of January 30, 2009, and expect to be in compliance with all covenants during the remainder of fiscal 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements generally relate to customer financing activities, inventory purchase commitments, deferred compensation arrangements, and operating lease commitments. Third party financing companies purchased $43.5 million of receivables from us during the first three months of fiscal 2009, and $68.6 million was outstanding as of January 30, 2009. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. No material change in this information occurred during the first three months of fiscal 2009.

Inflation

We are subject to the effects of inflation and changing prices. In the first quarter of fiscal 2009, average prices paid for commodities we purchase, namely steel and steel components, were higher compared to the first quarter of fiscal 2008, which hampered our gross margin rate in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Somewhat offsetting those higher costs was a decline in average prices paid for fuel and petroleum-based resins. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities in fiscal 2009 to be equal to or slightly higher than the average prices paid in fiscal 2008, if commodity costs continue to trend similar to the first quarter of fiscal 2009. We plan to attempt to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, and internal cost reduction efforts.

Significant Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2008 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In April 2008, the Financial Accounting Standards Board (FASB) finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. We will adopt the provisions of FSP 142-3 on November 1, 2009, as required.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at “full fair value.” This statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS No. 141R to any business combination occurring on or after November 1, 2009, as required.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value. We adopted the provisions of SFAS No. 157 for financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis during the first quarter of fiscal 2009, as required. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured on a recurring basis during the first quarter of fiscal 2010, as required. We are currently evaluating the requirements of SFAS No. 157 and, we do not expect the unadopted requirements of this new pronouncement will have a material impact on our consolidated financial condition or results of operations.
     No other new accounting pronouncement that has been issued but not yet effective for us during the first quarter of fiscal 2009 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “optimistic,” “plan,” “anticipate,” “estimate,” “believe,” “could,” “should,” ”would,” “may,” “possible,” “intend,” and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•
Changes in economic conditions and outlook in the United States and around the world, including but not limited to continuation or worsening of the recessionary conditions in the U.S. and other regions around the world and worldwide slow or negative economic growth rates; slow downs or reductions in home ownership, construction, and home sales; reduced consumer spending levels; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; increased unemployment rates; interest rates; inflation; reduced consumer confidence; and general economic and political conditions and expectations in the United States and the foreign countries in which we conduct business.

•
Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, including transportation costs, may adversely affect our profit margins and business.

•	Weather conditions may reduce demand for some of our products and adversely affect our net sales.
•
Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, the level of homeowners who outsource lawn care, the amount of investment in golf course renovations and improvements, new golf course development, golf course closures, availability of credit on acceptable credit terms to finance product purchases, and the amount of government spending for grounds maintenance equipment.

•
Our residential segment net sales are dependent upon consumer spending levels, the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

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

•
We face intense competition in all of our product lines with numerous manufacturers, including from some competitors that have greater operations and financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

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

•
Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as natural or man-made disasters that may result in shortages of raw materials, higher fuel costs, and an increase in insurance premiums; financial viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes, and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican Peso generally has a negative impact on results from operations, while a weaker dollar and peso generally has a positive effect. Our primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.
     We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three months ended January 30, 2009, the amount of gains reclassified to earnings for such cash flow hedges was $1.8 million. For the three months ended January 30, 2009, the gains treated as an increase to net sales for contracts to hedge trade sales were $2.7 million and the losses treated as an increase to cost of sales for contracts to hedge inventory purchases were $0.9 million.
     The following foreign currency exchange rate contracts held by us have maturity dates in fiscal 2009 and 2010. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net for the three months ended January 30, 2009 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7568	$37,574.3	$4,958.6	$1,404.7
Buy US dollar/Sell Canadian dollar	0.9696	6,302.6	889.7	270.7
Buy US dollar/Sell Euro	1.4397	97,755.4	7,107.7	3,897.0
Buy US dollar/Sell British pound	1.4194	11,355.2	-	(10.8)
Buy British pound/Sell US dollar	1.4446	2,528.1	-	(41.8)
Buy Mexican peso/Sell US dollar	12.3307	29,803.8	(4,316.2)	(906.8)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal first quarter ended January 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

General. The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, both where it is asserting patents and where it is defending against charges of infringement.

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation. In June 2004, individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a class action lawsuit in Illinois state court against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. Those individuals later amended their complaint to add additional plaintiffs and an additional defendant. The plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state statutory and common law claims. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees.
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (“MTD”), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified the company that it had reached a settlement agreement with the plaintiffs.
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
     In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. New lawsuits, some of which include new plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims.
     In September 2008, the company and other defendants filed a new motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that (i) transferred 23 lawsuits, which collectively assert claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings, (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district, and (iii) provided that additional lawsuits will be treated as “tag-along” actions in accordance with its rules. An initial hearing was held in the United States District Court for the Eastern District of Wisconsin on January 27, 2009.
     At the initial hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation for 120 days so that the parties may explore mediation. The Court set May 28, 2009 as the next date on which the parties will report on the status of the cases. To date, more than 60 lawsuits have been filed in various federal and state courts, which collectively assert claims under the laws of approximately 48 states.
     Management continues to evaluate these lawsuits and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. Management is also unable to assess at this time whether these lawsuits will have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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
     Management continues to evaluate these lawsuits and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with these lawsuits. While management does not believe that these lawsuits will have a material adverse effect on the company’s consolidated financial condition, an unfavorable resolution could be material to the company’s consolidated operating results.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2009 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 1, 2008 through November 28, 2008	5,938		$30.31	5,938	2,318,310

November 29, 2008 through January 2, 2009	48,072		28.60	48,072	2,270,238

January 3, 2009 through January 30, 2009	4,134	(2)	35.57	686	2,269,552

Total	58,144		$29.27	54,696

(1)
On May 21, 2008, the company’s Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)
Includes 3,448 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $35.59 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 3,448 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

Item 6.  EXHIBITS

(a)	Exhibits

	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

	3.2 and 4.2	Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

	4.3	Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2008).

4.4
Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to The Toro Company’s 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649).

4.5
Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4.6
First Supplemental Indenture dated as of April 26, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.1	The Toro Company First Amendment to Employment Agreement (filed herewith).

10.2	The Toro Company 2000 Directors Stock Plan (As Amended January 20, 2009) (filed herewith).

10.3	The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008).

10.4
Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008).

10.5
Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers and other employees (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008).

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

THE TORO COMPANY
(Registrant)

Date: March 6, 2009	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)