Form 10-Q
period 2009-05-01
TORO CO
filed 2009-06-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of May 29, 2009 was 35,892,142.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Net sales	$499,852	$638,510	$840,024	$1,044,309
Cost of sales	338,627	410,744	560,539	667,406
Gross profit	161,225	227,766	279,485	376,903
Selling, general, and administrative expense	102,231	124,943	206,790	242,060
Earnings from operations	58,994	102,823	72,695	134,843
Interest expense	(4,420)	(5,419)	(8,778)	(10,302)
Other income (expense), net	1,483	(798)	2,293	900
Earnings before income taxes	56,057	96,606	66,210	125,441
Provision for income taxes	19,196	33,822	22,618	44,030
Net earnings	$36,861	$62,784	$43,592	$81,411

Basic net earnings per share of common stock	$1.01	$1.64	$1.20	$2.12

Diluted net earnings per share of common stock	$1.00	$1.60	$1.18	$2.07

Weighted-average number of shares of common
stock outstanding – Basic	36,397	38,239	36,382	38,313

Weighted-average number of shares of common
stock outstanding – Diluted	36,763	39,126	36,807	39,263

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 1,	May 2,	October 31,
	2009	2008	2008
ASSETS
Cash and cash equivalents	$29,673	$32,053	$99,359
Receivables, net	407,801	547,192	256,259
Inventories, net	215,775	265,428	207,084
Prepaid expenses and other current assets	16,405	13,698	27,491
Deferred income taxes	57,704	56,633	53,755
Total current assets	727,358	915,004	643,948

Property, plant, and equipment	532,950	599,189	518,536
Less accumulated depreciation	367,386	426,986	349,669
	165,564	172,203	168,867

Deferred income taxes	6,470	6,508	6,476
Other assets	7,486	7,953	7,949
Goodwill	86,390	86,097	86,192
Other intangible assets, net	18,076	16,122	18,828
Total assets	$1,011,344	$1,203,887	$932,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,377	$2,341	$3,276
Short-term debt	32,900	151,500	2,326
Accounts payable	98,592	117,425	92,997
Accrued liabilities	238,922	275,911	225,852
Total current liabilities	373,791	547,177	324,451

Long-term debt, less current portion	225,909	227,753	227,515
Deferred revenue	8,755	10,264	9,363
Other long-term liabilities	6,256	6,549	6,256

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 35,892,142 shares as of May 1, 2009, 37,364,763 shares as of May 2, 2008, and 35,484,766 shares as of October 31, 2008	35,892	37,365	35,485
Retained earnings	374,333	374,335	337,734
Accumulated other comprehensive (loss) income	(13,592)	444	(8,544)
Total stockholders' equity	396,633	412,144	364,675
Total liabilities and stockholders' equity	$1,011,344	$1,203,887	$932,260

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Six Months Ended
	May 1,	May 2,
	2009	2008
Cash flows from operating activities:
Net earnings	$43,592	$81,411
Adjustments to reconcile net earnings to net cash
used in operating activities:
Equity losses from investments	38	324
Provision for depreciation and amortization	21,576	21,836
Gain on disposal of property, plant, and equipment	(13)	(81)
Gain on sale of a business	-	(113)
Stock-based compensation expense	2,084	3,281
Decrease (increase) in deferred income taxes	187	(1,463)
Changes in operating assets and liabilities:
Receivables, net	(150,379)	(260,988)
Inventories, net	(7,382)	(13,920)
Prepaid expenses and other assets	(3,207)	(2,870)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	20,639	61,291
Net cash used in operating activities	(72,865)	(111,292)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(17,366)	(22,479)
Proceeds from asset disposals	75	871
Increase in investment in affiliates	-	(250)
Increase in other assets	(320)	(279)
Proceeds from sale of a business	-	1,048
Acquisition, net of cash acquired	-	(1,000)
Net cash used in investing activities	(17,611)	(22,089)

Cash flows from financing activities:
Increase in short-term debt	30,209	151,128
Repayments of long-term debt, net of costs	(1,477)	(750)
Excess tax benefits from stock-based awards	3,293	339
Proceeds from exercise of stock-based awards	3,759	1,718
Purchases of Toro common stock	(4,803)	(36,906)
Dividends paid on Toro common stock	(10,919)	(11,478)
Net cash provided by financing activities	20,062	104,051

Effect of exchange rate changes on cash	728	(664)

Net decrease in cash and cash equivalents	(69,686)	(29,994)
Cash and cash equivalents as of the beginning of the fiscal period	99,359	62,047
Cash and cash equivalents as of the end of the fiscal period	$29,673	$32,053

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 1, 2009

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Certain amounts from prior periods’ financial statements have been reclassified to conform to this period’s presentation. Since the company’s business is seasonal, operating results for the six months ended May 1, 2009 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2009. Additional factors that could cause our actual results to differ materially from our expected results, including any forward-looking statements made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Information.
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

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in our Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2008, which include, among others, the continued recessionary economic conditions, tight credit markets, unfavorable foreign currency exchange rate changes, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Note 1 to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other notes to the consolidated financial statements in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Net earnings	$36,861	$62,784	$43,592	$81,411
Other comprehensive income (loss):
Cumulative translation adjustments	3,481	3,052	1,725	1,128
Pension liability adjustment, net of tax	-	-	-	175
Unrealized (loss) gain on derivative
instruments, net of tax	(3,626)	779	(6,773)	2,038
Comprehensive income	$36,716	$66,615	$38,544	$84,752

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” Option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to directors, officers, and other key employees in the first quarter of the company’s fiscal year. For all options granted during the first quarter of fiscal 2009, the options vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a director has served on the company’s Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in The Toro Company 2000 Stock Option Plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement. The company also generally issues performance share awards to officers and other key employees in the first quarter of the company’s fiscal year. The company determines the fair value of these performance share awards as of the date of grant and recognizes the expense over the three-year vesting period. Total compensation expense for option and performance share awards for the second quarter of fiscal 2009 and 2008 was $1.2 million and $1.4 million, respectively. Year-to-date compensation expense for option and performance share awards through the second quarter of fiscal 2009 and 2008 was $2.1 million and $3.3 million, respectively.
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

     The weighted-average fair value of options granted during the first quarter of fiscal 2009 and 2008 was $7.93 per share and $13.90 per share, respectively. The fair value of performance share awards granted during the first quarter of fiscal 2009 and 2008 was $28.62 per share and $58.96 per share, respectively. No option or performance share awards were granted during the second quarters of fiscal 2009 or fiscal 2008.

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
     Inventories were as follows:

(Dollars in thousands)	May 1,	May 2,	October 31,
	2009	2008	2008
Raw materials and work in process	$61,807	$66,220	$63,268
Finished goods and service parts	204,270	242,097	194,118
Total FIFO value	266,077	308,317	257,386
Less: adjustment to LIFO value	50,302	42,889	50,302
Total	$215,775	$265,428	$207,084

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 1,	May 2,	May 1,	May 2,
Basic	2009	2008	2009	2008
Weighted-average number of shares of common stock	36,397	38,239	36,374	38,301
Assumed issuance of contingent shares	-	-	8	12
Weighted-average number of shares of common stock and assumed issuance of contingent shares	36,397	38,239	36,382	38,313
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	36,397	38,239	36,382	38,313
Effect of dilutive securities	366	887	425	950
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	36,763	39,126	36,807	39,263

     Options to purchase an aggregate of 1,853,681 and 715,135 shares of common stock outstanding during the second quarter of fiscal 2009 and 2008, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 1,853,681 and 164,940 shares of common stock outstanding during the year-to-date periods through the second quarter of fiscal 2009 and 2008, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2009 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2008	$75,456	$10,736	$86,192
Translation adjustment	67	131	198
Balance as of May 1, 2009	$75,523	$10,867	$86,390

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) May 1, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$7,653	$(6,550)	$1,103
Non-compete agreements	2-10	2,438	(1,351)	1,087
Customer related	10-13	6,234	(1,148)	5,086
Developed technology	2-10	7,868	(2,646)	5,222
Other		800	(800)	—
Total amortizable		24,993	(12,495)	12,498
Non-amortizable - Trade names		5,578	—	5,578
Total other intangible assets, net		$30,571	$(12,495)	$18,076

(Dollars in thousands) October 31, 2008	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$7,653	$(6,320)	$1,333
Non-compete agreements	2-10	2,439	(1,180)	1,259
Customer related	10-13	6,327	(928)	5,399
Developed technology	2-10	7,586	(2,327)	5,259
Other		800	(800)	—
Total amortizable		24,805	(11,555)	13,250
Non-amortizable - Trade names		5,578	—	5,578
Total other intangible assets, net		$30,383	$(11,555)	$18,828

     Amortization expense for intangible assets during the first six months of fiscal 2009 was $1.0 million. Estimated amortization expense for the remainder of fiscal 2009 and succeeding fiscal years is as follows: fiscal 2009 (remainder), $0.9 million; fiscal 2010, $1.7 million; fiscal 2011, $1.7 million; fiscal 2012, $1.6 million; fiscal 2013, $1.5 million; fiscal 2014; $1.1 million; and after fiscal 2014, $4.0 million.

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: professional, residential, and distribution. Company-owned domestic distributorships, which consists of our distribution segment, has been combined with our corporate activities, financing functions, and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables.

     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 1, 2009	Professional	Residential	Other	Total
Net sales	$310,377	$183,557	$5,918	$499,852
Intersegment gross sales	7,971	1,120	(9,091)	-
Earnings (loss) before income taxes	56,859	16,581	(17,383)	56,057

Three months ended May 2, 2008	Professional	Residential	Other	Total
Net sales	$438,650	$192,549	$7,311	$638,510
Intersegment gross sales	11,117	2,538	(13,655)	-
Earnings (loss) before income taxes	96,907	20,782	(21,083)	96,606

Six months ended May 1, 2009	Professional	Residential	Other	Total
Net sales	$539,746	$290,581	$9,697	$840,024
Intersegment gross sales	10,942	889	(11,831)	-
Earnings (loss) before income taxes	86,988	21,421	(42,199)	66,210
Total assets	526,061	243,224	242,059	1,011,344

Six months ended May 2, 2008	Professional	Residential	Other	Total
Net sales	$733,697	$298,874	$11,738	$1,044,309
Intersegment gross sales	15,961	4,454	(20,415)	-
Earnings (loss) before income taxes	148,460	24,563	(47,582)	125,441
Total assets	648,050	295,342	260,495	1,203,887

The following table presents the details of the other segment operating loss before income taxes:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Corporate expenses	$(17,437)	$(19,396)	$(39,813)	$(43,889)
Finance charge revenue	343	239	521	606
Elimination of corporate financing expense	2,040	3,048	3,573	5,250
Interest expense, net	(4,420)	(5,419)	(8,778)	(10,302)
Other	2,091	445	2,298	753
Total	$(17,383)	$(21,083)	$(42,199)	$(47,582)

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
     Warranty provisions, claims, and changes in estimates for the first six-month periods in fiscal 2009 and 2008 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance
May 1, 2009	$58,770	$18,611	$(15,487)	$1,138	$63,032

May 2, 2008	$62,030	$24,497	$(16,934)	$(32)	$69,561

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the postretirement medical and dental benefit plan:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Service cost	$54	$90	$108	$179
Interest cost	175	128	350	257
Prior service cost	(48)	(48)	(96)	(96)
Amortization of losses	48	53	96	106
Net expense	$229	$223	$458	$446

As of May 1, 2009, the company had contributed approximately $0.2 million to its postretirement medical and dental benefit plan in fiscal 2009. The company presently expects to contribute a total of $0.4 million in fiscal 2009, including contributions made through May 1, 2009.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.8 million and $7.6 million for the second quarter and year-to-date periods in fiscal 2009, respectively, and $3.8 million and $8.2 million for the second quarter and year-to-date periods in fiscal 2008, respectively.
  The company also offers participants in the company’s deferred compensation plans the ability to invest their deferred compensation in multiple investment funds. The fair value of the investment in the deferred compensation plans as of May 1, 2009 was $13.5 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

Income Taxes

The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2005 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2004. The Internal Revenue Service is currently examining the company’s income tax returns for the 2006 and 2007 fiscal years. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company’s financial statements as of May 1, 2009. Although the outcome of this examination cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.
     As of May 1, 2009 and May 2, 2008, the company had $5.5 million of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits was $0.9 million as of May 1, 2009 and May 2, 2008. The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes. Included in other long-term liabilities as of May 1, 2009 was approximately $3.0 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate.
     The company does not anticipate that total unrecognized tax benefits will change significantly during the next 12 months.

Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The company adopted the disclosure requirements of this statement beginning in its first fiscal quarter ended January 30, 2009.

     The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities involve the primary use of forward currency contracts. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are made based on the amount of exposure to the currency involved, and an assessment of the near-term market value for each currency. The company’s policy is not to allow the use of derivatives for trading or speculative purposes. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.

Cash flow hedges. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.
     The company formally assesses at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income (AOCI) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the three and six month periods of fiscal 2009, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of May 1, 2009, the notional amount outstanding of forward contracts designated as cash flow hedges was $49.7 million.

Derivatives not designated as hedging instruments under SFAS No. 133. The company also enters into forward currency contracts to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheet. These contracts are not designated as hedging instruments under SFAS No. 133. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income, net, on the consolidated statements of earnings together with the transaction gain or loss from the hedged balance sheet position.

   The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.
	Asset Derivatives				Liability Derivatives
	May 1, 2009		May 2, 2008		May 1, 2009		May 2, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as
Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$1,245	Prepaid expenses	$-	Accrued liabilities	$-	Accrued liabilities	$2,206

Derivatives Not Designated
as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$3,285	Prepaid expenses	-	Accrued liabilities	-	Accrued liabilities	2,497

Total Derivatives		$4,530		$-		$-		$4,703

     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments under SFAS No. 133 for the three and six months ended May 1, 2009 and May 2, 2008, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCI	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCI into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	May 1,	May 2,		May 1,	May 2,		May 1,	May 2,
For the three months ended	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(1,071)	$3,253	Net sales	$5,655	$(3,863)	Other income, net	$729	$(233)
Foreign exchange contracts	380	(281)	Cost of sales	(1,336)	113
Total	$(691)	$2,972		$4,319	$(3,750)

	May 1,	May 2,		May 1,	May 2,		May 1,	May 2,
For the six months ended	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(1,061)	$3,850	Net sales	$8,396	$(5,803)	Other income, net	$(499)	$99
Foreign exchange contracts	1,687	(246)	Cost of sales	(2,246)	163
Total	$626	$3,604		$6,150	$(5,640)

     As of May 1, 2009, the company anticipates to reclassify approximately $1.8 million of gains from AOCI to earnings during the next twelve months.
     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments under SFAS No. 133.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	May 1,	May 2,	May 1,	May 2,
(Dollars in thousands)	Recognized in Net Earnings	2009	2008	2009	2008

Foreign exchange contracts	Other income, net	$(947)	$(5,059)	$2,782	$(5,086)

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
     Assets and liabilities measured at fair value on a recurring basis, as of May 1, 2009, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign exchange contracts, net	-	$4,530	-	$4,530
Total	-	$4,530	-	$4,530

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

     In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. Additional lawsuits, some of which included additional plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims.
     In September 2008, the company and other defendants filed a motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that (i) transferred 23 lawsuits, which collectively asserted claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings, (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district, and (iii) provided that additional lawsuits will be treated as “tag-along” actions in accordance with its rules.
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009.  At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation for 120 days so that the parties could explore mediation. Formal mediation proceedings commenced and on May 28, 2009, the Court extended the litigation stay to August 28, 2009, and re-scheduled the status conference to September 2009. To date, more than 65 lawsuits have been filed in various federal and state courts, which collectively assert claims under the laws of approximately 50 jurisdictions.
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

Textron Innovations Inc. v. The Toro Company; The Toro Company v. Textron Inc. and Jacobsen. In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that the company willfully infringed certain claims of three Textron patents by selling its Groundsmaster® commercial mowers. Textron seeks damages for the company’s past sales and an injunction against future infringement. In August and November 2005, management answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, management filed with the USPTO to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO, and all of the claims asserted against the company in all three patents stand rejected. In April 2007, the Court granted the company’s motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings.
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and irrigation products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: professional, residential, and distribution. A company-owned distributorship, which consists of our distribution segment, has been combined with our corporate activities and financing functions. Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect it to continue to be, attributable to new and enhanced products.
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the second quarter of fiscal 2009 should be read in conjunction with the MD&A included in our Annual Report on Form 10-K (Item 7) for the fiscal year ended October 31, 2008.

RESULTS OF OPERATIONS

Overview

For the second quarter of fiscal 2009, our net sales were down 21.7 percent compared to the second quarter of fiscal 2008. Year-to-date net sales were also down by 19.6 percent compared to the same period last fiscal year. Shipments of most professional segment products were significantly down due to decreased demand and customers’ reluctance to place stocking orders largely as a consequence of the global recessionary conditions, which also resulted in lower field inventory levels for our domestic businesses. Residential segment net sales were also down by 4.7 percent and 2.8 percent for the second quarter and year-to-date periods of fiscal 2009, respectively, compared to the same periods in the prior fiscal year due mainly to a decline in shipments of riding products, which was somewhat offset by an increase in sales of walk power mowers as a result of additional product placement at a key retailer for a new and broader line of walk power mowers. International net sales declined 24.8 percent and 21.6 percent for the second quarter and year-to-date periods of fiscal 2009, respectively, from the same periods in the prior fiscal year, due also to reduced demand as a result of the recessionary conditions affecting our key international markets, as well as a stronger U.S. dollar that negatively impacted net sales by approximately $12 million and $24 million for the second quarter and year-to-date periods of fiscal 2009, respectively. Our net earnings declined 41.3 percent and 46.5 percent for the second quarter and year-to-date periods of fiscal 2009 to $36.9 million and $43.6 million, respectively, compared to the same periods in the prior fiscal year. These decreases were primarily the result of lower sales volumes and lower gross margin due to higher commodity costs, production cuts, and unfavorable product mix in the second quarter and year-to-date periods of fiscal 2009 compared to the same periods last fiscal year.
     During this difficult economic environment, we have been reducing expenses and continuing efforts to reduce working capital. As a result of these actions, our selling, general, and administrative (SG&A) expenses were down $22.7 million and $35.3 million for the second quarter and year-to-date periods of fiscal 2009, respectively, compared to the same periods in the prior fiscal year. In February 2009, we announced the reduction of our worldwide salaried and office workforce by approximately 100 employees, suspension of regularly scheduled salary increases, a reduction of officers’ salaries, changes in our vacation policy, and four furlough days – all for the remainder of fiscal 2009. Our inventory levels also decreased 18.7 percent for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, which also contributed to a decline in short-term debt of $118.6 million as of the end of the second quarter of fiscal 2009 compared to the end of the second quarter of fiscal 2008. We declared a cash dividend of $0.15 per share during the second quarter of fiscal 2009, which was equivalent to the cash dividend we declared in the first quarter of fiscal 2009 and each quarter of fiscal 2008.
     We expect the global economic slow-down to continue for at least the remainder of our fiscal year and to continue to have a negative impact on our financial results for fiscal 2009. However, we believe we are well positioned to manage through this challenging environment because of the actions we have taken to improve operating efficiency and asset utilization, as well as reducing expenses. Our continued focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2009 were $36.9 million, or $1.00 per diluted share, compared to $62.8 million, or $1.60 per diluted share, for the second quarter of fiscal 2008, net earnings per diluted share decrease of 37.5 percent. Year-to-date net earnings in fiscal 2009 were $43.6 million, or $1.18 per diluted share, compared to $81.4 million, or $2.07 per diluted share, last fiscal year, net earnings per diluted share decrease of 43.0 percent. The primary factors contributing to these declines were lower sales volumes and a decline in gross profit, somewhat offset by a decrease in SG&A expense and a lower effective tax rate.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.7)	(64.3)	(66.7)	(63.9)
Gross profit	32.3	35.7	33.3	36.1
Selling, general, and administrative expense	(20.5)	(19.6)	(24.6)	(23.2)
Interest expense	(0.9)	(0.8)	(1.0)	(1.0)
Other income (expense), net	0.3	(0.2)	0.2	0.1
Provision for income taxes	(3.8)	(5.3)	(2.7)	(4.2)
Net earnings	7.4%	9.8%	5.2%	7.8%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date periods of fiscal 2009 were down 21.7 percent and 19.6 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were down 29.2 percent and 26.4 percent for the second quarter and year-to-date periods of fiscal 2009, respectively, compared to the same period in the prior fiscal year as shipments for most product categories were hampered by decreased demand largely resulting from the global economic recession. Worldwide sales of golf maintenance equipment and irrigation systems were down significantly, as were sales of professionally installed residential/commercial irrigation products and landscape contractor equipment. Residential segment net sales also decreased by 4.7 percent and 2.8 percent for the second quarter and year-to-date periods of fiscal 2009, respectively, compared to the same periods in fiscal 2008 due mainly to a decline in worldwide shipments and decreased demand for riding products. Somewhat offsetting these declines were an increase in sales of walk power mowers as a result of additional product placement at a key retailer for a new and broader line of walk power mowers, as well as strong demand for snow thrower products in North America as a result of heavy snow falls during the winter season of 2008/2009 for the year-to-date comparison. International net sales for the second quarter and year-to-date periods of fiscal 2009 were down 24.8 percent and 21.6 percent, respectively, from the same periods in the prior fiscal year due also to reduced demand as a result of the recessionary conditions affecting our key international markets, as well as a stronger U.S. dollar compared to other currencies in which we transact business that accounted for approximately $12 million and $24 million of our net sales decline for the second quarter and year-to-date periods of fiscal 2009, respectively.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2009 decreased to 32.3 percent compared to 35.7 percent in the second quarter of fiscal 2008. Gross profit as a percent of net sales for the year-to-date period of fiscal 2009 also decreased to 33.3 percent compared to 36.1 percent for year-to-date period of fiscal 2008. These declines were due to the following factors: (i) higher average commodity costs; (ii) increased manufacturing costs from lower plant utilization as we cut production due to a decline in sales volumes, combined with efforts to lower inventory levels; (iii) lower sales of our higher-margin products; and (iv) a stronger U.S. dollar compared to other currencies in which we transact business, in each case in the second quarter and year-to-date periods of fiscal 2009 compared to the same periods in the prior fiscal year. Somewhat offsetting those negative factors were price increases introduced on most products and a decrease in freight expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense decreased $22.7 million, or 18.2 percent, for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. SG&A expense decreased $35.3 million, or 14.6 percent for the year-to-date period of fiscal 2009 compared to the year-to-date period of fiscal 2008. SG&A expense as a percentage of net sales for the second quarter and year-to-date periods of fiscal 2009 increased to 20.5 percent and 24.6 percent, respectively, compared to 19.6 percent and 23.2 percent for the second quarter and year-to-date periods of fiscal 2008, respectively, due to fixed SG&A costs spread over lower sales volumes. The decline in SG&A expense was primarily attributable to overall reduced spending in response to the continuing worldwide recessionary economic conditions, as well as lower profit sharing and incentive compensation expense of $1.8 million and $5.5 million for the second quarter and year-to-date periods of fiscal 2009, respectively, compared to the same periods in the prior fiscal year. Somewhat offsetting those declines were increased costs incurred for workforce reductions of $2.1 million and higher bad debt expense of $1.3 million, mainly for the year-to-date comparison.

Interest Expense

Interest expense for the second quarter and year-to-date periods of fiscal 2009 was down 18.4 percent and 14.8 percent, respectively, compared to the same periods in the prior fiscal year as a result of lower average short-term debt levels and a decline in average interest rates.

Other Income (Expense), Net

Other income, net for the second quarter and year-to-date periods of fiscal 2009 increased $2.3 million and $1.4 million, respectively, compared to the same periods in the prior fiscal year. These increases were due to foreign currency exchange rate gains this year compared to foreign currency exchange rate losses last year, somewhat offset by a decline in financing charge revenue and lower interest income.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2009 was 34.2 percent compared to 35.0 percent for the second quarter of fiscal 2008. The effective tax rate for the year-to-date period of fiscal 2009 was 34.2 percent compared to 35.1 percent for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily the result of the reinstatement of the domestic research tax credit and the tax impact of foreign currency exchange rate fluctuations, somewhat offset by a valuation allowance for foreign net operating losses and prior years’ provision adjustments of $0.6 million.

BUSINESS SEGMENTS

As described previously, we operate in three reportable business segments: professional, residential, and distribution. Company-owned domestic distributorships, which consists of our distribution segment, has been combined with our corporate activities and financing functions that is shown as “Other” in the following tables. Operating earnings for our professional and residential segments are defined as earnings from operations plus other income, net. Operating loss for “Other” includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, net, and interest expense.

     The following table summarizes net sales by segment:
	Three Months Ended
(Dollars in thousands)	May 1,	May 2,
	2009	2008	$ Change	% Change
Professional	$310,377	$438,650	$(128,273)	(29.2)%
Residential	183,557	192,549	(8,992)	(4.7)
Other	5,918	7,311	(1,393)	(19.1)
Total *	$499,852	$638,510	$(138,658)	(21.7)%

* Includes international sales of:	$148,756	$197,770	$(49,014)	(24.8)%

	Six Months Ended
(Dollars in thousands)	May 1,	May 2,
	2009	2008	$ Change	% Change
Professional	$539,746	$733,697	$(193,951)	(26.4)%
Residential	290,581	298,874	(8,293)	(2.8)
Other	9,697	11,738	(2,041)	(17.4)
Total *	$840,024	$1,044,309	$(204,285)	(19.6)%

* Includes international sales of:	$279,147	$356,227	$(77,080)	(21.6)%

     The following table summarizes operating earnings (loss) before income taxes by segment:

	Three Months Ended
(Dollars in thousands)	May 1,	May 2,
	2009	2008	$ Change	% Change
Professional	$56,859	$96,907	$(40,048)	(41.3)%
Residential	16,581	20,782	(4,201)	(20.2)
Other	(17,383)	(21,083)	3,700	17.5
Total	$56,057	$96,606	$(40,549)	(42.0)%

	Six Months Ended
(Dollars in thousands)	May 1,	May 2,
	2009	2008	$ Change	% Change
Professional	$86,988	$148,460	$(61,472)	(41.4)%
Residential	21,421	24,563	(3,142)	(12.8)
Other	(42,199)	(47,582)	5,383	11.3
Total	$66,210	$125,441	$(59,231)	(47.2)%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date periods of fiscal 2009 were down 29.2 percent and 26.4 percent, respectively, compared to the same periods last fiscal year. Shipments declined for most domestic and international product categories due to decreased demand and customers’ reluctance to place stocking orders as a result of the continued worldwide recessionary economic conditions, which also resulted in lower field inventory levels for our domestic businesses. Worldwide sales of golf maintenance equipment and irrigation systems were significantly down as customers delayed investments in new equipment at existing golf courses and new golf course construction slowed. In addition, sales of professionally installed residential/commercial irrigation systems were down due to decreased demand largely as a result of ongoing weakness in the housing and commercial construction markets. Sales of landscape contractor equipment were also down due to the recessionary economic conditions, but were somewhat offset by positive customer response to new product introductions.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date periods of fiscal 2009 decreased 41.3 percent and 41.4 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margin decreased to 18.3 percent compared to 22.1 percent in the second quarter of fiscal 2008, and the fiscal 2009 year-to-date professional segment operating margin decreased to 16.1 percent compared to 20.2 percent from the same period last fiscal year. These profit declines were primarily attributable to lower gross margins due to the same factors discussed previously in the Gross Profit section. Higher SG&A expense as a percentage of net sales also adversely affected operating earnings, which was due mainly to fixed SG&A costs spread over lower sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date periods of fiscal 2009 were down 4.7 percent and 2.8 percent, respectively, compared to the same periods last fiscal year. These sales declines were due mainly to lower worldwide shipments and reduced demand for riding products. Somewhat offsetting these declines were an increase in sales of walk power mowers as a result of additional product placement at a key retailer for a new and broader line of walk power mowers, as well as strong demand for snow thrower products in North America as a result of heavy snow falls during the winter season of 2008/2009 for the year-to-date comparison.

Operating Earnings. Operating earnings for the residential segment in the second quarter and year-to-date periods of fiscal 2009 decreased 20.2 percent and 12.8 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, residential segment operating margin decreased to 9.0 percent compared to 10.8 percent in the second quarter of fiscal 2008, and fiscal 2009 year-to-date residential segment operating margin decreased to 7.4 percent compared to 8.2 percent last fiscal year. These profit declines were primarily attributable to lower gross margins due mainly to higher average commodity costs in the first half of fiscal 2009 compared to the first half of fiscal 2008 and unfavorable product mix. Somewhat offsetting the profit decline was lower SG&A expense as a percent of net sales from a decline in spending for marketing, administration, warehousing, and engineering expenses as a result of budget reductions.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution company less sales from the professional and residential segments to that distribution company. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. Net sales for the other segment were down for the second quarter and year-to-date periods of fiscal 2009 compared to the same periods last fiscal year by $1.4 million, or 19.1 percent, and $2.0 million, or 17.4 percent, respectively, as a result of reduced demand due to the domestic economic recession, as well as a reduction in the elimination of floor plan interest costs as a result of lower receivables with Toro Credit Company and a reduction in interest rates.

Operating Losses. Operating losses for the other segment were down for the second quarter and year-to-date periods of fiscal 2009 by $3.7 million, or 17.5 percent, and $5.4 million, or 11.3 percent, respectively, compared to the same periods last fiscal year. The loss decreases were primarily attributable to the following factors: (i) overall reduced spending in response to the economic downturn; (ii) foreign currency exchange rate gains this year compared to foreign currency exchange rate losses last year; and (iii) decreased interest expense, previously discussed. For the year-to-date period of fiscal 2009 compared to the year-to-date period of fiscal 2008, the other segment operating loss was also impacted by a decline in profit sharing and incentive compensation expense, somewhat offset by costs incurred for workforce reductions and higher bad debt expense.

FINANCIAL POSITION

Working Capital

We have taken proactive measures to help us manage through the tough economic environment that continued to persist through the second quarter of fiscal 2009, including adjusting production plans, controlling costs, and managing our assets. As such, our financial condition remains strong. We continue to place additional emphasis on asset management with our GrowLean initiative, with a focus on: (i) achieving strong profitability of our products and services all the way through the supply chain; (ii) minimizing the amount of working capital in the supply chain; and (iii) maintaining or improving order replenishment and service levels to end users.
     Receivables as of the end of the second quarter of fiscal 2009 were down 25.5 percent compared to the end of the second quarter of fiscal 2008 due in part to the decrease in net sales. Our average day’s sales outstanding for receivables improved to 69 days based on sales for the last twelve months ended May 1, 2009, compared to 71 days for the twelve months ended May 2, 2008. Inventory was also down as of the end of the second quarter of fiscal 2009 by 18.7 percent compared to the end of the second quarter of fiscal 2008, and average inventory turnover improved 9.9 percent for the twelve months ended May 1, 2009 compared to the twelve months ended May 2, 2008.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Cash Flow. The first half of our fiscal year historically uses more operating cash than the second half of our fiscal year due to the seasonality of our business. Cash used in operating activities for the first six months of fiscal 2009 was $38.4 million lower than the first six months of fiscal 2008 due primarily to a lower increase in receivables and inventory levels for the first six months of fiscal 2009 compared to the same period last fiscal year, which was somewhat offset by a decline in net earnings and a lower increase in accounts payable and accrued liabilities for the first six months of fiscal 2009 compared to the same period last fiscal year. Cash used in investing activities was lower by $4.5 million compared to the first six months of fiscal 2008, due mainly to a decrease in purchases of property, plant, and equipment in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. Cash provided by financing activities was also lower by $84.0 million compared to the first six months of fiscal 2008, due to a substantial decline in short-term debt for the first six months of fiscal 2009 compared to the first six months of fiscal 2008, somewhat offset by lower levels of repurchases of our common stock for the first six-month comparison.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $16 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. As of May 1, 2009, we had $32.9 million of outstanding short-term debt and $10.1 million of outstanding standby letters of credit. Average short-term debt was $27.5 million in the first six months of fiscal 2009 compared to $103.0 million in the first six months of fiscal 2008, a decrease of 73.3 percent. This decline was due mainly to a decrease in working capital needs in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 as a result of lower levels of accounts receivable and inventory, as previously discussed, as well as lower levels of repurchases of our common stock during the first six months of fiscal 2009 compared to the same period last fiscal year. As of May 1, 2009, we had $198.7 million of unutilized availability under our credit agreements.
     Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of May 1, 2009, and expect to be in compliance with all covenants during the remainder of fiscal 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations generally relate to customer financing activities, inventory purchase commitments, deferred compensation arrangements, and operating lease commitments. Third party financing companies purchased $114.8 million of receivables from us during the first six months of fiscal 2009, and $109.8 million was outstanding as of May 1, 2009. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. No material change in this information occurred during the first six months of fiscal 2009.

Inflation

We are subject to the effects of inflation and changing prices. In the first half of fiscal 2009, average prices paid for commodities we purchase, namely steel and steel components, were higher compared to the first half of fiscal 2008, which hampered our gross margin rate. Somewhat offsetting those higher costs were lower average prices paid for fuel and petroleum-based resins. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities for the remainder of fiscal 2009 to be approximately equal to the average prices paid in fiscal 2008, if commodity costs continue to trend similar to the first half of fiscal 2009. We plan to attempt to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, and internal cost reduction efforts.

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
     No other new accounting pronouncement that has been issued but not yet effective for us during the second quarter of fiscal 2009 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” ”forecast,”

“optimistic,” “plan,” “anticipate,” “continue,” “estimate,” “believe,” “could,” “should,” ”would,” “may,” “possible,” “likely,” “intend,” and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•
Economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings, which includes but is not limited to continuation or worsening of the recessionary conditions in the U.S. and other regions around the world and worldwide slow or negative economic growth rates; continued slow down or reductions in golf course development, renovation, and improvement; continued slow down or reductions in home ownership, construction, and home sales; reduced consumer spending levels; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; increased unemployment rates; interest rates; inflation; reduced consumer confidence; and general economic and political conditions and expectations in the United States and the foreign economies in which we conduct business.

•
Increases in the cost and availability of raw materials and components that we purchase and increases in our other costs of doing business, including transportation costs, may adversely affect our profit margins and business.

•	Weather conditions may reduce demand for some of our products and adversely affect our net sales.
•
Our professional segment net sales are dependent upon the level of growth in the residential and commercial construction markets, the level of homeowners who outsource lawn care, the amount of investment in golf course renovations and improvements, new golf course development, golf course closures, availability of credit on acceptable credit terms to finance product purchases, and the level of government and municipal revenue, budget, and spending levels for grounds maintenance equipment and other factors.

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

•
We intend to grow our business in part through additional acquisitions, alliances, stronger customer relations, and new partnerships, which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions, alliances, and partnerships.

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

•
Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as natural or man-made disasters or global pandemics that may result in shortages of raw materials, higher fuel costs, and an increase in insurance premiums; financial viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K (Item 1A).
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
     We enter into various contracts, principally forward currency contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and six months ended May 1, 2009, the amount of gains reclassified to earnings for such cash flow hedges was $4.3 million and $6.1 million, respectively. For the six months ended May 1, 2009, the gains treated as an increase to net sales for contracts to hedge trade sales were $8.4 million and the losses treated as an increase to cost of sales for contracts to hedge inventory purchases were $2.2 million.
     The following foreign currency exchange rate contracts held by us have maturity dates in fiscal 2009 and 2010. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net for the six months ended May 1, 2009 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7690	$29,754.1	$2,497.7	$2,077.6
Buy US dollar/Sell Canadian dollar	0.9579	4,118.9	397.3	686.7
Buy US dollar/Sell Euro	1.4153	74,801.2	2,785.0	8,484.3
Buy Euro/Sell US dollar	1.3388	476.5	-	(4.4)
Buy US dollar/Sell British pound	1.4619	10,964.5	-	(117.7)
Buy Mexican peso/Sell US dollar	12.7702	28,503.8	(2,798.0)	(2,181.6)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal second quarter ended May 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the “MDL Panel”) that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. Additional lawsuits, some of which included additional plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims.
     In September 2008, the company and other defendants filed a motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that (i) transferred 23 lawsuits, which collectively asserted claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings, (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district, and (iii) provided that additional lawsuits will be treated as “tag-along” actions in accordance with its rules.
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009.  At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation for 120 days so that the parties could explore mediation. Formal mediation proceedings commenced and on May 28, 2009, the Court extended the litigation stay to August 28, 2009, and re-scheduled the status conference to September 2009. To date, more than 65 lawsuits have been filed in various federal and state courts, which collectively assert claims under the laws of approximately 50 jurisdictions.
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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2009 stock repurchase activity.

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 31, 2009 through February 27, 2009	-		$-	-	2,269,552

February 28, 2009 through March 27, 2009	56,728		27.58	56,728	2,212,824

March 28, 2009 through May 1, 2009	58,913	(2)	29.62	55,571	2,157,253

Total	115,641		$28.62	112,299

(1)
On May 21, 2008, the company’s Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)
Includes 3,342 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $25.66 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 3,342 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Shareholders was held on March 18, 2009. The results of the shareholder vote on the business brought before the meeting were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Votes
1. Elect as directors the nominees named in thecompany’s proxy statement, each to serve for a termof three years ending at the 2012 Annual Meeting ofShareholders
Janet K. Cooper	31,334,838	2,125,175	0	0
Gary L. Ellis	33,056,733	403,280	0	0
Gregg W. Steinhafel	32,709,031	750,982	0	0
2. Approve an amendment to The Toro Company 2000 Directors Stock Plan to increase the number of shares of the company’s common stock authorized for issuance under the plan by 65,000	26,739,172	2,349,903	418,234	3,952,704
3. Ratify the selection of KPMG LLP as the company’s independent registered public accounting firm for its fiscal year ending October 31, 2009	33,181,367	117,374	161,272	0

Robert C. Buhrmaster, Winslow H. Buxton, Robert H. Nassau, and Christopher A. Twomey continue to serve as directors for terms ending at the 2010 Annual Meeting of Shareholders.

Katherine J. Harless, Michael J. Hoffman, and Inge G. Thulin continue to serve as directors for terms ending at the 2011 Annual Meeting of Shareholders.

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	10.1	The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (filed herewith).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 5, 2009	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)