Form 10-Q
period 2009-07-31
TORO CO
filed 2009-09-03
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2009

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

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of August 28, 2009 was 34,224,232.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
Net sales	$394,859	$492,635	$1,234,883	$1,536,944
Cost of sales	261,061	318,695	821,600	986,101
Gross profit	133,798	173,940	413,283	550,843
Selling, general, and administrative expense	94,181	110,874	300,971	352,934
Earnings from operations	39,617	63,066	112,312	197,909
Interest expense	(4,429)	(4,645)	(13,207)	(14,947)
Other (expense) income, net	(4,018)	(368)	(1,725)	532
Earnings before income taxes	31,170	58,053	97,380	183,494
Provision for income taxes	11,393	19,826	34,011	63,856
Net earnings	$19,777	$38,227	$63,369	$119,638

Basic net earnings per share of common stock	$0.55	$1.01	$1.75	$3.13

Diluted net earnings per share of common stock	$0.54	$0.99	$1.73	$3.06

Weighted-average number of shares of common
stock outstanding – Basic	35,981	37,901	36,248	38,177

Weighted-average number of shares of common
stock outstanding – Diluted	36,357	38,708	36,626	39,039

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	July 31,	August 1,	October 31,
	2009	2008	2008
ASSETS
Cash and cash equivalents	$130,735	$55,013	$99,359
Receivables, net	269,886	364,988	256,259
Inventories, net	160,589	211,760	207,084
Prepaid expenses and other current assets	12,224	14,811	27,491
Deferred income taxes	58,542	56,147	53,755
Total current assets	631,976	702,719	643,948

Property, plant, and equipment	539,717	608,554	518,536
Less accumulated depreciation	373,742	434,742	349,669
	165,975	173,812	168,867

Deferred income taxes	6,445	6,485	6,476
Other assets	9,318	7,538	7,949
Goodwill	86,321	86,099	86,192
Other intangible assets, net	17,660	15,682	18,828
Total assets	$917,695	$992,335	$932,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,027	$2,441	$3,276
Short-term debt	-	-	2,326
Accounts payable	68,304	86,824	92,997
Accrued liabilities	237,259	258,246	225,852
Total current liabilities	308,590	347,511	324,451

Long-term debt, less current portion	225,521	227,266	227,515
Deferred revenue	8,517	9,372	9,363
Other long-term liabilities	6,274	6,464	6,256

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 34,441,771 shares as of July 31, 2009, 36,123,341 shares as of August 1, 2008, and 35,484,766 shares as of October 31, 2008	34,442	36,123	35,485
Retained earnings	343,102	364,384	337,734
Accumulated other comprehensive (loss) income	(8,751)	1,215	(8,544)
Total stockholders' equity	368,793	401,722	364,675
Total liabilities and stockholders' equity	$917,695	$992,335	$932,260

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Nine Months Ended
	July 31,	August 1,
	2009	2008
Cash flows from operating activities:
Net earnings	$63,369	$119,638
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Equity losses from investments	46	439
Provision for depreciation and amortization	29,537	32,196
Gain on disposal of property, plant, and equipment	(51)	(89)
Gain on sale of business	-	(113)
Stock-based compensation expense	2,959	4,366
Decrease (increase) in deferred income taxes	1,178	(1,490)
Changes in operating assets and liabilities:
Receivables, net	(10,487)	(79,252)
Inventories, net	51,841	39,663
Prepaid expenses and other assets	(1,612)	(3,712)
Accounts payable, accrued expenses, and deferred revenue and other long-term liabilities	(17,816)	14,059
Net cash provided by operating activities	118,964	125,705

Cash flows from investing activities:
Purchases of property, plant, and equipment	(24,003)	(34,304)
Proceeds from asset disposals	200	880
Increase in investment in affiliates	-	(250)
Decrease (increase) in other assets	122	(288)
Proceeds from sale of a business	-	1,048
Acquisitions, net of cash acquired	-	(1,000)
Net cash used in investing activities	(23,681)	(33,914)

Cash flows from financing activities:
Decrease in short-term debt	(3,237)	(372)
Repayments of long-term debt, net of costs	(2,206)	(1,124)
Excess tax benefits from stock-based awards	4,478	3,511
Proceeds from exercise of stock-based awards	4,877	3,506
Purchases of Toro common stock	(55,044)	(86,679)
Dividends paid on Toro common stock	(16,313)	(17,170)
Net cash used in financing activities	(67,445)	(98,328)

Effect of exchange rates on cash	3,538	(497)

Net increase (decrease) in cash and cash equivalents	31,376	(7,034)
Cash and cash equivalents as of the beginning of the fiscal period	99,359	62,047
Cash and cash equivalents as of the end of the fiscal period	$130,735	$55,013
See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2009

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Certain amounts from prior periods’ financial statements have been reclassified to conform to this period’s presentation. Since the company’s business is seasonal, operating results for the nine months ended July 31, 2009 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2009. Additional factors that could cause our actual results to differ materially from our expected results, including any forward-looking statements made in this report, are described in our most recently filed Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors” and later in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information” and Part II, Item IA, “Risk Factors.”
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

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in our Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors” for the fiscal year ended October 31, 2008, which include, among others, the continued recessionary economic conditions, tight credit markets, unfavorable foreign currency exchange rate changes, higher commodity costs, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Note 1 to the consolidated financial statements in the company’s most recent Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other notes to the consolidated financial statements in the company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
Net earnings	$19,777	$38,227	$63,369	$119,638
Other comprehensive income (loss):
Cumulative translation adjustments	6,716	(132)	8,441	996
Pension liability adjustment, net of tax	595	-	595	175
Unrealized (loss) gain on derivative
instruments, net of tax	(2,470)	903	(9,243)	2,941
Comprehensive income	$24,618	$38,998	$63,162	$123,750

Stock-Based Compensation

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” Option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to directors, officers, and other key employees in the first quarter of the company’s fiscal year. For all options granted during the first quarter of fiscal 2009, the options vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a director has served on the company’s Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in The Toro Company 2000 Stock Option Plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement. The company also generally issues performance share awards to officers and other key employees in the first quarter of the company’s fiscal year. The company determines the fair value of these performance share awards as of the date of grant and recognizes the expense over the three-year vesting period. Total compensation expense for option and performance share awards for the third quarter of fiscal 2009 and 2008 was $0.9 million and $1.1 million, respectively. Year-to-date compensation expense for option and performance share awards through the third quarter of fiscal 2009 and 2008 was $3.0 million and $4.4 million, respectively.
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
     The weighted-average fair value of options granted during fiscal 2009 and 2008 was $7.93 per share and $13.90 per share, respectively. The fair value of performance share awards granted during the first quarter of fiscal 2009 and 2008 was $28.62 per share and $58.96 per share, respectively. No performance share awards were granted during the second or third quarters of fiscal 2009 or fiscal 2008.

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
     Inventories were as follows:

(Dollars in thousands)	July 31,	August 1,	October 31,
	2009	2008	2008
Raw materials and work in process	$54,780	$59,615	$63,268
Finished goods and service parts	156,112	195,034	194,118
Total FIFO value	210,892	254,649	257,386
Less: adjustment to LIFO value	50,303	42,889	50,302
Total	$160,589	$211,760	$207,084

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	July 31,	August 1,	July 31,	August 1,
Basic	2009	2008	2009	2008
Weighted-average number of shares of common stock	35,981	37,901	36,243	38,169
Assumed issuance of contingent shares	-	-	5	8
Weighted-average number of shares of common stock and assumed issuance of contingent shares	35,981	37,901	36,248	38,177
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	35,981	37,901	36,248	38,177
Effect of dilutive securities	376	807	378	862
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	36,357	38,708	36,626	39,039

     Options to purchase an aggregate of 1,493,976 and 1,457,742 shares of common stock outstanding during the third quarters of fiscal 2009 and 2008, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 1,495,271 and 1,457,742 shares of common stock outstanding during the year-to-date periods through the third quarter of fiscal 2009 and 2008, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2009 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2008	$75,456	$10,736	$86,192
Translation adjustment	32	97	129
Balance as of July 31, 2009	$75,488	$10,833	$86,321

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) July 31, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$7,653	$(6,650)	$1,003
Non-compete agreements	2-10	2,439	(1,437)	1,002
Customer related	10-13	6,346	(1,325)	5,021
Developed technology	2-10	7,932	(2,876)	5,056
Other		800	(800)	—
Total amortizable		25,170	(13,088)	12,082
Non-amortizable - Trade names		5,578	—	5,578
Total other intangible assets, net		$30,748	$(13,088)	$17,660

(Dollars in thousands) October 31, 2008	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$7,653	$(6,320)	$1,333
Non-compete agreements	2-10	2,439	(1,180)	1,259
Customer related	10-13	6,327	(928)	5,399
Developed technology	2-10	7,586	(2,327)	5,259
Other		800	(800)	—
Total amortizable		24,805	(11,555)	13,250
Non-amortizable - Trade names		5,578	—	5,578
Total other intangible assets, net		$30,383	$(11,555)	$18,828

     Amortization expense for intangible assets during the first nine months of fiscal 2009 was $1.4 million. Estimated amortization expense for the remainder of fiscal 2009 and succeeding fiscal years is expected to be as follows: fiscal 2009 (remainder), $0.5 million; fiscal 2010, $1.7 million; fiscal 2011, $1.7 million; fiscal 2012, $1.6 million; fiscal 2013, $1.5 million; fiscal 2014; $1.1 million; and after fiscal 2014, $4.0 million.

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

     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended July 31, 2009	Professional	Residential	Other	Total
Net sales	$260,884	$126,181	$7,794	$394,859
Intersegment gross sales	5,226	130	(5,356)	-
Earnings (loss) before income taxes	39,436	10,701	(18,967)	31,170

Three months ended August 1, 2008	Professional	Residential	Other	Total
Net sales	$359,070	$124,671	$8,894	$492,635
Intersegment gross sales	9,626	2,317	(11,943)	-
Earnings (loss) before income taxes	71,179	3,370	(16,496)	58,053

Nine months ended July 31, 2009	Professional	Residential	Other	Total
Net sales	$800,630	$416,762	$17,491	$1,234,883
Intersegment gross sales	16,168	1,019	(17,187)	-
Earnings (loss) before income taxes	126,424	32,122	(61,166)	97,380
Total assets	460,115	153,827	303,753	917,695

Nine months ended August 1, 2008	Professional	Residential	Other	Total
Net sales	$1,092,767	$423,545	$20,632	$1,536,944
Intersegment gross sales	25,587	6,772	(32,359)	-
Earnings (loss) before income taxes	219,639	27,933	(64,078)	183,494
Total assets	536,084	207,645	248,606	992,335

The following table presents the details of the other segment operating loss before income taxes:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
Corporate expenses	$(14,931)	$(15,303)	$(54,744)	$(59,191)
Finance charge revenue	213	247	733	853
Elimination of corporate financing expense	2,031	2,528	5,604	7,778
Interest expense, net	(4,429)	(4,645)	(13,207)	(14,947)
Other	(1,851)	677	448	1,429
Total	$(18,967)	$(16,496)	$(61,166)	$(64,078)

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized Toro distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells extended warranty coverage on select products for a prescribed period after the factory warranty period expires.
     Warranty provisions, claims, and changes in estimates for the first nine-month periods in fiscal 2009 and 2008 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Nine Months Ended	Balance	Provisions	Claims	Estimates	Balance
July 31, 2009	$58,770	$26,631	$(26,814)	$1,408	$59,995

August 1, 2008	$62,030	$35,829	$(29,421)	$(391)	$68,047

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the postretirement medical and dental benefit plan:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
Service cost	$54	$89	$162	$267
Interest cost	175	129	525	387
Prior service cost	(48)	(48)	(144)	(144)
Amortization of losses	48	53	144	159
Net expense	$229	$223	$687	$669

As of July 31, 2009, the company had contributed approximately $0.3 million to its postretirement medical and dental benefit plan in fiscal 2009. The company expects to contribute a total of $0.4 million in fiscal 2009, including contributions made through July 31, 2009.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.8 million and $11.9 million for the third quarter and year-to-date periods in fiscal 2009, respectively, and $4.0 million and $12.2 million for the third quarter and year-to-date periods in fiscal 2008, respectively.
  The company also offers participants in the company’s deferred compensation plans the ability to invest their deferred compensation in multiple investment funds. The fair value of the investment in the deferred compensation plans as of July 31, 2009 was $14.7 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

Income Taxes

The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2005 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2004. The Internal Revenue Service is currently examining the company’s income tax returns for the 2006 and 2007 fiscal years. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company’s financial statements as of July 31, 2009. Although the outcome of this examination cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.
     As of July 31, 2009 and August 1, 2008, the company had $5.4 million of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits was $0.9 million as of both July 31, 2009 and August 1, 2008. The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes. Included in other long-term liabilities as of July 31, 2009 was approximately $3.0 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate.
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

Cash flow hedges. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet. The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.
     The company formally assesses at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income (AOCI) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the three and nine month periods of fiscal 2009, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of July 31, 2009, the notional amount outstanding of forward contracts designated as cash flow hedges was $76.5 million.

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

   The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.
	Asset Derivatives				Liability Derivatives
	July 31, 2009		August 1, 2008		July 31, 2009		August 1, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as
Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$-	Prepaid expenses	$-	Accrued liabilities	$1,789	Accrued liabilities	$816

Derivatives Not Designated
as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$46	Prepaid expenses	-	Accrued liabilities	-	Accrued liabilities	1,542

Total Derivatives		$46		$-		$1,789		$2,358

     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments under SFAS No. 133 for the three and nine months ended July 31, 2009 and August 1, 2008, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCI	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCI into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	July 31,	August 1,		July 31,	August 1,		July 31,	August 1,
For the three months ended	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$12,239	$585	Net sales	$2,647	$(1,499)	Other (expense) income, net	$(102)	$(522)
Foreign exchange contracts	(6,365)	(270)	Cost of sales	(1,255)	282
Total	$5,874	$315		$1,392	$(1,217)

	July 31,	August 1,		July 31,	August 1,		July 31,	August 1,
For the nine months ended	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$11,178	$4,435	Net sales	$11,043	$(7,302)	Other (expense) income, net	$397	$(423)
Foreign exchange contracts	(4,678)	(516)	Cost of sales	(3,501)	445
Total	$6,500	$3,919		$7,542	$(6,857)

     As of July 31, 2009, the company anticipates to reclassify approximately $1.1 million of losses from AOCI to earnings during the next twelve months.
     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments under SFAS No. 133.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	July 31,	August 1,	July 31,	August 1,
(Dollars in thousands)	Recognized in Net Earnings	2009	2008	2009	2008

Foreign exchange contracts	Other (expense) income, net	$(4,810)	$(5,158)	$(7,592)	$(72)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 introduces a framework for measuring fair value and expands required disclosures about fair value measurements of assets and liabilities. The company adopted the standard for financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis as of November 1, 2008, and there was no financial statement impact resulting from the adoption. The company will adopt the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured on a recurring basis during the first quarter of fiscal 2010, as required.
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
     Assets and liabilities measured at fair value on a recurring basis, as of July 31, 2009, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign exchange contracts, net	-	$(1,743)	-	$(1,743)
Total	-	$(1,743)	-	$(1,743)

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

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation. In June 2004, individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a class action lawsuit in Illinois state court against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. Those individuals later amended their complaint to add additional plaintiffs and an additional defendant. The plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and state statutory and common law claims. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees.
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified the company that it had reached a settlement agreement with the plaintiffs.
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
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings commenced and those efforts are continuing. To date, lawsuits have been filed in federal and state courts throughout the United States, which collectively assert claims under the laws of each state.
     Management continues to evaluate these lawsuits but is unable to assess at this time whether these lawsuits will have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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

Subsequent Events
On August 12, 2009, the company and TCF Inventory Finance, Inc. (TCFIF), an indirect subsidiary of TCF National Bank, established a joint venture in the form of a Delaware limited liability company named Red Iron Acceptance, LLC (“Red Iron”) to provide inventory financing, including floor plan financing and open account financing, to distributors and dealers of the company’s products in the United States and to select distributors of the company’s products in Canada. Additionally, in connection with the joint venture, TCFIF will implement a program to provide inventory financing to dealers of the company’s products in Canada. In connection with the establishment of the joint venture, the company has given the requisite 90 day notice of termination to the third party financing company currently providing floor plan financing to dealers of the company’s products in the United States and Canada. It is expected that Red Iron will begin financing receivables during the company’s fourth quarter of fiscal 2009 and first quarter of fiscal 2010. The company will continue to provide inventory financing to mass market retailer customers, general line irrigation dealers, wholly owned distributors, non-United States and non-Canadian international distributors and dealers, and government entity customers.
     With respect to the joint venture, the company expects to sell to Red Iron certain inventory receivables, including floor plan receivables and open account receivables, from distributors and dealers of the company’s products, and certain related assets, including security interests, financing agreements and books and records relating to the receivables, at a purchase price equal to the face value of the receivables or the purchase price paid for such receivables. It is expected that such receivables and related assets will be sold to Red Iron in more than one transaction. The first transaction is expected to occur during the company’s fourth quarter of fiscal 2009. A second transaction is expected to occur during the company’s first quarter of fiscal 2010. Pursuant to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as the company sells receivables to Red Iron, the company will derecognize the receivables from its books upon receipt of cash from Red Iron for receivables sold.

     The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company does not intend to consolidate Red Iron’s financial statements with its consolidated financial statements and instead intends to account for its investment in Red Iron under the equity method of accounting.
     The company evaluated all subsequent event activity through September 3, 2009 (the issue date of this Quarterly Report on Form 10-Q) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the third quarter of fiscal 2009 should be read in conjunction with the MD&A included in our Annual Report on Form 10-K (Item 7) for the fiscal year ended October 31, 2008.

RESULTS OF OPERATIONS

Overview

For the third quarter of fiscal 2009, our net sales were down 19.8 percent compared to the third quarter of fiscal 2008. Year-to-date net sales were also down by 19.7 percent compared to the same period last fiscal year. Shipments of most professional segment products were significantly down due to decreased demand resulting largely as a consequence of the global recessionary conditions. Domestic field inventory levels were also down as of the end of the third quarter of fiscal 2009 compared to the end of the third quarter of fiscal 2008 as a result of continued focus and improved field inventory management during this economic downturn. Residential segment net sales increased slightly by 1.2 percent for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008; however, year-to-date residential segment net sales declined slightly by 1.6 percent compared to the same period in the prior fiscal year. Sales of walk power mowers increased for the third quarter and year-to-date periods of fiscal 2009 compared to the same periods last fiscal year due mainly to additional product placement at a key retailer for a new and broader line of walk power mowers. However, sales of snow thrower products were down for the third quarter and year-to-date periods of fiscal 2009 compared to the same periods in the prior fiscal year due to the timing of the introduction for a new redesigned offering of snow thrower products that are anticipated to ship in the fourth calendar quarter of 2009. International net sales declined 20.1 percent and 21.4 percent for the third quarter and year-to-date periods of fiscal 2009, respectively, from the same periods in the prior fiscal year, also due to reduced demand as a result of the recessionary conditions affecting our key international markets, as well as a stronger U.S. dollar compared to other currencies in which we transact business that negatively impacted net sales by approximately $8 million and $31 million for the third quarter and year-to-date periods of fiscal 2009, respectively. Our net earnings declined 48.3 percent and 47.0 percent for the third quarter and year-to-date periods of fiscal 2009 to $19.8 million and $63.4 million, respectively, compared to the same periods in the prior fiscal year. These decreases were primarily the result of lower sales volumes, a decline in gross profit due to production cuts and unfavorable product mix, an increase in other expense from several legal matters, costs incurred for workforce adjustments, and a higher effective tax rate, somewhat offset by lower selling, general, and administrative (SG&A) expenses in the third quarter and year-to-date periods of fiscal 2009 compared to the same periods last fiscal year.
     During this difficult economic environment, we have been reducing expenses and continuing efforts to reduce working capital. As a result of these actions, our SG&A expenses were down $16.7 million and $52.0 million for the third quarter and year-to-date periods of fiscal 2009, respectively, compared to the same periods in the prior fiscal year. In fiscal 2009, we reduced our worldwide salaried and office workforce by approximately 135 employees through workforce adjustment programs, suspended regularly scheduled salary increases, reduced officers’ salaries, changed our vacation policy, and added four furlough days. Our inventory levels also decreased 24.2 percent to $160.6 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, the lowest level in more than a decade.

     We declared a cash dividend of $0.15 per share during the third quarter of fiscal 2009, which was equivalent to the per share cash dividend we declared in the first and second quarters of fiscal 2009 and each quarter of fiscal 2008.
     On August 12, 2009, we announced the formation of Red Iron Acceptance, LLC, a joint venture we have entered into with TCF Inventory Finance, Inc. The purpose of establishing this joint venture is to provide inventory financing for our distributor and dealers in the United States and Canada, as well as to free up our working capital for other purposes, which may include, among other things, strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes. Additional information regarding the joint venture with TCFIF is presented in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements (Unaudited)” in the section entitled Subsequent Events.
     We expect the global economic slow-down will continue for at least the remainder of our fiscal year and to have a negative impact on our financial results for fiscal 2009. However, we believe the actions we have taken to improve operating efficiency and asset utilization, as well as reduce expenses, have positioned us well to manage through this continuing challenging economic environment. Our continued focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the third quarter of fiscal 2009 were $19.8 million, or $0.54 per diluted share, compared to $38.2 million, or $0.99 per diluted share, for the third quarter of fiscal 2008, a net earnings per diluted share decrease of 45.5 percent. Year-to-date net earnings in fiscal 2009 were $63.4 million, or $1.73 per diluted share, compared to $119.6 million, or $3.06 per diluted share, last fiscal year, a net earnings per diluted share decrease of 43.5 percent. The primary factors contributing to these declines were lower sales volumes, a decline in gross profit, an increase in other expense from several legal matters, costs incurred for workforce adjustments, and a higher effective tax rate, somewhat offset by a decrease in SG&A expense.
     The following table summarizes the major operating costs as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.1)	(64.7)	(66.5)	(64.2)
Gross profit	33.9	35.3	33.5	35.8
Selling, general, and administrative expense	(23.9)	(22.5)	(24.4)	(23.0)
Interest expense	(1.1)	(0.9)	(1.1)	(1.0)
Other (expense) income, net	(1.0)	(0.1)	(0.1)	0.1
Provision for income taxes	(2.9)	(4.0)	(2.8)	(4.1)
Net earnings	5.0%	7.8%	5.1%	7.8%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date periods of fiscal 2009 were down 19.8 percent and 19.7 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were down 27.3 percent and 26.7 percent for the third quarter and year-to-date periods of fiscal 2009, respectively, compared to the same periods in the prior fiscal year as shipments for most product categories were hampered by decreased demand largely resulting from the global economic recession. Worldwide sales of golf maintenance equipment and irrigation systems were down significantly, as were sales of professionally installed residential/commercial irrigation products and landscape contractor equipment. Residential segment net sales increased slightly by 1.2 percent for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, but declined by 1.6 percent for the year-to-date period of fiscal 2009 compared to the same period in fiscal 2008. Sales of walk power mowers increased due mainly to additional product placement at a key retailer for a new and broader line of walk power mowers. However, sales of snow thrower products were down due to the timing of the introduction of a new redesigned offering of snow thrower products that are anticipated to ship in the fourth calendar quarter of 2009. International net sales for the third quarter and year-to-date periods of fiscal 2009 were down 20.1 percent and 21.4 percent, respectively, from the same periods in the prior fiscal year due also to reduced demand as a result of the recessionary conditions affecting our key international markets, as well as a stronger U.S. dollar compared to other currencies in which we transact business that accounted for approximately $8 million and $31 million of our net sales decline for the third quarter and year-to-date periods of fiscal 2009, respectively.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2009 decreased to 33.9 percent compared to 35.3 percent in the third quarter of fiscal 2008. Gross profit as a percent of net sales for the year-to-date period of fiscal 2009 also decreased to 33.5 percent compared to 35.8 percent for year-to-date period of fiscal 2008. These declines were due to the following factors: (i) increased manufacturing costs from lower plant utilization as we cut production due to a decline in sales volumes, combined with efforts to lower inventory levels; (ii) lower sales of our higher-margin products; and (iii) a stronger U.S. dollar compared to other currencies in which we transact business, in each case in the third quarter and year-to-date periods of fiscal 2009 compared to the same periods in the prior fiscal year. Higher average commodity costs, mainly in the first half of fiscal 2009, also contributed to the decline in our gross profit. Somewhat offsetting those negative factors was a decrease in freight expense and price increases introduced on most products.

Selling, General, and Administrative Expense

Selling, general, and administrative expense decreased $16.7 million, or 15.1 percent, for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. SG&A expense decreased $52.0 million, or 14.7 percent, for the year-to-date period of fiscal 2009 compared to the year-to-date period of fiscal 2008. These declines in SG&A expense were primarily attributable to overall reduced spending in response to the continuing worldwide recessionary economic conditions, as well as lower profit sharing and incentive compensation expense of $3.2 million for the year-to-date period of fiscal 2009 compared to the same period in the prior fiscal year. Somewhat offsetting those declines were costs incurred for workforce adjustments of $1.0 million and $3.0 million for the third quarter and year-to-date periods of fiscal 2009, respectively. SG&A expense as a percentage of net sales for the third quarter and year-to-date periods of fiscal 2009 increased to 23.9 percent and 24.4 percent, respectively, compared to 22.5 percent and 23.0 percent for the third quarter and year-to-date periods of fiscal 2008, respectively, due to fixed SG&A costs spread over lower sales volumes.

Interest Expense

Interest expense for the third quarter and year-to-date periods of fiscal 2009 was down 4.7 percent and 11.6 percent, respectively, compared to the same periods in the prior fiscal year as a result of lower average short-term debt levels and a decline in average interest rates.

Other (Expense) Income, Net

Other expense, net for the third quarter of fiscal 2009 increased by $3.7 million compared to the third quarter of fiscal 2008. This increase in other expense was due mainly to expenses of $5.0 million in the aggregate for several legal matters and a decline in interest income of $0.2 million. Somewhat offsetting those increases in other expense was a decline in foreign currency exchange rate losses of $1.3 million. For the year-to-date period of fiscal 2009, we incurred $1.7 million of other expense compared to $0.5 million of other income for the year-to-date period of fiscal 2008 due to the same reasons mentioned in the quarter comparison.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2009 was 36.6 percent compared to 34.2 percent for the third quarter of fiscal 2008. The effective tax rate for the year-to-date periods of fiscal 2009 and 2008 was 34.9 percent compared to 34.8 percent, respectively. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent it is more likely than not that any portion of the deferred tax asset will not be recognized. The increase in the effective tax rate was due to a valuation allowance of $1.4 million for foreign subsidiaries’ net operating loss carry-forwards and other deferred tax assets reflecting the uncertainty over their future realization. This increase was somewhat offset by the reinstatement of the domestic research and development tax credit.

BUSINESS SEGMENTS

As described previously, we operate in three reportable business segments: professional, residential, and distribution. A company-owned domestic distributorship, which consists of our distribution segment, has been combined with our corporate activities and financing functions that is shown as “Other” in the following tables. Operating earnings for our professional and residential segments are defined as earnings from operations plus other income, net. Operating loss for “Other” includes earnings (loss) from operations, corporate activities, including corporate financing activities, other income, net, and interest expense.
     The following table summarizes net sales by segment:
	Three Months Ended
(Dollars in thousands)	July 31,	August 1,
	2009	2008	$ Change	% Change
Professional	$260,884	$359,070	$(98,186)	(27.3)%
Residential	126,181	124,671	1,510	1.2
Other	7,794	8,894	(1,100)	(12.4)
Total *	$394,859	$492,635	$(97,776)	(19.8)%

* Includes international sales of:	$110,773	$138,682	$(27,909)	(20.1)%

	Nine Months Ended
(Dollars in thousands)	July 31,	August 1,
	2009	2008	$ Change	% Change
Professional	$800,630	$1,092,767	$(292,137)	(26.7)%
Residential	416,762	423,545	(6,783)	(1.6)
Other	17,491	20,632	(3,141)	(15.2)
Total *	$1,234,883	$1,536,944	$(302,061)	(19.7)%

* Includes international sales of:	$389,004	$494,909	$(105,905)	(21.4)%

     The following table summarizes operating earnings (loss) before income taxes by segment:

	Three Months Ended
(Dollars in thousands)	July 31,	August 1,
	2009	2008	$ Change	% Change
Professional	$39,436	$71,179	$(31,743)	(44.6)%
Residential	10,701	3,370	7,331	217.5
Other	(18,967)	(16,496)	(2,471)	(15.0)
Total	$31,170	$58,053	$(26,883)	(46.3)%

	Nine Months Ended
(Dollars in thousands)	July 31,	August 1,
	2009	2008	$ Change	% Change
Professional	$126,424	$219,639	$(93,215)	(42.4)%
Residential	32,122	27,933	4,189	15.0
Other	(61,166)	(64,078)	2,912	4.5
Total	$97,380	$183,494	$(86,114)	(46.9)%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2009 were down 27.3 percent and 26.7 percent, respectively, compared to the same periods last fiscal year. Shipments declined for most domestic and international product categories due to decreased demand and customers’ reluctance to place stocking orders as a result of the continued worldwide recessionary economic conditions. Domestic field inventory levels were also down as of the end of the third quarter of fiscal 2009 compared to the end of the third quarter of fiscal 2008 as a result of continued focus and improved field inventory management during this economic downturn. Worldwide sales of golf maintenance equipment and irrigation systems were significantly down as customers delayed investments in new equipment at existing golf courses and new golf course construction slowed. In addition, sales of professionally installed residential/commercial irrigation systems were down due to decreased demand largely as a result of ongoing weakness in the housing and commercial construction markets.

Sales of landscape contractor equipment were also down due to the recessionary economic conditions, but were somewhat offset by positive customer response to new product introductions.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date periods of fiscal 2009 decreased 44.6 percent and 42.4 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, professional segment operating margin decreased to 15.2 percent compared to 19.8 percent in the third quarter of fiscal 2008, and the fiscal 2009 year-to-date professional segment operating margin decreased to 15.8 percent compared to 20.1 percent from the same period last fiscal year. These profit declines were primarily attributable to lower gross profit due to the same factors discussed previously in the Gross Profit section of this MD&A. Higher SG&A expense as a percentage of net sales also adversely affected operating earnings, which was due mainly to fixed SG&A costs spread over lower sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter of fiscal 2009 increased slightly by 1.2 percent compared to the third quarter of fiscal 2008. However, net sales for the residential segment were slightly down by 1.6 percent for the year-to-date period of fiscal 2009 compared to the same period last fiscal year. Shipments of walk power mowers increased as a result of additional product placement at a key retailer for a new and broader line of walk power mowers. Sales of riding products were also up for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 as a result of increased demand and customer acceptance for a new line of zero-turn radius riding mowers. However, riding product sales were down for the year-to-date period of fiscal 2009 compared to the same period in the prior fiscal year. Sales of snow thrower products were down for the third quarter and year-to-date periods of fiscal 2009 compared to the same periods in the prior fiscal year due to the timing of the introduction for a new redesigned offering of snow thrower products that are anticipated to ship in the fourth calendar quarter of 2009.

Operating Earnings. Operating earnings for the residential segment in the third quarter and year-to-date periods of fiscal 2009 increased by $7.3 million, or 217.5 percent, and $4.2 million, or 15.0 percent, respectively, compared to the same periods last fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 8.5 percent compared to 2.7 percent in the third quarter of fiscal 2008, and fiscal 2009 year-to-date residential segment operating margin increased to 7.7 percent compared to 6.6 percent last fiscal year. These profit improvements were primarily attributable to lower SG&A expense from a decline in spending for marketing, engineering, and warehousing as a result of budget reductions. In addition, residential segment gross profit for the third quarter of fiscal 2009 increased compared to the third quarter of fiscal 2008 as a result of lower commodity costs, and a decrease in freight expense. However, gross profit for the year-to-date period of fiscal 2009 was down compared to the same period last year due mainly to higher average commodity costs in the first half of fiscal 2009 compared to the first half of fiscal 2008 and unfavorable product mix.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution company less sales from the professional and residential segments to that distribution company. In addition, elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company are also included in this segment. Net sales for the other segment were down for the third quarter and year-to-date periods of fiscal 2009 compared to the same periods last fiscal year by $1.1 million, or 12.4 percent, and $3.1 million, or 15.2 percent, respectively, as a result of reduced demand due to the domestic economic recession, as well as a reduction in the elimination of floor plan interest costs as a result of lower receivables with Toro Credit Company and a reduction in interest rates.

Operating Losses. Operating losses for the other segment were up by $2.5 million, or 15.0 percent for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. However, operating losses for the other segment were down by $2.9 million, or 4.5 percent, for the year-to-date period of fiscal 2009 compared to the same period last fiscal year. The operating loss increase for the third quarter comparison was primarily attributable to several legal matters and costs incurred for workforce adjustments. Somewhat offsetting those factors were: (i) overall reduced spending in response to the economic downturn; (ii) foreign currency exchange rate gains this year compared to foreign currency exchange rate losses last year; and (iii) decreased interest expense, as previously discussed. For the year-to-date period of fiscal 2009 compared to the year-to-date period of fiscal 2008, the decrease in the other segment operating loss was also attributable to a decline in profit sharing and incentive compensation expense.

FINANCIAL POSITION

Working Capital

We have taken proactive measures to help us manage through the tough economic environment that continued to persist through the third quarter of fiscal 2009, including adjusting production plans, controlling costs, and managing our assets. As such, our financial condition remains strong. We continue to place additional emphasis on asset management with our GrowLean initiative, with a focus on minimizing the amount of working capital in the supply chain and maintaining or improving order replenishment and service levels to end users. In connection with our recently established joint venture with TCFIF, we expect to sell to the joint venture certain inventory receivables, including floor plan receivables and open account receivables, from certain U.S. and Canadian distributors and dealers of our products, and certain related assets, at a purchase price equal to the face value of the receivables or the purchase price paid for such receivables. The sale of these receivables will free up our working capital for other purposes, such as strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes. It is expected that such receivables and related assets will be sold to the joint venture in more than one transaction. The first transaction is expected to occur during our fourth quarter of fiscal 2009. A second transaction is expected to occur during our first quarter of fiscal 2010.
     Receivables as of the end of the third quarter of fiscal 2009 were down 26.1 percent compared to the end of the third quarter of fiscal 2008 due in part to the decrease in net sales. Our average day’s sales outstanding for receivables improved to 67 days based on sales for the last twelve months ended July 31, 2009, compared to 69 days for the twelve months ended August 1, 2008. Inventory was also down as of the end of the third quarter of fiscal 2009 by 24.2 percent compared to the end of the third quarter of fiscal 2008, and average inventory turnover improved 8.7 percent for the twelve months ended July 31, 2009 compared to the twelve months ended August 1, 2008.
     On July 21, 2009, our Board of Directors authorized the repurchase of an additional 5,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by our Board of Directors at any time.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. One of the purposes of establishing the joint venture with TCFIF, as previously discussed, is to free up our working capital for other purposes, which may include, among other things, strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2009 was $6.7 million lower than the first nine months of fiscal 2008 due primarily to a decline in net earnings and a lower increase in accounts payable and accrued liabilities for the first nine months of fiscal 2009 compared to the same period last fiscal year, which was somewhat offset by a lower increase in receivables and inventory levels for the first nine months of fiscal 2009 compared to the same period last fiscal year. Cash used in investing activities was lower by $10.2 million compared to the first nine months of fiscal 2008, due mainly to a decrease in purchases of property, plant, and equipment in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Cash used in financing activities was also lower by $30.9 million compared to the first nine months of fiscal 2008, as a result of lower levels of repurchases of our common stock for the nine-month comparison.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $18 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. As of July 31, 2009, we had $10.1 million of outstanding standby letters of credit. Average short-term debt was $18.4 million in the first nine months of fiscal 2009 compared to $79.0 million in the first nine months of fiscal 2008, a decrease of 76.8 percent. This decline was due mainly to a decrease in working capital needs in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 as a result of lower levels of accounts receivable and inventory, as previously discussed, as well as lower levels of repurchases of our common stock during the first nine months of fiscal 2009 compared to the same period last fiscal year. As of July 31, 2009, we had $233.3 million of unutilized availability under our credit agreements.
     Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of July 31, 2009, and expect to be in compliance with all covenants during the remainder of fiscal 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations generally relate to customer financing activities, inventory purchase commitments, deferred compensation arrangements, and operating lease commitments. Third party financing companies purchased $259.7 million of receivables from us during the first nine months of fiscal 2009, and $77.8 million was outstanding as of July 31, 2009. See our most recently filed Annual Report on Form 10-K for further details regarding our off-balance sheet arrangements and contractual obligations. No material change in this information occurred during the first nine months of fiscal 2009.

Inflation

We are subject to the effects of inflation and changing prices. In the first nine months of fiscal 2009, average prices paid for commodities we purchase, namely steel and steel components, were higher compared to the first nine months of fiscal 2008, which hampered our gross profit rate. Somewhat offsetting those higher costs were lower average prices paid for fuel and petroleum-based resins. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities for the fourth quarter of fiscal 2009 to be lower than the average prices paid in the fourth quarter of fiscal 2008. We plan to attempt to mitigate the impact of future inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, and internal cost reduction efforts.

Significant Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2008 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. We will adopt this Statement for our fiscal year ending October 31, 2009, as required. There will be no change to our consolidated financial statements due to the implementation of this Statement.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities. This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. We will adopt both Statements on November 1, 2010, as required. We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements and related disclosures.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this Statement in the third fiscal quarter ended July 31, 2009, as required. This Statement did not impact our consolidated financial results.
     In April 2008, the FASB finalized Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. We will adopt the provisions of FSP 142-3 on November 1, 2009, as required.
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
     No other new accounting pronouncement that has been issued but not yet effective for us during the third quarter of fiscal 2009 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” ”forecast,” “optimistic,” “plan,” “anticipate,” “continue,” “estimate,” “believe,” “could,” “should,” ”will,” ”would,” “may,” “possible,” “likely,” “intend,” and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

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

•
We face intense competition in all of our product lines with numerous manufacturers, including from some competitors that have greater operations and financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results. Further, legislative enactments could impact the competitive landscape within our markets and affect demand for our products.

•
A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources; expose us to difficulties presented by international economic, cultural, political, legal, accounting, and business factors; and may not be successful or produce desired levels of net sales.

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

•
As a result of our recently established joint venture with TCFIF, we will be dependent upon the joint venture for our inventory financing programs, including floor plan financing and open account financing, to certain distributors and dealers of our products. Any difficulty in transitioning our inventory financing programs to the joint venture, whether as the result of delays in the availability of enhancements to the wholesale management software system, documentation of customers, implementation of the program for Canadian dealers or other transition items, could adversely affect our sales and operating results. Further, any material change in the availability or terms of credit offered to our customers by the joint venture, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our sales and operating results.

•
A significant portion of our net sales are currently financed by third parties. Some Toro dealers and Exmark distributors and dealers currently finance their inventories with third party financing sources. We expect to transition these dealers and distributors to our recently established joint venture with TCFIF during our fourth quarter of fiscal 2009 and our first quarter of fiscal 2010. Any difficulty in transitioning inventory financing from third parties to the joint venture or in the availability or terms of credit offered to our customers by these third parties during the transition period could adversely affect our sales and operating results.

•
A portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

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

25

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors” and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
     We enter into various contracts, principally forward currency contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in the value of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During the three and nine months ended July 31, 2009, the amount of gains reclassified to earnings for such cash flow hedges was $1.4 million and $7.5 million, respectively. For the nine months ended July 31, 2009, the gains treated as an increase to net sales for contracts to hedge trade sales were $11.0 million and the losses treated as an increase to cost of sales for contracts to hedge inventory purchases were $3.5 million.
     The following foreign currency exchange rate contracts held by us have maturity dates in fiscal 2009 and 2010. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the hedging criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, changes in their fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net for the nine months ended July 31, 2009 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7906	$42,215.5	$(90.2)	$2,649.9
Buy US dollar/Sell Canadian dollar	0.9039	7,456.8	(150.7)	753.8
Buy US dollar/Sell Euro	1.4078	74,895.2	376.0	7,429.7
Buy US dollar/Sell British pound	1.6363	3,927.1	-	(1.5)
Buy Mexican peso/Sell US dollar	12.7090	19,081.0	(1,177.2)	(3,346.3)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal third quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation. In June 2004, individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a class action lawsuit in Illinois state court against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. Those individuals later amended their complaint to add additional plaintiffs and an additional defendant. The plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and state statutory and common law claims. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys’ fees.
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified the company that it had reached a settlement agreement with the plaintiffs.
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
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings commenced and those efforts are continuing. To date, lawsuits have been filed in federal and state courts throughout the United States, which collectively assert claims under the laws of each state.
     Management continues to evaluate these lawsuits but is unable to assess at this time whether these lawsuits will have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution could be material to the company’s consolidated operating results for a particular period.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors.” Except for the new risk factors below, there has been no material change in those risk factors.

As a result of our recently established joint venture, we will be dependent upon the joint venture to provide competitive inventory financing programs, including floor plan financing and open account financing, to certain distributors and dealers of our products. Any difficulty in transitioning our  inventory financing programs to the joint venture, any material change in the availability or terms of credit offered to our customers by the joint venture, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our sales and operating results.
Most of our dealers and distributors generally finance their inventories with either The Toro Credit Company, our wholly owned subsidiary, or third party financing companies. As a result of our recent joint venture with TCF Inventory Finance, Inc., which together with its subsidiaries and affiliates, we refer to as “TCFIF,” we will be dependent upon the joint venture for our inventory financing programs, including floor plan financing and open account financing, for distributors and dealers of our products in the United States and to select distributors of our products in Canada. Additionally, in connection with the joint venture, we will be dependent upon TCFIF to provide inventory financing to dealers of our products in Canada. It is expected that the joint venture will begin financing receivables during our fourth quarter of fiscal 2009 and first quarter of fiscal 2010.

The purpose of the joint venture is to provide access to reliable, competitive financing to our distributors and dealers in the United States and Canada to support their businesses and increase our net sales, as well as to free up our working capital for other purposes, which may include, among other things, strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes.
     The availability of financing from our joint venture or otherwise will be affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect TCFIF, as the majority owner of the joint venture and an indirect subsidiary of TCF National Bank, a national banking association. Any difficulty in transitioning our inventory financing programs to the joint venture, whether as the result of delays in the availability of enhancements to the wholesale management software system, documentation of customers, implementation of the program for Canadian dealers or other transition items, could adversely affect our sales and operating results. Further, any material change in the availability or terms of credit offered to our customers by the joint venture, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our sales and operating results. Similarly, significant financed product repurchase requirements could have a material impact on our future operating results.

Legislative enactments could impact the competitive landscape within our markets and affect demand for our products.
Various legislative proposals, if enacted, could put us in a competitively advantaged or disadvantaged position and affect customer demand for our products relative to the product offerings of our competitors. For example, any fiscal-stimulus or other legislative enactment that impacts the lawn and garden, outdoor power equipment, or irrigation industries generally by promoting the purchase, such as through customer rebate or other incentive programs, of certain types of mowing or irrigation equipment, could impact us positively or negatively, depending on whether we manufacture products that meet the specified legislative criteria, including in areas such as fuel efficiency, alternative energy or water usage, or if, as a result of such legislation, customers perceive our product offerings to be relatively more or less attractive than our competitors’ product offerings. We cannot currently predict whether any such legislation will be enacted, what any such legislation’s specific terms and conditions would encompass, how any such legislation would impact the competitive landscape within our markets, or how, if at all, any such legislation might ultimately affect customer demand for our products or our operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2009 stock repurchase activity.
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

May 2, 2009 through May 29, 2009	-		$-	-	2,157,253

May 30, 2009 through June 26, 2009	742,839		32.17	742,839	1,414,414

June 27, 2009 through July 31, 2009	836,223	(3)	31.61	833,319	5,581,095

Total	1,579,062		$31.87	1,576,158
(1)
On May 21, 2008, the company’s Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. As of July 31, 2009, there were 581,095 shares remaining for repurchase under this program.

(2)
On July 21, 2009, the company’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(3)
Includes 2,904 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $29.69 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 2,904 shares were not repurchased under the company’s repurchase programs described in footnotes (1) and (2) above.

Item 6. EXHIBITS

(a)	Exhibits
2.1 (1)
Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).*

2.2 (1)
Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).*

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
10.1 (1)
Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.2
Form of Receivable Purchase Agreement between The Toro Company, certain affiliates of The Toro Company (as applicable) and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.3
Form of Repurchase Agreement between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

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

(1)
Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities and Exchange Act of 1934, as amended (File No. 001-08649, CF # 24035). The redacted material was filed separately with the Securities and Exchange Commission.

*    All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Toro will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 3, 2009	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)