Form 10-K
period 2009-10-31
TORO CO
filed 2009-12-22
CIK 737758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on May 1, 2009, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.1 billion.

The number of shares of Common Stock outstanding as of December 16, 2009 was 33,464,325.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 16, 2010 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

 PART I

ITEM 1.   BUSINESS

Introduction

The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms "company," "Toro," "we," "us," and "our" refer to The Toro Company and its consolidated subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, telephone number (952) 888-8801. Our Internet address for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our web sites or connected to our web sites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

   We design, manufacture, and market professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and snow removal products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines ever since. We classify our operations into three reportable business segments: professional, residential, and distribution. Our distribution segment, which consists of our company-owned domestic distributorship, has been combined with our corporate activities and financing functions that is shown as "Other." Net sales of our segments accounted for the following approximate percentages of our consolidated net sales for fiscal 2009: Professional, 63 percent; Residential, 35 percent; and Other, 2 percent.

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

   We emphasize quality and innovation in our products, customer service, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for engineering and research in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenue has historically been, and we expect it to continue to be, attributable to new and enhanced products. At the same time, we plan to pursue targeted acquisitions using a disciplined approach that adds value while considering our existing brands and product portfolio. Our mission is to be the leading worldwide provider of outdoor landscaping products, support services, and integrated systems that help customers preserve and beautify their outdoor landscapes with environmentally responsible solutions of customer-valued quality and innovation.

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for landscapes, agricultural fields, turf care maintenance, and residential demands. The following is a summary of our products, by market, for the professional segment and our products for the residential segment:

Professional – We design professional turf and agricultural products and market them worldwide through a network of distributors and dealers as well as directly to government customers, rental companies, and large retailers. Products are sold to professional users engaged in creating landscapes, irrigating turf and agricultural fields, and maintaining turf, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes.

Landscape Contractor Market.   Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, compact utility loaders, and walk-behind trenchers. These products are sold through dealers and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro and Exmark brands. In fiscal 2009, we introduced the next generation of Toro and Exmark zero-turn radius riding mowers. The Toro brand Z Master® G3 and the Exmark brand Next Lazer Z® feature more efficient designs with fewer parts and a complete set of redesigned performance, comfort, and convenience features. In fiscal 2009, we also introduced the Toro GrandStand™ premium stand-on mower that features our versatile fold-up platform and fatigue-reducing suspension.

   Our compact utility loaders are cornerstone products for the Toro Sitework Systems product line, which are designed to improve efficiency in the creation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes.

Sports Fields and Grounds Market.   Products for the sports fields and grounds market include riding rotary mowers and attachments; aerators; and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Toro Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, municipal properties, and residential and commercial landscapes. In fiscal 2009, we introduced the redesigned Groundsmaster® 4500-D and 4700-D that features our Contour Plus™ rotary cutting units, SmartCool™ system with auto-reversing cooling fan, and full-length striping rear rollers. In fiscal 2009, we also introduced the redesigned Toro Workman® HD series of utility vehicles, featuring increased hauling and towing capacity.

Golf Course Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. We also manufacture and market underground irrigation systems, including sprinkler heads; controllers; turf sensors; and electric, battery-operated, and hydraulic valves. Our golf course irrigation systems are designed to use computerized management systems and a variety of technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate through an Internet server for processing and presentation to a user through the web. In fiscal 2009, we introduced the ProCore® SR series of deep-tine aerators that feature remote depth adjustment for aeration depths of up to 16 inches. Late in fiscal 2009, we acquired a versatile line of topdressing and material handling equipment that enhances our product offering of application and cultivation equipment to help customers achieve improved agronomic conditions of turf.

Residential/Commercial Irrigation Market.   Turf irrigation products marketed under the Toro and Irritrol brands include sprinkler heads, plastic and brass valves, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed as new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler heads in a typical irrigation system. We also offer wired and wireless rain and freeze switches on some products in an effort to conserve water usage. Our IntelliSense™ and Rain Master® controllers self-adjust their watering schedules based on current environmental conditions. In fiscal 2009, we introduced a new line of Precision™ Series Spray nozzles, featuring our patented H2O Chip Technology that reduces runoff and water use without affecting plant health.

   Our retail irrigation products are marketed under the Toro and Lawn Genie brand names. These products are designed for homeowner installation and include sprinkler heads, valves, timers, and drip irrigation systems. Our ECXTRA™ sprinkler timers can be used with a home computer, and our Scheduling Advisor™ recommends the proper watering schedule based on the local weather, plant type, and sprinkler.

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-TraXX® PBX drip tape, Aqua-TraXX® PC (pressure-compensating) drip tape, Blue Stripe® polyethylene tubing, and Drip In® drip line, all used in agriculture, mining, and landscape applications. In addition to these core products, we offer a full complement of control devices and connection options to complete the system. These products are sold primarily through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines.

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

Walk Power Mower Products.   We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Pope brand in Australia and the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. We also offer a line of rear roller walk power mowers, a design that provides a striped finish, for the United Kingdom market. In fiscal 2009, we introduced a new line of Lawn-Boy walk-power mowers, designed for price sensitive buyers seeking the quality and features of a Lawn-Boy. In fiscal 2009, we also introduced a new line of Toro Recycler® walk-power mowers with our innovative Bag on Demand feature and a line of Toro Super Bagger walk-power mowers with our newly designed Superior Bagging System.

Riding Products.   We manufacture and market riding products under the Toro brand name worldwide and under the Hayter brand name in the United Kingdom. We also manufacture riding mower products and attachments for a third party under a private label agreement. Riding products primarily consist of zero-turn radius mowers that save homeowners time by using their superior maneuverability to cut around obstacles more quickly and easily than tractor technology. We also sell lawn and garden tractor models, as well as a rear engine riding mower manufactured and sold in the European market. Many models are available with a variety of engines, decks, transmissions, and accessories. In fiscal 2009, we introduced the all new Toro TITAN® heavy-duty residential zero-turn mowers, combining user-friendly features with features inspired by those found on our commercial zero-turn mowers.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including electric and battery operated flexible line grass trimmers, electric blower-vacuums, electric blowers, and electric snow throwers. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name.

Gas Snow Removal Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models. Single-stage snow throwers are walk behind units with lightweight two- and four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology and some feature our Quick Shoot™ control system that enables operators to quickly change snow throwing direction. Our innovative pivoting scraper also keeps the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep, heavy snow and use four-cycle engines. Our two-stage snow throwers include a line of innovative models featuring the Power Max® auger system for enhanced performance and the Quick Stick® chute control technology.

Financial Information about Foreign Operations
and Business Segments

We manufacture our products in the United States, Mexico, Australia, Italy, and the United Kingdom for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Korea. New product development is pursued primarily in the United States. Our net sales outside the United States were 32.0 percent, 32.4 percent, and 29.0 percent of total consolidated net sales for fiscal 2009, 2008, and 2007, respectively.

   A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this report. For additional financial information regarding our foreign operations and each of our three reportable business segments, see Note 12 of the notes to our consolidated financial statements, in the section entitled "Segment Data," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology could be slow to be accepted or not accepted by the marketplace. We attempt to mitigate this risk through our focus on and commitment to understanding our customers' needs and requirements. We are investing more time upfront with customers, using "Voice of the Customer" tools to ensure we develop innovative products that meet or exceed customer expectations. We also use Design for Manufacturing and Assembly (DFMA) tools to ensure early manufacturing involvement in new product designs to reduce production costs. DFMA focuses on reducing the number of parts required to assemble new products as well as designing products to move more efficiently through the manufacturing process. We are also making improvements to our new product development system as part of our Lean initiatives to shorten development time, reduce costs, and improve quality.

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $52.7 million (3.5 percent of net sales) in fiscal 2009, $63.0 million (3.4 percent of net sales) in fiscal 2008, and $59.9 million (3.2 percent of net sales) in fiscal 2007.

Manufacturing and Production

In some areas of our business we serve as a fully integrated manufacturer, while in others we are primarily an assembler. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied to the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve the quality, fit, and finish of products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market demand.

   In order to utilize our manufacturing facilities and technology more effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods that are intended to streamline work and eliminate waste. We also have flexible assembly lines that can handle a wide product mix and deliver products to meet customer demand. Additionally, we spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technologies, enhanced environmental management systems, SKU consolidation, safety improvements, and improved supply-chain management. We also manufacture products sold under a private label agreement to a third party on a competitive basis, and we have agreements with other third party manufacturers to manufacture products on our behalf.

   Our professional products are manufactured throughout the year. Our residential lawn and garden products are also generally manufactured throughout the year. However, our residential snow removal equipment products are generally manufactured in the summer and fall months but may be extended into the winter months depending upon demand. Our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. DFMA principles are used throughout the product development process to optimize product quality and cost.

   Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. In fiscal 2009, we continued to roll-out a pull-based production system at some of our manufacturing facilities to better synchronize the production of our products to meet customer demand at just the right time. Along with improved service levels for our participating suppliers, distributors, and dealers, the program has resulted in inventory reductions for us and throughout the distribution system.

   We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed to adjust for market demand. Capital expenditures for fiscal 2010 are planned to be approximately $40 to $45 million as we expect to continue to invest in new product tooling, replacement production equipment, and expansion of our vertical integration capabilities.

Raw Materials

During the first half of fiscal 2009, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2008. During the second half of fiscal 2009, prices paid for commodities declined, which offset the negative impact of higher commodity costs on our gross margin rate during the first half of fiscal 2009. We have offset, and expect to continue to mitigate, commodity cost increases in part by continuing efforts to engage in proactive vendor negotiations, review alternative sourcing options, substitute materials, engage in internal cost reduction efforts, and increase prices on some of our products, as appropriate.

   Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In fiscal 2009, we experienced no significant work stoppages as a result of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors, which are purchased from several suppliers around the world.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty length varies depending on whether product usage is for "residential" or "professional" applications within individual product lines. Warranty coverage ranges from a period of six months to seven years and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on the type and estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by distributors and dealers at the customer's expense. We also sell extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

Product Liability

We have rigorous product safety standards and work continually to improve the safety and reliability of our products. We monitor for accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims. We purchase excess insurance coverage for catastrophic product liability claims for incidents that exceed our self-insured retention levels.

Patents and Trademarks

We hold patents in the United States and foreign countries and apply for patents as applicable. Although we believe our patents are valuable and patent protection is beneficial, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents.

   To prevent possible infringement of our patents by others, we periodically review competitors' products. To help avoid potential liability with respect to others' patents, we regularly review certain patents issued by the United States Patent and Trademark Office (USPTO) and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, both where we are asserting patents and where we are defending against charges of infringement. While the ultimate result of our current cases are unknown at this time, we believe that the outcome of these cases is unlikely to have a material effect on our consolidated financial condition or results of operations.

Seasonality

Sales of our residential products, which accounted for approximately 35 percent of total consolidated net sales in fiscal 2009, are seasonal, with sales of lawn and garden products occurring primarily between February and May, and sales of snow removal equipment occurring primarily between July and January. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists but is tempered because the selling season in the Southern states and in our markets in the Southern hemisphere continues for a longer portion of the year than in Northern regions of the world.

   Overall, worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, accounts receivable balances increase between January and April as a result of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels which typically increase in the first half of our fiscal year and then decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash balances, cash flows from operations, and our bank credit lines. Peak borrowing generally occurs between January and April.

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2009		Fiscal 2008
Quarter	Net Sales	Net Earnings (Loss)	Net Sales	Net Earnings

First	22%	11%	22%	16%
Second	33	59	34	52
Third	26	31	26	32
Fourth	19	(1)	18	–

Effects of Weather

From time to time, weather conditions in a particular region or market may adversely or positively affect sales of some of our products and field inventory levels and result in a negative or positive impact on our future net sales. As the percentage of our net sales from outside the United States increases, our dependency on weather in any one part of the world decreases. Nonetheless, weather conditions could materially affect our future net sales.

Working Capital

We fund our operations through a combination of cash and cash equivalents, cash flows from operations, short-term borrowings under our credit facilities, and long-term debt. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs, acquisitions, or other investment opportunities.

Distribution and Marketing

We market the majority of our products through approximately 40 domestic and 110 foreign distributors, as well as a large number of outdoor power equipment dealers, hardware retailers, home centers, and mass retailers in more than 90 countries worldwide.

   Residential products, such as walk power mowers, riding products, and snow throwers, are mainly sold directly to home centers, dealers, hardware retailers, and mass retailers. In certain markets, these same products are sold to distributors for resale to retail dealers. Home solutions products are primarily sold directly to home centers, mass retailers, hardware retailers, and dealers. We also sell selected residential products over the Internet. Internationally, residential products are sold directly to dealers and mass merchandisers in Australia, Belgium, Canada, and the United Kingdom. In most other countries, products are mainly sold to distributors for resale to dealers and mass retailers.

   Professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, municipalities, rental stores, and golf courses. We also sell some professional segment products directly to government customers and rental companies, as well as directly to end-users in certain international markets. Select residential/commercial irrigation products are also sold directly to professional irrigation distributors and certain retail irrigation products are sold directly to home centers. Compact utility loaders and attachments are sold to dealers and directly to large rental companies. Toro and Exmark landscape contractor products are also sold directly to dealers in certain regions of the United States.

   During fiscal 2009, we owned one domestic distribution company. During the first quarter of fiscal 2010, our wholly owned distribution company completed the purchase of certain assets and assumed certain liabilities of an independent Midwestern-based distribution company. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors.

   Our distribution systems are intended to assure quality of sales and market presence as well as effective after-purchase service and support. We believe our distribution network provides a competitive advantage in marketing and selling our products in part because our primary distribution network is focused on selling and marketing our products and also because of long-term relationships they have established and experienced personnel they utilize to deliver high levels of customer satisfaction.

   Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Lawn-Boy®, and Lawn Genie® products.

   We advertise our residential products during appropriate seasons throughout the year on television, on the radio, in print, and via the Internet. Professional products are advertised in print and through direct mail programs, as well as on the Internet. Most of our advertising emphasizes our brand names. Advertising is purchased by us as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

Customers

Overall, we believe that in the long-term we are not dependent on any single customer. However, The Home Depot accounted for approximately 14 percent of our total consolidated gross sales in fiscal 2009. The residential segment of our business is dependent on The Home Depot as a customer. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders, and not necessarily an indicator of our expected results for the first quarter of fiscal 2010 or our fiscal 2010 net sales. The approximate backlog of orders believed to be firm as of October 31, 2009 and 2008 was $85.1 million and $77.9 million, respectively, an increase of 9.2 percent. This increase was primarily the result of open orders for snow thrower products due to the timing of the introduction for a new redesigned offering of snow thrower products that shipped in the first quarter of fiscal 2010. We expect the existing backlog of orders will be filled in early fiscal 2010.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are product innovation, quality and reliability, product support and customer service, pricing, warranty, brand awareness, reputation, distribution, shelf space, and financing options. Pricing volatility has become an increasingly important competitive factor for a majority of our products. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. Also, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, many of which have greater operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we focus on Lean manufacturing methods, we have a strong focus in maintaining landscapes, and our distribution channels position us well to compete in various markets.

   Internationally, residential segment products face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support to foreign customers, as needed, to remain competitive in international markets.

Environmental Matters and
Other Governmental Regulation

We are subject to numerous federal, state, international, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air and discharges to water; product and associated packaging; import and export compliance, including country of origin certification requirements; worker and product user health and safety; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The United States Environmental Protection Agency (EPA), the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, certain emission regulations setting maximum emission standards for certain equipment.
•
Certain U.S. states and foreign jurisdictions in which we sell our products, including the European Union (EU), and each of its member states, have implemented (i) the Waste Electrical and Electronic Equipment (WEEE) directive or similar substance level laws, rules, or regulations, which mandate the labeling, collection, and disposal of certain waste electrical and electronic equipment, (ii) the Restriction on the use of Hazardous Substances (RoHS) directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment, and (iii) country of origin laws, rules, or regulations, which require certification of the geographic origin of finished goods and/or components through documentation and/or physical markings, as applicable.

•
Our residential products are subject to various federal, state, and international laws, rules, and regulations that are designed to protect consumers and we are subject to the administrative jurisdiction of the Consumer Product Safety Commission.

   Although we believe that we are in substantial compliance with applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business. Such laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, may require us to modify our products, may adversely affect the demand for some of our products, and may ultimately affect the way we conduct our operations. Failure to comply with these regulations could lead to fines and other penalties, including restrictions on the importation of our products into, or the sale of our products in, one or more jurisdictions until compliance is achieved.

   We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

Customer Financing

Wholesale Financing.   Toro Credit Company (TCC), our wholly owned finance subsidiary, provided financing throughout most of fiscal 2009 for select products that we manufacture and sell to our U.S. distributors, select distributors of our products in Canada, and approximately 150 select U.S. dealers. In October 2009, TCC sold its receivable portfolio to Red Iron Acceptance, LLC (Red Iron), a recently established joint venture between Toro and TCF Inventory Finance, Inc. (TCFIF), a subsidiary of TCF National Bank. Red Iron provides inventory financing, including floor plan financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada. Under a separate arrangement, TCF Commercial Finance Canada, Inc. (TCFCFC) implemented a program to provide inventory financing to dealers of our products in Canada during the first quarter of fiscal 2010. In connection with the establishment of the joint venture, we terminated our agreement with a third party financing company that previously provided floor plan financing to dealers of our products in the U.S. and Canada. Red Iron began financing open account receivables, as well as floor plan receivables previously financed by such third party financing company, during our first quarter of fiscal 2010. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   We continue to provide inventory financing to mass market retail customers; general line irrigation dealers; wholly owned distributors; international distributors and dealers, excluding the Canadian distributors and dealers that Red Iron provides financing arrangements; and government entity customers. Some independent international dealers continue to finance their products with third party sources.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.

   We also have agreements with third party financing companies to provide financing programs under a private label program in the U.S. This program, offered primarily to Toro and Exmark dealers, provides end-user customers a revolving line of credit for Toro and Exmark products, parts, and services.

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions.

Employees

During fiscal 2009, we employed an average of 4,612 employees. The total number of employees as of October 31, 2009 was 4,414. We consider our employee relations to be good. Three collective bargaining agreements cover approximately 17 percent of these employees. These three agreements expire in May 2010, October 2010, and October 2011. From time to time, we also retain temporary and part-time workers, independent contractors, and consultants.

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

   We have furnished to the SEC the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We have filed with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE's corporate governance listing standards as required by NYSE Rule 303A.12(a) on March 18, 2009.

Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "forecast," "optimistic," "anticipate," "continue," "plan," "estimate," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

ITEM 1A. RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, operating results, financial condition, or future financial performance.

Economic conditions and outlook in the United States and around the world could continue to adversely affect our net sales and earnings.

Demand for our products depends upon economic conditions and outlook, which include but are not limited to recessionary conditions in the U.S. and other regions around the world and worldwide slow or negative economic growth rates; slow down or reductions in levels of golf course development, renovation, and improvement; slow down or reductions in levels of home ownership, construction, and home sales; consumer spending levels; credit availability and credit terms for our distributors, dealers, and end-user customers; short-term, mortgage, and other interest rates; unemployment rates; interest rates; inflation; consumer confidence; and general economic and political conditions and expectations in the U.S. and the foreign economies in which we conduct business. Slow or negative economic growth rates; inflationary pressures; higher commodity costs and fuel prices; slow downs or reductions in golf course development, renovation, and improvement; slow downs or reductions in home construction and sales; home foreclosures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; unemployment rates; and recessionary economic conditions and outlook could cause our distributors, dealers, and end-user customers to reduce spending, which may cause them to delay or forego purchases of our products and could have an adverse effect on our net sales and earnings.

Increases in the cost, or disruption in the availability, of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

We purchase raw materials such as steel, aluminum, fuel, petroleum-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. Increases in the cost of such raw materials and components may adversely affect our profit margins if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. Historically, we have used internal cost reduction efforts, proactive vendor negotiations, alternate sourcing options, substitute materials, and moderate price increases on some of our products to offset a portion of increased raw material, component, and other costs. However, we may not be able to fully offset any such increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, earnings, and market share could be adversely affected. Although most of the raw materials and components used in our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business. Increases in our other costs of doing business may also adversely affect our profit margins and business. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and business.

Weather conditions may reduce demand for some of our products and adversely affect our net sales.

From time to time, weather conditions in a particular geographic region may adversely affect sales of some of our products and field inventory levels. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snow fall accumulations in key markets have had an adverse effect on sales of our snow thrower products. To the extent that such unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales may be affected to a greater degree than we have previously experienced.

Our professional segment net sales are dependent upon the level of residential and commercial construction, the level of homeowners' outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course development, golf course closures, the amount of government spending, and other factors.

Our professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes. Accordingly, our professional segment net sales are impacted by the level of residential and commercial construction, the level of homeowners' outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course construction, availability of credit to finance product purchases, and the amount of government spending. Among other things, any one or a combination of the following factors could have an adverse effect on our professional segment net sales:

•
reduced tax revenue, increased governmental expenses in other areas, tighter government budgets and government deficits, generally resulting in reduced government spending for grounds maintenance equipment;
•
reduced consumer and business spending, causing homeowners not to outsource lawn care and causing landscape contractor professionals to forego or postpone purchases of our products;
•
reduced levels of commercial and residential construction, resulting in a decrease in demand for our products; and
•
reduced levels of new golf course construction and investment in golf course renovations and improvements, reduced number of golf rounds played at public and private golf courses resulting in reduced revenue for such golf courses, decreased membership at private golf courses resulting in reduced revenue and, in certain cases, financial difficulties for such golf courses, and golf course closures, any of which could result in a decrease in spending and demand for our products.

Our residential segment net sales are dependant upon consumer spending levels, the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

The elimination or reduction of shelf space assigned to our residential products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon changing buying patterns of customers. For example, there has been a trend away from purchases at dealer outlets and hardware retailers to home centers and mass retailers, as well as a trend for broader and lower price points at home centers and mass retailers. This trend has resulted in a demand for residential products purchased at retailers, such as The Home Depot, which accounted for approximately 10 to 14 percent of our total consolidated net sales in each of fiscal 2009, 2008, and 2007. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers and new distribution channels could have a material impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Although our residential lawn and garden products are generally manufactured throughout the year, our residential snow removal equipment products are generally manufactured in the summer and fall months but may be extended into the winter months depending upon demand. Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may not maintain the appropriate inventory levels, which could negatively impact our net sales, working capital, or hinder our ability to meet customer demand.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our business could suffer.

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Our sales from new products in the past have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the markets in which we compete. Product development requires significant financial, technological, and other resources. Although in the past we have implemented Lean manufacturing and other productivity improvement initiatives to provide investment funding for product enhancements and new products, we cannot be certain that we will be able to continue to do so in the future. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors' new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We face intense competition in all of our product lines with numerous manufacturers, including from some that have greater operations and financial resources than us. We may not be able to compete effectively against competitors' actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include product innovation, quality and reliability, product support and customer service, pricing, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some which have substantially greater operations and financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or to devote greater resources to the development, promotion, and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Pricing volatility has also become an increasingly important competitive factor for many of our products. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors of significant manufacturing to low cost countries for significant cost and price reductions, and could harm our business and operating results.

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

We manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Korea. Our net sales outside the United States were 32.0 percent, 32.4 percent, and 29.0 percent of our total consolidated net sales for fiscal 2009, 2008, and 2007, respectively. International markets have, and will continue to be, a focus for revenue growth. We believe many opportunities exist in the international markets, and over time we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions, could adversely affect such growth. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including cartel-related violence. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•
increased costs of customizing products for foreign countries;
•
difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;
•
the imposition of additional U.S. and foreign governmental controls or regulations; new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; and the imposition of increases in costly and lengthy import and export licensing and other compliance requirements, customs duties and tariffs, license obligations, and other non-tariff barriers to trade;
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

   Our international operations may not produce desired levels of net sales or one or more of the factors listed above may harm our business and operating results. Any material decrease in our international sales or profitability could also adversely impact our operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally has a negative impact on results from operations, while a weaker dollar and peso generally has a positive effect. Our primary foreign currency exchange rate exposure is with the EU Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments may not effectively limit our underlying exposure from currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts have been adversely affected by the unprecedented distress in the worldwide credit markets. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing and/or move production between manufacturing facilities could adversely affect our business and operating results.

We manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, and the United Kingdom. We also have several locations that serve as distribution centers, warehouses, test facilities, and corporate offices. In addition, we have agreements to manufacture products at several third-party manufacturers. These facilities may be affected by natural or man-made disasters. In the event that one of our manufacturing facilities was affected by a disaster, we could be forced to shift production to one of our other manufacturing facilities. Although we purchase insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into new collective bargaining agreements, including two such agreements that expire in fiscal 2010, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results. Our operating results may also be adversely affected if we are unable to cost-effectively expand existing and move production between manufacturing facilities as needed from time to time.

We intend to grow our business through additional acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, which are risky and could harm our business.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions, alliances, stronger customer relations, and new joint ventures and partnerships that add value while considering our existing brands and product portfolio. The benefits of an acquisition or new joint venture or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships involve a number of risks, including:

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

   Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at acceptable prices, terms, and conditions, our ability to compete effectively for these acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time. In addition, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. Any potential acquisition could impair our operating results, and any large acquisition could impair our financial condition, among other things.

As a result of our recently established financing joint venture, we are dependent upon the joint venture to provide competitive inventory financing programs, including floor plan and open account receivable financing, to certain distributors and dealers of our products. Any difficulty in transitioning our inventory financing programs to the joint venture, any material change in the availability or terms of credit offered to our customers by the joint venture, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

Historically, most of our dealers and distributors generally financed their inventories with either TCC, our wholly owned finance subsidiary, or third party financing companies. As a result of our recent joint venture with TCFIF, we are dependent upon the joint venture for our inventory financing programs, including floor plan and open account receivable financing, for distributors and dealers of our products in the U.S. and to select distributors of our products in Canada. The purpose of the joint venture is to provide access to reliable, competitive financing to our distributors and dealers in the U.S. and to select distributors of our products in Canada to support their businesses and increase our net sales, as well as to free up our working capital for other strategic purposes. Additionally, in connection with the joint venture, we are dependent upon TCFCFC to provide inventory financing to dealers of our products in Canada.

   The availability of financing from our joint venture or otherwise will be affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect TCFIF, as the majority owner of the joint venture and a subsidiary of TCF National Bank, a national banking association. Any difficulty in the continued transitioning of our inventory financing programs to the joint venture, whether as a result of delays in the availability of enhancements to the wholesale management software system, documentation of customers, or other transition items, could adversely affect our sales and operating results. Further, any material change in the availability or terms of credit offered to our customers by the joint venture, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our sales and operating results. Similarly, significant financed product repurchase requirements could have a material impact on our future operating results.

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

In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Others may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative that could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all. For example, we are currently a defendant in an action in which Textron Innovations, Inc. is alleging that we willfully infringe certain claims of three patents by selling our Groundsmaster® commercial mowers. Textron Innovations, Inc. seeks damages for past sales and an injunction against future infringement. This litigation is currently stayed as our reexamination applications are pending in the USPTO. For additional information regarding this lawsuit, see Part I, Item 3 "Legal Proceedings" of this report. While we do not believe that this litigation will have a material adverse effect on our financial condition, an unfavorable resolution or outcome could be material to our operating results.

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

Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things, climate change; emissions to air and discharges to water; product and associated packaging; import and export compliance, including country of origin certification requirements; worker and product user health and safety; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. Although we believe that we are in substantial compliance with applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved.

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

Various legislative proposals, if enacted, could put us in a competitively advantaged or disadvantaged position and affect customer demand for our products relative to the product offerings of our competitors. For example, any fiscal-stimulus or other legislative enactment that impacts the lawn and garden, outdoor power equipment, or irrigation industries generally by promoting the purchase, such as through customer rebate or other incentive programs, of certain types of mowing or irrigation equipment or other products that we sell, could impact us positively or negatively, depending on whether we manufacture products that meet the specified legislative criteria, including in areas such as fuel efficiency, alternative energy or water usage, or if, as a result of such legislation, customers perceive our product offerings to be relatively more or less attractive than our competitors' product offerings. We cannot currently predict whether any such legislation will be enacted, what any such legislation's specific terms and conditions would encompass, how any such legislation would impact the competitive landscape within our markets, or how, if at all, any such legislation might ultimately affect customer demand for our products or our operating results.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture, sale, and usage of our products expose us to significant risks associated with product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, and higher warranty expense.

   We are also subject to other litigation from time to time that could adversely affect our operating results or financial condition. For example, we are currently one of several defendants in lawsuits filed in various federal and state courts in which the plaintiffs are alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. For additional information regarding this lawsuit, see Part I, Item 3, "Legal Proceedings" of this report. In the event that settlement discussions do not result in an executed or court approved settlement agreement and these lawsuits go to trial, even if the plaintiffs' claims are found to be without merit, we have incurred, and expect to continue to incur, substantial costs in defending the lawsuit. The lawsuit could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. In addition, an unfavorable resolution or outcome could have a material adverse effect on our operating results or financial condition.

If we are unable to retain our key employees and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of services of any of our key personnel, the inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

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

   Distress in the worldwide credit markets has had an adverse impact on the availability of credit. Although our $225 million revolving credit facility does not expire until January 2012, market deterioration could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

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

Other miscellaneous risks that could affect our business include:

•
natural or man-made disasters, which may result in shortages of raw materials and components, higher fuel costs, and increase in insurance premiums;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2009, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.6 million square feet of space. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 36 acres of land in Minnesota utilized as a testing and storage facility, 15 acres of land in Minnesota held for future expansion, 21 acres of land in California used as a testing facility, and 2 acres of land in Nebraska used as a parking lot. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition and adequate for its present use. Management believes we have sufficient manufacturing capacity for fiscal 2010. The below schedule outlines our significant facilities by location, ownership, and function as of October 31, 2009:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, and distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and warehouse
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Baraboo, WI	Leased	Professional and residential distribution center
Beatrice, NE	Owned/Leased	Professional products, office and test facility
Riverside, CA	Owned/Leased	Office and test facility
Lakeville, MN	Leased	Residential and professional distribution center
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center and office
Shakopee, MN	Owned	Components for professional and residential products
Braeside, Australia	Leased	Distribution center
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center and office
Brooklyn Center, MN	Leased	Distribution facility and office
Hazelwood, MO	Leased	Distribution facility and office
Sanford, FL	Leased	Professional products and distribution center
Fiano Romano, Italy	Owned	Professional products, warehouse, and office
Beverley, Australia	Owned	Professional products, office and distribution center
Capena, Italy	Leased	Distribution center
Oevel, Belgium	Owned	Distribution center and office
Abilene, TX	Leased	Office, professional products, and service center

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

   In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, we, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (Honda), notified us and the other defendants that it had reached a settlement agreement with the plaintiffs.

   In May 2008, the court issued a memorandum and order that (i) dismissed the RICO claim in its entirety; (ii) dismissed all non-Illinois state-law claims but with instructions that such claims could be re-filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in the memorandum and order. Also in May 2008, the plaintiffs (i) re-filed the Illinois claims with the court; and (ii) filed non-Illinois claims in federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims.

   In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the MDL Panel) that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. Additional lawsuits, some of which included additional plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims. To date, lawsuits have been filed in federal and state courts throughout the United States, which collectively assert claims under the laws of each state.

   In September 2008, we and other defendants filed a motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that (i) transferred 23 lawsuits, which collectively asserted claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings; (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district; and (iii) provided that additional lawsuits will be treated as "tag-along" actions in accordance with its rules.

   An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs' counsel; and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings were commenced and settlement discussions are continuing. At this time, we are unable to provide any assurance that such discussions will ultimately result in an executed or court-approved settlement agreement.

   We continue to evaluate these lawsuits and, in the absence of such a settlement, are unable to assess at this time whether these lawsuits will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to our consolidated operating results for a particular period.

Textron Innovations Inc. v. The Toro Company

In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against us for patent infringement. Textron alleges that we willfully infringed certain claims of three Textron patents by selling its Groundsmaster® commercial mowers. Textron seeks damages for our past sales and an injunction against future infringement. In August and November 2005, we answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court's order in October 2006 construing the claims of Textron's patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, we filed with the USPTO to have Textron's patents reexamined. The reexamination proceedings are pending in the USPTO, and all of the claims asserted against us in all three patents stand rejected. In April 2007, the Court granted our motion to stay the litigation and, in June 2007, denied Textron's motion for reconsideration of the Court's order staying the proceedings.

   We continue to evaluate this lawsuit and are unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. We are also unable to assess at this time whether this lawsuit will have a material adverse effect on our annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to our consolidated operating results for a particular period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as "executive officers" of the company subject to Section 16 under the Securities Exchange Act of 1934, as amended. The list sets forth each such person's age and position with the company as of December 16, 2009, as well as positions held by them for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Michael J. Hoffman 54, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004. He also served as Chief Operating Officer from October 2004 to March 2005.

Judy L. Altmaier 48, Vice President, Operations	Vice President, Operations since October 2009. From January 2009 to October 2009, she served as Vice President/General Manager of Operations, Auto Group Americas for Eaton Corporation, a diversified industrial manufacturer. From July 2007 to January 2009, she served as Vice President/General Manager of Global Engine Valve Division in Turin, Italy for Eaton Corporation. From October 2003 to July 2007, she served as Manufacturing Operations Manager for Eaton Corporation's Engine Air Management Operations.

William E. Brown, Jr. 48, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since February 2009. From November 2006 to February 2009, he served as Vice President, Consumer and Landscape Contractor Business — Toro. From February 2003 to October 2006, he served as Vice President and General Manager, Commercial Business.

Philip A. Burkart 47, Vice President, Irrigation Businesses	Vice President, Irrigation Businesses since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Irrigation Business.

Timothy P. Dordell 47, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007. From November 2006 to May 2007, he served as Vice President, Deputy General Counsel. From May 2002 to November 2006, he served as Associate General Counsel-Corporate and Assistant Secretary at Ecolab Inc., a developer and marketer of products and services for the hospitality, foodservice, healthcare, and industrial markets.

Michael D. Drazan 52, Vice President, Contractor Business and Chief Information Officer	Vice President, Contractor Business and Chief Information Officer since February 2009. From November 2007 to February 2009, he served as Chief Information Officer and Vice President, Corporate Services. From November 2006 to October 2007, he served as Vice President, Chief Information Officer. From March 2000 to November 2006, he served as Vice President, Corporate Information Services.

Blake M. Grams 42, Vice President, Corporate Controller	Vice President, Corporate Controller since December 2008. From February 2006 to December 2008, he served as Managing Director, Corporate Controller. From November 2003 to January 2006, he served as Director, Corporate Finance.

Michael J. Happe 38, Vice President, Commercial Business	Vice President, Commercial Business since December 2008. From November 2007 to December 2008, he served as General Manager, Commercial Business. From November 2006 to October 2007, he served as Managing Director, Commercial Business. From November 2004 to October 2006, he served as Director of Marketing, International Business.

Thomas J. Larson 52, Vice President, Treasurer	Vice President, Treasurer since December 2008. From February 2006 to December 2008, he served as Treasurer. From November 2003 to January 2006, he served as Assistant Treasurer.

Peter M. Ramstad 52, Vice President, Human Resources and Business Development	Vice President, Human Resources and Business Development since November 2007. From November 2006 to November 2007, he served as Vice President, Business and Strategic Development. From December 2003 to November 2006, he served as Executive Vice President, Strategy and Finance at Personnel Decisions International, a consulting company that helps clients build organizational and talent strategies and assess and develop leaders.

Darren L. Redetzke 45, Vice President, International Business	Vice President, International Business since December 2008. From November 2007 to December 2008, he served as General Manager, International Business. From October 2006 to November 2007, he served as Managing Director, International Business. From November 2004 to October 2006, he served as Director of Marketing — Golf for the Commercial Business.

Richard W. Rodier 49, General Manager, Sitework Systems	General Manager, Sitework Systems since February 2009. From November 2004 to February 2009, he served as General Manager, Landscape Contractor Business — Toro.

Mark B. Stinson 44, General Manager, Exmark	General Manager, Exmark since November 2004.

Stephen P. Wolfe 61, Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since February 2006. From June 1997 to February 2006, he served as Vice President Finance, Treasurer and Chief Financial Officer.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Toro common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for Toro common stock and cash dividends paid for each of the quarterly periods for fiscal 2009 and 2008 were as follows:

Fiscal year ended October 31, 2009	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$36.55	$31.66	$36.18	$42.03
Low sales price	24.80	20.26	26.57	34.06
Last sales price	29.61	29.75	34.66	37.02
Cash dividends per share of common stock[1]	0.15	0.15	0.15	0.15

Fiscal year ended October 31, 2008	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$59.16	$51.99	$42.20	$46.67
Low sales price	40.74	37.92	30.05	27.16
Last sales price	50.93	40.81	33.13	33.64
Cash dividends per share of common stock[1]	0.15	0.15	0.15	0.15

1
Future cash dividends will depend upon the company's financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 33,369,486 and 35,484,766 shares outstanding as of October 31, 2009 and 2008, respectively.

Preferred Stock – 1,000,000 voting shares authorized and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Shareholders – As of December 16, 2009, Toro had approximately 4,255 shareholders of record.

Issuance of Unregistered Securities – On October 19, 2009, Toro awarded 4,752 restricted shares of Toro common stock to an executive officer as an employment inducement award. The restricted stock will vest in full on October 19, 2012 and may vest earlier upon the occurrence of certain events, including death or disability or a change of control of Toro. In the event the executive voluntarily terminates the executive's employment prior to October 19, 2012, the entire restricted stock grant will be forfeited and the shares will be returned to Toro's treasury account. The restricted shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

   The following table sets forth information with respect to shares of Toro common stock purchased by the company during each of the three fiscal months in the period ended October 31, 2009.

Period	Total Number of Shares Purchased[1,2]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1,2]

August 1, 2009 through August 28, 2009	512,177		$36.22	512,177	5,068,918
August 29, 2009 through September 25, 2009	772,206		38.89	772,206	4,296,712
September 26, 2009 through October 31, 2009	291,226	[3]	40.34	289,000	4,007,712

Total	1,575,609		$38.29	1,573,383

1
On May 21, 2008, the company's Board of Directors authorized the repurchase of an additional 4,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company's Board of Directors at any time. The company purchased an aggregate of 581,095 shares during the periods indicated above under this program. There are no shares remaining for repurchase under this program.
2
On July 21, 2009, the company's Board of Directors authorized the repurchase of an additional 5,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company's Board of Directors at any time. The company purchased an aggregate of 992,288 shares during the periods indicated under this program.
3
Includes 2,226 units (shares) of Toro common stock purchased in open-market transactions at an average price of $38.92 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 2,226 shares were not repurchased under the company's repurchase programs, as described in footnotes 1 and 2 above.

The Toro Company Common Stock Comparative Performance Graph

The information contained in The Toro Company Common Stock Comparative Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five year period from October 31, 2004 through October 31, 2009.

Fiscal year ending October 31,	2004	2005	2006	2007	2008	2009

The Toro Company	$100.00	$107.63	$128.25	$166.88	$102.27	$114.72
S&P 500	100.00	108.72	126.49	144.90	92.60	101.68
Peer Group	100.00	110.06	136.97	184.90	97.61	130.67

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

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data) Fiscal years ended October 31	2009	2008	2007	2006	2005[1]

OPERATING RESULTS:
Net sales	$1,523,447	$1,878,184	$1,876,904	$1,835,991	$1,779,387
Net sales (decline) growth from prior year	(18.9)%	0.1%	2.2%	3.2%	7.7%
Gross profit as a percentage of net sales	33.5%	34.8%	36.1%	35.0%	34.6%
Selling, general, and administrative expense as a percentage of net sales	26.0%	24.2%	24.2%	24.0%	24.3%
Earnings from operations	$115,197	$198,409	$223,649	$202,876	$182,726
Interest expense	17,578	19,333	19,445	17,672	17,733
Net earnings	62,837	119,651	142,436	129,145	114,082
As a percentage of net sales	4.1%	6.4%	7.6%	7.0%	6.4%
Basic net earnings per share[2]	$1.76	$3.17	$3.50	$3.01	$2.55
Diluted net earnings per share[2]	1.73	3.10	3.40	2.91	2.45
Return on average stockholders' equity	18.5%	32.6%	37.4%	33.0%	28.1%
SUMMARY OF FINANCIAL POSITION:
Total assets	$872,682	$932,260	$950,837	$919,073	$914,860
Average net working capital as a percentage of net sales[3]	26.2%	27.5%	29.4%	29.5%	30.4%
Long-term debt, including current portion	$228,811	$230,791	$229,209	$175,000	$175,046
Stockholders' equity	315,212	364,675	370,438	392,029	390,034
Debt-to-capitalization ratio	42.5%	39.0%	38.3%	30.9%	31.0%
CASH FLOW DATA:
Cash provided by operating activities	$251,470	$215,722	$183,574	$190,271	$174,083
Repurchases of Toro common stock	115,283	110,355	182,843	146,543	156,972
Cash dividends per share of Toro common stock[2]	0.60	0.60	0.48	0.36	0.24
OTHER STATISTICAL DATA:
Market price range –
High sales price[2]	$42.03	$59.16	$63.69	$52.52	$49.02
Low sales price[2]	20.26	27.16	42.06	36.30	33.90
Average number of employees	4,612	5,133	5,320	5,343	5,185

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

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and snow removal products worldwide. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: professional, residential, and distribution. Our distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and financing functions that is shown as "Other." Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect it to continue to be, attributable to new and enhanced products.

External Factors Impacting our Business

Fiscal 2009 was a year marked by many significant challenges. We entered fiscal 2009 expecting that a difficult sales environment would negatively pressure our results, but the adverse effects of the worldwide recessionary economic conditions, weakness in the housing and commercial construction markets, tight credit markets, and rising unemployment experienced in fiscal 2009 were even greater than anticipated. The economic strain on consumers and businesses intensified during the first half of fiscal 2009 as unemployment swelled, resulting in a further decline in consumer confidence and spending. Like many companies, our sales were negatively impacted by the deferral of large capital equipment purchases, particularly in the golf market, as well as the delay or cancellation of new construction and large renovation projects. This resulted in contracted markets with increased competitive pressure. The golf market was further impacted as course revenues and memberships declined, even though actual rounds played were essentially flat year over year. The challenges faced by our professional segment were compounded by the unprecedented levels of instability in the financial markets that resulted from the global credit crisis, which led to difficulties for our customers to access credit. During fiscal 2009, we also experienced significant foreign currency exchange rate fluctuations that negatively impacted our net sales by approximately $32 million in fiscal 2009. Given the uncertainty in the economic environment, we remained focused on growing market share, controlling expenses, and effectively managing our assets.

Growing Market Share

One of our priorities for fiscal 2009 was to drive market share gains. This was evidenced by our expanded product offering, commitment to innovation, and ability to capitalize on the evolving competitive landscape. While our markets contracted in fiscal 2009, information obtained from reputable third party sources, combined with our internal market assessment, leads us to believe that we increased our overall market share in key product categories. For example, we increased our market share for Toro and Lawn-Boy walk power mowers as a result of additional product placement at a key retailer for a new and broader line of walk power mowers. Our riding products also gained market share, in part from our new platform of Toro TITAN® zero-turning mowers that were well received by customers. In the landscape contractor market, we entered a new product category with the introduction of our Toro GrandStand™ premium stand-on mower. We also realized market share growth with the introduction of our next generation Toro and Exmark zero-turn radius riding mowers that feature more efficient designs with fewer parts. Our investment in the water management business also continued with our new line of Precision™ Series Spray nozzles, featuring our patented H2O Chip Technology that reduces runoff and water use, our new line of Aqua-TraXX PBX premium drip tape that gained ground as agricultural growers focus on conserving water, and the Turf Guard® wireless soil sensor that more accurately manages turf health and water usage. Customer reception was strong for our new Groundsmaster products and Workman utility vehicles. In addition, through focused marketing efforts and building solid relationships with customers around the world who value our brands and service, we captured market share in the sports fields and grounds and golf course markets. We believe that our commitment to product innovation and strong customer relationships, even during these turbulent times, positioned us well for future growth as our markets recover.

Controlling Expenses

During fiscal 2009, we also focused on reducing expenses. Selling, general, and administrative (SG&A) expense was down $58.5 million, or 12.9 percent, for fiscal 2009 compared to fiscal 2008 as our employees responded well to our call to restrain spending and implement tighter cost controls. In fiscal 2009, we reduced our worldwide salaried and office workforce by approximately 220 employees through workforce reduction programs and attrition, suspended regularly scheduled salary increases, reduced officers' salaries, changed our vacation policy and related accrual, and implemented four furlough days. We also reviewed our manufacturing and warehouse operations, resulting in efforts to close and consolidate facilities into other locations. We believe these actions should provide a leaner, more efficient manufacturing and logistics model going forward. At the same time, we remained focused on innovation as a means of providing increased value to our customers.

Asset Management

In our quest to become an integrated Lean enterprise, we placed continued emphasis on asset management during fiscal 2009. This is a continuous endeavor that we believe is fundamentally changing the way we do business. Our long-term asset management goal is to reduce average net working capital as a percent of net sales below 20 percent, or in the "teens." We define net working capital as accounts receivable plus inventory less trade payables. In fiscal 2009 and 2008, our average net working capital as a percentage of net sales was 26.2 percent and 27.5 percent, respectively.

   In fiscal 2009, we announced the formation of Red Iron Acceptance, LLC (Red Iron), a joint venture between Toro and TCF Inventory Finance, Inc. (TCFIF). The purposes of establishing this joint venture are to provide inventory financing, including floor plan and open account receivable financing, of our products to distributors and dealers in the U.S. and to select distributors of our products in Canada, as well as to free up our working capital for strategic purposes. Red Iron began financing floor plan receivables in the fourth quarter of fiscal 2009. Red Iron also began financing open account receivables, as well as floor plan receivables previously financed by a third party financing company, during our first quarter of fiscal 2010.

   During fiscal 2009, we reduced inventory levels in our plants and warehouses, and our distribution channels also reduced their inventory levels. Throughout the supply chain, we expect to continue to reduce our costs as more of our products use common components and we negotiate more favorable supplier agreements. In fiscal 2009, we continued to roll-out a pull-based production system that we plan to implement companywide over time.

The pull model is based on retail sales that trigger replenishment cycles throughout the supply chain. As manufacturing becomes better synchronized with customer demand, we expect inventory reductions at our facilities. We expect that our continued focus on asset management will improve customer satisfaction by delivering the right products to the right customer – at just the right time – to meet demand.

Summary of Fiscal 2009 Results

Fiscal 2009 was a difficult year with significant decreases in net sales and net earnings compared to fiscal 2008. Our fiscal 2009 results included the following items of significance:

•
Net sales for fiscal 2009 decreased by 18.9 percent to $1,523.4 million compared to fiscal 2008. This decrease was primarily attributable to decreased demand largely resulting from the global recessionary economic conditions that adversely impacted both domestic and international sales. Consequently, we did not achieve our revenue growth GrowLean initiative goal to grow net sales at an average rate of 8 percent or more over a three year period, as our average annual net sales declined 6.0 percent over the three-year period ended October 31, 2009.
•
International net sales for fiscal 2009 were down $121.1 million, or nearly 20 percent, compared to fiscal 2008, also due to decreased demand largely as a result of recessionary conditions around the world that adversely impacted our key international markets. Approximately $32 million of this net sales decline was the result of the strengthening of the U.S. dollar compared to other currencies in which we transact business. International net sales comprised 32.0 percent of our total consolidated net sales in fiscal 2009 compared to 32.4 percent in fiscal 2008 and 29.0 percent in fiscal 2007.
•
Fiscal 2009 net earnings decreased 47.5 percent to $62.8 million compared to fiscal 2008, and diluted net earnings per share declined 44.2 percent to $1.73 compared to fiscal 2008. Our after-tax return on sales for fiscal 2009 was 4.1 percent compared to 6.4 percent in fiscal 2008. We did not achieve our GrowLean profitability goal of attaining a consistent after-tax return on sales of 7 percent or more over a three year period, as our average after-tax return on sales for the three-year period ended October 31, 2009 was 6.2 percent.
•
Professional segment net sales, which represented over 60 percent of our total consolidated net sales in fiscal 2009, were significantly down by 25.9 percent in fiscal 2009 compared to fiscal 2008 due to decreased demand resulting largely as a consequence of the global recessionary conditions, despite positive customer response to new products we introduced.
•
Our residential segment net sales were down slightly by 1.9 percent in fiscal 2009 compared to fiscal 2008. This decline was primarily attributable to lower demand for riding products as a result of the poor economic conditions, despite customer acceptance for a new line of zero-turning riding mowers, and a decrease in electric blower product sales. Sales of snow thrower products were also down due to the timing of the introduction for a new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Somewhat offsetting this net sales decline was increased shipments of walk power mowers due to additional product placement at a key retailer and a new and broader line of walk power mowers.
•
Gross margin was 33.5 percent in fiscal 2009, down from 34.8 percent in fiscal 2008. As we experienced decreased demand for our products in fiscal 2009 as a result of the recessionary economic conditions, we cut production to align it with the decline in sales volumes and to reduce inventory levels. This lower plant utilization resulted in higher manufacturing costs that negatively impacted our gross margin in fiscal 2009 compared to fiscal 2008. In addition, our gross margin for fiscal 2009 was hampered by a decrease in sales of our higher-margin products and a stronger U.S. dollar compared to other currencies in which we transact business.
•
While we have been reducing our expenses during this difficult time, the decline in net sales was greater than the rate we were able to reduce SG&A costs. Although SG&A expense was down 12.9 percent in fiscal 2009 compared to fiscal 2008, SG&A expense as a percentage of net sales in fiscal 2009 was 26.0 percent compared to 24.2 percent in fiscal 2008.
•
During our fourth fiscal quarter, we formed Red Iron, a joint venture with TCFIF. The purposes of establishing Red Iron are to provide inventory financing for our distributors and dealers in the U.S. and Canada, as well as free up working capital as part of our asset management initiative. In fiscal 2009, we sold $72.8 million of floor plan receivables to Red Iron.
•
Despite the difficult economic conditions we faced in fiscal 2009, we improved our asset management with a 14.9 percent decline in our inventory to $176.3 million as of the end of fiscal 2009. Our domestic field inventory levels were also down as of the end of fiscal 2009 compared to the end of fiscal 2008 due in part to our continued focus to improve field inventory management.
•
We continued to generate strong cash flows from operations. Net cash provided by operating activities was $251.5 million in fiscal 2009 compared to $215.7 million in fiscal 2008, an increase of 16.6 percent, due mainly to the sale of our floor plan receivables to Red Iron.
•
We declared a cash dividend of $0.15 per share each quarter in fiscal 2009.
•
We continued with our stock repurchase program in fiscal 2009 which reduced our number of shares outstanding. This reduction resulted in a benefit to our diluted net earnings per share of approximately $0.10 in fiscal 2009 compared to fiscal 2008.

Outlook for Fiscal 2010

Fiscal 2009 was a difficult year as we faced the worst global recession in decades. We are uncertain when we will begin to see recovery in our markets and how quickly the recovery will occur. However, we have taken and continue to take proactive measures to manage through this tough economic environment. We believe the key drivers for our fiscal 2010 financial performance will include, among many others, the following main factors:

•
International markets will continue to be a long-term focus for us to grow our revenues. We plan to continue investing in new products designed specifically for international markets and in infrastructure around the world that will connect us closer to international customers, increasing our global presence. Our goal is for international sales to comprise a larger percentage of our total consolidated net sales. As we experienced a weak domestic economy during fiscal 2009, we also experienced challenging economic conditions in our key international markets. We anticipate economic conditions in some international markets will improve in fiscal 2010 and we expect our international business to slightly increase in fiscal 2010 compared to fiscal 2009.
•
We anticipate fiscal 2010 net sales in our professional segment to be approximately equivalent to those in fiscal 2009, as we expect a slow rebound of worldwide economies will continue to impact our professional markets during fiscal 2010. We expect budgets with municipalities to remain tight in fiscal 2010, which may add downward pressure on our professional segment net sales in fiscal 2010. However, we plan to continue to enhance our professional segment product offering with innovative new and improved products. In addition, we anticipate growth in the irrigation market for products that help conserve the use of water, namely for the commercial, residential, and agricultural markets, as the need to become more efficient in water use is expected to drive demand. We plan to invest in new products, manufacturing capacity, and infrastructure globally as products used for water conservation are expected to be a long-term focus for us. Our goal is for water related products to comprise a larger percentage of our total consolidated net sales.
•
Despite the economic downturn we faced in fiscal 2009, our residential segment performed relatively well with market share gains and additional product placement for our walk power mower and riding mower products. As we anticipate a slow economic recovery in fiscal 2010, we expect our residential segment net sales to be about even with fiscal 2009 net sales.
•
During fiscal 2010, we anticipate our gross margin rate to improve compared to fiscal 2009, assuming average costs paid for commodities in fiscal 2010 will be lower compared to the average prices paid for commodities in fiscal 2009. In addition, we plan to increase utilization at our manufacturing facilities by aggressively pursuing cost reduction efforts and increasing in-sourcing of certain production.
•
Although we anticipate net sales and SG&A costs in fiscal 2010 to be equivalent to fiscal 2009, we expect net earnings and diluted net earnings per share to be up in fiscal 2010 compared to fiscal 2009, driven mainly by our expectation that our gross margin rate will increase in fiscal 2010 compared to fiscal 2009, as well as a reduction in our diluted shares due to reduced shares outstanding from repurchases of our common stock.
•
In fiscal 2010, we plan to continue our focus on improving asset utilization. We anticipate a significant reduction in our net working capital as a percentage of net sales in fiscal 2010 compared to fiscal 2009 due to benefits from selling our receivables to Red Iron, as well as ongoing efforts to improve asset management. Consistent with our focus on asset management, domestic field inventory levels are within our expectations and we anticipate field inventory levels to be flat as of the end of fiscal 2010 compared to the end of fiscal 2009.

   We will continue to keep a cautionary eye on the global economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, expenses, and other factors identified in Part I, Item 1A, "Risk Factors" of this report, which could cause our actual results to differ from our anticipated outlook.

RESULTS OF OPERATIONS

Fiscal 2009 net earnings were $62.8 million compared to $119.7 million in fiscal 2008, a decrease of 47.5 percent. Fiscal 2009 diluted net earnings per share were $1.73, a decrease of 44.2 percent from $3.10 per share in fiscal 2008. The primary factors contributing to the net earnings decline were lower sales volumes, a decline in gross margin, and an increase in other expense, somewhat offset by lower SG&A expenses. However, our net earnings per diluted share were benefited by approximately $0.10 per share in fiscal 2009 compared to fiscal 2008 as a result of reduced shares outstanding from repurchases of our common stock.

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

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	(66.5)	(65.2)	(63.9)

Gross margin	33.5	34.8	36.1
SG&A expense	(26.0)	(24.2)	(24.2)
Interest expense	(1.1)	(1.0)	(1.0)
Other (expense) income, net	(0.1)	0.1	0.5
Provision for income taxes	(2.2)	(3.3)	(3.8)

Net earnings	4.1%	6.4%	7.6%

Fiscal 2009 Compared With Fiscal 2008

Net Sales.   Worldwide net sales in fiscal 2009 were $1,523.4 million compared to $1,878.2 million in fiscal 2008, a decrease of 18.9 percent. This net sales decline was primarily driven by:

•
Lower shipments of domestic professional segment products largely resulting from the global recession.
•
A significant decline in international sales due also to reduced demand as a result of recessionary conditions affecting our key international markets, as well as a stronger average U.S. dollar compared to other currencies in which we transact business that accounted for approximately $32 million of our net sales decrease.
•
A slight decline in residential segment net sales by 1.9 percent in fiscal 2009 compared to fiscal 2008 primarily attributable to lower demand of riding products as a result of the poor economic conditions, despite customer acceptance for a new line of zero-turn radius riding mowers, a decrease in electric blower product sales, and a decrease in sales of snow thrower products due to the timing of the introduction for a new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010.
•
Lower domestic field inventory levels as of the end of fiscal 2009 compared to the end of fiscal 2008 as our shipments decline more than retail demand, as well as improved field inventory management.

Partially offsetting those negative factors were:

•
Strong shipments of walk power mowers due to additional product placement at a key retailer and a new and broader line of walk power mowers.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the notes to our consolidated financial statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin decreased by 1.3 percentage points to 33.5 percent in fiscal 2009 from 34.8 percent in fiscal 2008. This decline was mainly the result of the following factors:

•
Lower sales of our higher-margin products.
•
Higher manufacturing costs from lower plant utilization as we cut production to align it with the decline in sales volumes, combined with our ongoing efforts to lower inventory levels.
•
A stronger average U.S. dollar compared to most other currencies in which we transact business.

Somewhat offsetting those negative factors were:

•
A reduction in our last-in first-out (LIFO) reserve of $3.3 million that benefited our gross margin due to a significant decline in our inventory levels.
•
A decline in freight expense.

Selling, General, and Administrative (SG&A) Expense.   SG&A expense decreased $58.5 million, or 12.9 percent, from fiscal 2008. See Note 1 of the notes to our consolidated financial statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expenses as a percentage of net sales. SG&A expense rate in fiscal 2009 increased to 26.0 percent compared to 24.2 percent in fiscal 2008 due to fixed SG&A costs spread over significantly lower sales volumes. The following factors decreased our SG&A expense:

•
Overall reduced spending in response to the worldwide recessionary economic conditions.
•
A decline in incentive compensation expense of $5.7 million due to lower than planned financial performance in fiscal 2009.

Offsetting those decreases were:

•
An increase in product liability costs of $5.3 million as a result of unfavorable claims experience.
•
Higher bad debt expense and costs for distributor changes of $4.0 million.

Interest Expense.   Interest expense for fiscal 2009 decreased by 9.1 percent compared to fiscal 2008 as a result of lower average short-term debt levels and a decline in average interest rates.

Other (Expense) Income, Net.   Other (expense) income, net consists mainly of interest income, financing revenue, litigation settlements and recoveries, currency exchange rate gains and losses, and equity losses from investments. Other expense, net for fiscal 2009 was $1.8 million compared to other income, net of $2.2 million in fiscal 2008. This increase in other expense, net was due mainly to the following factors:

•
Expenses of $6.8 million in the aggregate for several legal matters.
•
A decline in financing revenue of $1.5 million.
•
Lower interest income of $1.0 million.

Somewhat offsetting those increases were:

•
Foreign currency exchange rate gains in fiscal 2009 of $0.6 million compared to foreign currency exchange losses in fiscal 2008 of $5.0 million.

Provision for Income Taxes.   The effective tax rate for fiscal 2009 was 34.4 percent compared to 34.0 percent in fiscal 2008. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent it is more likely than not that any portion of the deferred tax asset will not be recognized. The increase in the effective tax rate was due to a valuation allowance of $1.5 million for foreign subsidiaries' net operating loss carry-forwards and other deferred tax assets reflecting the uncertainty over their future realization. This increase was partially offset by the tax impact of income from foreign jurisdictions subject to lower tax rates.

   We anticipate our tax rate for fiscal 2010 to be approximately 33.5 to 35 percent, depending on whether and when the domestic research credit, which is currently set to expire on December 31, 2009, is extended.

Fiscal 2008 Compared With Fiscal 2007

Net Sales.   Worldwide net sales in fiscal 2008 were $1,878.2 million compared to $1,876.9 million in fiscal 2007, a slight increase of 0.1 percent. This net sales increase was primarily driven by:

•
Increased international net sales that grew 11.9 percent as a result of strong growth and demand for our products in international markets, particularly in the golf market, and the successful introduction of new products.
•
A weaker U.S. dollar during most of fiscal 2008 compared to other currencies in which we transact business accounted for approximately $28 million of our sales growth.

Partially offsetting those positive factors were:

•
Lower domestic shipments as a result of the weakening of the domestic economy and customers' reluctance to place orders due to the uncertain economic environment.

Gross Margin.   Gross margin decreased by 1.3 percentage points to 34.8 percent in fiscal 2008 from 36.1 percent in fiscal 2007. This decline was mainly the result of the following factors:

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

Selling, General, and Administrative (SG&A) Expense.   SG&A expense decreased $0.4 million, or 0.1 percent, from fiscal 2007. SG&A expense rate in fiscal 2008 remained unchanged at 24.2 percent compared to fiscal 2007. The following factors increased our SG&A expense:

•
Increased spending for marketing.
•
Higher level of investments in engineering.
•
Costs incurred in fiscal 2008 for workforce adjustments.

Offsetting those increases were:

•
A decline in incentive compensation expense due to lower than planned financial performance in fiscal 2008.
•
A decrease in product liability and self-insurance costs attributable to favorable claims experience.

Interest Expense.   Interest expense for fiscal 2008 decreased slightly by 0.6 percent compared to fiscal 2007 due to interest expense paid in fiscal 2007 on $75 million in principal amount of notes that were repaid in June 2007 and a decline in average interest rates, somewhat offset by higher average debt levels.

Other Income, Net.   Other income, net for fiscal 2008 decreased $6.8 million compared to fiscal 2007. This decrease was due mainly to the following factors:

•
Foreign currency exchange rate losses in fiscal 2008 compared to foreign currency exchange rate gains in fiscal 2007.
•
Lower interest income.
•
A decline in financing revenue.

Somewhat offsetting those decreases was:

•
Higher litigation settlement recovery in fiscal 2008 compared to fiscal 2007.

Provision for Income Taxes.   The effective tax rate for fiscal 2008 was 34.0 percent compared to 33.2 percent in fiscal 2007. The increase in the effective tax rate was due mainly to the tax impact of foreign currency exchange rate fluctuations. In addition, our fiscal 2007 tax rate was benefited by the increase in benefits related to the domestic research credit as a result of the retroactive extension of this credit by the Tax Relief and Health Care Act of 2006.

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 12 of the notes to consolidated financial statements, we operate in three reportable business segments: professional, residential, and distribution. Our distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and financing functions that is shown as "Other." Operating earnings for our professional and residential segments are defined as earnings from operations plus other (expense) income, net. Operating loss for the "Other" segment includes earnings (loss) from wholly owned domestic distribution company operations, corporate activities, including corporate financing activities, other (expense) income, and interest expense.

   The following information provides perspective on our business segments' net sales and operating results.

Professional

Professional segment net sales represented 63 percent of consolidated net sales for fiscal 2009 and 68 percent for each of fiscal 2008 and 2007. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2009	2008	2007

Net sales	$965.9	$1,304.1	$1,292.9
% change from prior year	(25.9)%	0.9%	3.4%
Operating earnings	$127.6	$233.4	$256.9
As a percent of net sales	13.2%	17.9%	19.9%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2009 were significantly down by 25.9 percent compared to fiscal 2008 primarily from lower shipments for most domestic and international product categories due to decreased demand largely as a result of the worldwide recessionary economic conditions. In addition, professional segment sales were down due to the following other factors:

•
A significant decrease in sales of golf maintenance equipment and irrigation systems as customers delayed investments in new equipment at existing golf courses and new golf course construction slowed.
•
A decline in sales of residential/commercial irrigation systems as a result of weakness in the housing and commercial construction markets.
•
A stronger average U.S. dollar compared to most other currencies in which we transact business.
•
Decreased sales of landscape contractor equipment, despite the fact that our new products, which included our next generation of zero-turn radius riding mowers and GrandStand™ stand-on mowers, were well received by customers.
•
Lower domestic field inventory levels as of the end of fiscal 2009 as compared to the end of fiscal 2008 as our shipments declined more than retail demand, as well as improved field inventory management.

   Worldwide net sales for the professional segment in fiscal 2008 were up 0.9 percent compared to fiscal 2007. Higher international shipments led this increase as a result of strong demand and growth in international markets, particularly in the golf market, as well as a weaker U.S. dollar compared to other currencies in which we transact business. In addition, the success of new products introduced within the past two years resulted in higher equipment product sales for fiscal 2008. Somewhat offsetting those positive factors were lower domestic product shipments as a result of decreased demand due to the weak domestic economy, as well as the poor domestic housing market that led to a decline in professionally installed irrigation systems. Our domestic field inventory levels were also down as of the end of fiscal 2008 as compared to the end of fiscal 2007.

Operating Earnings.   Operating earnings for the professional segment in fiscal 2009 decreased 45.3 percent compared to fiscal 2008. Expressed as a percentage of net sales, professional segment operating margins decreased to 13.2 percent in fiscal 2009 compared to 17.9 percent in fiscal 2008. The following factors negatively impacted professional segment operating earnings:

•
Lower gross margins in fiscal 2009 compared to fiscal 2008 due to higher manufacturing costs from lower plant utilization as we cut production to align it with the decline in sales volumes, combined with our continued efforts to lower inventory levels. In addition, a stronger average U.S. dollar compared to most other currencies in which we transact business also hampered professional segment gross margins, as well as higher tooling costs from investments in tools for new products.
•
Higher SG&A expense rate in fiscal 2009 compared to fiscal 2008 due mainly to fixed SG&A costs spread over lower sales volumes, as well as higher product liability expense.

   Operating earnings for the professional segment in fiscal 2008 decreased 9.2 percent compared to fiscal 2007. Expressed as a percentage of net sales, professional segment operating margins decreased to 17.9 percent in fiscal 2008 compared to 19.9 percent in fiscal 2007. The operating profit decline was due mainly to lower gross margins as a result of increased commodity costs and fuel prices, as well as higher manufacturing costs from lower plant utilization, which were somewhat offset by price increases on most products, cost reduction efforts, and a weaker average U.S. dollar compared to most other currencies in which we transact business. A higher SG&A expense rate also hampered operating earnings due to investments in engineering and marketing, partially offset by a decline in product liability and warranty expense from favorable claims experience.

Residential

Residential segment net sales represented 35 percent of consolidated net sales for fiscal 2009 and 30 percent for each of fiscal 2008 and 2007. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2009	2008	2007

Net sales	$532.7	$542.9	$541.1
% change from prior year	(1.9)%	0.3%	0.1%
Operating earnings	$46.4	$35.3	$39.1
As a percent of net sales	8.7%	6.5%	7.2%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2009 were slightly down by 1.9 percent compared to fiscal 2008 primarily as a result of the following factors:

•
A decline in international residential segment net sales due to poor economic conditions in Europe, as well as a stronger U.S. dollar compared to most other currencies in which we transact business.
•
Shipments of riding products were also down due to decreased demand primarily resulting from the recessionary economic conditions.
•
A decrease in electric blower product sales as a result of lost product placement at a mass retailer.
•
Lower sales of snow thrower products as a result of the timing of the introduction for a new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010.

Somewhat offsetting those negative factors were:

•
Increased shipments of walk power mowers as a result of additional product placement at a key retailer and a new and broader line of walk power mowers.
•
Positive customer response for our new line of zero-turn radius riding mowers.

   Worldwide net sales for the residential segment in fiscal 2008 were slightly up by 0.3 percent compared to fiscal 2007. This increase was due primarily to strong snow thrower product sales in North America due to heavy snow falls during the winter season of 2007-2008 and low field inventory levels entering the 2008-2009 winter season. In addition, strong demand in international markets, mainly for riding products and Pope products sold in Australia, also contributed to the residential segment sales growth. Somewhat offsetting those positive factors was lower demand for walk power mowers as a result of the weak domestic economy and poor spring weather, as well as a reduction in product placement and increased competitive pressure for walk power mowers. Electric trimmer product shipments were also down due to lost placement at a key retailer.

Operating Earnings.   Operating earnings for the residential segment in fiscal 2009 increased 31.3 percent compared to fiscal 2008. Expressed as a percentage of net sales, residential segment operating margins improved to 8.7 percent in fiscal 2009 compared to 6.5 percent in fiscal 2008. The following factors impacted residential segment operating earnings:

•
A slight improvement in gross margins primarily from a decrease in freight expense, as well as a decline in tooling expense resulting from accelerated depreciation of tooling in fiscal 2008 that was no longer used. These favorable improvements to residential segment gross margins were somewhat offset by unfavorable product mix and a stronger average U.S. dollar compared to most other currencies in which we transact business.
•
A decline in SG&A expense from lower spending for marketing, engineering, administration, and warehousing costs as a result of budget reductions.

   Operating earnings for the residential segment in fiscal 2008 decreased 9.6 percent compared to fiscal 2007. Expressed as a percentage of net sales, residential segment operating margins declined to 6.5 percent compared to 7.2 percent in fiscal 2007 due to lower gross margins primarily from increased commodity costs and tooling expense. A higher SG&A expense rate also contributed to the operating earnings decline due mainly to increased spending for marketing.

Other

(Dollars in millions) Fiscal years ended October 31	2009	2008	2007

Net sales	$24.8	$31.2	$42.9
% change from prior year	(20.5)%	(27.2)%	(3.9)%
Operating loss	$(78.2)	$(87.4)	$(82.8)

Net Sales.   Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In addition, elimination of the professional and residential segments' floor plan interest costs from Toro Credit Company (TCC) are also included in this segment. During October 2009, TCC sold its receivable portfolio to Red Iron. The other segment net sales in fiscal 2009 decreased 20.5 percent compared to fiscal 2008 due to reduced demand largely resulting from the domestic economic recession, as well as a reduction in the elimination of floor plan interest costs as a result of lower receivables with TCC and a reduction in interest rates.

   The other segment net sales in fiscal 2008 decreased 27.2 percent compared to fiscal 2007 as a result of the weakening of the domestic economy and the sale of a portion of the operations of one of our company-owned distributorships in the first quarter of fiscal 2008.

Operating Loss.   Operating loss for the other segment in fiscal 2009 decreased by 10.5 percent compared to fiscal 2008. This loss decrease was primarily attributable to overall reduced spending in response to the economic downturn, foreign currency exchange rate gains in fiscal 2009 compared to foreign currency exchange rate losses in fiscal 2008, a decrease in incentive compensation expense, and a decline in interest expense, somewhat offset by expenses for several legal matters, an increase in bad debt expense, and higher costs for distributor changes.

   Operating loss for the other segment in fiscal 2008 increased by 5.6 percent compared to fiscal 2007. This loss increase was primarily attributable to foreign currency exchange rate losses in fiscal 2008 compared to foreign currency exchange rate gains in fiscal 2007 and costs incurred in fiscal 2008 for workforce adjustments, somewhat offset by a decrease in incentive compensation expense.

FINANCIAL CONDITION

Working Capital

We have taken proactive measures to improve working capital utilization during the tough economic environment, including adjusting production plans, controlling costs, and managing our assets. As such, our financial condition remains strong. We continue to place emphasis on asset management, with a focus on minimizing the amount of working capital in the supply chain and maintaining or improving order replenishment and service levels to end users. In connection with our recently established joint venture with TCFIF, we sold certain receivables, including floor plan and open account receivables, from most U.S. and Canadian distributors and dealers of our products at a purchase price equal to the face value of the receivables or the purchase price paid for such receivables. The joint venture began financing floor plan receivables in the fourth quarter of fiscal 2009. The joint venture also began financing open account receivables, as well as floor plan receivables previously financed by a third party financing company, during our first quarter of fiscal 2010. The sale of these receivables makes our working capital available for other strategic purposes, such as strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes.

   The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2009		2008

Average cash and cash equivalents	$86.2		$51.4
Average receivables, net	273.6		348.6
Average inventories, net	213.3		266.7
Average accounts payable	87.2		98.4
Average days outstanding for receivables	66		68
Average inventory turnover	4.75	x	4.60	x

   Average receivables, net decreased 21.5 percent in fiscal 2009 compared to fiscal 2008, and average days outstanding for receivables decreased to 66 days in fiscal 2009 compared to 68 days in fiscal 2008 due in part to lower average field inventory levels as our customers focused on improving asset management, as well as the sale of our floor plan receivables to Red Iron during the fourth quarter of fiscal 2009. Average net inventories decreased 20.0 percent in fiscal 2009 compared to fiscal 2008, and average inventory turnover improved by 3.3 percent in fiscal 2009 compared to fiscal 2008 as we curtailed production levels and continued our focus to improve asset management.

   We expect average receivables and average days outstanding for receivables in fiscal 2010 to significantly decrease compared to fiscal 2009 as a result of the sale of our floor plan receivables and certain open account receivables to Red Iron. We expect average inventories to also decline in fiscal 2010 compared to fiscal 2009 and we anticipate average inventory turnover to improve in fiscal 2010 compared to fiscal 2009 as we plan to continue our efforts to improve asset utilization.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2009 capital expenditures of $37.9 million were 22.4 percent lower compared to fiscal 2008. This decrease was primarily attributable to spending reductions in response to the recessionary economic conditions. Capital expenditures for fiscal 2010 are anticipated to be approximately $40 to $45 million as we plan to continue to invest in new product tooling, replacement production equipment, and expansion of our vertical integration capabilities.

   Long-term assets as of October 31, 2009 were $290.5 million compared to $288.3 million as of October 31, 2008, a slight increase of 0.8 percent. This increase was due primarily to the addition of intangible assets from an acquisition.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions) October 31	2009	2008

Short-term debt	$4.5	$2.3
Long-term debt, including current portion	228.8	230.8
Stockholders' equity	315.2	364.7
Debt-to-capitalization ratio	42.5%	39.0%

   Our debt-to-capitalization ratio was higher in fiscal 2009 compared to fiscal 2008 due to a decrease in stockholders' equity as we continued to repurchase shares of our common stock, as well as a decline in net earnings.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. One of the purposes of establishing the joint venture with TCFIF, as previously discussed, is to free up our working capital for other strategic purposes, which may include, among other things, strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Cash Dividends

Each quarter in fiscal 2009 and 2008, our Board of Directors declared a cash dividend of $0.15 per share. Our Board of Directors recently increased our first quarter of fiscal 2010 quarterly cash dividend by 20 percent to $0.18 per share from the quarterly cash dividend paid in the first quarter of fiscal 2009.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2009	2008	2007

Operating activities	$251.5	$215.7	$183.6
Investing activities	(46.0)	(51.5)	(50.3)
Financing activities	(121.3)	(124.0)	(128.8)
Effect of exchange rates on cash	4.2	(2.8)	2.0

Net cash provided	$88.4	$37.4	$6.5

Cash and cash equivalents as of fiscal year end	$187.8	$99.4	$62.0

Cash Flows Provided by Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2009, cash provided by operating activities increased 16.6 percent from fiscal 2008. This increase was primarily attributable to cash received from the sale of $72.8 million of floor plan receivables to Red Iron, as well as a decline in inventory levels in fiscal 2009 compared to fiscal 2008, somewhat offset by a decrease in net earnings.

Cash Flows Used in Investing Activities.   Capital expenditures and acquisitions are our primary uses of capital resources. These investments are intended to enable sales growth in diverse and new markets and products, help us to meet product demand, and increase our manufacturing efficiencies. Cash used in investing activities decreased 10.9 percent in fiscal 2009 compared to fiscal 2008 due mainly to a decline in purchases of property, plant, and equipment, somewhat offset by an increase in investments in affiliates and acquisitions.

Cash Flows Used in Financing Activities.   Cash used in financing activities decreased 2.2 percent in fiscal 2009 compared to fiscal 2008. This decrease was primarily attributable to an increase of proceeds and tax benefits from stock-based awards in fiscal 2009 compared to fiscal 2008, which was somewhat offset by higher levels of funds used to repurchase our common stock in fiscal 2009 compared to fiscal 2008.

Credit Lines and Other Capital Resources

Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and extended payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Our peak borrowing usually occurs between January and April. Seasonal cash requirements are financed from operations and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $21.7 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. As of October 31, 2009, we had $10.1 million of outstanding standby letters of credit. Average short-term debt was $14.1 million in fiscal 2009 compared to $60.3 million in fiscal 2008, a decrease of $46.2 million, or 76.5 percent. This decline was primarily attributable to a decrease in our working capital needs in fiscal 2009 compared to fiscal 2008 as a result of lower accounts receivable and inventory levels, as previously discussed. As of October 31, 2009, we had $236.5 million of unutilized availability under our credit agreements.

   Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreement as of October 31, 2009, and we expect to be in compliance with all covenants during fiscal 2010. Our credit agreement requires compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by our credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio rises above a certain level, the interest rate we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2009 by Standard and Poor's Ratings Group at BBB- and by Moody's Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2009, we continued repurchasing shares of our common stock as a means of using excess cash and reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. In July 2009, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by our Board of Directors at any time. As of October 31, 2009, 4,007,712 shares remained available for repurchase under our Board authorization.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2009	2008	2007

Shares of common stock purchased	3,316,536	2,809,927	3,342,729
Cost to repurchase common stock	$115.3	$110.4	$182.8
Average price paid per share	$34.76	$39.27	$54.70

Customer Financing Arrangements

Wholesale Financing.   Third party financing companies and affiliates purchase selected receivables from us and our distributors and dealers for extended periods that assist our distributors and dealers in carrying representative inventories of our products. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. The financing company retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   Historically, TCC, our wholly owned finance subsidiary, provided financing for select products we manufacture for and sell to our U.S. distributors, select distributors of our products in Canada, and approximately 150 select U.S. dealers. During October 2009, TCC sold its receivable portfolio to Red Iron, a recently established joint venture between Toro and TCFIF. Red Iron provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada. In connection with the establishment of the joint venture, we terminated our agreement with the third party financing company that previously provided floor plan financing to dealers of our products in the U.S. and Canada, and Red Iron began financing new receivables during the first quarter of fiscal 2010.

   Third party financing companies and Red Iron purchased $311.3 million of receivables from us during fiscal 2009, of which $131.0 million was outstanding as of October 31, 2009. We also enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables sold by us to third party financing companies and Red Iron. As of October 31, 2009, we were contingently liable to repurchase up to $12.6 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our operating results.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. During fiscal 2007, we entered into an amended agreement with a third party financing company that eliminated our contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, we are only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. Our maximum exposure for credit collection as of October 31, 2009 was $7.9 million.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2009 and 2008, we had outstanding notes receivable in the aggregate of $3.2 million and $2.3 million, respectively, from two distribution companies. The amounts are included in other current and long-term assets on our consolidated balance sheets.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2009.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt[1]	$3,765	$1,750	$–	$225,000	$230,515
Short-term debt[1]	4,529	–	–	–	4,529
Interest payments	16,318	32,224	32,163	292,579	373,284
Deferred compensation arrangements[2]	962	1,552	1,381	1,919	5,814
Purchase obligations	3,534	707	–	–	4,241
Operating leases[3]	13,325	15,328	8,765	4,506	41,924

Total	$42,433	$51,561	$42,309	$524,004	$660,307

1
Principal payments and recourse accounts with Red Iron.
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

   As of October 31, 2009, we also had $12.8 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $6.1 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

Market Risk

Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Additional information is presented in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Note 14 of the notes to our consolidated financial statements.

Inflation

We are subject to the effects of inflation and changing prices. During the first half of fiscal 2009, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2008. During the second half of fiscal 2009, prices paid for commodities declined, which offset the negative impact of higher commodity costs on our gross margin rate during the first half of fiscal 2009. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities to be lower in fiscal 2010 as compared to fiscal 2009. We plan to attempt to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, as appropriate.

Acquisitions and Divestiture

In fiscal 2009, we completed the purchase of certain assets and assumed certain liabilities of Ty-Crop Manufacturing Ltd., a leading manufacturer of topdressing and material handling equipment for golf course and sports fields applications. The acquisition of Ty-Crop's topdressing and material handling equipment enhances our product offering of application and cultivation equipment to help customers achieve improved agronomic conditions of turf.

   In fiscal 2008, we completed the purchase of certain assets and assumed certain liabilities of Southern Green, Inc., a leading manufacturer of deep-tine aeration equipment. The acquisition of Southern Green's versatile line of Soil Reliever® aerators increased our offering of highly-productive turf cultivation equipment and provided entry into a new product category for our golf course and sports field markets.

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

Inventory Valuation.   We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the LIFO method for most U.S. inventories or the first-in, first-out (FIFO) method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our manufacturing production accordingly.

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

New Accounting Pronouncements to be Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 166, "Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140." SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities. SFAS No. 166 also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. We will adopt both SFAS No. 167 and SFAS No. 166 on November 1, 2010, as required. We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements and related disclosures.

   In April 2008, the FASB finalized Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. We adopted the provisions of FSP 142-3 on November 1, 2009, as required.

   In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141R applies to all business combinations and requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at "full fair value." This statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We adopted the provisions of SFAS No. 141R to any business combination occurring on or after November 1, 2009, as required.

   No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2009 has had or is expected to have a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk.   In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally has a negative impact on our results from operations, while a weaker dollar and peso generally has a positive effect. Our primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.

   We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in market values of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. During fiscal 2009, the amount of gains treated as an increase to net sales for contracts to hedge sales were $11.8 million. During fiscal 2008 and 2007, the amount of losses treated as a reduction of net sales for contracts to hedge sales were $8.0 million and $2.2 million, respectively. During fiscal 2009, the losses treated as an increase to costs of sales for contracts to hedge inventory purchases were $4.2 million. During fiscal 2008 and 2007, the gains treated as a reduction to cost of sales for contracts to hedge inventory purchases were $0.7 million and $1.0 million, respectively.

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2010 and 2011. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other (expense) income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss (AOCL), and fair value impact of derivative instruments in other (expense) income, net as of and for the fiscal year ended October 31, 2009 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact (Loss) Gain

Buy U.S. $/Sell Canadian dollar	0.9203	$8,927.0	$(72.2)	$701.3
Buy U.S. $/Sell Australian dollar	0.8274	56,446.0	(2,309.9)	1,633.5
Buy U.S. $/Sell Euro	1.4227	71,286.8	(2,024.0)	7,462.4
Buy U.S. $/Sell British pound	1.6406	3,609.2	—	5.8
Buy Australian dollar/Sell U.S. $	0.9275	10,104.3	—	(323.6)
Buy Mexican peso/Sell U.S. $	13.2257	14,063.6	(238.6)	(4,193.1)

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant, including the average balance of short-term debt outstanding during fiscal 2009, interest expense would have increased $0.1 million in fiscal 2009. Included in long-term debt is $228.8 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2009, the estimated fair value of long-term debt with fixed interest rates was $232.9 million compared to its carrying amount of $228.8 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.

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

Commodity Risk.   We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation."

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

Equity Price Risk.   The trading price volatility of Toro common stock impacts compensation expense related to our stock-based compensation plans. Further information is presented in Note 10 of the notes to our consolidated financial statements regarding our stock-based compensation plans.

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

   Management, with the participation of the company's Chairman of the Board, President, and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2009.

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

We have audited the accompanying consolidated balance sheets of The Toro Company as of October 31, 2009 and 2008 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company as of October 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota December 22, 2009

 CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2009	2008	2007

Net sales	$1,523,447	$1,878,184	$1,876,904
Cost of sales	1,012,472	1,225,474	1,198,529

Gross profit	510,975	652,710	678,375
Selling, general, and administrative expense	395,778	454,301	454,726

Earnings from operations	115,197	198,409	223,649
Interest expense	(17,578)	(19,333)	(19,445)
Other (expense) income, net	(1,831)	2,213	9,023

Earnings before income taxes	95,788	181,289	213,227
Provision for income taxes	32,951	61,638	70,791

Net earnings	$62,837	$119,651	$142,436

Basic net earnings per share of common stock	$1.76	$3.17	$3.50

Diluted net earnings per share of common stock	$1.73	$3.10	$3.40

Weighted-average number of shares of common stock outstanding – Basic	35,788	37,736	40,682
Weighted-average number of shares of common stock outstanding – Diluted	36,240	38,579	41,864

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2009	2008

ASSETS
Cash and cash equivalents	$187,773	$99,359
Receivables, net:
Customers (net of $4,075 and $2,646 as of October 31, 2009 and 2008, respectively, for allowance for doubtful accounts)	134,627	246,103
Other	9,082	10,156

Total receivables, net	143,709	256,259

Inventories, net	176,275	207,084
Prepaid expenses and other current assets	14,914	27,491
Deferred income taxes	59,467	53,755

Total current assets	582,138	643,948

Property, plant, and equipment, net	166,716	168,867
Deferred income taxes	3,585	6,476
Other assets	10,512	7,949
Goodwill	86,407	86,192
Other intangible assets, net	23,324	18,828

Total assets	$872,682	$932,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,765	$3,276
Short-term debt	4,529	2,326
Accounts payable	91,074	92,997
Accrued liabilities:
Warranty	54,273	58,770
Advertising and marketing programs	45,298	48,412
Compensation and benefit costs	47,214	53,898
Insurance	18,924	15,587
Income taxes	440	4,761
Other	51,284	44,424

Total current liabilities	316,801	324,451

Long-term debt, less current portion	225,046	227,515
Deferred revenue	8,510	9,363
Other long-term liabilities	7,113	6,256
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 33,369,486 shares as of October 31, 2009 and 35,484,766 shares as of October 31, 2008	33,369	35,485
Retained earnings	291,246	337,734
Accumulated other comprehensive loss	(9,403)	(8,544)

Total stockholders' equity	315,212	364,675

Total liabilities and stockholders' equity	$872,682	$932,260

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$62,837	$119,651	$142,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation and amortization	44,535	48,194	42,105
Equity losses from affiliates	136	859	361
Gain on disposal of property, plant, and equipment	(18)	(196)	(194)
Gain on sale of a business	–	(113)	–
Decrease (increase) in deferred income taxes	4,691	(5,466)	(522)
Stock-based compensation expense	4,116	5,684	7,293
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	126,721	14,770	9,033
Inventories, net	40,036	29,949	(1,915)
Prepaid expenses and other assets	(4,360)	719	(977)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	(27,224)	1,671	(14,046)

Net cash provided by operating activities	251,470	215,722	183,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(37,939)	(48,914)	(42,168)
Proceeds from asset disposals	208	1,021	267
Increase in investments in affiliates	(3,811)	(250)	–
Decrease (increase) in other assets	1,982	(35)	1,494
Proceeds from sale of a business	–	1,048	–
Acquisitions, net of cash acquired	(6,400)	(4,430)	(9,881)

Net cash used in investing activities	(45,960)	(51,560)	(50,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(2,326)	2,887	(10)
Issuance of long-term debt, net of costs	–	–	121,491
Repayments of long-term debt	(3,422)	(1,497)	(75,000)
Excess tax benefits from stock-based awards	7,403	3,522	13,775
Proceeds from exercise of stock options	13,726	3,997	13,255
Purchases of Toro common stock	(115,283)	(110,355)	(182,843)
Dividends paid on Toro common stock	(21,403)	(22,615)	(19,459)

Net cash used in financing activities	(121,305)	(124,061)	(128,791)

Effect of exchange rates on cash	4,209	(2,789)	2,029

Net increase in cash and cash equivalents	88,414	37,312	6,524
Cash and cash equivalents as of the beginning of the fiscal year	99,359	62,047	55,523

Cash and cash equivalents as of the end of the fiscal year	$187,773	$99,359	$62,047

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$17,724	$19,797	$18,234
Income taxes	29,803	55,850	61,257
Shares issued in connection with stock-based compensation plans	1,524	2,305	4,971
Long-term debt issued in connection with acquisitions	1,500	3,130	6,000

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Income

Balance as of October 31, 2006	$40,356	$358,522	$(6,849)	$392,029

Cash dividends paid on common stock – $0.48 per share	–	(19,459)	–	(19,459)
Issuance of 937,846 shares under stock-based compensation plans	938	18,862	–	19,800
Contribution of stock to a deferred compensation trust	–	748	–	748
Purchase of 3,342,729 shares of common stock	(3,343)	(179,500)	–	(182,843)
Excess tax benefits from stock options	–	13,775	–	13,775
Adjustment related to adoption of SFAS No. 158, net of tax	–	–	(1,484)	(1,484)
Minimum pension liability adjustment, net of tax	–	–	41	41	$41
Foreign currency translation adjustments	–	–	9,757	9,757	9,757
Unrealized loss on derivative instruments, net of tax	–	–	(4,362)	(4,362)	(4,362)
Net earnings	–	142,436	–	142,436	142,436

Total comprehensive income					$147,872

Balance as of October 31, 2007	$37,951	$335,384	$(2,897)	$370,438

Cash dividends paid on common stock – $0.60 per share	–	(22,615)	–	(22,615)
Issuance of 343,862 shares under stock-based compensation plans	344	9,035	–	9,379
Contribution of stock to a deferred compensation trust	–	302	–	302
Purchase of 2,809,927 shares of common stock	(2,810)	(107,545)	–	(110,355)
Excess tax benefits from stock options	–	3,522	–	3,522
Pension liability adjustment, net of tax	–	–	359	359	$359
Foreign currency translation adjustments	–	–	(18,367)	(18,367)	(18,367)
Unrealized gain on derivative instruments, net of tax	–	–	12,361	12,361	12,361
Net earnings	–	119,651	–	119,651	119,651

Total comprehensive income					$114,004

Balance as of October 31, 2008	$35,485	$337,734	$(8,544)	$364,675

Cash dividends paid on common stock – $0.60 per share	–	(21,403)	–	(21,403)
Issuance of 1,201,256 shares under stock-based compensation plans	1,201	16,524	–	17,725
Contribution of stock to a deferred compensation trust	–	118	–	118
Purchase of 3,316,536 shares of common stock	(3,317)	(111,967)	–	(115,284)
Excess tax benefits from stock options	–	7,403	–	7,403
Pension liability adjustment, net of tax	–	–	(2,633)	(2,633)	$(2,633)
Foreign currency translation adjustments	–	–	13,286	13,286	13,286
Unrealized loss on derivative instruments, net of tax	–	–	(11,512)	(11,512)	(11,512)
Net earnings	–	62,837	–	62,837	62,837

Total comprehensive income					$61,978

Balance as of October 31, 2009	$33,369	$291,246	$(9,403)	$315,212

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company uses the equity method to account for investments over which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company's share of the net earnings (losses) of these companies. The cost method is used to account for investments in companies that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at cost. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty accruals, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in Part I, Item 1A, "Risk Factors" of this report, which include, among others, the recessionary economic conditions, unfavorable foreign currency exchange rate changes, commodity costs, tight credit markets, and a decline in consumer spending and confidence, all of which have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are stated at cost, which approximates fair value.

Receivables

The company's financial exposure to collection of accounts receivable is reduced due to its joint venture with TCF Inventory Finance, Inc. (TCFIF), as further discussed in Note 3. For receivables not serviced through the company's joint venture with TCFIF, the company grants credit to customers in the normal course of business, performs on-going credit evaluations of customers, and maintains allowances for potential credit losses. Receivables are recorded at original carrying amount less reserves for estimated uncollectible accounts.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories. The first-in, first-out (FIFO) method is used for all other inventories, constituting approximately 33 percent and 29 percent of total inventories as of October 31, 2009 and 2008, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production as well as planned and historical sales of the inventory.

   During fiscal 2009 and 2008, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $3,284 in fiscal 2009 and $423 in fiscal 2008 below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

   Inventories as of October 31 were as follows:

	2009	2008

Raw materials and work in progress	$56,679	$63,268
Finished goods and service parts	169,739	194,118

Total FIFO value	226,418	257,386
Less: adjustment to LIFO value	50,143	50,302

Total	$176,275	$207,084

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over three to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2009, 2008, and 2007, the company capitalized $98, $419, and $820 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2009	2008

Land and land improvements	$22,736	$22,694
Buildings and leasehold improvements	114,905	111,796
Machinery and equipment	358,575	331,079
Computer hardware and software	55,531	52,967

Subtotal	551,747	518,536
Less: accumulated depreciation	385,031	349,669

Total property, plant, and equipment, net	$166,716	$168,867

   During fiscal years 2009, 2008, and 2007, the company recorded depreciation expense of $42,031, $46,099, and $40,529, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired and accounted for by the purchase method of accounting. Goodwill and certain other intangible assets having indefinite lives are tested annually for impairment or more frequently if events suggest the remaining value may not be recoverable.

   Other intangible assets with determinable lives consist primarily of patents, non-compete agreements, customer relationships, and developed technology that are amortized on a straight-line basis over periods ranging from two to 13 years.

Impairment of Long-Lived Assets

The company reviews indefinite-life intangible assets and goodwill, for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying value.

   The company reviewed the fair value of its reporting units that have goodwill on their respective balance sheets with their corresponding carrying amount (with goodwill) during the fourth quarter of fiscal 2009. The company determined that it has seven reporting units, which are the same as its seven operating segments. Five reporting units contain goodwill on their respective balance sheets. As of August 28, 2009, the company performed a detailed discounted cash flow analysis for all of its reporting units to estimate their respective fair values. The carrying value is based on the assets and liabilities associated with the operations of each reporting unit, which includes an allocation of corporate assets and liabilities based on key financial ratios, such as a proportion of the total account balances to net sales or cost of sales of the respective reporting unit. Growth rates for sales and profits are determined using inputs from the company's annual long-range planning process. Management also makes estimates of discount rates, perpetuity growth assumptions, and other factors.

   The company also performed an assessment of its indefinite-life intangible assets, mainly trade names, as of October 31, 2009. The company's estimate of the fair value of its trade names are based on a discounted cash flow model using inputs which included: projected revenues from the company's annual plan; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate.

   Other long-lived assets, including property, plant, and equipment and definite-life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. For long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised.

   Based on the company's impairment analysis, the company wrote down $1,071, $3,843, and $163 of long-lived assets during fiscal 2009, 2008, and 2007, respectively.

Accounts Payable

In fiscal 2009, the company entered into a customer-managed services agreement with a third party to provide a web-based platform that facilitates participating suppliers' ability to finance payment obligations from the company with a designated third party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to a participating financial institution.

   The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to finance amounts under this arrangement. However, the company's right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers. As of October 31, 2009, $2,752 of the company's outstanding payment obligations had been placed on the accounts payable tracking system.

Insurance

The company is self-insured for certain losses relating to medical, dental, and workers' compensation claims, and product liability occurrences. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Accrued insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The company also establishes accruals for major rework campaigns. The amount of warranty accruals is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. The company periodically assesses the adequacy of its warranty accruals based on changes in these factors and records any necessary adjustments if actual claim experience indicates that adjustments are necessary.

   The changes in accrued warranties were as follows:

Fiscal years ended October 31	2009	2008

Beginning Balance	$58,770	$62,030
Warranty provisions	32,721	42,733
Warranty claims	(38,225)	(43,630)
Changes in estimates	907	(2,447)
Addition from acquisitions	100	84

Ending Balance	$54,273	$58,770

Derivatives

Derivatives, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders' equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other (expense) income, net in the consolidated statements of earnings.

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders' equity captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other (expense) income, net in the consolidated statements of earnings.

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

Revenue Recognition

The company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. A provision is made at the time the related revenue is recognized for estimated product returns, cost of product warranties, floor plan costs, rebates, and other sales promotional expenses. Sales, use, value-added, and other excise taxes are not recognized in revenue. Freight revenue billed to customers is included in net sales.

   Retail customers may obtain financing through third-party financing companies to assist in their purchase of the company's products. Most of these leases are classified as sales-type leases. However, based on the terms and conditions of the financing agreements, some transactions are classified as operating leases, which results in recognition of revenue over the lease term on a straight-line basis.

   The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title of its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. The amount of consignment inventory as of October 31, 2009 and 2008 was $11,103 and $10,051, respectively.

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

Cost of Financing Distributor/Dealer Inventory

The company enters into limited inventory repurchase agreements with a third party financing company and Red Iron. The company has repurchased immaterial amounts of inventory under these repurchase agreements over the last three fiscal years. However, an adverse change in retail sales could cause this situation to change and thereby require the company to repurchase a portion of financed product. See Note 13 for additional information regarding the company's repurchase arrangements.

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $9,452, $12,597, and $13,559 for the fiscal years ended October 31, 2009, 2008, and 2007, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $33,496, $43,137, and $39,877 for the fiscal years ended October 31, 2009, 2008, and 2007, respectively.

Stock-Based Compensation

The company's stock-based compensation awards include performance shares issued to key employees that are contingent on the achievement of performance goals of the company, as well as non-qualified stock options. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. See Note 10 for additional information regarding stock-based compensation plans.

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

   Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2009	2008	2007

Weighted-average number of shares of common stock	35,784	37,730	40,661
Assumed issuance of contingent shares	4	6	21

Weighted-average number of shares of common stock and assumed issuance of contingent shares	35,788	37,736	40,682

DILUTED

(Shares in thousands) Fiscal years ended October 31	2009	2008	2007

Weighted-average number of shares of common stock and assumed issuance of contingent shares	35,788	37,736	40,682
Effect of dilutive securities	452	843	1,182

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	36,240	38,579	41,864

   Options to purchase an aggregate of 1,406,871 and 763,802 shares of common stock outstanding during fiscal 2009 and 2008, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company's common stock during the same respective periods.

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

Statement of Stockholders' Equity and Comprehensive Income Information

Components of accumulated other comprehensive loss as of October 31 were as follows:

	2009	2008	2007

Foreign currency translation adjustment	$2,368	$15,654	$(2,713)
Adjustment related to the adoption of SFAS No. 158, net of tax	–	–	1,484
Adjustments to employee retirement plans, net of tax	3,942	1,309	184
Unrealized loss (gain) on derivative instruments, net of tax	3,093	(8,419)	3,942

Total accumulated other comprehensive loss	$9,403	$8,544	$2,897

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The company adopted this Statement for its fiscal year ending October 31, 2009, as required. There was no change to the company's consolidated financial statements due to the implementation of this Statement.

   In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The company adopted this Statement in the third fiscal quarter ended July 31, 2009, as required. This Statement did not impact the company's consolidated financial results.

   In October 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize, as a component of other comprehensive income, changes in the funded status of pension and other postretirement benefit plans, such as actuarial gains and losses and prior service costs that arise during the year but are not recognized as components of net periodic benefit cost. SFAS No. 158 requires the measurement date of plan assets and benefit obligations to be as of the end of the employer's fiscal year. The company adopted the provisions of SFAS No. 158, which require the funded status of pension and other postretirement benefit plans to be recorded on the balance sheet as of October 31, 2007, as required, and the company adopted the provisions that require the measurement date of plan assets and benefit obligations to be the same as its fiscal year end as of October 31, 2009, as required. The effect of adopting the measurement date of plan assets and benefit obligations to be the same as its fiscal year end had no material impact on the company's consolidated financial position or results of operations for fiscal 2009.

   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value. The company adopted the provisions of SFAS No. 157 for financial assets and liabilities and nonfinancial assets and liabilities measured at fair value on a recurring basis during the first quarter of fiscal 2009, as required. The company also adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured on a recurring basis during the first quarter of fiscal 2010, as required. The adoption of this statement had no material impact on the company's financial position or results of operations for fiscal 2009.

   In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties, and prescribes accounting and reporting for income taxes in interim periods. The company adopted FIN 48 as of November 1, 2007, as required. The adoption of FIN 48 had no material impact on the company's consolidated financial position or results of operations for fiscal 2008.

2	ACQUISITIONS AND DIVESTITURE

On October 13, 2009, the company completed the purchase of certain assets and assumed certain liabilities for Ty-Crop Manufacturing Ltd., a leading manufacturer of topdressing and material handling equipment for golf course and sports fields applications. The acquisition of Ty-Crop's top dressing and material handling equipment enhances Toro's product offering of application and cultivation equipment to help customer's achieve improved agronomic conditions of turf. The purchase price was $7,900, with $6,400 paid in cash and $1,500 in a long-term note.

   On October 10, 2008, the company completed the purchase of certain assets and assumed certain liabilities of Southern Green, Inc., a leading manufacturer of deep-tine aeration equipment. The acquisition of Southern Green's versatile line of Soil Reliever® aerators increased Toro's offering of highly-productive turf cultivation equipment and provided entry into a new product category for its golf course and sports field markets. The purchase price was $4,900, with $3,430 paid in cash and $1,470 in a long-term note.

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

   The purchase price of these acquisitions was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price for business acquisitions recorded as goodwill. These acquisitions were immaterial based on the company's consolidated financial condition and results of operations. See Note 5 for further details related to the acquired intangible assets.

3	INVESTMENT IN JOINT VENTURE

On August 12, 2009, the company and TCFIF, a subsidiary of TCF National Bank, established a joint venture in the form of a Delaware limited liability company named Red Iron Acceptance, LLC (Red Iron) to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company's products in the U.S. and to select distributors of the company's products in Canada. The initial term of the joint venture will continue until October 31, 2014, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company's products in Canada. In connection with the establishment of the joint venture, the company terminated its agreement with a third party financing company that previously provided floor plan financing to dealers of the company's products in the U.S. and Canada. Red Iron began financing floor plan receivables during the company's fourth quarter of fiscal 2009.

   With respect to the joint venture, the company sold to Red Iron certain inventory receivables, including floor plan and open account receivables, from distributors and dealers of the company's products, at a purchase price equal to the face value of the receivables. The initial transactions occurred during the company's fourth quarter of fiscal 2009 and included the sale of the company's floor plan receivables in the aggregate amount of $72,757. A subsequent transaction occurred during the company's first quarter of fiscal 2010 and included the sale of open account receivables for customers whose floor plan receivables were sold to Red Iron in October 2009, as well as for customers whose floor plan receivables were previously financed by a third party financing company, in the aggregate amount of $18,108. As the company sells receivables to Red Iron, the company has and will continue to derecognize non-recourse receivables from its books upon receipt of cash from Red Iron for receivables sold.

   The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Red Iron is managed through a management committee consisting of eight persons, four of whom are designated by the company and four of whom are designated by TCFIF. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2009 was $3,535. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron, up to a maximum aggregate amount of $7,500 in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to $4,529 as of October 31, 2009.

   After the initial transactions of receivables sold, Red Iron purchased $16,667 of receivables from the company during fiscal 2009. As of October 31, 2009, Red Iron's total assets were $65,894 and total liabilities were $58,038. Red Iron's net loss from operations through October 31, 2009 was $613.

4	OTHER (EXPENSE) INCOME, NET

Other income (expense) is as follows:

Fiscal years ended October 31	2009	2008	2007

Interest income	$898	$1,856	$3,148
Gross finance charge revenue	543	1,032	1,791
Retail financing revenue	1,716	2,717	1,786
Foreign currency exchange rate gain (loss)	641	(5,041)	1,330
Gain on sale of a business	–	113	–
Equity losses from investments	(136)	(859)	(361)
Litigation settlements, net	(6,811)	1,025	50
Miscellaneous	1,318	1,370	1,279

Total other (expense) income, net	$(1,831)	$2,213	$9,023

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2009 and 2008 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2007	$75,457	$10,767	$86,224
Translation adjustment	(1)	(31)	(32)

Balance as of October 31, 2008	$75,456	$10,736	$86,192
Translation adjustment	58	157	215

Balance as of October 31, 2009	$75,514	$10,893	$86,407

   The components of other intangible assets were as follows:

October 31, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$8,654	$(6,641)	$2,013
Non-compete agreements	2-10	2,839	(1,517)	1,322
Customer-related	10-13	6,549	(1,458)	5,091
Developed technology	2-10	12,799	(3,182)	9,617
Other		800	(800)	–

Total amortizable		31,641	(13,598)	18,043

Non-amortizable – trade name		5,281	–	5,281

Total other intangible assets, net		$36,922	$(13,598)	$23,324

October 31, 2008	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$7,653	$(6,320)	$1,333
Non-compete agreements	2-10	2,439	(1,180)	1,259
Customer-related	10-13	6,327	(928)	5,399
Developed technology	2-10	7,586	(2,327)	5,259
Other		800	(800)	–

Total amortizable		24,805	(11,555)	13,250

Non-amortizable – trade name		5,578	–	5,578

Total other intangible assets, net		$30,383	$(11,555)	$18,828

   Amortization expense for intangible assets for the fiscal years ended October 31, 2009, 2008, and 2007 was $2,504, $1,938, and $1,200, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2010, $2,575; 2011, $2,509; 2012, $2,473; 2013, $2,280; 2014, $1,945; and after 2014, $6,261.

6	SHORT-TERM CAPITAL RESOURCES

The company has a $225,000 unsecured senior five-year revolving credit facility that expires in January 2012. The company had no outstanding borrowings under this credit facility as of October 31, 2009 or 2008. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit of $21,656. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had no outstanding short-term debt as of October 31, 2009 and $2,326 outstanding short-term debt as of October 31, 2008, under these lines of credit. In addition, the company had $4,529 in short-term debt for certain receivables the company has provided recourse with Red Iron as of October 31, 2009. The weighted-average interest rate on short-term debt outstanding as of October 31, 2008 was 6.25 percent. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2009.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2009	2008

7.800% Debentures, due June 15, 2027	$100,000	$100,000
6.625% Senior Notes, due May 1, 2037	123,296	123,234
Other	5,515	7,557

Total long-term debt	228,811	230,791
Less current portion	3,765	3,276

Long-term debt, less current portion	$225,046	$227,515

   On April 26, 2007, the company issued $125,000 in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1,859 associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1,524 will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness from time to time outstanding. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.

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

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2010, $3,765; 2011, $1,750; 2012, $0; 2013, $0; 2014, $0; and after 2014, $225,000.

8	STOCKHOLDERS' EQUITY

Stock repurchase program.   The company's Board of Directors authorized the repurchase of shares of the company's common stock as follows:

•
In July 2006, 3,000,000 shares
•
In May 2007, 3,000,000 shares
•
In May 2008, 4,000,000 shares
•
In July 2009, 5,000,000 shares

   During fiscal 2009, 2008, and 2007, the company paid $115,283, $110,355, and $182,843 to repurchase an aggregate of 3,316,536, 2,809,927 shares, and 3,342,729 shares, respectively. As of October 31, 2009, 4,007,712 shares remained authorized for repurchase.

Shareholder rights plan.   On June 14, 2008, the Rights Agreement, dated as of May 20, 1998, as amended, between Toro and Wells Fargo Bank, National Association, and the related preferred share purchase rights, expired by their terms.

Treasury shares.   As of October 31, 2009, the company had 20,662,734 treasury shares at a cost of $764,015. As of October 31, 2008, the company had 18,547,454 treasury shares at a cost of $688,015.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Benefits from export incentives	–	–	(0.1)
Domestic manufacturer's deduction	(0.8)	(1.2)	(0.5)
State and local income taxes, net of federal income tax benefit	1.2	1.7	1.7
Effect of foreign source income	0.1	0.4	(1.0)
Other, net	(1.1)	(1.9)	(1.9)

Consolidated effective tax rate	34.4%	34.0%	33.2%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2009	2008	2007

Provision for income taxes:
Current –
Federal	$23,954	$57,211	$59,941
State	1,951	4,456	5,501
Non-U.S.	7,235	1,488	5,812

Current provision	$33,140	$63,155	$71,254

Deferred –
Federal	$1,948	$(3,229)	$1,837
State	(110)	383	137
Non-U.S.	(2,027)	1,329	(2,437)

Deferred benefit	(189)	(1,517)	(463)

Total provision for income taxes	$32,951	$61,638	$70,791

   As of October 31, 2009, the company had net operating loss carryforwards of approximately $8,022 in foreign jurisdictions with unlimited expiration.

   Earnings before income taxes were as follows:

Fiscal years ended October 31	2009	2008	2007

Earnings before income taxes:
U.S.	$83,357	$175,172	$198,274
Non-U.S.	12,431	6,117	14,953

Total	$95,788	$181,289	$213,227

   During the fiscal years ended October 31, 2009, 2008, and 2007, respectively, $7,403, $3,522, and $13,775 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2009	2008

Deferred Tax Assets (Liabilities):
Allowance for doubtful accounts	$2,062	$1,793
Inventory items	(1,837)	402
Warranty reserves and other accruals	37,643	38,947
Employee benefits	17,081	21,037
Depreciation	168	4,019
Other	12,833	(3,312)

Deferred tax assets	$67,950	$62,886
Valuation allowance	(4,898)	(2,655)

Net deferred tax assets	$63,052	$60,231

   The valuation allowance as of October 31, 2009 and 2008 principally applies to capital loss carryforwards and foreign net operating loss carryforwards that are expected to expire prior to utilization.

   As of October 31, 2009, the company had approximately $36,801 of accumulated undistributed earnings from subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of October 31, 2008	$5,417
Increase as a result of tax positions
taken during a prior period	1,096
Increase as a result of tax positions
taken during the current period	540
Decrease relating to settlements with taxing authorities	(539)
Reduction as a result of a lapse
of the applicable statute of limitations	(1,250)

Balance as of October 31, 2009	$5,264

   Included in the balance of unrecognized tax benefits at October 31, 2009 are potential benefits of $3,576 that, if recognized, would affect the effective tax rate from continuing operations.

   The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $5,264 for unrecognized tax benefits as of October 31, 2009 was an amount of approximately $808 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes.

   The company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

   The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2006 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2005. The Internal Revenue Service is currently examining the company's income tax returns for the 2006 and 2007 fiscal years. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company's financial statements as of October 31, 2009. Although the outcome of this examination cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.

10	STOCK-BASED COMPENSATION PLANS

Under the company's stock option plans, option awards are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to non-employee directors, officers, and other key employees in the first quarter of the company's fiscal year. Option awards vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a director has served on the company's Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in The Toro Company 2000 Stock Option Plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement. The number of unissued shares of common stock available for future stock option grants under the company's stock-based compensation plans was 781,907 as of October 31, 2009.

   The company also has a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, key employees are granted the right to receive shares of common stock or deferred performance share units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Shares issued in connection with this plan are granted in the first quarter of the company's fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. The number of unissued shares of common stock available for future grants under the company's Performance Share Plan was 465,161 as of October 31, 2009.

   A summary of activity under the plans previously described is presented below:

	Options Outstanding	Price[1]	Life[2]	Aggregate Intrinsic Value	Performance Shares Potentially Issuable

Outstanding as of October 31, 2008	2,813,266	$30.25	3.6	$24,944	364,000
Granted	388,173	29.23			135,800
Exercised/earned	(914,569)	14.63			(124,528)
Cancelled/forfeited	(55,845)	41.11			(13,472)

Outstanding as of October 31, 2009	2,231,025	$36.20	4.7	$11,979	361,800

Exercisable as of October 31, 2009	1,513,693	$34.29	3.4	$9,020	–

1
Weighted-average exercise price
2
Weighted-average contractual life in years

   Total stock-based compensation expense for these plans was $4,116, $5,684, and $7,293 for the fiscal years ended October 31, 2009, 2008, and 2007, respectively. The total intrinsic value of options (the amount by which the stock price exceeded the strike price of the option on the date of exercise) that were exercised during the fiscal years ended October 31, 2009, 2008, and 2007 was $18,394, $8,398, and $22,781, respectively.

   The table below presents the non-vested options and performance share awards as of October 31, 2009 and changes during the fiscal year ended October 31, 2009:

	Stock Options	Weighted- Average Fair Value at Date of Grant	Performance Shares	Weighted- Average Fair Value at Date of Grant

Non-vested as of October 31, 2008	759,470	$12.97	364,000	$47.39
Granted	388,173	7.96	135,800	28.62
Vested/earned	(407,956)	12.30	(124,528)	41.44
Forfeited/cancelled	(22,355)	9.16	(13,472)	41.44

Non-vested as of October 31, 2009	717,332	$10.76	361,800	$42.61

   As of October 31, 2009, there was $1,459 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. As of October 31, 2009, there was $1,005 of total unrecognized compensation expense related to non-vested performance share compensation arrangements granted under the company's plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

   The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups are expected to exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's dividend policy, historical dividends paid, expected future cash dividends, and expected changes in the company's stock price.

   The following table illustrates the valuation assumptions of stock-based compensation in the following fiscal years.

Fiscal years ended October 31	2009	2008	2007

Stock option valuation assumptions:

Expected life of option in years	6	3 – 6.5	3 – 6.5
Expected volatility	30.6%	24.8% – 25.8%	25.0% – 26.4%
Weighted-average volatility	30.60%	25.26%	25.65%
Risk-free interest rate	2.26% – 3.16%	3.10% – 4.08%	4.42% – 4.53%
Expected dividend yield	1.53% – 1.81%	0.92% – 0.95%	0.78% – 0.90%
Weighted-average dividend yield	1.79%	0.94%	0.84%

Grant date weighted-average fair value of stock options	$7.93	$13.87	$12.32

Performance share grant date fair value	$28.62	$58.96	$44.90

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $15,200, $16,150, and $17,170 for the fiscal years ended October 31, 2009, 2008, and 2007, respectively.

   The company also sponsors a plan that provides health-care benefits to eligible employees upon retirement, up to age 65. Retirees pay for a portion of the premiums for these health care benefits. The company funds these benefits for retirees on an annual basis. The company uses fiscal year end as the measurement date for this plan.

   Reconciliation of the change in benefit obligation of this plan is as follows:

Fiscal years ended October 31	2009	2008

Projected Benefit Obligation
Beginning obligation	$9,678	$9,262
Service cost	217	358
Interest cost	701	514
Curtailment	–	230
Actuarial (gain) loss	(1,072)	(99)
Benefits paid	(906)	(587)

Ending obligation	$8,618	$9,678

   Assumptions used in calculations are:

Fiscal years ended October 31	2009	2008

Discount rate used to determine year end obligation	5.00%	7.75%
Discount rate used to determine fiscal year expense	7.75%	5.75%
Annual increase in cost of benefits	8.5%	9.0%

   The annual increase in cost of postretirement benefits is assumed to decrease gradually in future years reaching an ultimate rate of 5 percent in fiscal 2015.

   Components of net benefit cost each fiscal year are as follows:

Fiscal years ended October 31	2009	2008	2007

Service cost	$218	$358	$378
Interest cost	701	514	495
Curtailment	–	230	–
Prior service credit	(194)	(193)	(194)
Amortization of losses	191	213	217

Net expense	$916	$1,122	$896

   Assumed trend rates for health-care costs have an important effect on the amounts reported for postretirement benefit plans. If the health-care cost trend rate increased by one percentage point, the postretirement benefit obligation as of October 31, 2009 would increase by $566. If the health-care cost trend rate decreased by one percentage point, the postretirement benefit obligation as of October 31, 2009 would decrease by $508.

   The benefits expected to be paid by the company in each fiscal year from fiscal years 2010 through 2014 are $1,046, $1,108, $1,021, $900, and $750, respectively. The aggregate benefits expected to be paid by the company in the five fiscal years from 2015 to 2019 are $3,311. The expected benefits to be paid are based on the same assumptions used to measure the company's benefit obligation as of October 31, 2009.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2009 and 2008 was $30,496 and $24,346, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2009 and 2008 was $1,863 and $1,655, respectively. The accumulated benefit obligation of these plans as of October 31, 2009 and 2008 was $27,458 and $20,807, respectively. The fair value of the plan assets as of October 31, 2009 and 2008 was $23,540 and $23,015, respectively. The net expense recognized in the consolidated financial statements for these plans was $713, $681, and $954 for the fiscal years ended October 31, 2009, 2008, and 2007, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2009
Net actuarial loss	$2,577	$1,627	$4,204
Net prior service cost (credit)	376	(638)	(262)

Accumulated other comprehensive loss	$2,953	$989	$3,942

2008
Net actuarial (gain) loss	$(605)	$2,423	$1,818
Net prior service cost (credit)	251	(760)	(509)

Accumulated other comprehensive (income) loss	$(354)	$1,663	$1,309

   Amounts recognized in net periodic benefit cost and other comprehensive income consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2009
Net loss (gain)	$2,545	$(675)	$1,870
Amortization of unrecognized prior service cost	130	122	252
Amortization of unrecognized actuarial loss (gain)	632	(121)	511

Total recognized in other comprehensive loss (income)	$3,307	$(674)	$2,633

Total recognized in net periodic benefit cost and other comprehensive income	$4,020	$242	$4,262

2008
Net loss (gain)	$39	$(63)	$(24)
Amortization of unrecognized prior service (credit) cost	(47)	122	75
Amortization of unrecognized actuarial gain	(276)	(134)	(410)

Total recognized in other comprehensive income	$(284)	$(75)	$(359)

Total recognized in net periodic benefit cost and other comprehensive income	$397	$1,047	$1,444

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2009 and are expected to be recognized as components of net periodic benefit cost during fiscal 2010.

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

Net loss	$110	$120	$230
Net prior service cost (credit)	100	(193)	(93)

   During the first quarter of fiscal 2007, the company began to offer participants in the company's deferred compensation plans the option to invest their deferred compensation in multiple investment options. At the same time, the company elected to fund the majority of the deferred compensation plans that amounted to $17,935. The fair value of the investment in the deferred compensation plans as of October 31, 2009 and 2008 was $15,268 and $14,633, respectively, which reduced the company's deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

12	SEGMENT DATA

The company's businesses are organized, managed, and internally grouped into segments based on differences in products and services. Segment selection was based on the manner in which management organized segments for making operating decisions and assessing performance. The company has identified seven operating segments and has aggregated those segments into three reportable segments: Professional, Residential, and Distribution. The aggregation of the company's segments is based upon the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's distribution segment, which consists of company-owned domestic distributorships, has been combined with the company's corporate activities, financing functions, and elimination of intersegment revenues and expenses that is shown as "Other" due to the insignificance of the segment. Certain amounts from prior years' segment data have been reclassified to conform to the current year presentation.

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

   The residential segment consists of walk power mowers, riding mowers, snow throwers, replacement parts, and home solutions products, including trimmers, blowers, blower-vacuums, and underground and hose-end retail irrigation products sold in Australia. These products are sold to homeowners through a network of distributors and dealers, and through a broad array of home centers, hardware retailers, and mass retailers, as well as over the Internet.

   "Other" consists of the company's distribution segment and corporate activities, including corporate financing activities and elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities, financing receivables, parts inventory, and deferred tax assets.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its professional and residential business segment results based on earnings from operations plus other (expense) income, net. Operating loss for "Other" includes earnings (loss) from domestic wholly owned distribution company operations, corporate activities, other income, and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2009
Net sales	$965,935	$532,707	$24,805	$1,523,447
Intersegment gross sales	20,208	1,079	(21,287)	–
Earnings (loss) before income taxes	127,609	46,351	(78,172)	95,788
Total assets	418,806	171,892	281,984	872,682
Capital expenditures	25,871	7,531	4,537	37,939
Depreciation and amortization	25,197	11,040	8,298	44,535

2008
Net sales	$1,304,101	$542,886	$31,197	$1,878,184
Intersegment gross sales	29,849	8,337	(38,186)	–
Earnings (loss) before income taxes	233,359	35,304	(87,374)	181,289
Total assets	460,241	187,371	284,648	932,260
Capital expenditures	35,140	8,948	4,826	48,914
Depreciation and amortization	22,841	16,403	8,950	48,194

2007
Net sales	$1,292,946	$541,108	$42,850	$1,876,904
Intersegment gross sales	43,727	7,201	(50,928)	–
Earnings (loss) before income taxes	253,096	42,910	(82,779)	213,227
Total assets	507,899	203,091	239,847	950,837
Capital expenditures	26,921	8,458	6,789	42,168
Depreciation and amortization	21,186	11,476	9,443	42,105

   The following table presents the details of the other segment operating loss before income taxes:

Fiscal years ended October 31	2009	2008	2007

Corporate expenses	$(70,802)	$(77,297)	$(86,655)
Interest expense	(17,578)	(19,333)	(19,445)
Finance charge revenue	543	1,032	1,791
Elimination of corporate financing expense	7,052	9,960	14,142
Other income (expense)	2,613	(1,736)	7,388

Total	$(78,172)	$(87,374)	$(82,779)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2009	2008	2007

Equipment	$1,227,023	$1,511,230	$1,495,807
Irrigation	296,424	366,954	381,097

Total	$1,523,447	$1,878,184	$1,876,904

   Sales to one customer accounted for 14 percent of consolidated net sales in fiscal 2009, 10 percent in fiscal 2008, and 12 percent in fiscal 2007.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2009
Net sales	$1,036,253	$487,194	$1,523,447
Long-lived assets	142,045	24,671	166,716

2008
Net sales	$1,269,905	$608,279	$1,878,184
Long-lived assets	140,723	28,144	168,867

2007
Net sales	$1,333,305	$543,599	$1,876,904
Long-lived assets	138,594	32,078	170,672

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $20,108, $20,428, and $19,677 for the fiscal years ended October 31, 2009, 2008, and 2007, respectively. As of October 31, 2009, future minimum lease payments under noncancelable operating leases amounted to $41,924 as follows: 2010, $13,325; 2011, $8,756; 2012, $6,572; 2013, $5,544; 2014, $3,221 and after 2014, $4,506.

Customer Financing

Wholesale Financing.   During October 2009, TCC sold its receivable portfolio to Red Iron, the company's recently established joint venture with TCFIF. See Note 3 for additional information related to Red Iron. Independent Toro dealers that did not finance through TCC, as well as Exmark distributors and dealers, financed their inventories with third party financing sources. Beginning in the first quarter of fiscal 2010, Red Iron began financing open account receivables, as well as floor plan receivables previously financed by a third party financing company. Some products sold to independent dealers in Australia finance their products with third party sources. Excluding Red Iron, third party financing companies purchased $221,879 of receivables from the company during fiscal 2009, of which $69,424 was outstanding as of October 31, 2009.

   The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables sold by the company to third party financing companies and Red Iron. As of October 31, 2009, the company was contingently liable to repurchase up to $12,574 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory from third party financing companies over the last three years.

End-User Financing.   The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. During fiscal 2007, the company entered into an amended agreement with a third party financing company that eliminated the company's contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, the company is only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. The company's maximum exposure for credit collection as of October 31, 2009 was $7,916.

Purchase Commitments

As of October 31, 2009, the company had $4,241 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2009 and 2008, the company had $12,792 and $11,443, respectively, in outstanding letters of credit.

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

   In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company ("Honda"), notified the company and the other defendants that it had reached a settlement agreement with the plaintiffs.

   In May 2008, the court issued a memorandum and order that (i) dismissed the RICO claim in its entirety; (ii) dismissed all non-Illinois state-law claims but with instructions that such claims could be re-filed in local courts; and (iii) rejected the proposed settlement with MTD. The proposed Honda settlement was not under consideration by the court and was not addressed in the memorandum and order. Also in May 2008, the plaintiffs (i) re-filed the Illinois claims with the court; and (ii) filed non-Illinois claims in federal courts in the District of New Jersey and the Northern District of California with essentially the same state law claims.

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

   In September 2008, the company and other defendants filed a motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In early December 2008, the MDL Panel issued an order that; (i) transferred 23 lawsuits, which collectively asserted claims under the laws of 16 states, for coordinated or consolidated pretrial proceedings; (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district, and (iii) provided that additional lawsuits will be treated as "tag-along" actions in accordance with its rules.

   An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs' counsel; and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings were commenced and settlement discussions are continuing. At this time, management is unable to provide assurance that such discussions will ultimately result in an executed or court-approved settlement agreement.

   Management continues to evaluate these lawsuits and, in absence of such a settlement, is unable to assess at this time whether these lawsuits will have a material adverse effect on the company's annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company's consolidated operating results for a particular period.

Textron Innovations Inc. v. The Toro Company.   In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleges that the company willfully infringed certain claims of three Textron patents by selling its Groundsmaster® commercial mowers. Textron seeks damages for the company's past sales and an injunction against future infringement. In August and November 2005, management answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court's order in October 2006 construing the claims of Textron's patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, management filed with the USPTO to have Textron's patents reexamined. The reexamination proceedings are pending in the USPTO, and all of the claims asserted against the company in all three patents stand rejected. In April 2007, the Court granted the company's motion to stay the litigation and, in June 2007, denied Textron's motion for reconsideration of the Court's order staying the proceedings.

   Management continues to evaluate this lawsuit and is unable to reasonably estimate the likelihood of loss or the amount or range of potential loss that could result from the litigation. Therefore, no accrual has been established for potential loss in connection with this lawsuit. Management is also unable to assess at this time whether this lawsuit will have a material adverse effect on the company's annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company's consolidated operating results for a particular period.

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

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company's hedging activities involve the primary use of forward currency contracts. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are made based on the amount of exposure to the currency involved, and an assessment of the near-term market value for each currency. The company's policy is not to allow the use of derivatives for trading or speculative purposes. The company's primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.

Cash flow hedges.   The company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income (OCI), until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.

   The company formally assesses at a hedge's inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (AOCL) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (expense) income, net. For the fiscal years ended October, 31 2009 and 2008, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of October 31, 2009, the notional amount outstanding of forward contracts designated as cash flow hedges was $79,601.

Derivatives not designated as hedging instruments.   The company also enters into forward currency contracts to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheet. These contracts are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other (expense) income, net, on the consolidated statements of earnings together with the transaction gain or loss from the hedged balance sheet position.

   The following table presents the fair value of the company's derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	October 31, 2009		October 31, 2008		October 31, 2009		October 31, 2008
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses	$–	Prepaid expenses	$17,450	Accrued liabilities	$4,311	Accrued liabilities	$3,685
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses	–	Prepaid expenses	524	Accrued liabilities	2,468	Accrued liabilities	–

Total Derivatives		$–		$17,974		$6,779		$3,685

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives designed as cash flow hedging instruments for the fiscal years ended October 31, 2009 and 2008, respectively.

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)
(Dollars in thousands) For the fiscal year ended	October 31, 2009	October 31, 2008		October 31, 2009	October 31, 2008		October 31, 2009	October 31, 2008

Foreign exchange contracts	$7,371	$(6,792)	Net sales	$11,777	$(8,035)	Other (expense) income, net	$183	$(1,896)

Foreign exchange contracts	(4,444)	1,774	Cost of sales	(4,205)	698

Total	$2,927	$(5,018)		$7,572	$(7,337)

   As of October 31, 2009, the company anticipates to reclassify approximately $4,301 of losses from AOCL to earnings during the next twelve months.

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings Fiscal Year Ended
	Location of Gain (Loss) Recognized in Net Earnings
(Dollars in thousands)		October 31, 2009	October 31, 2008

Foreign exchange contracts	Other (expense) income, net	$(10,282)	$5,120

   During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30,000 for two of the agreements and $40,000 for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in accumulated other comprehensive loss, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in accumulated other comprehensive loss as of October 31, 2009 and 2008 was $167 and $173, respectively.

Fair Value

The company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

   Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

   Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

   Level 3 – Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability.

   The fair values of the company's financial assets and liabilities as of October 31, 2009 were as follows:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$187,773	$187,773	–	–

Total assets	$187,773	$187,773	–	–

Liabilities:
Foreign exchange contracts	$6,779	–	$6,779	–
Long-term debt	232,891	–	232,891	–

Total liabilities	$239,670	–	$239,670	–

   Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. The company's foreign currency forward exchange contracts are valued at fair market value, which is the amount the company would receive or pay to terminate the contracts at the reporting date. The fair market value of the company's long-term debt is estimated by discounting the projected cash flows using the rate at which similar amounts and terms of debt could currently be borrowed.

15	SUBSEQUENT EVENTS

During the first quarter of fiscal 2010, the company's wholly owned domestic distribution company completed the purchase of certain assets and assumed certain liabilities of one of its independent Midwestern-based distribution companies.

   The company evaluated all subsequent event activity through December 22, 2009 (the issue date of this Annual Report on Form 10-K) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

16	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2009 and 2008 are as follows:

Fiscal year ended October 31, 2009 Quarter	First	Second	Third	Fourth

Net sales	$340,172	$499,852	$394,859	$288,564
Gross profit	118,260	161,225	133,798	97,692
Net earnings (loss)	6,731	36,861	19,777	(532)
Basic net earnings (loss) per share[1]	0.19	1.01	0.55	(0.02)
Diluted net earnings (loss) per share[1]	0.18	1.00	0.54	(0.02)

Fiscal year ended October 31, 2008 Quarter	First	Second	Third	Fourth

Net sales	$405,799	$638,510	$492,635	$341,240
Gross profit	149,137	227,766	173,940	101,867
Net earnings	18,627	62,784	38,227	13
Basic net earnings per share[1]	0.49	1.64	1.01	0.00
Diluted net earnings per share[1]	0.47	1.60	0.99	0.00

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that material information relating to the company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the company's periodic reports are being prepared. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors — Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees – Audit Committee," in the company's proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

   During the fourth quarter of fiscal 2009, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's proxy statement for its 2009 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  List of Financial Statements

The following consolidated financial statements of The Toro Company and its consolidated subsidiaries are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2009, 2008, and 2007.
•
Consolidated Balance Sheets as of October 31, 2009 and 2008.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2009, 2008, and 2007.
•
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended October 31, 2009, 2008, and 2007.
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

2.1 (1) Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.2 (1) Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.3 Receivable Purchase Agreement, by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.4    Repurchase Agreement effective as of October 1, 2009, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

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

10.1 Form of Employment Agreement in effect for certain executive officers of The Toro Company (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*
10.2 The Toro Company First Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 30, 2009).*
10.3 The Toro Company Annual Management Incentive Plan II (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 2005).*
10.4 The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999).*

10.5 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.6 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008).*

10.7 The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*

10.8 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*

10.9 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*

10.10 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008).*

10.11 The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2009).*

10.12 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008).*

10.13 Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers and other employees (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008).*
10.14 Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007).*

10.15 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006).*
10.16 Restricted Stock Agreement – Judy Altmaier (filed herewith).*

10.17 Post-Retirement Consulting and Noncompetition Agreement dated as of December 31, 2005 between The Toro Company and Kendrick B. Melrose (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated December 31, 2005, Commission File No. 1-8649).*

10.18    Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Banc of America Securities LLC (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10.19 Amendment No. 1 to Credit Agreement dated as of October 25, 2005, among The Toro Company, Toro Credit Company, Toro Manufacturing Company, Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2005).

10.20 Amendment No. 2 to Credit Agreement dated as of January 10, 2007, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated January 10, 2007, Commission File No. 1-8649).

10.21 Amendment No. 3 to Credit Agreement executed and delivered as of April 10, 2007 but effective as of February 28, 2007, by and among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 10, 2007, Commission File No. 1-8649).

10.22 Amendment No.4 to Credit Agreement, dated as of February 29, 2008, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries as Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 29, 2008, Commission File No. 1-8649).

10.23 Underwriting Agreement, dated as of April 23, 2007, between The Toro Company and Banc of America Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.24 (1) Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.25 Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, Toro Hayter (Guernsey) Limited, Hayter Limited, and The Toro Company (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated February 8, 2005, Commission File No. 1-8649).
12 Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21 Subsidiaries of Registrant (filed herewith).
23 Consent of Independent Registered Public Accounting Firm (filed herewith).
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

**
All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Toro will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

(b)  Exhibits

See Item 15(a)(3) above.

(c)  Financial Statement Schedules

See Item 15(a)(2) above.

 SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2009
Allowance for doubtful accounts and notes receivable reserves	$2,726	$1,811	$–	$386	$4,151

Fiscal year ended October 31, 2008
Allowance for doubtful accounts and notes receivable reserves	4,147	(291)	–	1,130	2,726

Fiscal year ended October 31, 2007
Allowance for doubtful accounts and notes receivable reserves	2,839	1,237	186	115	4,147

1
Provision/(recovery).
2
Addition, net due to acquisitions and divestitures.
3
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2009
Accrued advertising and marketing programs	$48,412	$187,724	$190,838	$45,298

Fiscal year ended October 31, 2008
Accrued advertising and marketing programs	53,765	202,435	207,788	48,412

Fiscal year ended October 31, 2007
Accrued advertising and marketing programs	50,124	203,806	200,165	53,765

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

THE TORO COMPANY (Registrant)
By:	/s/ Stephen P. Wolfe Stephen P. Wolfe	Dated: December 22, 2009
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 22, 2009
/s/ Stephen P. Wolfe Stephen P. Wolfe	Vice President, Finance and Chief Financial Officer (principal financial officer)	December 22, 2009
/s/ Blake M. Grams Blake M. Grams	Vice President, Corporate Controller (principal accounting officer)	December 22, 2009
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 22, 2009
/s/ Winslow H. Buxton Winslow H. Buxton	Director	December 22, 2009
/s/ Janet K. Cooper Janet K. Cooper	Director	December 22, 2009
/s/ Gary L. Ellis Gary L. Ellis	Director	December 22, 2009
/s/ Katherine J. Harless Katherine J. Harless	Director	December 22, 2009
/s/ Robert H. Nassau Robert H. Nassau	Director	December 22, 2009
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 22, 2009
/s/ Inge G. Thulin Inge G. Thulin	Director	December 22, 2009
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 22, 2009

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