Form 10-Q
period 2010-01-29
TORO CO
filed 2010-03-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 29, 2010

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of February 26, 2010 was 33,626,015.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 29,	January 30,
	2010	2009
Net sales	$331,358	$340,172
Cost of sales	214,967	221,912
Gross profit	116,391	118,260
Selling, general, and administrative expense	96,599	104,559
Earnings from operations	19,792	13,701
Interest expense	(4,245)	(4,358)
Other income, net	901	810
Earnings before income taxes	16,448	10,153
Provision for income taxes	5,530	3,422
Net earnings	$10,918	$6,731

Basic net earnings per share of common stock	$0.32	$0.19

Diluted net earnings per share of common stock	$0.32	$0.18

Weighted-average number of shares of common
stock outstanding – Basic	34,030	36,366

Weighted-average number of shares of common
stock outstanding – Diluted	34,294	36,805

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	January 29,	January 30,	October 31,
	2010	2009	2009
ASSETS
Cash and cash equivalents	$158,210	$35,597	$187,773
Receivables, net	167,260	297,962	143,709
Inventories, net	191,071	238,704	176,275
Prepaid expenses and other current assets	18,441	23,813	14,914
Deferred income taxes	58,316	55,311	59,467
Total current assets	593,298	651,387	582,138

Property, plant, and equipment	560,001	526,938	551,747
Less accumulated depreciation	394,074	359,211	385,031
	165,927	167,727	166,716

Deferred income taxes	3,572	6,454	3,585
Other assets	12,774	7,686	10,512
Goodwill	86,427	86,385	86,407
Other intangible assets, net	22,636	18,548	23,324
Total assets	$884,634	$938,187	$872,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,985	$3,377	$3,765
Short-term debt	700	25,000	4,529
Accounts payable	109,556	89,561	91,074
Accrued liabilities	205,651	214,403	217,433
Total current liabilities	319,892	332,341	316,801

Long-term debt, less current portion	224,062	226,396	225,046
Deferred revenue	7,904	8,785	8,510
Other long-term liabilities	7,526	6,227	7,113

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 33,615,011 shares as of January 29, 2010, 35,804,195 shares as of January 30, 2009, and 33,369,486 shares as of October 31, 2009	33,615	35,804	33,369
Retained earnings	300,750	342,081	291,246
Accumulated other comprehensive loss	(9,115)	(13,447)	(9,403)
Total stockholders' equity	325,250	364,438	315,212
Total liabilities and stockholders' equity	$884,634	$938,187	$872,682

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 29,	January 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$10,918	$6,731
Adjustments to reconcile net earnings to net cash
used in operating activities:
Equity losses from affiliates	143	32
Provision for depreciation, amortization, and impairment losses	11,248	10,389
Loss on disposal of property, plant, and equipment	45	18
Stock-based compensation expense	1,579	874
(Increase) decrease in deferred income taxes	(331)	238
Changes in operating assets and liabilities:
Receivables, net	(28,629)	(42,970)
Inventories, net	(13,099)	(32,586)
Prepaid expenses and other assets	(3,492)	(4,947)
Accounts payable, accrued expenses, deferred revenue, and other long-term liabilities	11,082	(10,306)
Net cash used in operating activities	(10,536)	(72,527)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,218)	(9,499)
Proceeds from asset disposals	100	6
Increase in investment in affiliates	(3,118)	—
Decrease (increase) in other assets	533	(567)
Acquisition, net of cash acquired	(1,812)	—
Net cash used in investing activities	(14,515)	(10,060)

Cash flows from financing activities:
Increase in short-term debt	—	22,675
Repayments of long-term debt, net of costs	(750)	(1,005)
Excess tax benefits from stock-based awards	2,078	2,023
Proceeds from exercise of options	4,986	2,073
Purchases of Toro common stock	(3,682)	(1,579)
Dividends paid on Toro common stock	(6,129)	(5,456)
Net cash (used in) provided by financing activities	(3,497)	18,731

Effect of exchange rates on cash	(1,015)	94

Net decrease in cash and cash equivalents	(29,563)	(63,762)
Cash and cash equivalents as of the beginning of the fiscal period	187,773	99,359
Cash and cash equivalents as of the end of the fiscal period	$158,210	$35,597

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 29, 2010

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Certain amounts from prior periods’ financial statements have been reclassified to conform to this period’s presentation. Since the company’s business is seasonal, operating results for the three months ended January 29, 2010 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2010. Additional factors that could cause our actual results to differ materially from our expected results, including any forward-looking statements made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Information.
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
     For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty accruals, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in our Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2009, which include, among others, economic conditions, foreign currency exchange rate impact, commodity costs, credit conditions, and  consumer spending and confidence levels, all of which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Acquisition and Divestiture

On December 1, 2009, during the first quarter of fiscal 2010, the company’s wholly owned domestic distribution company completed the acquisition of certain assets and the assumption of certain liabilities of one of the company’s independent Midwestern-based distribution companies.
     During the first quarter of fiscal 2009, the company completed the sale of a portion of the operations of our company-owned distributorship.
     This acquisition and divestiture were immaterial based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
(Dollars in thousands)	January 29,	January 30,
	2010	2009
Net earnings	$10,918	$6,731
Other comprehensive income (loss):
Cumulative translation adjustments	(2,132)	(1,756)
Pension liability adjustment, net of tax	671	—
Unrealized gain (loss) on derivative instruments, net of tax	1,749	(3,147)
Comprehensive income	$11,206	$1,828

Stock-Based Compensation

Under the company’s stock option plans, option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to non-employee directors, officers, and other key employees in the first quarter of the company’s fiscal year. Option awards vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a director has served on the company’s Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in The Toro Company 2000 Stock Option Plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement. The company also has a long-term incentive plan called The Toro Company Performance Share Plan. Under this plan, key employees are granted the right to receive shares of common stock or deferred performance share units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Performance share awards are granted in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. Total compensation expense for option and performance share awards for the first quarter of each of fiscal 2010 and 2009 was $1.6 million and $0.9 million, respectively.
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

	Fiscal 2010	Fiscal 2009
Expected life of option in years	6	6
Expected volatility	33.00% - 33.07%	30.57% - 30.60%
Weighted-average volatility	33.00%	30.60%
Risk-free interest rate	2.509% - 2.865%	2.26% - 3.155%
Expected dividend yield	1.52% - 1.68%	1.53%- 1.81%
Weighted-average dividend yield	1.54%	1.79%

     The weighted-average fair value of options granted during the first quarter of each of fiscal 2010 and 2009 was $12.33 per share and $7.93 per share, respectively. The fair value of performance share awards granted during the first quarter of each of fiscal 2010 and 2009 was $40.73 per share and $28.62 per share, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (LIFO) method for most inventories and first-in, first-out (FIFO) method for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production, as well as planned and historical sales of the inventory.
     Inventories were as follows:
(Dollars in thousands)	January 29,	January 30,	October 31,
	2010	2009	2009
Raw materials and work in process	$61,937	$66,039	$56,679
Finished goods and service parts	179,277	222,968	169,739
Total FIFO value	241,214	289,007	226,418
Less: adjustment to LIFO value	50,143	50,303	50,143
Total	$191,071	$238,704	$176,275

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:
	Three Months Ended
(Shares in thousands)	January 29,	January 30,
Basic	2010	2009
Weighted-average number of shares of common stock	34,022	36,350
Assumed issuance of contingent shares	8	16
Weighted-average number of shares of common stock and assumed issuance of contingent shares	34,030	36,366
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	34,030	36,366
Effect of dilutive securities	264	439
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	34,294	36,805
       Options to purchase an aggregate of 742,607 and 1,521,421 shares of common stock outstanding as of January 29, 2010 and January 30, 2009, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2010 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2009	$75,514	$10,893	$86,407
Translation adjustment	8	12	20
Balance as of January 29, 2010	$75,522	$10,905	$86,427

Other Intangible Assets
The components of other amortizable intangible assets were as follows:

(Dollars in thousands) January 29, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,653	$(6,733)	$1,920
Non-compete agreements	2-10	2,839	(1,610)	1,229
Customer related	10-13	6,532	(1,584)	4,948
Developed technology	2-10	12,789	(3,531)	9,258
Other		800	(800)	—
Total amortizable		31,613	(14,258)	17,355
Non-amortizable - trade name		5,281	—	5,281
Total other intangible assets, net		$36,894	$(14,258)	$22,636

(Dollars in thousands) October 31, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,654	$(6,641)	$2,013
Non-compete agreements	2-10	2,839	(1,517)	1,322
Customer related	10-13	6,549	(1,458)	5,091
Developed technology	2-10	12,799	(3,182)	9,617
Other		800	(800)	—
Total amortizable		31,641	(13,598)	18,043
Non-amortizable - trade name		5,281	—	5,281
Total other intangible assets, net		$36,922	$(13,598)	$23,324

     Amortization expense for intangible assets during the first quarter of fiscal 2010 was $0.7 million. Estimated amortization expense for the remainder of fiscal 2010 and succeeding fiscal years is as follows: fiscal 2010 (remainder), $1.9 million; fiscal 2011, $2.5 million; fiscal 2012, $2.5 million; fiscal 2013, $2.3 million; fiscal 2014, $1.9 million; fiscal 2015, $1.8 million; and after fiscal 2015, $4.5 million.

Investment in Joint Venture

On August 12, 2009, the company and TCF Inventory Finance, Inc. (TCFIF), a subsidiary of TCF National Bank, established a joint venture in the form of a Delaware limited liability company named Red Iron Acceptance, LLC (Red Iron) to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company’s products in the U.S. and to select distributors of the company’s products in Canada. The initial term of the joint venture will continue until October 31, 2014, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Red Iron began financing floor plan receivables during the company’s fourth quarter of fiscal 2009.
     The company sells to Red Iron certain inventory receivables, including floor plan and open account receivables, from distributors and dealers of the company’s products, at a purchase price equal to the face value of the receivables. As the company sells receivables to Red Iron, the company derecognizes non-recourse receivables from its books upon receipt of cash from Red Iron for receivables sold. During the first quarter of fiscal 2010, the company sold to Red Iron open account receivables for customers whose floor plan receivables were sold to Red Iron during the fourth quarter of fiscal 2009, as well as for customers whose floor plan receivables were previously financed by a third party financing company, in the aggregate amount of $18.1 million.
     The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 29, 2010 was $6.5 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company provided recourse to Red Iron for certain outstanding receivables, which amounted to $0.7 million as of January 29, 2010.

     Red Iron purchased $177.6 million of receivables from the company during the first quarter of fiscal 2010, which includes the initial purchase of open accounts receivable in the aggregate amount of $18.1 million. As of January 29, 2010, Red Iron’s total assets were $127.9 million and total liabilities were $113.0 million. Red Iron’s net loss from operations through January 29, 2010 was $0.9 million.

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: professional, residential, and distribution. The distribution segment, which consists of a wholly owned domestic distribution company, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables.
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended January 29, 2010	Professional	Residential	Other	Total
Net sales	$212,800	$116,756	$1,802	$331,358
Intersegment gross sales	2,112	262	(2,374)	—
Earnings (loss) before income taxes	25,810	13,427	(22,789)	16,448
Total assets	436,521	180,922	267,191	884,634

Three months ended January 30, 2009	Professional	Residential	Other	Total
Net sales	$229,369	$107,024	$3,779	$340,172
Intersegment gross sales	1,970	769	(2,739)	—
Earnings (loss) before income taxes	30,129	4,840	(24,816)	10,153
Total assets	500,937	210,398	226,852	938,187

     The following table presents the details of the Other segment operating loss before income taxes:
	Three Months Ended
(Dollars in thousands)	January 29,	January 30,
	2010	2009
Corporate expenses	$(17,944)	$(22,378)
Finance charge revenue	—	178
Elimination of corporate financing expense	—	1,515
Interest expense	(4,245)	(4,358)
Other	(600)	227
Total	$(22,789)	$(24,816)

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
     Warranty provisions, claims, and changes in estimates for the first quarter of each of fiscal 2010 and 2009 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance
January 29, 2010	$54,273	$6,764	$(7,089)	$827	$54,775

January 30, 2009	$58,770	$7,502	$(8,131)	$732	$58,873

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the company’s postretirement medical and dental benefit plan:

	Three Months Ended
(Dollars in thousands)	January 29,	January 30,
	2010	2009
Service cost	$55	$54
Interest cost	101	175
Prior service cost	(48)	(48)
Amortization of losses	30	48
Net expense	$138	$229

     As of January 29, 2010, the company contributed approximately $0.1 million to its postretirement medical and dental benefit plan in fiscal 2010. The company expects to contribute a total of $0.3 million in fiscal 2010, including contributions made through January 29, 2010.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $3.4 million for the first quarter of fiscal 2010 and $3.8 million for the first quarter of fiscal 2009.
  The company also offers participants in the company’s deferred compensation plans the option to invest their deferred compensation in multiple investment options. The fair value of the investment in the deferred compensation plans as of January 29, 2010 was $14.9 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.
     Effective December 31, 2009, the company amended The Toro Company Retirement Plan for Office and Hourly Employees such that no additional benefits will be earned under this plan after December 31, 2009. This amendment resulted in a curtailment adjustment of $0.7 million, which reduced the company’s pension expense in the first quarter of fiscal 2010.

Income Taxes

The company is subject to U.S. federal income tax, as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2006 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2005. The Internal Revenue Service is currently examining the company’s income tax returns for the 2006 and 2007 fiscal years. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company’s financial statements as of January 29, 2010. Although the outcome of this matter cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.
     As of January 29, 2010 and January 30, 2009, the company had $6.0 million and $5.5 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $1.0 million and $0.8 million as of January 29, 2010 and January 30, 2009, respectively. The company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes. Included in the liability balance as of January 29, 2010 are approximately $4.0 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate.
     The company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities involve the primary use of forward currency contracts. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are made based on the amount of exposure to the currency involved, and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar.

Cash flow hedges. The company recognizes all derivative instruments as either assets or liabilities at fair value on its consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Changes in the fair value of outstanding derivative instruments that are designated and qualify as a cash flow hedge are recorded in other comprehensive income (OCI), except for the ineffective portion, until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.
     The company formally assesses at a hedge’s inception and on an ongoing basis whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (AOCL) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the first quarter of fiscal 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of January 29, 2010, the notional amount outstanding of forward contracts designated as cash flow hedges was $60.3 million.

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
   The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	January 29, 2010		January 30, 2009		January 29, 2010		January 30, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as
Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$-	Prepaid expenses	$6,020	Accrued liabilities	$1,446	Accrued liabilities	$-

Derivatives Not Designated
as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	-	Prepaid expenses	4,009	Accrued liabilities	751	Accrued liabilities	-

Total Derivatives		$-		$10,029		$2,197		$-

     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments for the three months ended January 29, 2010 and January 30, 2009, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	January 29,	January 30,		January 29,	January 30,		January 29,	January 30,
For the three months ended	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$(2,752)	$10	Net sales	$(890)	$2,741	Other income, net	$(123)	$(1,228)
Foreign exchange contracts	(47)	1,307	Cost of sales	(39)	(910)
Total	$(2,799)	$1,317		$(929)	$1,831

     As of January 29, 2010, the company expects to reclassify approximately $1.4 million of losses from AOCL to earnings during the next twelve months.
     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
	Location of Gain (Loss)	Three Months Ended
(Dollars in thousands)	Recognized in Net Earnings	January 29, 2010	January 30, 2009

Foreign exchange contracts	Other income, net	$833	$3,729

Fair Value Measurements

The company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
    Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
   Level 3 — Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
     Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. Foreign currency forward exchange contracts are valued at fair market value, which is the amount the company would receive or pay to terminate the contracts at the reporting date. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts.
     The company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities that are not required to be measured on a recurring basis during the first quarter of fiscal 2010, as required. The adoption of this provision had no impact on the company’s financial position or results of operations for the first quarter of fiscal 2010.
     Assets and liabilities measured at fair value on a recurring basis, as of January 29, 2010, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$158,210	$158,210	—	—
Total Assets	$158,210	$158,210	—	—
Liabilities:
Foreign exchange contracts	$2,197	—	$2,197	—
Deferred compensation liabilities	5,601	—	5,601	—
Total Liabilities	$7,798	—	$7,798	—

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
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified the company and the other defendants that it had reached a settlement agreement with the plaintiffs.
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
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings were commenced, settlement discussions were conducted, and as of the date hereof, all defendants have entered into settlement agreements with the plaintiffs. On February 24, 2010, the company and certain other defendants entered into a settlement agreement with the plaintiffs which provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for some engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices. The plaintiffs filed a motion for preliminary approval of the settlement agreement and certification of a settlement class, and on February 26, 2010, the court granted the motion. The settlement is not final for all purposes until after members of the proposed settlement class receive notice of the settlement, the Court determines that the settlement is fair, and applicable appeal periods expire without appeal. At this time, management is unable to provide assurance that the settlement will become final.

     Management continues to evaluate these lawsuits. If the settlement becomes final, the company’s obligations under the settlement agreement will not have a material adverse effect on the company’s operating results or financial position. The expected costs of the company’s settlement obligations are consistent with accruals established in prior periods. In the event the settlement does not become final, management is unable to assess at this time whether these lawsuits would have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company’s consolidated operating results for a particular period.

Textron Innovations Inc. v. The Toro Company. In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleged that the company willfully infringed certain claims of three Textron patents by selling its Groundsmaster® commercial mowers. Textron sought damages for the company’s past sales and an injunction against future infringement. In August and November 2005, management answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, management filed with the USPTO to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO, and all of the claims asserted against the company in all three patents stand rejected. In April 2007, the Court granted the company’s motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. On February 26, 2010, the company entered into a Settlement Agreement with Textron that provides that the Delaware lawsuit, as well as a related lawsuit filed by the company against Textron in Minnesota Federal District Court relative to certain of the company’s patents, will each be dismissed in their entirety.

Subsequent Events
The company evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and snow removal products. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: professional, residential, and distribution. Our distribution segment, which consists of our company-owned domestic distribution company, has been combined with our corporate activities. Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect it to continue to be, attributable to new and enhanced products.
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the first quarter of fiscal 2010 should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2010, our net sales were down 2.6 percent, as compared to the first quarter of fiscal 2009. Professional segment net sales were down by 7.2 percent as shipments for most professional segment products were down as customers aligned their orders closer to retail demand, leading to a further reduction in field inventory levels. However, international sales of micro-irrigation products were up due to market growth and increased demand for water-conserving products and additional manufacturing capacity that was added to increase production and sales of our water conserving products to meet the growing market demand. Residential segment sales increased 9.1 percent for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily as a result of higher net sales of Pope irrigation products in Australia and increased worldwide shipments of snow thrower products. Our net earnings were up 62.2 percent for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily from gross margin improvement due mainly to lower commodity costs in the first quarter of fiscal 2010 compared to average prices paid for commodities in the first quarter of fiscal 2009. In addition, the improvement in net earnings was also attributable to lower selling, general, and administrative (SG&A) expenses as a result of our leaner cost structure from actions we took in fiscal 2009.
     We continued to focus on reducing working capital and improving asset management. As a result of our efforts, our inventory levels were down 20 percent as of the end of the first quarter of fiscal 2010 compared to the end of the first quarter of fiscal 2009, and our customers’ field inventory levels decreased significantly from the same comparable period last fiscal year. Our receivables were also down, by 43.9 percent, as of the end of the first quarter of fiscal 2010 compared to the end of the first quarter of fiscal 2009 due mainly to the sale of certain receivables to Red Iron Acceptance, LLC (Red Iron), our recently established financing joint venture with TCFIF. The impact of our efforts to reduce working capital resulted in a significant improvement of our cash flows from operating activities for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We also increased our first quarter cash dividend by 20 percent from $0.15 to $0.18 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2009.
     After experiencing one of the most economically challenging years during fiscal 2009, we expect fiscal 2010 will provide opportunities to begin our anticipated recovery and return to higher profitability levels. We intend to take the best of what we learned from the past to launch our new initiative, “5 in One: Back on Course.” This one-year initiative is intended to guide us through this year of recovery with an even stronger focus on the customer and a single financial goal: five percent profit after tax as a percentage of net sales for fiscal 2010. We believe we have taken the necessary proactive measures through our continued focus on asset management, reducing our cost structure, and our commitment to product innovation to position us well to benefit from a recovery as our markets improve.
     Our net sales and earnings for the first quarter of our fiscal year are typically lower than other quarters, and the results of our first quarter are not necessarily an indicator of spring season sales trends. Our focus as we enter our peak selling season is on generating customer demand for our innovative new products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economies, retail demand, field inventory levels, commodity prices, weather, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the first quarter of fiscal 2010 were $10.9 million, or $0.32 per diluted share, compared to $6.7 million, or $0.18 per diluted share, for the first quarter of fiscal 2009, an increase in net earnings per diluted share of 77.8 percent. The primary factor contributing to this increase was a decrease in SG&A expense, somewhat offset by lower net sales. In addition, fiscal 2010 first quarter diluted net earnings per share were benefited by approximately $0.02 per share compared to the fiscal 2009 first quarter as a result of reduced shares outstanding from repurchases of our common stock during the last twelve months.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	January 29,	January 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	(64.9)	(65.2)
Gross margin	35.1	34.8
SG&A expense	(29.2)	(30.7)
Interest expense	(1.3)	(1.3)
Other income, net	0.4	0.2
Provision for income taxes	(1.7)	(1.0)
Net earnings	3.3%	2.0%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2010 were $331.4 million compared to $340.2 million in the first quarter of fiscal 2009, a decrease of 2.6 percent. Worldwide professional segment net sales were down 7.2 percent, mainly from decreased sales of golf and grounds maintenance equipment resulting from customers aligning their orders closer to retail demand and leading to a further reduction in field inventory levels, as well as the timing of initial stocking orders in fiscal 2009 for new landscape contractor equipment products. However, international sales of micro-irrigation products were up due to market growth and increased demand for water-conserving products and additional manufacturing capacity that was added to increase production and sales of our water conserving products to meet the growing market demand. Residential segment sales increased 9.1 percent for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily as a result of higher net sales of Pope irrigation products sold in Australia due to dry weather conditions in that region. In addition, worldwide shipments of snow thrower products were up due to the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. International sales were down 1.5 percent, as compared to the first quarter of fiscal 2009. However, a weaker U.S. dollar compared to other worldwide currencies in which we transact business accounted for approximately $9 million of additional net sales for the first quarter of fiscal 2010.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2010 increased to 35.1 percent compared to 34.8 percent in the first quarter of fiscal 2009. This improvement was due to the following factors: (i) lower average commodity costs in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009; (ii) a weaker U.S. dollar compared to other currencies in which we transact business; and (iii) cost reduction efforts. Somewhat offsetting those positive factors were lower sales of our higher-margin professional segment products and increased tooling expense from investments in tooling for new products.

Selling, General, and Administrative Expense

SG&A expense for the first quarter of fiscal 2010 decreased $8.0 million, or 7.6 percent, compared to the same period last fiscal year. SG&A expense as a percentage of net sales also decreased to 29.2 percent in the first quarter of fiscal 2010 compared to 30.7 percent in the first quarter of fiscal 2009. These declines were primarily attributable to our leaner cost structure from actions we took in fiscal 2009, many of which were implemented after last year’s first quarter, costs incurred in the first quarter of fiscal 2009 in the amount of $1.3 million for workforce adjustments, and a decrease in bad debt expense of $1.1 million. Somewhat offsetting those declines was an increase in incentive compensation expense of $1.7 million from anticipated improved financial performance in fiscal 2010, as compared to fiscal 2009.

Interest Expense

Interest expense for the first quarter of fiscal 2010 decreased 2.6 percent compared to the first quarter of fiscal 2009 due to lower average debt levels.

Other Income, Net

Other income, net for the first quarter of fiscal 2010 was $0.9 million compared to $0.8 million for the same period last fiscal year, an increase of $0.1 million. The increase was due primarily to higher currency exchange rate gains and the gain on the sale of a portion of the operations of our company-owned distributorship, somewhat offset by an increase in litigation settlement costs.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2010 was slightly down to 33.6 percent compared to 33.7 percent in the first quarter of fiscal 2009.

BUSINESS SEGMENTS
As described previously, we operate in three reportable business segments: professional, residential, and distribution. Our distribution segment, which consists of our wholly owned domestic distribution company, has been combined with our corporate activities that is shown as “Other” in the following tables. Operating earnings for our professional and residential segments are defined as earnings from operations plus other income, net. Operating loss for “Other” includes earnings (loss) from operations, corporate activities, other income, net, and interest expense.
     The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	January 29,	January 30,
	2010	2009	$ Change	% Change
Professional	$212,800	$229,369	$(16,569)	(7.2)%
Residential	116,756	107,024	9,732	9.1
Other	1,802	3,779	(1,977)	(52.3)
Total*	$331,358	$340,172	$(8,814)	(2.6)%

* Includes international sales of:	$128,383	$130,391	$(2,008)	(1.5)%

     The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
(Dollars in thousands)	January 29,	January 30,
	2010	2009	$ Change	% Change
Professional	$25,810	$30,129	$(4,319)	(14.3)%
Residential	13,427	4,840	8,587	177.4
Other	(22,789)	(24,816)	2,027	8.2
Total	$16,448	$10,153	$6,295	62.0%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2010 were down 7.2 percent compared to the first quarter of fiscal 2009. Shipments declined mainly for golf and grounds maintenance equipment products as customers aligned their orders closer to retail demand, leading to a further reduction in field inventory levels. Sales of landscape contractor equipment were also down for the first quarter comparison due mainly to the timing of initial stocking orders in fiscal 2009 for new products. However, international sales of micro-irrigation products were up due to market growth and increased demand for water-conserving products and additional manufacturing capacity that was added to increase production and sales of our water conserving products to meet the growing market demand.

Operating Earnings. Operating earnings for the professional segment were $25.8 million in the first quarter of fiscal 2010 compared to $30.1 million in the first quarter of fiscal 2009, a decrease of 14.3 percent. Expressed as a percentage of net sales, professional segment operating margins decreased to 12.1 percent compared to 13.1 percent in the first quarter of fiscal 2009. These profit declines were primarily attributable to lower sales volumes and lower gross margins due to increased tooling expense from investments in tools for new products. Other income, net was also down due mainly to lower currency exchange rate gains in the first quarter of fiscal 2010 compared to the same period last year.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2010 were up by 9.1 percent compared to the first quarter of fiscal 2009. This increase was primarily the result of increased net sales of Pope irrigation products sold in Australia due to dry weather conditions in that region. In addition, worldwide shipments of snow thrower products were up due to the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Sales of riding products and parts were also up in the first quarter of fiscal 2010 compared to fiscal 2009 first quarter.

Operating Earnings. Operating earnings for the residential segment were $13.4 million in the first quarter of fiscal 2010 compared to $4.8 million in the first quarter of fiscal 2009, an increase of $8.6 million. Expressed as a percentage of net sales, residential segment operating margins increased to 11.5 percent compared to 4.5 percent in the first quarter of fiscal 2009. These increases were due to improved gross margins due to lower average commodity costs in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, a weaker U.S. dollar compared to other currencies in which we transact business, cost reduction efforts, and increased sales volumes of higher-margin products. Lower SG&A expense as a percent of net sales also contributed to the operating profit improvement as a result of budget reductions and leveraging fixed SG&A costs over higher sales volumes. In addition, an increase in other income, net from an increase in currency exchange rate gains for the first quarter comparison benefited residential segment operating earnings.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution company less sales from the professional and residential segments to that distribution company. In fiscal 2009, “Other” also included elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company (TCC), our wholly owned financing company. With the establishment of Red Iron, net sales for the other segment no longer includes corporate financing activities, including the elimination of floor plan costs from TCC, which results in lower net sales for the other segment. The other segment net sales decreased $2.0 million, or 52.3 percent, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, since “Other” no longer includes elimination of TCC floor plan interest costs and from lower net sales at our company-owned distributorship.

Operating Losses. Operating losses for the other segment were down $2.0 million, or 8.2 percent, for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This decrease was primarily attributable to our leaner cost structure from actions we implemented in fiscal 2009, primarily after the first quarter of fiscal 2009, costs incurred for workforce adjustments in fiscal 2009, and a decrease in bad debt expense. Somewhat offsetting those declines was an increase in incentive compensation expense due to anticipated improved financial performance in fiscal 2010, as compared to fiscal 2009.

FINANCIAL POSITION

Working Capital

We have taken proactive measures to improve working capital utilization, including adjusting production plans, controlling costs, and managing our assets. As such, our financial condition remains strong. We continue to place emphasis on asset management, with a focus on minimizing the amount of working capital in the supply chain and maintaining or improving order replenishment and service levels to end users. In connection with the establishment of Red Iron, our financing joint venture with TCFIF, we sold certain receivables, including floor plan and open account receivables, from most U.S. and Canadian distributors and dealers of our products at a purchase price equal to the face value of the receivables or the purchase price paid for such receivables. Red Iron generally began financing floor plan receivables in the fourth quarter of fiscal 2009. Red Iron also began financing open account receivables, as well as floor plan receivables previously financed by a third party financing company, during our first quarter of fiscal 2010. The sale of these receivables enables us to use our working capital for other strategic purposes, such as strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes.
     Receivables as of the end of the first quarter of fiscal 2010 were down 43.9 percent compared to the end of the first quarter of fiscal 2009 and our average days sales outstanding for receivables improved to 60 days based on sales for the last twelve months ended January 29, 2010, compared to 68 days for the twelve months ended January 30, 2009. These improvements were due mainly to the sale of our floor plan receivables and certain open account receivables to Red Iron. Inventory was also down as of the end of the first quarter of fiscal 2010 by 20.0 percent compared to the end of the first quarter of fiscal 2009, and average inventory turnover improved 7.5 percent for the twelve months ended January 29, 2010 compared to the twelve months ended January 30, 2009. In addition, as part of our working capital initiative, accounts payable increased as of the end of our first quarter of fiscal 2010, by $20.0 million or 22.3 percent, driven by our supply chain initiatives.

 Liquidity and Capital Resources

Our businesses are working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, expansion and upgrading of existing facilities, as well as receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. One of the purposes of establishing Red Iron was to free up our working capital for other strategic purposes, which may include, among other things, strategic acquisitions, research and development of innovative new products, improvements in the quality and performance of existing products, and general corporate purposes. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, and quarterly cash dividend payments for at least the next twelve months.
     Our Board of Directors approved a cash dividend of $0.18 per share for the first quarter of fiscal 2010 paid on January 12, 2010, which was an increase of 20 percent over our cash dividend of $0.15 per share for the first quarter of fiscal 2009.

Cash Flow. Our first fiscal quarter historically uses more operating cash than other fiscal quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2010 was $10.5 million for the first three months of fiscal 2009 compared to $72.5 million for the first three months of fiscal 2009, a reduction of $62.0 million, or 85.5 percent. This decrease was due to declines in receivables and inventory levels and an increase in accounts payable, as previously discussed, as well as higher net earnings, all for the first three months of fiscal 2010 compared to the first three months of fiscal 2009. Cash used in investing activities was up by $4.5 million compared to the first quarter of fiscal 2009, due mainly to an increase in investments in affiliates and cash utilized for an acquisition of an independent distribution company. Cash used in financing activities for the first quarter of fiscal 2010 was $3.5 million compared to cash provided by financing activities of $18.7 million for the first quarter of fiscal 2009. This change was due mainly to short-term borrowing under our revolving credit facility as of the end of the first quarter of fiscal 2009, whereas we did not have any short-term debt outstanding under our revolving credit facility as of the end of the first quarter of fiscal 2010.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $20 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. As of January 29, 2010, we had $10.1 million of outstanding standby letters of credit. We had no outstanding short-term debt as of January 29, 2010 and $25.0 million outstanding short-term debt as of January 30, 2009, under these lines of credit. As of January 29, 2010, we had $255.6 million of unutilized availability under our credit agreements. In addition, we had $0.7 million in short-term debt for certain receivables we provided recourse to Red Iron as of January 29, 2010.
     Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of January 29, 2010, and expect to be in compliance with all covenants during the remainder of fiscal 2010.

Customer Financing Arrangements and Contractual Obligations

Third party financing companies and Red Iron purchased $190.6 million of receivables from us during the first three months of fiscal 2010, and $180.4 million was outstanding as of January 29, 2010. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation and changing prices. In the first quarter of fiscal 2010, average prices paid for commodities we purchase were lower compared to the average prices paid for commodities in the first quarter of fiscal 2009, which benefited our gross margin rate in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities to be lower for the remainder of fiscal 2010 as compared to fiscal 2009. We plan to attempt to mitigate the impact of any inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, as appropriate.

Significant Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2009 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. We will adopt the provision of ASU No. 2010-06 for Level 1 and Level 2 fair-value measurements for our second fiscal quarter beginning on January 30, 2010, as required. We will adopt the provision of ASU No. 2010-06 for Level 3 fair-value measurements for our second fiscal quarter beginning on January 30, 2011, as required. We do not expect the adoption of ASU No. 2010-06 will have a material impact on our disclosures for fair-value measurements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities. SFAS No. 166 also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. We will adopt both SFAS No. 167 and SFAS No. 166 on November 1, 2010, as required. We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements and related disclosures.

     No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2010 has had or is expected to have a material impact on our consolidated financial statements.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•
Economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings, which includes but is not limited to recessionary conditions in the U.S. and other regions around the world and worldwide slow or negative economic growth rates; slow down or reductions in levels of golf course development, renovation, and improvement; slow down or reductions in levels of home ownership, construction, and home sales; consumer spending levels; credit availability or credit terms for our distributors, dealers, and end-user customers; short-term, mortgage, and other interest rates; unemployment rates; inflation; consumer confidence; and general economic and political conditions and expectations in the U.S. and the foreign economies in which we conduct business.

•
Increases in the cost or disruption in the availability of raw materials and components that we purchase and increases in our other costs of doing business, including transportation costs, may adversely affect our profit margins and business.

•	Weather conditions may reduce demand for some of our products and adversely affect our net sales.
•
Our professional segment net sales are dependent upon the level of residential and commercial construction, the level of homeowners’ outsourcing lawn care, the amount of investment in golf course renovations and improvements, new golf course development, golf course closures, availability of credit on acceptable credit terms to finance product purchases, and the level of government and municipal revenue, budget, and spending levels for grounds maintenance equipment and other factors.

•
Our residential segment net sales are dependent upon consumer spending levels, the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

•
If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, or if we experience unforeseen product quality or other problems in the development, production, or use of new and existing products, we may experience a decrease in demand for our products, and our business could suffer.

•
We face intense competition in all of our product lines with numerous manufacturers, including from some competitors that have greater operations and financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

•
A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, cultural, political, legal, accounting, and business factors; and may not be successful or produce desired levels of net sales.

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

•
We intend to grow our business in part through additional acquisitions, alliances, stronger customer relations, and new joint ventures and partnerships, which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions, alliances, joint ventures, and partnerships.

•
We rely on our management information systems for inventory management, distribution, and other functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and operating results could be adversely affected.

•
As a result of our recently established financing joint venture with TCFIF, we are dependent upon the joint venture to provide competitive inventory financing programs, including floor plan and open account receivable financing, to certain distributors and dealers of our products. Any difficulty in transitioning our inventory financing programs to the joint venture, any material change in the availability or terms of credit offered to our customers by the joint venture, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

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

•	Legislative enactments could impact the competitive landscape within our markets and affect demand for our products.
•
We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition, including without limitation the pending litigation against us and other defendants that challenges the horsepower labels on the products the plaintiffs purchased were inaccurate. In the event that settlement discussions do not result in an executed or court approved settlement agreement and these lawsuits go to trial, even if the plaintiffs’ claims are found to be without merit, we have incurred, and expect to continue to incur, substantial costs in defending the lawsuit. The lawsuit could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. In addition, an unfavorable resolution or outcome could have a material adverse effect on our operating results or financial condition.

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
     We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in market values of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Additional information regarding gains and losses on our derivative instruments is presented in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Item 1 of this Quarterly Report on Form 10-Q, in the section entitled “Derivative Instruments and Hedging Activities.”
     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2010 and 2011. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other (expense) income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended January 29, 2010 were as follows:
Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.8330	$45,276.5	$(1,828.4)	$(1,614.8)
Buy US dollar/Sell Canadian dollar	0.9312	8,148.2	(75.8)	(32.8)
Buy US dollar/Sell Euro	1.4089	65,018.7	41.8	(54.8)
Buy US dollar/Sell British pound	1.6164	3,394.4	—	—
Buy Mexican peso/Sell US dollar	13.2888	13,771.0	(7.7)	(128.4)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal first quarter ended January 29, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (“Honda”), notified the company and the other defendants that it had reached a settlement agreement with the plaintiffs.
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
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings were commenced, settlement discussions were conducted, and as of the date hereof, all defendants have entered into settlement agreements with the plaintiffs. On February 24, 2010, the company and certain other defendants entered into a settlement agreement with the plaintiffs which provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for some engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices. The plaintiffs filed a motion for preliminary approval of the settlement agreement and certification of a settlement class, and on February 26, 2010, the court granted the motion. The settlement is not final for all purposes until after members of the proposed settlement class receive notice of the settlement, the Court determines that the settlement is fair, and applicable appeal periods expire without appeal. At this time, management is unable to provide assurance that the settlement will become final.
     Management continues to evaluate these lawsuits. If the settlement becomes final, the company’s obligations under the settlement agreement will not have a material adverse effect on the company’s operating results or financial position. The expected costs of the company’s settlement obligations are consistent with accruals established in prior periods. In the event the settlement does not become final, management is unable to assess at this time whether these lawsuits would have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company’s consolidated operating results for a particular period.

Textron Innovations Inc. v. The Toro Company. In July 2005, Textron Innovations Inc., the patent holding company of Textron, Inc., filed a lawsuit in Delaware Federal District Court against the company for patent infringement. Textron alleged that the company willfully infringed certain claims of three Textron patents by selling its Groundsmaster® commercial mowers. Textron sought damages for the company’s past sales and an injunction against future infringement. In August and November 2005, management answered the complaint, asserting defenses and counterclaims of non-infringement, invalidity, and equitable estoppel. Following the Court’s order in October 2006 construing the claims of Textron’s patents, discovery in the case was closed in February 2007. In March 2007, following unsuccessful attempts to mediate the case, management filed with the USPTO to have Textron’s patents reexamined. The reexamination proceedings are pending in the USPTO, and all of the claims asserted against the company in all three patents stand rejected. In April 2007, the Court granted the company’s motion to stay the litigation and, in June 2007, denied Textron’s motion for reconsideration of the Court’s order staying the proceedings. On February 26, 2010, the company entered into a Settlement Agreement with Textron that provides that the Delaware lawsuit, as well as a related lawsuit filed by the company against Textron in Minnesota Federal District Court relative to certain of the company’s patents, will each be dismissed in their entirety.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2010 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 1, 2009 through November 27, 2009	42,398		$40.03	42,398	3,965,314

November 28, 2009 through January 1, 2010	48,947		40.55	48,947	3,916,367

January 2, 2010 through January 29, 2010	2,402	(2)	43.59	—	3,916,367

Total	93,747		$40.39	91,345

(1)
On July 21, 2009, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)
Includes 2,402 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $43.59 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 2,402 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	10.1	Amended and Restated Repurchase Agreement (Two Step) effective as of January 29, 2010, by and between The Toro Company and Red Iron Acceptance, LLC (filed herewith).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

	99.1	Stipulation of Settlement dated as of February 24, 2010 In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 5, 2010	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)