Form 10-Q
period 2010-04-30
TORO CO
filed 2010-06-04
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2010

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of May 28, 2010 was 32,490,250.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009
Net sales	$562,819	$499,852	$894,177	$840,024
Cost of sales	375,407	338,627	590,374	560,539
Gross profit	187,412	161,225	303,803	279,485
Selling, general, and administrative expense	115,289	102,231	211,888	206,790
Earnings from operations	72,123	58,994	91,915	72,695
Interest expense	(4,271)	(4,420)	(8,516)	(8,778)
Other income, net	905	1,483	1,806	2,293
Earnings before income taxes	68,757	56,057	85,205	66,210
Provision for income taxes	23,096	19,196	28,626	22,618
Net earnings	$45,661	$36,861	$56,579	$43,592

Basic net earnings per share of common stock	$1.35	$1.01	$1.67	$1.20

Diluted net earnings per share of common stock	$1.34	$1.00	$1.65	$1.18

Weighted-average number of shares of common
stock outstanding – Basic	33,714	36,397	33,871	36,382

Weighted-average number of shares of common
stock outstanding – Diluted	34,142	36,763	34,198	36,807

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	April 30,	May 1,	October 31,
	2010	2009	2009
ASSETS
Cash and cash equivalents	$180,385	$29,673	$187,773
Receivables, net	260,789	407,801	143,709
Inventories, net	174,406	215,775	176,275
Prepaid expenses and other current assets	12,150	16,405	14,914
Deferred income taxes	57,120	57,704	59,467
Total current assets	684,850	727,358	582,138

Property, plant, and equipment	567,726	532,950	551,747
Less accumulated depreciation	402,212	367,386	385,031
	165,514	165,564	166,716

Deferred income taxes	3,626	6,470	3,585
Other assets	21,072	7,486	10,512
Goodwill	86,558	86,390	86,407
Other intangible assets, net	24,369	18,076	23,324
Total assets	$985,989	$1,011,344	$872,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,705	$3,377	$3,765
Short-term debt	513	32,900	4,529
Accounts payable	171,279	98,592	91,074
Accrued liabilities	247,040	238,922	217,433
Total current liabilities	422,537	373,791	316,801

Long-term debt, less current portion	224,297	225,909	225,046
Deferred revenue	9,567	8,755	8,510
Other long-term liabilities	7,951	6,256	7,113

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 32,762,713 shares as of April 30, 2010, 35,892,142 shares as of May 1, 2009, and 33,369,486 shares as of October 31, 2009	32,763	35,892	33,369
Retained earnings	298,960	374,333	291,246
Accumulated other comprehensive loss	(10,086)	(13,592)	(9,403)
Total stockholders' equity	321,637	396,633	315,212
Total liabilities and stockholders' equity	$985,989	$1,011,344	$872,682

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
	Six Months Ended
	April 30,	May 1,
	2010	2009
Cash flows from operating activities:
Net earnings	$56,579	$43,592
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Equity (income) losses from investments	(480)	38
Provision for depreciation, amortization, and impairment losses	22,254	21,576
Gain on disposal of property, plant, and equipment	(49)	(13)
Stock-based compensation expense	2,851	2,084
Decrease in deferred income taxes	501	187
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(124,950)	(150,379)
Inventories, net	3,163	(7,382)
Prepaid expenses and other assets	1,471	(3,207)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	119,446	20,639
Net cash provided by (used in) operating activities	80,786	(72,865)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(20,650)	(17,366)
Proceeds from asset disposals	211	75
Increase in investment in affiliates	(9,592)	-
Decrease (increase) in other assets	371	(320)
Acquisitions, net of cash acquired	(3,572)	-
Net cash used in investing activities	(33,232)	(17,611)

Cash flows from financing activities:
Increase in short-term debt	-	30,209
Repayments of long-term debt, net of costs	(1,220)	(1,477)
Excess tax benefits from stock-based awards	2,513	3,293
Proceeds from exercise of stock-based awards	11,475	3,759
Purchases of Toro common stock	(54,106)	(4,803)
Dividends paid on Toro common stock	(12,205)	(10,919)
Net cash (used in) provided by financing activities	(53,543)	20,062

Effect of exchange rates changes on cash	(1,399)	728

Decrease in cash and cash equivalents	(7,388)	(69,686)
Cash and cash equivalents as of the beginning of the fiscal period	187,773	99,359
Cash and cash equivalents as of the end of the fiscal period	$180,385	$29,673

Long-term debt issued in connection with an acquisition	$440	$-
See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 30, 2010
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended April 30, 2010 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2010. Additional factors that could cause our actual results to differ materially from our expected results, including any forward-looking statements made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Information.
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

Acquisitions and Divestiture

On April 30, 2010, the company completed the purchase of certain assets and assumed certain liabilities from USPraxis, Inc., a manufacturer of stump grinders, wood chippers, and log splitters for rental centers and landscape professionals. The addition of these products broadens and strengthens the company’s compact equipment solutions for the rental and landscape markets. The estimated purchase price was $2.5 million, which included a cash payment, the issuance of a long-term note, and an estimated earnout consideration.
     On December 1, 2009, during the first quarter of fiscal 2010, the company’s wholly owned domestic distribution company completed the acquisition of certain assets and the assumption of certain liabilities of one of the company’s independent Midwestern-based distribution companies. During the first quarter of fiscal 2009, the company also completed the sale of a portion of the operations of our company-owned distributorship.
     These acquisitions and divestiture were immaterial based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009
Net earnings	$45,661	$36,861	$56,579	$43,592
Other comprehensive income (loss):
Cumulative translation adjustments	(1,733)	3,481	(3,865)	1,725
Pension liability adjustment, net of tax	-	-	671	-
Unrealized gain (loss) on derivative
instruments, net of tax	762	(3,626)	2,511	(6,773)
Comprehensive income	$44,690	$36,716	$55,896	$38,544

Stock-Based Compensation

Under the company’s equity-based compensation plans, option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to non-employee directors, officers, and other key employees in the first quarter of the company’s fiscal year. Option awards vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a director has served on the company’s Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in the applicable equity-based compensation plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement. Key employees are also granted the right to receive shares of common stock or deferred performance share units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Performance share awards are granted in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. Total compensation expense for option and performance share awards for the second quarter of fiscal 2010 and 2009 was $1.3 million and $1.2 million, respectively. Year-to-date compensation expense for option and performance share awards through the second quarter of fiscal 2010 and 2009 was $2.9 million and $2.1 million, respectively.
     The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee groups are expected to exercise their options, which is based on historical experience with similar grants. Separate groups of employees with similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, expected future cash dividends, and expected changes in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2010	Fiscal 2009
Expected life of option in years	6	6
Expected volatility	33.00% - 33.07%	30.57% - 30.60%
Weighted-average volatility	33.00%	30.60%
Risk-free interest rate	2.51% - 2.87%	2.26% - 3.16%
Expected dividend yield	1.52% - 1.68%	1.53%- 1.81%
Weighted-average dividend yield	1.54%	1.79%

     The weighted-average fair value of options granted during the first quarter of each of fiscal 2010 and 2009 was $12.33 per share and $7.93 per share, respectively. The fair value of performance share awards granted during the first quarter of each of fiscal 2010 and 2009 was $40.73 per share and $28.62 per share, respectively. No option or performance share awards were granted during the second quarters of fiscal 2010 or fiscal 2009.

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
     Inventories were as follows:

(Dollars in thousands)	April 30,	May 1,	October 31,
	2010	2009	2009
Raw materials and work in process	$67,277	$61,807	$56,679
Finished goods and service parts	157,272	204,270	169,739
Total FIFO value	224,549	266,077	226,418
Less: adjustment to LIFO value	50,143	50,302	50,143
Total	$174,406	$215,775	$176,275

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	April 30,	May 1,	April 30,	May 1,
Basic	2010	2009	2010	2009
Weighted-average number of shares of common stock	33,714	36,397	33,867	36,374
Assumed issuance of contingent shares	-	-	4	8
Weighted-average number of shares of common stock and assumed issuance of contingent shares	33,714	36,397	33,871	36,382
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	33,714	36,397	33,871	36,382
Effect of dilutive securities	428	366	327	425
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	34,142	36,763	34,198	36,807

     Options to purchase an aggregate of 331,730 and 1,853,681 shares of common stock outstanding during the second quarter of fiscal 2010 and 2009, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 679,875 and 1,853,681 shares of common stock outstanding during the year-to-date periods through the second quarter of fiscal 2010 and 2009, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2010 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2009	$75,514	$10,893	$86,407
Translation adjustment	53	98	151
Balance as of April 30, 2010	$75,567	$10,991	$86,558

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) April 30, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,703	$(6,836)	$1,867
Non-compete agreements	2-10	3,039	(1,703)	1,336
Customer related	6-13	7,413	(1,683)	5,730
Developed technology	2-10	13,950	(3,795)	10,155
Other		800	(800)	—
Total amortizable		33,905	(14,817)	19,088
Non-amortizable - Trade names		5,281	—	5,281
Total other intangible assets, net		$39,186	$(14,817)	$24,369

(Dollars in thousands) October 31, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,654	$(6,641)	$2,013
Non-compete agreements	2-10	2,839	(1,517)	1,322
Customer related	10-13	6,549	(1,458)	5,091
Developed technology	2-10	12,799	(3,182)	9,617
Other		800	(800)	—
Total amortizable		31,641	(13,598)	18,043
Non-amortizable - Trade names		5,281	—	5,281
Total other intangible assets, net		$36,922	$(13,598)	$23,324

     Amortization expense for intangible assets during the first six months of fiscal 2010 was $1.3 million. Estimated amortization expense for the remainder of fiscal 2010 and succeeding fiscal years is as follows: fiscal 2010 (remainder), $1.4 million; fiscal 2011, $2.9 million; fiscal 2012, $2.8 million; fiscal 2013, $2.6 million; fiscal 2014, $2.3 million; fiscal 2015, $2.1 million; and after fiscal 2015, $5.0 million.

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
     The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of April 30, 2010 was $13.6 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company provided recourse to Red Iron for certain outstanding receivables, which amounted to $0.5 million as of April 30, 2010.
     Red Iron purchased $399.4 million of receivables from the company during the first six months of fiscal 2010, which includes the initial purchase of open accounts receivable in the aggregate amount of $18.1 million. As of April 30, 2010, Red Iron’s total assets were $269.0 million and total liabilities were $238.7 million. Red Iron’s net income from operations since inception through April 30, 2010 was $0.5 million.

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
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended April 30, 2010	Professional	Residential	Other	Total
Net sales	$349,576	$210,098	$3,145	$562,819
Intersegment gross sales	6,258	59	(6,317)	-
Earnings (loss) before income taxes	67,603	25,113	(23,959)	68,757

Three months ended May 1, 2009	Professional	Residential	Other	Total
Net sales	$310,377	$183,557	$5,918	$499,852
Intersegment gross sales	7,971	1,120	(9,091)	-
Earnings (loss) before income taxes	56,859	16,581	(17,383)	56,057

Six months ended April 30, 2010	Professional	Residential	Other	Total
Net sales	$562,376	$326,854	$4,947	$894,177
Intersegment gross sales	8,370	321	(8,691)	-
Earnings (loss) before income taxes	93,413	38,540	(46,748)	85,205
Total assets	491,307	212,857	281,825	985,989

Six months ended May 1, 2009	Professional	Residential	Other	Total
Net sales	$539,746	$290,581	$9,697	$840,024
Intersegment gross sales	10,942	889	(11,831)	-
Earnings (loss) before income taxes	86,988	21,421	(42,199)	66,210
Total assets	526,061	243,224	242,059	1,011,344

     The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009
Corporate expenses	$(20,452)	$(17,437)	$(38,396)	$(39,813)
Finance charge revenue	-	343	-	521
Elimination of corporate financing expense	-	2,040	-	3,573
Interest expense, net	(4,271)	(4,420)	(8,516)	(8,778)
Other	764	2,091	164	2,298
Total	$(23,959)	$(17,383)	$(46,748)	$(42,199)

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
     Warranty provisions, claims, and changes in estimates for the first six-month periods in fiscal 2010 and 2009 were as follows:
(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance
April 30, 2010	$54,273	$19,167	$(12,972)	$1,061	$61,529

May 1, 2009	58,770	18,611	(15,487)	1,138	63,032

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the company’s postretirement medical and dental benefit plan:
	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009
Service cost	$55	$54	$110	$108
Interest cost	101	175	202	350
Prior service cost	(49)	(48)	(97)	(96)
Amortization of losses	30	48	60	96
Net expense	$137	$229	$275	$458

As of April 30, 2010, the company had contributed approximately $0.2 million to its postretirement medical and dental benefit plan in fiscal 2010. The company expects to contribute a total of $0.3 million in fiscal 2010, including contributions made through April 30, 2010.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.4 million and $7.8 million for the second quarter and year-to-date periods in fiscal 2010, respectively, and $3.8 million and $7.6 million for the second quarter and year-to-date periods in fiscal 2009, respectively.
  The company also offers participants in the company’s deferred compensation plans the ability to invest their deferred compensation in multiple investment funds. The fair value of the investment in the deferred compensation plans as of April 30, 2010 was $15.9 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

Income Taxes

The company is subject to U.S. federal income tax, as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2006 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2005. The Internal Revenue Service is currently examining the company’s income tax return for the 2006 fiscal year. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company’s financial statements as of April 30, 2010. Although the outcome of this matter cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.
     As of April 30, 2010 and May 1, 2009, the company had $5.9 million and $5.5 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $1.0 million and $0.9 million as of April 30, 2010 and May 1, 2009, respectively. The company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes. Included in the liability balance as of April 30, 2010 are approximately $3.9 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate.
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
     The company formally assesses at a hedge’s inception and on an ongoing basis whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (AOCL) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the second quarter of fiscal 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of April 30, 2010, the notional amount outstanding of forward contracts designated as cash flow hedges was $38.8 million.

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
     The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	April 30, 2010		May 1, 2009		April 30, 2010		May 1, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as
Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$-	Prepaid expenses	$1,245	Accrued liabilities	$412	Accrued liabilities	$-

Derivatives Not Designated
as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	-	Prepaid expenses	3,285	Accrued liabilities	186	Accrued liabilities	-

Total Derivatives		$-		$4,530		$598		$-

         The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments for the three and six months ended April 30, 2010 and May 1, 2009, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCI	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCI into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	April 30,	May 1,		April 30,	May 1,		April 30,	May 1,
For the three months ended	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$407	$(1,071)	Net sales	$(636)	$5,655	Other income, net	$(54)	$729
Foreign exchange contracts	298	380	Cost of sales	134	(1,336)
Total	$705	$(691)		$(502)	$4,319

	April 30,	May 1,		April 30,	May 1,		April 30,	May 1,
For the six months ended	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$(2,345)	$(1,061)	Net sales	$(1,526)	$8,396	Other income, net	$(177)	$(499)
Foreign exchange contracts	251	1,687	Cost of sales	95	(2,246)
Total	$(2,094)	$626		$(1,431)	$6,150

     As of April 30, 2010, the company anticipates to reclassify approximately $0.7 million of losses from AOCL to earnings during the next 12 months.
     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	April 30,	May 1,	April 30,	May 1,
(Dollars in thousands)	Recognized in Net Earnings	2010	2009	2010	2009

Foreign exchange contracts	Other income, net	$3,369	$(947)	$4,202	$2,782

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
     Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. Foreign currency forward exchange contracts are valued at fair market value using the market approach based on exchange rates as of the reporting date, which is the amount the company would receive or pay to terminate the contracts. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields.
     The company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities that are not required to be measured on a recurring basis during the first quarter of fiscal 2010, as required. The company also adopted the provision of Accounting Standards Update (ASU) No. 2010-06 for Level 1 and Level 2 fair value measurements during the second quarter of fiscal 2010, as required. The adoption of these provisions had no impact on the company’s financial position or results of operations.
     Assets and liabilities measured at fair value on a recurring basis, as of April 30, 2010, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$180,385	$180,385	—	—
Total Assets	$180,385	$180,385	—	—
Liabilities:
Foreign exchange contracts	$598	—	$598	—
Deferred compensation liabilities	5,401	—	5,401	—
Total Liabilities	$5,999	—	$5,999	—

Contingencies

Litigation

General. The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, both where it is asserting patents and where it is defending against charges of infringement.

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
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (Honda), notified the company and the other defendants that it had reached a settlement agreement with the plaintiffs.
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
     In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the MDL Panel) that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. Additional lawsuits, some of which included additional plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims. Lawsuits were subsequently filed in federal and state courts throughout the United States, which collectively assert claims under the laws of each state.
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
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings were commenced, settlement discussions were conducted, and ultimately all defendants entered into various settlement agreements with the plaintiffs in February 2010. The settlement agreement entered into by the company and certain other defendants provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for some engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices. The plaintiffs filed a motion for preliminary approval of the settlement agreement and certification of a settlement class, and the court granted the motion. The settlement is not final for all purposes until after members of the proposed settlement class receive notice of the settlement, the Court determines that the settlement is fair, reasonable and adequate, and applicable appeal periods expire without appeal. The Court has scheduled a hearing in June 2010, at which it is expected that the Court will consider whether the settlement is fair, reasonable and adequate. At this time, management is unable to provide assurance that the Court will approve the settlement or that the settlement will become final for all purposes.
     In March 2010, individuals who claim to have purchased lawnmowers in Canada filed class action litigation against the company and other defendants that (i) contains allegations under applicable Canadian law that are similar to the allegations made by the United States plaintiffs, (ii) seeks certification of a class of all persons in Canada who, beginning January 1, 1994 through the present, purchased a lawnmower containing a gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants, and (iii) seeks under applicable Canadian law unspecified compensatory and punitive damages, attorneys’ costs and fees, and equitable relief.
     Management continues to evaluate this litigation. If the settlement with the United States plaintiffs becomes final, the company’s obligations under the settlement agreement will not have a material adverse effect on the company’s operating results or financial position. The expected costs of the company’s settlement obligations are consistent with accruals established in prior periods. In the event the settlement with the United States plaintiffs does not become final for all purposes or in the event that the company is unable to favorably resolve the Canadian litigation, management is unable to assess at this time whether this litigation would have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company’s consolidated operating results for a particular period.

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
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the second quarter of fiscal 2010 should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2010 were generally positive with a net sales growth rate of 12.6 percent and a net earnings growth rate of 23.9 percent compared to the second quarter of fiscal 2009. Year-to-date net earnings increased 29.8 percent in fiscal 2010 compared to the same period in the last fiscal year on a year-to-date sales growth rate of 6.4 percent. Shipments of most professional segment products were up primarily from improved economic conditions, increased demand for our products, the successful introduction of new products, and customers who aligned their orders closer to retail demand. Net sales of micro-irrigation products continued to gain momentum with our investment in addition manufacturing capacity to increase production of our water conserving products to meet the growing worldwide market demand. Residential segment net sales also increased due to favorable weather conditions, as well as increased demand and additional product placement for riding products. In addition, shipments of snow thrower products were up for the second quarter and year-to-date period of fiscal 2010 compared to the same periods in the prior fiscal year due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Net earnings as a percentage of net sales rose to 8.1 percent and 6.3 percent in the second quarter and year-to-date period of fiscal 2010, respectively, compared to 7.4 percent and 5.2 percent in the second quarter and year-to-date period of fiscal 2009, respectively. Higher gross margins, leveraging of selling, general, and administrative expenses, and a lower effective tax rate also contributed to the earnings improvement.
     We continued to focus on reducing working capital and improving asset management. As a result of our efforts, as of the end of our fiscal 2010 second quarter we achieved our long-term goal to reduce average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales to below 20 percent, or “in the teens.” Our average net working capital as a percentage of net sales for the twelve months ended April 30, 2010 was 19.0 percent. The impact of our efforts to reduce working capital resulted in a significant improvement of our cash flows from operating activities for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. We also paid a cash dividend of $0.18 per share during the second quarter of fiscal 2010, which was an increase of 20 percent over our cash dividend of $0.15 per share for the second quarter of fiscal 2009.
     Our fiscal 2010 second quarter financial results were positive, and we are generally optimistic that the positive momentum from our second quarter should continue through the remainder of fiscal 2010. We are off to a good start with our new one-year initiative, “5 in One: Back on Course,” which is intended to guide us through this year of anticipated recovery with an even stronger focus on the customer and a single financial goal: five percent profit after tax as a percentage of net sales for fiscal 2010. We believe we have taken the necessary proactive measures through our continued focus on asset management, reductions to our cost structure, and our commitment to product innovation, to position us well to benefit if our markets continue to improve. We will continue to keep a cautionary eye on the global economies, and particularly Europe, retail demand, field inventory levels, commodity prices, weather, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2010 were $45.7 million, or $1.34 per diluted share, compared to $36.9 million, or $1.00 per diluted share, for the second quarter of fiscal 2009, resulting in net earnings per diluted share increase of 34.0 percent. Year-to-date net earnings in fiscal 2010 were $56.6 million, or $1.65 per diluted share, compared to $43.6 million, or $1.18 per diluted share, last fiscal year, resulting in net earnings per diluted share increase of 39.8 percent. The primary factors contributing to these earnings improvement were higher sales volumes, an increase in gross margin, and a lower effective tax rate, somewhat offset by an increase in SG&A expense. In addition, second quarter and year-to-date fiscal 2010 net earnings per diluted share were benefited by approximately $0.10 per share and $0.11 per share, respectively, compared to the same periods in fiscal 2009, as a result of reduced shares outstanding from repurchases of our common stock.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.7)	(67.7)	(66.0)	(66.7)
Gross margin	33.3	32.3	34.0	33.3
SG&A expense	(20.5)	(20.5)	(23.7)	(24.6)
Interest expense	(0.8)	(0.9)	(1.0)	(1.0)
Other income, net	0.2	0.3	0.2	0.2
Provision for income taxes	(4.1)	(3.8)	(3.2)	(2.7)
Net earnings	8.1%	7.4%	6.3%	5.2%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date periods of fiscal 2010 were up 12.6 percent and 6.4 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were up 12.6 percent and 4.2 percent for the second quarter and year-to-date periods of fiscal 2010, respectively, compared to the same periods in the prior fiscal year. Shipments of most professional segment products were up as a result of improved economic conditions, the successful introduction of new products, and customers who aligned their orders closer to retail demand, all of which resulted in increased demand for our products. Retail sales increased for the second quarter and year-to-date periods of fiscal 2010 compared to the same periods in fiscal 2009, mainly as the result of increased retail demand for landscape contractor equipment. Professional segment field inventory levels were down as of the end of the second quarter of fiscal 2010 compared to the end of the second quarter of fiscal 2009. Net sales of micro-irrigation products were up due to our investments in additional manufacturing capacity that increased production of our water conserving products to meet the growing worldwide market demand. Residential segment net sales increased 14.5 percent and 12.5 percent for the second quarter and year-to-date periods of fiscal 2010, respectively, compared to the same periods in fiscal 2009 as a result of favorable weather conditions, increased demand and additional product placement for riding products, and the introduction of our new cordless electric walk power mower. In addition, shipments of snow thrower products were up for the second quarter and year-to-date periods of fiscal 2010 compared to the same periods in the prior fiscal year due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Net sales of Pope irrigation products sold in Australia also increased for the year-to-date period of fiscal 2010 compared to the year-to-date period of fiscal 2009 as a result of dry weather conditions in that region. International net sales for the second quarter and year-to-date periods of fiscal 2010 increased 13.5 percent and 6.5 percent, respectively, from the same periods in the prior fiscal year due in part to a weaker U.S. dollar compared to other currencies in which we transact business that accounted for approximately $4.7 million and $14.2 million of additional net sales for the second quarter and year-to-date periods of fiscal 2010, respectively.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2010 increased to 33.3 percent compared to 32.3 percent in the second quarter of fiscal 2009. Gross profit as a percent of net sales for the year-to-date period of fiscal 2010 also increased to 34.0 percent compared to 33.3 percent for year-to-date period of fiscal 2009. These improvements were due to the following factors: (i) lower average commodity costs in the first half of fiscal 2010 compared to the first half of fiscal 2009, primarily from lower steel and aluminum costs; (ii) lower manufacturing costs from increased plant utilization due to increased demand for our products; (iii) a weaker U.S. dollar compared to other currencies in which we transact business; and (iv) resulting effects from cost reduction efforts implemented in fiscal 2009. Somewhat offsetting those positive factors was an increase in freight expense.

Selling, General, and Administrative Expense

SG&A expense increased $13.1 million, or 12.8 percent, for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to an increase in employee incentive compensation expense, but was even as a percentage of net sales at 20.5 percent as compared to the second quarter of fiscal 2009. SG&A expense increased $5.1 million, or 2.5 percent for the year-to-date period of fiscal 2010 compared to the year-to-date period of fiscal 2009. SG&A expense as a percentage of net sales for the year-to-date period of fiscal 2010 decreased to 23.7 percent compared to 24.6 percent for the year-to-date period of fiscal 2009. This decrease was primarily attributable to our leaner cost structure resulting from cost reduction efforts taken in fiscal 2009, costs incurred in fiscal 2009 for workforce adjustments of $2.1 million that were not duplicated in fiscal 2010, and a decrease in bad debt expense of $1.1 million. Somewhat offsetting those decreases was an increase in employee incentive compensation expense of $9.0 million from anticipated improved financial performance in fiscal 2010, as compared to fiscal 2009.

Interest Expense

Interest expense for the second quarter and year-to-date periods of fiscal 2010 decreased 3.4 percent and 3.0 percent, respectively, compared to the same periods in the prior fiscal year as a result of lower average debt levels.

Other Income, Net

Other income, net for the second quarter and year-to-date periods of fiscal 2010 decreased $0.6 million and $0.5 million, respectively, compared to the same periods in the prior fiscal year. These decreases were due to lower foreign currency exchange rate gains, a decrease in finance charge revenue, somewhat offset by income from our investment in Red Iron.

Provision for Income Taxes

The effective tax rate for the second quarter and year-to-date period of fiscal 2010 was 33.6 percent compared to 34.2 percent for the same periods in fiscal 2009. The decrease in the effective tax rate was primarily the result of a valuation allowance for foreign net operating losses and provision adjustments in fiscal 2009, somewhat offset by the expiration of the domestic research tax credit.

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

     The following table summarizes net sales by segment:
	Three Months Ended
(Dollars in thousands)	April 30,	May 1,
	2010	2009	$ Change	% Change
Professional	$349,576	$310,377	$39,199	12.6%
Residential	210,098	183,557	26,541	14.5
Other	3,145	5,918	(2,773)	(46.9)
Total *	$562,819	$499,852	$62,967	12.6%

* Includes international sales of:	$168,883	$148,756	$20,127	13.5%

	Six Months Ended
(Dollars in thousands)	April 30,	May 1,
	2010	2009	$ Change	% Change
Professional	$562,376	$539,746	$22,630	4.2%
Residential	326,854	290,581	36,273	12.5
Other	4,947	9,697	(4,750)	(49.0)
Total *	$894,177	$840,024	$54,153	6.4%

* Includes international sales of:	$297,266	$279,147	$18,119	6.5%

     The following table summarizes operating earnings (loss) before income taxes by segment:

	Three Months Ended
(Dollars in thousands)	April 30,	May 1,
	2010	2009	$ Change	% Change
Professional	$67,603	$56,859	$10,744	18.9%
Residential	25,113	16,581	8,532	51.5
Other	(23,959)	(17,383)	(6,576)	(37.8)
Total	$68,757	$56,057	$12,700	22.7%

	Six Months Ended
(Dollars in thousands)	April 30,	May 1,
	2010	2009	$ Change	% Change
Professional	$93,413	$86,988	$6,425	7.4%
Residential	38,540	21,421	17,119	79.9
Other	(46,748)	(42,199)	(4,549)	(10.8)
Total	$85,205	$66,210	$18,995	28.7%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date periods of fiscal 2010 increased 12.6 percent and 4.2 percent, respectively, compared to the same periods in the last fiscal year. Shipments of most professional segment products were up as a result of improved economic conditions, increased demand for our products, the successful introduction of new products, and customers who aligned their orders closer to retail demand. Retail sales increased for the second quarter and year-to-date periods of fiscal 2010 compared to the same periods in fiscal 2009, mainly as the result of increased retail demand for landscape contractor equipment. Professional segment field inventory levels were down as of the end of the second quarter of fiscal 2010 compared to the end of the second quarter of fiscal 2009. Net sales of micro-irrigation products were up due to our investments in additional manufacturing capacity that increased production of our water conserving products to meet the growing worldwide market demand.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date periods of fiscal 2010 increased 18.9 percent and 7.4 percent, respectively, compared to the same periods in the last fiscal year. Expressed as a percentage of net sales, professional segment operating margin increased to 19.3 percent compared to 18.3 percent in the second quarter of fiscal 2009, and fiscal 2010 year-to-date professional segment operating margin also increased to 16.6 percent compared to 16.1 percent from the same period in the last fiscal year. These profit improvements were primarily attributable to higher gross margins due to the same factors discussed previously in the Gross Profit section. In addition, a decline in SG&A expense as a percentage of net sales also contributed to the operating earnings improvement, which was due mainly to leveraging SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date periods of fiscal 2010 increased 14.5 percent and 12.5 percent, respectively, compared to the same periods in the last fiscal year. These sales increases were due mainly to favorable weather conditions, additional product placement for riding products, and the introduction of our new cordless electric walk power mower, all of which contributed to an increase in demand for our products. In addition, shipments of snow thrower products were up for the second quarter and year-to-date period of fiscal 2010 compared to the same periods in the prior fiscal year due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Net sales of Pope irrigation products sold in Australia also increased for the year-to-date period of fiscal 2010 compared to the year-to-date period of fiscal 2009 as a result of dry weather conditions in that region.

Operating Earnings. Operating earnings for the residential segment in the second quarter and year-to-date periods of fiscal 2010 increased 51.5 percent and 79.9 percent, respectively, compared to the same periods in the last fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 12.0 percent compared to 9.0 percent in the second quarter of fiscal 2009, and fiscal 2010 year-to-date residential segment operating margin increased to 11.8 percent compared to 7.4 percent last fiscal year. These profit improvements were due to higher gross margins primarily from lower average commodity costs in the first half of fiscal 2010 compared to the first half of fiscal 2009, a weaker U.S. dollar compared to other currencies in which we transact business, resulting effects of cost reduction efforts implemented in fiscal 2009, and increased sales volumes of higher-margin products. Somewhat offsetting the profit improvements were higher freight expense and an increase in SG&A expense.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution company less sales from the professional and residential segments to that distribution company. In fiscal 2009, “Other” also included elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company (TCC), our wholly owned financing company. With the establishment of Red Iron, net sales for the “Other” segment no longer includes corporate financing activities, including the elimination of floor plan costs from TCC, which results in lower net sales for the other segment. Net sales for the “Other” segment were down for the second quarter and year-to-date periods of fiscal 2010 compared to the same periods in the last fiscal year by $2.8 million, or 46.9 percent, and $4.8 million, or 49.0 percent, respectively, as a result of the elimination of TCC floor plan interest costs, as well as lower net sales at our wholly owned distributorship.

Operating Losses. Operating losses for the other segment were up for the second quarter and year-to-date periods of fiscal 2010 by $6.6 million, or 37.8 percent, and $4.5 million, or 10.8 percent, respectively, compared to the same periods in the last fiscal year. These loss increases were primarily attributable to an increase in employee incentive compensation expense due to anticipated improved financial performance in fiscal 2010, as compared to fiscal 2009, lower foreign currency exchange rate gains, and the elimination of TCC floor plan interest costs, as described above. Somewhat offsetting those factors was overall reduced spending from our leaner cost structure as a result of actions we implemented in fiscal 2009, as well as elimination of costs incurred in fiscal 2009 for workforce adjustments.

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
     Receivables as of the end of the second quarter of fiscal 2010 were down 36.0 percent compared to the end of the second quarter of fiscal 2009, and our average days sales outstanding for receivables improved to 50 days based on sales for the last twelve months ended April 30, 2010, compared to 69 days for the twelve months ended May 1, 2009. These improvements were due mainly to the sale of our floor plan receivables and certain open account receivables to Red Iron. Inventory was also down as of the end of the second quarter of fiscal 2010 by 19.2 percent compared to the end of the second quarter of fiscal 2009 as a result of our asset management efforts, and average inventory turnover improved 19.0 percent for the twelve months ended April 30, 2010 compared to the twelve months ended May 1, 2009. In addition, as part of our working capital initiative, accounts payable increased as of the end of our second quarter of fiscal 2010 by $72.7 million, driven by our supply chain initiatives and higher levels of production due to increased demand for our products. As a result of these efforts, as of the end of the second quarter of fiscal 2010 we achieved our long-term goal to reduce average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales to below 20 percent, or “in the teens.” Our average net working capital as a percentage of net sales for the twelve months ended April 30, 2010 was 19.0 percent.

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
     Our Board of Directors approved a cash dividend of $0.18 per share for the second quarter of fiscal 2010 paid on April 12, 2010, which was an increase of 20 percent over our cash dividend of $0.15 per share for the second quarter of fiscal 2009.

Cash Flow. The first half of our fiscal year historically used more operating cash than the second half of our fiscal year. However, as a result of our efforts to reduce working capital, we generated cash from operating activities in the amount of $80.8 million during the first six months of fiscal 2010 compared to cash used in operating activities in the amount of $72.9 million during the first six months of fiscal 2009. This improvement was due to declines in receivables and inventory levels and an increase in accounts payable, as previously discussed, as well as higher net earnings, all for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. Cash used in investing activities was up by $15.6 million compared to the first six months of fiscal 2009, due mainly to an increase in investments in affiliates and cash utilized for acquisitions. Cash used in financing activities for the first six months of fiscal 2010 was $53.5 million compared to cash provided by financing activities for the first six months of fiscal 2009 of $20.1 million. During the first half of fiscal 2010, we repurchased $54.1 million of our common stock compared to $4.8 million of common stock repurchases during the first six months of fiscal 2009. In addition, we did not have any short-term debt outstanding under our revolving credit facility as of the end of the second quarter of fiscal 2010, whereas we had $32.9 million of short-term debt outstanding as of the end of the second quarter of fiscal 2009.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including a $225.0 million unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $15 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. As of April 30, 2010, we had $10.4 million of outstanding standby letters of credit. We had no outstanding short-term debt as of April 30, 2010 and $32.9 million outstanding short-term debt as of May 1, 2009, under these lines of credit. As of April 30, 2010, we had $240 million of unutilized availability under our credit agreements. In addition, we had $0.5 million in short-term debt for certain receivables we provided recourse to Red Iron as of April 30, 2010.
     Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of April 30, 2010, and expect to be in compliance with all covenants during the remainder of fiscal 2010.

Customer Financing Arrangements and Contractual Obligations

Third party financing companies and Red Iron purchased $416.3 million of receivables from us during the first six months of fiscal 2010, and $236.5 million was outstanding as of April 30, 2010. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation and changing prices. In the first half of fiscal 2010, average prices paid for commodities we purchase, primarily steel and aluminum, were lower compared to the average prices paid for commodities in the first half of fiscal 2009, which benefited our gross margin rate in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities to be slightly higher for the remainder of fiscal 2010 as compared to fiscal 2009. We plan to attempt to mitigate the impact of any inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, as appropriate.

Significant Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2009 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. We adopted the provision of ASU No. 2010-06 for Level 1 and Level 2 fair-value measurements in our second fiscal quarter ended April 30, 2010, as required. We will adopt the provision of ASU No. 2010-06 for Level 3 fair-value measurements for our second fiscal quarter beginning on January 30, 2011, as required. We do not expect the adoption of ASU No. 2010-06 will have a material impact on our disclosures for fair-value measurements.
     In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets,” which amends Accounting Standards Codification (ASC) 860, “Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140).” This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. We will adopt ASU No. 2009-16 on November 1, 2010, as required. The adoption is not expected to have a material effect on our consolidated financial statements.
     In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends ASC 810, “Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)).” This ASU requires a qualitative analysis to determine the primary beneficiary of a variable interest entity (VIE). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The ASU also requires additional disclosures about an enterprise’s involvement in a VIE. We will adopt ASU No. 2009-17 on November 1, 2010, as required. The adoption is not expected to have a material effect on our consolidated financial statements.
      No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2010 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” ”forecast,” “optimistic,” “plan,” “anticipate,” “continue,” “estimate,” “believe,” “could,” “should,” ”will,” ”would,” “may,” “possible,” “likely,” “intend,” and similar expression and the use of future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

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

•
Our residential segment net sales are dependent upon consumer spending levels, consumer confidence, home construction and existing home sales, the amount of product placement at retailers, changing buying patterns of customers, and The Home Depot, Inc. as a major customer.

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
•
We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition, including without limitation the pending litigation against us and other defendants that challenges the horsepower labels on the products the plaintiffs purchased were inaccurate. In the event that settlement discussions with the United States plaintiffs do not result in a court approved settlement agreement or in the event that the company is unable to favorably resolve the Canadian litigation and one or more of these lawsuits go to trial, even if the plaintiffs’ claims are found to be without merit, we have incurred, and expect to continue to incur, substantial costs in defending the lawsuits. The lawsuits could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. In addition, an unfavorable resolution or outcome could have a material adverse effect on our operating results or financial condition.

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

     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2010 and 2011. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended April 30, 2010 were as follows:
Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.8411	$30,732.1	$(1,676.4)	$(2,419.6)
Buy US dollar/Sell Canadian dollar	0.9457	5,154.0	(248.3)	(182.3)
Buy US dollar/Sell Euro	1.3604	66,385.3	1,105.7	913.0
Buy US dollar/Sell British pound	1.5194	3,342.6	-	0.6
Buy Mexican peso/Sell US dollar	12.7404	12,950.9	155.8	(45.8)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonably assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during our fiscal second quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In May 2006, the case was removed to federal court in the Southern District of Illinois. In August 2006, the company, together with the other defendants other than MTD Products Inc. (MTD), filed a motion to dismiss the amended complaint. Also in August 2006, the plaintiffs filed a motion for preliminary approval of a settlement agreement with MTD and certification of a settlement class. In December 2006, another defendant, American Honda Motor Company (Honda), notified the company and the other defendants that it had reached a settlement agreement with the plaintiffs.
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
     In June 2008, the plaintiffs filed a motion with the United States Judicial Panel on Multidistrict Litigation (the MDL Panel) that (i) stated their intent to file lawsuits in all 50 states and the District of Columbia; and (ii) sought to have all of the cases transferred for coordinated pretrial proceedings. In August 2008, the MDL Panel issued an order denying the transfer request. Additional lawsuits, some of which included additional plaintiffs, were filed in various federal and state courts asserting essentially the same state law claims. Lawsuits were subsequently filed in federal and state courts throughout the United States, which collectively assert claims under the laws of each state.
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
     An initial hearing was held in the United States District Court for the Eastern District of Wisconsin in January 2009. At that hearing, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. Formal mediation proceedings were commenced, settlement discussions were conducted, and ultimately all defendants entered into various settlement agreements with the plaintiffs in February 2010. The settlement agreement entered into by the company and certain other defendants provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for some engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices. The plaintiffs filed a motion for preliminary approval of the settlement agreement and certification of a settlement class, and the court granted the motion. The settlement is not final for all purposes until after members of the proposed settlement class receive notice of the settlement, the Court determines that the settlement is fair, reasonable and adequate, and applicable appeal periods expire without appeal. The Court has scheduled a hearing in June 2010, at which it is expected that the Court will consider whether the settlement is fair, reasonable and adequate. At this time, management is unable to provide assurance that the Court will approve the settlement or that the settlement will become final for all purposes.
     In March 2010, individuals who claim to have purchased lawnmowers in Canada filed class action litigation against the company and other defendants that (i) contains allegations under applicable Canadian law that are similar to the allegations made by the United States plaintiffs, (ii) seeks certification of a class of all persons in Canada who, beginning January 1, 1994 through the present, purchased a lawnmower containing a gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants, and (iii) seeks under applicable Canadian law unspecified compensatory and punitive damages, attorneys’ costs and fees, and equitable relief.
     Management continues to evaluate this litigation. If the settlement with the United States plaintiffs becomes final, the company’s obligations under the settlement agreement will not have a material adverse effect on the company’s operating results or financial position. The expected costs of the company’s settlement obligations are consistent with accruals established in prior periods. In the event the settlement with the United States plaintiffs does not become final for all purposes or in the event that the company is unable to favorably resolve the Canadian litigation, management is unable to assess at this time whether this litigation would have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company’s consolidated operating results for a particular period.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2010 stock repurchase activity.

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 30, 2010 through February 26, 2010	-		$-	-	3,916,367

February 27, 2010 through March 26, 2010	564,457		46.58	564,457	3,351,910

March 27, 2010 through April 30, 2010	479,269	(2)	50.51	477,753	2,874,157

Total	1,043,726		$48.39	1,042,210

(1)
On July 21, 2009, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)
Includes 1,516 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $51.96 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,516 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

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

4.3
Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2008, Commission File No. 1-8649).

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	10.1	The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 16, 2010, Commission File No. 1-8649).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 4, 2010	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)