Form 10-Q
period 2010-07-30
TORO CO
filed 2010-09-02
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2010

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of August 27, 2010 was 31,310,103.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
Net sales	$458,890	$394,859	$1,353,067	$1,234,883
Cost of sales	297,257	261,061	887,631	821,600
Gross profit	161,633	133,798	465,436	413,283
Selling, general, and administrative expense	107,824	94,181	319,712	300,971
Earnings from operations	53,809	39,617	145,724	112,312
Interest expense	(4,243)	(4,429)	(12,759)	(13,207)
Other income (expense), net	2,399	(4,018)	4,205	(1,725)
Earnings before income taxes	51,965	31,170	137,170	97,380
Provision for income taxes	18,551	11,393	47,177	34,011
Net earnings	$33,414	$19,777	$89,993	$63,369

Basic net earnings per share of common stock	$1.03	$0.55	$2.69	$1.75

Diluted net earnings per share of common stock	$1.01	$0.54	$2.66	$1.73

Weighted-average number of shares of common
stock outstanding – Basic	32,464	35,981	33,400	36,248

Weighted-average number of shares of common
stock outstanding – Diluted	32,972	36,357	33,819	36,626

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	July 30,	July 31,	October 31,
	2010	2009	2009
ASSETS
Cash and cash equivalents	$163,379	$130,735	$187,773
Receivables, net	170,096	269,886	143,709
Inventories, net	177,195	160,589	176,275
Prepaid expenses and other current assets	12,302	12,224	14,914
Deferred income taxes	56,847	58,542	59,467
Total current assets	579,819	631,976	582,138

Property, plant, and equipment	576,645	539,717	551,747
Less accumulated depreciation	408,642	373,742	385,031
	168,003	165,975	166,716

Deferred income taxes	3,679	6,445	3,585
Other assets	18,001	9,318	10,512
Goodwill	86,484	86,321	86,407
Other intangible assets, net	23,666	17,660	23,324
Total assets	$879,652	$917,695	$872,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,205	$3,027	$3,765
Short-term debt	737	-	4,529
Accounts payable	118,009	68,304	91,074
Accrued liabilities	243,743	237,259	217,433
Total current liabilities	365,694	308,590	316,801

Long-term debt, less current portion	224,313	225,521	225,046
Deferred revenue	10,332	8,517	8,510
Other long-term liabilities	7,680	6,274	7,113

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	-	-	-
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 31,310,103 shares as of July 30, 2010, 34,441,771 shares as of July 31, 2009, and 33,369,486 shares as of October 31, 2009	31,310	34,442	33,369
Retained earnings	251,812	343,102	291,246
Accumulated other comprehensive loss	(11,489)	(8,751)	(9,403)
Total stockholders' equity	271,633	368,793	315,212
Total liabilities and stockholders' equity	$879,652	$917,695	$872,682

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	July 30,	July 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$89,993	$63,369
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Equity (income) losses from investments	(1,760)	46
Provision for depreciation and amortization	32,454	29,537
Gain on disposal of property, plant, and equipment	(107)	(51)
Stock-based compensation expense	5,370	2,959
Decrease in deferred income taxes	460	1,178
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(33,918)	(10,487)
Inventories, net	(398)	51,841
Prepaid expenses and other assets	1,259	(1,612)
Accounts payable, accrued expenses, deferred revenue, and other long-term liabilities	64,042	(17,816)
Net cash provided by operating activities	157,395	118,964

Cash flows from investing activities:
Purchases of property, plant, and equipment	(32,689)	(24,003)
Proceeds from asset disposals	312	200
Increase in investment in affiliates	(5,354)	-
Decrease in other assets	464	122
Acquisitions, net of cash acquired	(3,572)	-
Net cash used in investing activities	(40,839)	(23,681)

Cash flows from financing activities:
Decrease in short-term debt	-	(3,237)
Repayments of long-term debt, net of costs	(1,690)	(2,206)
Excess tax benefits from stock-based awards	3,093	4,478
Proceeds from exercise of stock-based awards	13,318	4,877
Purchases of Toro common stock	(135,269)	(55,044)
Dividends paid on Toro common stock	(17,997)	(16,313)
Net cash used in financing activities	(138,545)	(67,445)

Effect of exchange rates on cash	(2,405)	3,538

Net (decrease) increase in cash and cash equivalents	(24,394)	31,376
Cash and cash equivalents as of the beginning of the fiscal period	187,773	99,359
Cash and cash equivalents as of the end of the fiscal period	$163,379	$130,735

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 30, 2010
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended July 30, 2010 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2010. Additional factors that could cause the company’s actual results to differ materially from its expected results, including any forward-looking statements made in this report, are described in the company’s most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Information.
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

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty accruals, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in the company’s Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2009, which include, among others, economic conditions, foreign currency exchange rate impact, commodity costs, credit conditions, and  consumer spending and confidence levels, all of which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Acquisitions and Divestiture

On April 30, 2010, the company completed the purchase of certain assets and assumed certain liabilities from USPraxis, Inc., a manufacturer of stump grinders, wood chippers, and log splitters for rental centers and landscape professionals. The addition of these products broadens and strengthens the company’s equipment solutions for the rental and landscape markets. The estimated purchase price was $2.5 million, which included a cash payment, the issuance of a long-term note, and an estimated earnout consideration.
     On December 1, 2009, during the first quarter of fiscal 2010, the company’s wholly owned domestic distribution company completed the acquisition of certain assets and the assumption of certain liabilities of one of the company’s independent Midwestern-based distribution companies. During the first quarter of fiscal 2009, the company completed the sale of a portion of the operations of its company-owned distributorship.
     These acquisitions and divestiture were immaterial based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
Net earnings	$33,414	$19,777	$89,993	$63,369
Other comprehensive income (loss):
Cumulative translation adjustments	(1,655)	6,716	(5,520)	8,441
Pension liability adjustment, net of tax	-	595	671	595
Unrealized gain (loss) on derivative
instruments, net of tax	251	(2,470)	2,762	(9,243)
Comprehensive income	$32,010	$24,618	$87,906	$63,162

Stock-Based Compensation

Under the company’s equity-based compensation plans, option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to non-employee directors, officers, and other key employees in the first quarter of the company’s fiscal year. Option awards vest one-third each year over a three-year period and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a director has served on the company’s Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in the applicable equity-based compensation plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement. Key employees are also granted the right to receive shares of common stock or performance share units, contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Performance share awards are granted in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. Total compensation expense for option and performance share awards for the third quarter of fiscal 2010 and 2009 was $2.5 million and $0.9 million, respectively. Year-to-date compensation expense for option and performance share awards through the third quarter of fiscal 2010 and 2009 was $5.4 million and $3.0 million, respectively.
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

    The weighted-average fair value of options granted during the first quarter of each of fiscal 2010 and 2009 was $12.33 per share and $7.93 per share, respectively. The fair value of performance share awards granted during the first quarter of each of fiscal 2010 and 2009 was $40.73 per share and $28.62 per share, respectively. No option or performance share awards were granted during the second or third quarters of fiscal 2010 or fiscal 2009.

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
     Inventories were as follows:

(Dollars in thousands)	July 30,	July 31,	October 31,
	2010	2009	2009
Raw materials and work in process	$59,612	$54,780	$56,679
Finished goods and service parts	167,727	156,112	169,739
Total FIFO value	227,339	210,892	226,418
Less: adjustment to LIFO value	50,144	50,303	50,143
Total	$177,195	$160,589	$176,275

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	July 30,	July 31,	July 30,	July 31,
Basic	2010	2009	2010	2009
Weighted-average number of shares of common stock	32,464	35,981	33,397	36,243
Assumed issuance of contingent shares	-	-	3	5
Weighted-average number of shares of common stock and assumed issuance of contingent shares	32,464	35,981	33,400	36,248
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	32,464	35,981	33,400	36,248
Effect of dilutive securities	508	376	419	378
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	32,972	36,357	33,819	36,626

     Options to purchase an aggregate of 320,490 and 1,493,976 shares of common stock outstanding during the third quarters of fiscal 2010 and 2009, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 331,730 and 1,495,271 shares of common stock outstanding during the year-to-date periods through the third quarter of fiscal 2010 and 2009, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2010 were as follows:

(Dollars in thousands)	Professional	Residential
	Segment	Segment	Total
Balance as of October 31, 2009	$75,514	$10,893	$86,407
Translation adjustment	29	48	77
Balance as of July 30, 2010	$75,543	$10,941	$86,484

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) July 30, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,703	$(6,935)	$1,768
Non-compete agreements	2-10	3,039	(1,807)	1,232
Customer related	6-13	7,441	(1,870)	5,571
Developed technology	2-10	13,966	(4,152)	9,814
Other		800	(800)	—
Total amortizable		33,949	(15,564)	18,385
Non-amortizable - Trade names		5,281	—	5,281
Total other intangible assets, net		$39,230	$(15,564)	$23,666

(Dollars in thousands) October 31, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,654	$(6,641)	$2,013
Non-compete agreements	2-10	2,839	(1,517)	1,322
Customer related	10-13	6,549	(1,458)	5,091
Developed technology	2-10	12,799	(3,182)	9,617
Other		800	(800)	—
Total amortizable		31,641	(13,598)	18,043
Non-amortizable - Trade names		5,281	—	5,281
Total other intangible assets, net		$36,922	$(13,598)	$23,324

     Amortization expense for intangible assets during the first nine months of fiscal 2010 was $2.0 million. Estimated amortization expense for the remainder of fiscal 2010 and succeeding fiscal years is as follows: fiscal 2010 (remainder), $0.7 million; fiscal 2011, $2.9 million; fiscal 2012, $2.8 million; fiscal 2013, $2.6 million; fiscal 2014, $2.3 million; fiscal 2015, $2.1 million; and after fiscal 2015, $5.0 million.

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
     The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of July 30, 2010 was $10.6 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company provided recourse to Red Iron for certain outstanding receivables, which amounted to $0.7 million as of July 30, 2010.
     Red Iron purchased $627.0 million of receivables from the company during the first nine months of fiscal 2010, which includes the initial purchase of open accounts receivable in the aggregate amount of $18.1 million. As of July 30, 2010, Red Iron’s total assets were $212.5 million and total liabilities were $189.0 million. Red Iron’s net income from operations since inception through July 30, 2010 was $3.2 million.

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: professional, residential, and distribution. The distribution segment, which consists of a wholly owned domestic distribution company, has been combined with the company’s corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables.
     The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended July 30, 2010	Professional	Residential	Other	Total
Net sales	$317,876	$135,759	$5,255	$458,890
Intersegment gross sales	4,471	101	(4,572)	-
Earnings (loss) before income taxes	62,681	10,650	(21,366)	51,965

Three months ended July 31, 2009	Professional	Residential	Other	Total
Net sales	$260,884	$126,181	$7,794	$394,859
Intersegment gross sales	5,226	130	(5,356)	-
Earnings (loss) before income taxes	39,436	10,701	(18,967)	31,170

Nine months ended July 30, 2010	Professional	Residential	Other	Total
Net sales	$880,252	$462,613	$10,202	$1,353,067
Intersegment gross sales	12,841	422	(13,263)	-
Earnings (loss) before income taxes	156,094	49,190	(68,114)	137,170
Total assets	459,712	153,840	266,100	879,652

Nine months ended July 31, 2009	Professional	Residential	Other	Total
Net sales	$800,630	$416,762	$17,491	$1,234,883
Intersegment gross sales	16,168	1,019	(17,187)	-
Earnings (loss) before income taxes	126,424	32,122	(61,166)	97,380
Total assets	460,115	153,827	303,753	917,695

     The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
Corporate expenses	$(19,523)	$(14,931)	$(57,919)	$(54,744)
Finance charge revenue	-	213	-	733
Elimination of corporate financing expense	-	2,031	-	5,604
Interest expense, net	(4,243)	(4,429)	(12,759)	(13,207)
Other	2,400	(1,851)	2,564	448
Total	$(21,366)	$(18,967)	$(68,114)	$(61,166)

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage ranges from a period of six months to seven years, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. One of the company’s authorized distributors or dealers must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells extended warranty coverage on select products for a prescribed period after the factory warranty period expires.
     Warranty provisions, claims, and changes in estimates for the first nine-month periods in fiscal 2010 and 2009 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Nine Months Ended	Balance	Provisions	Claims	Estimates	Balance
July 30, 2010	$54,273	$29,374	$(22,135)	$1,164	$62,676

July 31, 2009	$58,770	$26,631	$(26,814)	$1,408	$59,995

Postretirement Benefit and Deferred Compensation Plans

The following table presents the components of net periodic benefit costs of the company’s postretirement medical and dental benefit plan:
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
Service cost	$55	$54	$165	$162
Interest cost	101	175	303	525
Prior service cost	(48)	(48)	(145)	(144)
Amortization of losses	30	48	90	144
Net expense	$138	$229	$413	$687

As of July 30, 2010, the company had contributed approximately $0.2 million to its postretirement medical and dental benefit plan in fiscal 2010. The company expects to contribute a total of $0.3 million in fiscal 2010, including contributions made through July 30, 2010.
     The company maintains The Toro Company Investment, Savings and Employee Stock Ownership Plan for eligible employees. The company’s expenses under this plan were $4.4 million and $12.4 million for the third quarter and year-to-date periods in fiscal 2010, respectively, and $3.8 million and $11.9 million for the third quarter and year-to-date periods in fiscal 2009, respectively.
     The company also offers participants in the company’s deferred compensation plans the ability to invest their deferred compensation in multiple investment funds. The fair value of the investment in the deferred compensation plans as of July 30, 2010 was $15.2 million, which reduced the company’s deferred compensation liability reflected in accrued liabilities on the consolidated balance sheet.

Income Taxes

The company is subject to U.S. federal income tax, as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2006 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2005. The Internal Revenue Service is currently examining the company’s income tax return for the 2006 fiscal year. It is possible that the examination phase of the audit may conclude in the next 12 months, and the related unrecognized tax benefits for tax positions taken may change from those recorded as liabilities for uncertain tax positions in the company’s financial statements as of July 30, 2010. Although the outcome of this matter cannot currently be determined, the company believes adequate provisions have been made for any potential unfavorable financial statement impact.
     As of July 30, 2010 and July 31, 2009, the company had $5.9 million and $5.4 million, respectively, of liabilities recorded related to unrecognized tax benefits. Accrued interest and penalties on these unrecognized tax benefits were $1.1 million and $0.9 million as of July 30, 2010 and July 31, 2009, respectively. The company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes. Included in the liability balance as of July 30, 2010 are approximately $3.9 million of unrecognized tax benefits that, if recognized, will affect the company’s effective tax rate.
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
     The company formally assesses at a hedge’s inception and on an ongoing basis whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (AOCL) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the third quarter of fiscal 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of July 30, 2010, the notional amount outstanding of forward contracts designated as cash flow hedges was $65.1 million.

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
     The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	July 30, 2010		July 31, 2009		July 30, 2010		July 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as
Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$-	Prepaid expenses	$-	Accrued liabilities	$268	Accrued liabilities	$1,789

Derivatives Not Designated
as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	-	Prepaid expenses	46	Accrued liabilities	791	Accrued liabilities	-

Total Derivatives		$-		$46		$1,059		$1,789

         The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments for the three and nine months ended July 30, 2010 and July 31, 2009, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCI	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCI into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)
For the three months ended	July 30, 2010	July 31, 2009		July 30, 2010	July 31, 2009		July 30, 2010	July 31, 2009
Foreign exchange contracts	$428	$12,239	Net sales	$8	$2,647	Other income (expense), net	$51	$(102)
Foreign exchange contracts	154	(6,365)	Cost of sales	178	(1,255)
Total	$582	$5,874		$186	$1,392

For the nine months ended	July 30, 2010	July 31, 2009		July 30, 2010	July 31, 2009		July 30, 2010	July 31, 2009
Foreign exchange contracts	$(1,917)	$11,178	Net sales	$(1,518)	$11,043	Other income (expense), net	$(126)	$397
Foreign exchange contracts	405	(4,678)	Cost of sales	273	(3,501)
Total	$(1,512)	$6,500		$(1,245)	$7,542

     As of July 30, 2010, the company anticipates to reclassify approximately $0.4 million of losses from AOCL to earnings during the next 12 months.

     The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)
(Dollars in thousands)	Recognized in Net Earnings	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009

Foreign exchange contracts	Other income (expense), net	$2,247	$(4,810)	$6,449	$(7,592)

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
     The company adopted the authoritative guidance issued by the FASB for nonfinancial assets and liabilities that are not required to be measured on a recurring basis during the first quarter of fiscal 2010, as required, and for Level 1 and Level 2 fair value measurements during the second quarter of fiscal 2010, as required. The adoption of the guidance had no impact on the company’s financial position or results of operations.
     Assets and liabilities measured at fair value on a recurring basis, as of July 30, 2010, are summarized below:
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$163,379	$163,379	—	—
Total Assets	$163,379	$163,379	—	—
Liabilities:
Foreign exchange contracts	$1,059	—	$1,059	—
Deferred compensation liabilities	5,201	—	5,201	—
Total Liabilities	$6,260	—	$6,260	—

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
     Notice of the settlement was given to the settlement class and, in June 2010, the Court conducted a hearing to consider objections from certain members of the settlement class and to determine whether the settlement is fair, reasonable, and adequate. On August 16, 2010, the Court filed an order and judgment in which it determined that the settlement entered into by the company and certain other defendants is fair, reasonable, and adequate, and approved the settlement. The Court filed similar orders and judgments approving the settlements entered into by other defendants. Notwithstanding the orders and judgments filed by the Court, these settlements are not final for all purposes until the applicable appeal period expires without appeal or the order is affirmed on appeal. On August 23, 2010, certain objecting members of the settlement class filed a notice with the United States Court of Appeals for the Seventh Circuit to appeal the order and judgment approving the settlement with the company and certain other defendants and the other orders and judgments approving the settlements with the other defendants. At this time, management is unable to provide assurance that the Appellate Court will uphold the Court’s approval of the settlement or that the settlement will become final for all purposes.
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

Subsequent Events

The company evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services; turf and agricultural micro-irrigation systems; landscaping equipment; and residential yard and snow removal products. We sell our products through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: professional, residential, and distribution. Our distribution segment, which consists of our company-owned domestic distribution company, has been combined with our corporate activities. Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect it to continue to be, attributable to new and enhanced products.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

RESULTS OF OPERATIONS

Overview

Our results for the third quarter of fiscal 2010 were strong with a net sales growth rate of 16.2 percent and a net earnings growth rate of 69.0 percent compared to the third quarter of fiscal 2009. Year-to-date net earnings increased 42.0 percent in fiscal 2010 compared to the same period in the last fiscal year on a year-to-date sales growth rate of 9.6 percent. Shipments of most professional segment products were up primarily as the result of improved economic conditions, better availability for our products in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, the successful introduction of new products, and customers who aligned their orders closer to retail demand, all of which resulted in increased demand for our products. Residential segment net sales also increased due to continued strong demand resulting from customer acceptance of and additional product placement for zero turn riding products, as well as favorable weather conditions. In addition, shipments of snow thrower products were up for the year-to-date period of fiscal 2010 compared to the same period in the prior fiscal year due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Net earnings as a percentage of net sales rose to 7.3 percent and 6.7 percent in the third quarter and year-to-date periods of fiscal 2010, respectively, compared to 5.0 percent and 5.1 percent in the third quarter and year-to-date periods of fiscal 2009, respectively. Higher gross margins, leveraging of selling, general, and administrative (SG&A) expenses, and a lower effective tax rate also contributed to the earnings improvement.
     We continued to focus on reducing working capital and improving asset management. As a result of our efforts, we maintained our goal to reduce average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales at a level below 20 percent, or “in the teens.” Our average net working capital as a percentage of net sales for the twelve months ended July 30, 2010 was 15.4 percent. The impact of our efforts to reduce working capital resulted in a significant improvement of our cash flows from operating activities for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. We continued to return value to our shareholders with our stock repurchase program, in which we repurchased $135.3 million of our stock for the nine months ended July 30, 2010. We also paid a cash dividend of $0.18 per share during the third quarter of fiscal 2010, which was an increase of 20 percent over our cash dividend of $0.15 per share for the third quarter of fiscal 2009.
     We are generally optimistic that the positive momentum from our third quarter should continue through the remainder of fiscal 2010. Based on our financial results for the first nine months of our fiscal 2010, we expect that we will achieve our goal of five percent profit after tax as a percentage of net sales for fiscal 2010 included in our one-year initiative, “5 in One: Back on Course,” which was intended to guide us through this year of anticipated recovery with an even stronger focus on the customer. We believe we have taken the necessary proactive measures through our continued focus on asset management, reductions to our cost structure, and our commitment to product innovation, to position us well in the future if our markets continue to improve. We will continue to keep a cautionary eye on the global economies and pace and degree of recovery, retail demand, field inventory levels, commodity prices, weather, competitive actions, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our outlook.

Net Earnings

Net earnings for the third quarter of fiscal 2010 were $33.4 million, or $1.01 per diluted share, compared to $19.8 million, or $0.54 per diluted share, for the third quarter of fiscal 2009, resulting in a net earnings per diluted share increase of 87.0 percent. Year-to-date net earnings in fiscal 2010 were $90.0 million, or $2.66 per diluted share, compared to $63.4 million, or $1.73 per diluted share, for the same year-to-date period last fiscal year, resulting in a net earnings per diluted share increase of 53.8 percent. The primary factors contributing to these earnings improvement were higher sales volumes, an increase in gross margin, higher other income, and a lower effective tax rate, somewhat offset by an increase in SG&A expense. In addition, third quarter and year-to-date fiscal 2010 net earnings per diluted share were benefited by approximately $0.09 per share and $0.21 per share, respectively, compared to the same periods in fiscal 2009, as a result of reduced shares outstanding from repurchases of our common stock.
     The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.8)	(66.1)	(65.6)	(66.5)
Gross profit	35.2	33.9	34.4	33.5
Selling, general, and administrative expense	(23.5)	(23.9)	(23.6)	(24.4)
Interest expense	(0.9)	(1.1)	(0.9)	(1.1)
Other income (expense), net	0.5	(1.0)	0.3	(0.1)
Provision for income taxes	(4.0)	(2.9)	(3.5)	(2.8)
Net earnings	7.3%	5.0%	6.7%	5.1%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date periods of fiscal 2010 were up 16.2 percent and 9.6 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were up 21.8 percent and 9.9 percent for the third quarter and year-to-date periods of fiscal 2010, respectively, compared to the same periods in the prior fiscal year. Shipments of most professional segment products were up primarily as a result of improved economic conditions, the successful introduction of new products, better availability of our products in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, and customers who aligned their orders closer to retail demand, all of which resulted in increased demand for our products. Sales for golf equipment and irrigation systems were also strong as a result of increased capital spending from golf course customers, resulting in higher demand for our products. Professional segment field inventory levels continue to decline and were down as of the end of the third quarter of fiscal 2010 compared to the end of the third quarter of fiscal 2009. Net sales of micro-irrigation products were up for the year-to-date comparison due to our investments in additional manufacturing capacity that increased production of our water conserving products to meet the growing worldwide market demand. Residential segment net sales increased 7.6 percent and 11.0 percent for the third quarter and year-to-date periods of fiscal 2010, respectively, compared to the same periods in fiscal 2009 as a result of continued strong demand, resulting in part, from customer acceptance of and additional product placement for riding products, as well as favorable weather conditions. In addition, shipments of snow thrower products were up for the year-to-date period of fiscal 2010 compared to the same period in the prior fiscal year due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Net sales of Pope irrigation products sold in Australia also increased for the year-to-date period of fiscal 2010 compared to the year-to-date period of fiscal 2009 due to additional product placement. International net sales for the third quarter and year-to-date periods of fiscal 2010 increased 17.6 percent and 9.9 percent, respectively, from the same periods in the prior fiscal year. A stronger U.S. dollar compared to the Euro and the British pound decreased our net sales by approximately $3.6 million for the third quarter of fiscal 2010. However, a weaker U.S. dollar compared to other currencies in which we transact business, mainly the Australian dollar and the Canadian dollar, accounted for approximately $10 million of additional net sales for the year-to-date period of fiscal 2010.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2010 increased to 35.2 percent compared to 33.9 percent in the third quarter of fiscal 2009. Gross profit as a percent of net sales for the year-to-date period of fiscal 2010 also increased to 34.4 percent compared to 33.5 percent for year-to-date period of fiscal 2009. These improvements were due to the following factors: (i) increased sales of our higher-margin products; (ii) lower manufacturing costs from increased plant utilization due to increased demand for our products; and (iii) resulting effects from cost reduction efforts implemented in fiscal 2009. Somewhat offsetting those positive factors was an increase in freight expense primarily attributable to higher fuel prices.

Selling, General, and Administrative Expense

SG&A expense increased $13.6 million, or 14.5 percent, for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. SG&A expense increased $18.7 million, or 6.2 percent, for the year-to-date period of fiscal 2010 compared to the year-to-date period of fiscal 2009. These increases were due mainly to an increase in employee incentive compensation expense of $7.4 million and $16.4 million for the third quarter and year-to-date periods of fiscal 2010 compared to the same periods in the prior fiscal year, respectively, related to improved financial performance in fiscal 2010, as compared to fiscal 2009, as well as an increase in marketing, warranty, and warehousing expense due to higher sales volumes. Somewhat offsetting those increases was our leaner cost structure resulting from cost reduction efforts taken in fiscal 2009 and costs incurred in fiscal 2009 for workforce adjustments of $1.0 million and $3.1 million for the third quarter and year-to-date periods of fiscal 2010 compared to the same periods in the prior fiscal year, respectively, that were not duplicated in fiscal 2010. As a percentage of net sales, SG&A expense declined for the third quarter and year-to-date periods of fiscal 2010 to 23.5 percent and 23.6 percent, respectively, from 23.9 percent and 24.4 percent in the third quarter and year-to-date periods of fiscal 2009, respectively. These declines were attributable to leveraging fixed SG&A costs over higher sales volumes.

Interest Expense

Interest expense for the third quarter and year-to-date periods of fiscal 2010 decreased 4.2 percent and 3.4 percent, respectively, compared to the same periods in the prior fiscal year as a result of lower average debt levels.

Other Income (Expense), Net

Other income (expense), net for the third quarter and year-to-date periods of fiscal 2010 improved $6.4 million and $5.9 million, respectively, compared to the same periods in the prior fiscal year. These increases were due to expenses incurred last year for several legal matters in the aggregate of $5.0 million that were not duplicated in fiscal 2010 and income from our investment in Red Iron of $1.2 million for the third quarter of fiscal 2010 and $1.7 million for the first nine months of fiscal 2010, somewhat offset by a decrease in finance charge revenue.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2010 was 35.7 percent compared to 36.6 percent for the third quarter of fiscal 2009. The effective tax rate for the year-to-date periods of fiscal 2010 and 2009 was 34.4 percent and 34.9 percent, respectively. The decreases in the effective tax rates were primarily the result of a valuation allowance for foreign net operating losses and provision adjustments in fiscal 2009, somewhat offset by the expiration of the domestic research tax credit on December 31, 2009.

BUSINESS SEGMENTS

As described previously, we operate in three reportable business segments: professional, residential, and distribution. Our distribution segment, which consists of our wholly owned domestic distribution company, has been combined with our corporate activities that is shown as “Other” in the following tables. Operating earnings for our professional and residential segments are defined as earnings from operations plus other income, net. Operating loss for “Other” includes earnings (loss) from operations, corporate activities, other income (expense), net, and interest expense.

     The following table summarizes net sales by segment:
	Three Months Ended
(Dollars in thousands)	July 30,	July 31,
	2010	2009	$ Change	% Change
Professional	$317,876	$260,884	$56,992	21.8%
Residential	135,759	126,181	9,578	7.6
Other	5,255	7,794	(2,539)	(32.6)
Total *	$458,890	$394,859	$64,031	16.2%

* Includes international sales of:	$130,288	$110,773	$19,515	17.6%

	Nine Months Ended
(Dollars in thousands)	July 30,	July 31,
	2010	2009	$ Change	% Change
Professional	$880,252	$800,630	$79,622	9.9%
Residential	462,613	416,762	45,851	11.0
Other	10,202	17,491	(7,289)	(41.7)
Total *	$1,353,067	$1,234,883	$118,184	9.6%

* Includes international sales of:	$427,554	$389,004	$38,550	9.9%

     The following table summarizes operating earnings (loss) before income taxes by segment:
	Three Months Ended
(Dollars in thousands)	July 30,	July 31,
	2010	2009	$ Change	% Change
Professional	$62,681	$39,436	$23,245	58.9%
Residential	10,650	10,701	(51)	(0.5)
Other	(21,366)	(18,967)	(2,399)	(12.6)
Total	$51,965	$31,170	$20,795	66.7%

	Nine Months Ended
(Dollars in thousands)	July 30,	July 31,
	2010	2009	$ Change	% Change
Professional	$156,094	$126,424	$29,670	23.5%
Residential	49,190	32,122	17,068	53.1
Other	(68,114)	(61,166)	(6,948)	(11.4)
Total	$137,170	$97,380	$39,790	40.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2010 increased 21.8 percent and 9.9 percent, respectively, compared to the same periods in the last fiscal year. Shipments of most professional segment products were up primarily as a result of improved economic conditions, better availability of our products in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, the successful introduction of new products, and customers who aligned their orders closer to retail demand, all of which contributed to increased demand. Sales for golf equipment and irrigation systems were also strong as a result of increased capital spending from golf course customers, resulting in higher demand for our products. Professional segment field inventory levels continue to decline and were down as of the end of the third quarter of fiscal 2010 compared to the end of the third quarter of fiscal 2009. Net sales of micro-irrigation products were up for the year-to-date comparison due to our investments in additional manufacturing capacity that increased production of our water conserving products to meet the growing worldwide market demand.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date periods of fiscal 2010 increased 58.9 percent and 23.5 percent, respectively, compared to the same periods in the last fiscal year. Expressed as a percentage of net sales, professional segment operating margin increased to 19.7 percent compared to 15.1 percent in the third quarter of fiscal 2009, and fiscal 2010 year-to-date professional segment operating margin also increased to 17.7 percent compared to 15.8 percent from the same period in the last fiscal year. These profit improvements were primarily attributable to higher gross margins due to the same factors discussed previously in the Gross Profit section. In addition, a decline in SG&A expense as a percentage of net sales also contributed to the operating earnings improvement, which was due mainly to leveraging SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date periods of fiscal 2010 increased 7.6 percent and 11.0 percent, respectively, compared to the same periods in the last fiscal year. These sales increases were due mainly to continued strong demand, resulting in part, from additional product placement for riding products, favorable weather conditions, and the introduction of our new cordless electric walk power mower, all of which contributed to an increase in demand for our residential products. In addition, shipments of snow thrower products were up for the year-to-date period of fiscal 2010 compared to the same period in the prior fiscal year due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction of our new redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Net sales of Pope irrigation products sold in Australia also increased for the year-to-date period of fiscal 2010 compared to the year-to-date period of fiscal 2009 due to additional product placement. Residential segment field inventory levels were down as of the end of the third quarter of fiscal 2010 compared to the end of the third quarter of fiscal 2009.

Operating Earnings. Operating earnings for the residential segment in the third quarter of fiscal 2010 were slightly down by 0.5 percent compared to the third quarter of fiscal 2009. Expressed as a percentage of net sales, residential segment operating margin decreased to 7.8 percent compared to 8.5 percent in the third quarter of fiscal 2009 due to higher SG&A expense mainly from increased marketing and warehousing expenses, somewhat offset by higher gross margins. Operating earnings for the residential segment for the year-to-date period of fiscal 2010 increased 53.1 percent compared to the same period in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 10.6 percent compared to 7.7 percent in the year-to-date period of fiscal 2009 due to higher gross margins primarily from increased sales volumes of higher-margin products and the resulting effects of cost reduction efforts implemented in fiscal 2009, somewhat offset by higher freight expense and an increase in SG&A expense.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution company less sales from the professional and residential segments to that distribution company. In fiscal 2009, “Other” also included elimination of the professional and residential segments’ floor plan interest costs from Toro Credit Company (TCC), our wholly owned financing company. With the establishment of Red Iron, net sales for the “Other” segment no longer includes corporate financing activities, including the elimination of floor plan costs from TCC, which results in lower net sales for the other segment. Net sales for the “Other” segment were down for the third quarter and year-to-date periods of fiscal 2010 compared to the same periods in the last fiscal year by $2.5 million, or 32.6 percent, and $7.3 million, or 41.7 percent, respectively, as a result of the elimination of TCC floor plan interest costs, as well as lower net sales at our wholly owned distributorship.

Operating Losses. Operating losses for the other segment were up for the third quarter and year-to-date periods of fiscal 2010 by $2.4 million, or 12.6 percent, and $6.9 million, or 11.4 percent, respectively, compared to the same periods in the last fiscal year. These loss increases were primarily attributable to an increase in employee incentive compensation expense due to improved financial performance in fiscal 2010, as compared to fiscal 2009, and the elimination of TCC floor plan interest costs, as described above. Somewhat offsetting those factors was a decline in expenses incurred last year for several legal matters that were not duplicated in fiscal 2010, income from our investment in Red Iron, overall reduced spending from our leaner cost structure as a result of actions we implemented in fiscal 2009, as well as elimination of costs incurred in fiscal 2009 for workforce adjustments.

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
     Receivables as of the end of the third quarter of fiscal 2010 were down 37.0 percent compared to the end of the third quarter of fiscal 2009, and our average days sales outstanding for receivables improved to 42 days based on sales for the last twelve months ended July 30, 2010, compared to 67 days for the twelve months ended July 31, 2009. These improvements were due mainly to the sale of our floor plan receivables and certain open account receivables to Red Iron. Inventory was up as of the end of the third quarter of fiscal 2010 by 10.3 percent compared to the end of the third quarter of fiscal 2009 as a result of increased production from anticipated higher demand for our products in the fourth quarter of fiscal 2010. However, average inventory turnover improved 22.6 percent for the twelve months ended July 30, 2010 compared to the twelve months ended July 31, 2009, reflecting our efforts to manage our assets. In addition, as part of our working capital initiative, accounts payable increased as of the end of our third quarter of fiscal 2010 by $49.7 million, driven by our supply chain initiatives and higher levels of production due to increased demand for our products. As a result of these efforts, as of the end of the third quarter of fiscal 2010, we maintained our long-term goal to reduce average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales at a level below 20 percent, or “in the teens.” Our average net working capital as a percentage of net sales for the twelve months ended July 30, 2010 was 15.4 percent.

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
     Our Board of Directors approved a cash dividend of $0.18 per share for the third quarter of fiscal 2010 paid on July 9, 2010, which was an increase of 20 percent over our cash dividend of $0.15 per share for the third quarter of fiscal 2009.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2010 was $38.4 million, or 32.3 percent, higher than the first nine months of fiscal 2009. This improvement was due to an increase in trade payables and net earnings, somewhat offset by an increase in inventory levels, as previously discussed. Cash used in investing activities was up by $17.2 million compared to the first nine months of fiscal 2009, due to an increase in purchases of property, plant, and equipment, an increase in investments in affiliates, and cash utilized for acquisitions. Cash used in financing activities for the first nine months of fiscal 2010 was higher by $71.1 million compared to the first nine months of fiscal 2009, primarily as a result of higher levels of common stock repurchases.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including a $225.0 million unsecured senior revolving credit facility that expires in January 2012. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit of approximately $20 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. We also have a letter of credit subfacility as part of our credit agreement. As of July 30, 2010, we had $10.4  million of outstanding standby letters of credit. We had no outstanding short-term debt as of July 30, 2010 or July 31, 2009 under these lines of credit. As of July 30, 2010, we had $245 million of unutilized availability under our credit agreements. In addition, we had $0.7 million in short-term debt for certain receivables we provided recourse to Red Iron as of July 30, 2010.
     Significant financial covenants in our credit agreement include interest coverage and debt-to-capitalization ratios. We were in compliance with all covenants related to our credit agreements as of July 30, 2010, and expect to be in compliance with all covenants during the remainder of fiscal 2010.

Customer Financing Arrangements and Contractual Obligations

Third party financing companies and Red Iron purchased $647.3 million of receivables from us during the first nine months of fiscal 2010, and $169.4 million was outstanding as of July 30, 2010. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2010, average prices paid for commodities we purchase were slightly lower compared to the average prices paid for commodities in the first nine months of fiscal 2009, which benefited our gross margin rate in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. We will continue to closely follow the commodities that affect our product lines; however, we anticipate average prices paid for commodities to be slightly higher for the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009. We plan to attempt to mitigate the impact of any inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, as appropriate.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” ”forecast,” “optimistic,” “plan,” “anticipate,” “continue,” “estimate,” “believe,” “could,” “should,” ”will,” ”would,” “may,” “possible,” “likely,” “intend,” and similar expressions and the use of future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

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
•
Our professional segment net sales are dependent upon golf course revenues and memberships at private golf courses and the amount of investment in golf course renovations and improvements; renewal of residential and commercial lawn service contracts and the level of homeowners’ outsourcing lawn care; the level of residential and commercial construction; new golf course development; golf course closures; availability of credit on acceptable credit terms to finance product purchases; and the level of government and municipal revenue, budget, and spending levels for grounds maintenance equipment and other factors.

•
Our residential segment net sales are dependent upon The Home Depot, Inc. as a major customer, the amount of product placement at retailers, consumer spending levels, consumer confidence, home construction and existing home sales, and changing buying patterns of customers.

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
•
We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open new, and/or move production between manufacturing and distributing facilities could adversely affect our business and operating results.

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

•
As a result of our financing joint venture with TCFIF, we are dependent upon the joint venture to provide competitive inventory financing programs, including floor plan and open account receivable financing, to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by the joint venture, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

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
•
We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition, including without limitation the pending litigation against us and other defendants that challenges the horsepower labels on the products the plaintiffs purchased were inaccurate. In the event that the settlement with the United States plaintiffs does not become final for all purposes or in the event that the company is unable to favorably resolve the Canadian litigation and one or more of these lawsuits go to trial, even if the plaintiffs’ claims are found to be without merit, we have incurred, and expect to continue to incur, substantial costs in defending the lawsuits. The lawsuits could divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. In addition, an unfavorable resolution or outcome could have a material adverse effect on our operating results or financial condition.

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

     The following foreign currency exchange contracts held by us have maturity dates in fiscal 2010 and 2011. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income (expense), net as of and for the fiscal period ended July 30, 2010 were as follows:
Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.8405	$36,769.4	$(558.1)	$(3,224.4)
Buy US dollar/Sell Canadian dollar	0.9532	11,152.3	(73.5)	(232.3)
Buy US dollar/Sell Euro	1.3071	65,354.5	232.5	1,255.3
Buy US dollar/Sell British pound	1.5586	3,584.7	-	3.1
Buy Mexican peso/Sell US dollar	13.0414	18,249.6	131.2	37.4

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during our fiscal third quarter ended July 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Notice of the settlement was given to the settlement class and, in June 2010, the Court conducted a hearing to consider objections from certain members of the settlement class and to determine whether the settlement is fair, reasonable, and adequate. On August 16, 2010, the Court filed an order and judgment in which it determined that the settlement entered into by the company and certain other defendants is fair, reasonable, and adequate, and approved the settlement. The Court filed similar orders and judgments approving the settlements entered into by other defendants. Notwithstanding the orders and judgments filed by the Court, these settlements are not final for all purposes until the applicable appeal period expires without appeal or the order is affirmed on appeal. On August 23, 2010, certain objecting members of the settlement class filed a notice with the United States Court of Appeals for the Seventh Circuit to appeal the order and judgment approving the settlement with the company and certain other defendants and the other orders and judgments approving the settlements with the other defendants. At this time, management is unable to provide assurance that the Appellate Court will uphold the Court’s approval of the settlement or that the settlement will become final for all purposes.
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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors). There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2010 stock repurchase activity:

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1, 2010 through May 28, 2010	310,571		$51.47	310,571	2,563,586

May 29, 2010 through June 25, 2010	835,336		53.86	835,336	1,728,250

June 26, 2010 through July 30, 2010	391,583	(2)	51.74	390,100	1,338,150

Total	1,537,490		$52.84	1,536,007

(1)
On July 21, 2009, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)
Includes 1,483 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $50.12 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,483 shares were not repurchased under the company’s repurchase program described in footnote (1) above.

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	10.1	Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (filed herewith).

	10.2	Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).

	10.3	Form of Restricted Stock Award Agreement between The Toro Company and its Officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2010, filed with the SEC on September 2, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended July 30, 2010 and July 31, 2009, (ii) Condensed Consolidated Balance Sheets as of July 30, 2010, July 31, 2009, and October 31, 2009, (iii) Condensed Consolidated Statement of Cash Flows for the nine-month periods ended July 30, 2010 and July 31, 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                     THE TORO COMPANY
                   (Registrant)

Date: September 2, 2010	By /s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)