Form 10-K
period 2010-10-31
TORO CO
filed 2010-12-22
CIK 737758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on April 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.9 billion.

The number of shares of Common Stock outstanding as of December 16, 2010 was 31,531,175.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders expected to be held March 15, 2011 are incorporated by reference into Part III.

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

   We design, manufacture, and market professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and snow removal products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines ever since. We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Net sales of our three reportable segments accounted for the following percentages of our consolidated net sales for fiscal 2010: Professional, 64 percent; Residential, 35 percent; and Other, 1 percent.

   Our products are advertised and sold at the retail level under the primary trademarks of Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Lawn-Boy®, and Lawn Genie®, most of which are registered in the United States and/or in the primary foreign countries where we market such products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot.

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

Landscape Contractor Market.   Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, compact utility loaders, walk-behind trenchers, and stump grinders. These products are sold through dealers and are also available through rental centers to individuals and companies who maintain and create residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro and Exmark brands. In fiscal 2010, we expanded the Toro GrandStand® series of stand-on mowers to include two new compact models for smaller properties. In fiscal 2010, we also introduced the Exmark Vantage® premium stand-on mower, featuring our UltraCut™ Series 4 cutting deck, versatile fold-up platform, and fatigue-reducing suspension.

   Our compact utility loaders are cornerstone products for the Toro Sitework Systems product line, which are designed to improve efficiency in the creation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibra-tory plows, and backhoes. In fiscal 2010, we acquired a line of stump grinders, wood chippers, and log splitters to broaden and strengthen our equipment solutions line for the rental and landscape markets. In fiscal 2010, we introduced the STX Stump Grinder, featuring a stable yet maneuverable track drive design and the same easy-to-use control system as the Toro Dingo® TX.

Sports Fields and Grounds Market.   Products for the sports fields and grounds market include riding rotary mowers and attachments, aerators, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Toro Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes. In fiscal 2010, we introduced the Groundsmaster® 4300-D, featuring our patented Contour Plus™ cutting units that virtually eliminate scalping, the CrossTrax® all-wheel drive traction system, and full-length striping rear rollers. In fiscal 2010, we also introduced the Groundsmaster® 4100-D, featuring an out-front mower deck and bi-directional four-wheel drive traction system that assures full-time four-wheel drive in both forward and reverse on hilly terrain.

Golf Course Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. We also manufacture and market underground irrigation systems, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. Our golf course irrigation systems are designed to use computerized management systems and a variety of other technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate through an Internet server for processing and presentation to a user through the web. In fiscal 2010, we introduced the ProPass™ 200 series broadcast-style topdresser and the MH-400 material handler, both of which feature available wireless controllers that allow for real-time adjustments. In fiscal 2010, we also introduced the Lynx™ central control system that gathers golf course management information from multiple irrigation system components, including weather stations, pump stations, electrical systems, field controllers, and soil sensors.

Residential/Commercial Irrigation Market.   Turf irrigation products marketed under the Toro and Irritrol brands include rotors, sprinkler bodies and nozzles, plastic and brass valves, drip tubing and subsurface irrigation, and electric and hydraulic control devices designed to be used in residential and commercial turf irrigation systems. These products are professionally installed as new systems and can also be used to replace or retrofit existing systems. Most of the product line is designed for underground irrigation systems. Electric and hydraulic controllers activate valves and sprinkler bodies and nozzles in a typical irrigation system. We also offer wired and wireless rain and freeze switches on a number of products in an effort to help conserve water usage. Our IntelliSense™ and Rain Master® controllers self-adjust their watering schedules based on current environmental conditions. In fiscal 2010, we introduced the rugged T7 Rotor, designed to withstand the conditions of harsh commercial landscapes. In fiscal 2010, we also introduced the new Precision™ Series Rotating Nozzles, featuring a high-torque gear-drive design for greater debris resistance.

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

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-Traxx® PBX drip tape, Aqua-Traxx® PC (pressure-compensating) drip tape, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture, mining, and landscape applications. In addition to these core products, we offer a full complement of control devices and connection options to complete the system. These products are sold primarily through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines. In fiscal 2010, we introduced the new BlueLine Classic® emitter, a non-pressure compensating emitter that provides tree and vine growers exceptional performance when the terrain does not require the use of a pressure compensating emitter. We also introduced a variety of accessories to help growers complete their Toro micro-irrigation system, such as Pro-Loc fittings, PVC Flex hose, Layflat hose, and our new SD disc filters.

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

Walk Power Mower Products.   We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Pope brand in Australia and the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. We also offer a line of rear roller walk power mowers, a design that provides a striped finish, for the United Kingdom market. In fiscal 2010, we introduced the all new e-Cycler™ cordless electric mower, featuring the same reliability and mulching performance of our gas-powered Recycler® mowers in an emissions-free platform.

Riding Products.   We manufacture and market riding products under the Toro brand name worldwide and under the Hayter brand name in the United Kingdom. We also manufacture riding mower products and attachments for a third party under a private label agreement. Riding products primarily consist of zero-turn radius mowers that save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. We also sell lawn and garden tractor models, as well as rear engine and direct-collect riding mowers manufactured and sold in the European market. Many models are available with a variety of engines, decks, transmissions, and accessories.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including electric and battery operated flexible line grass trimmers, electric blower-vacuums, electric blowers, and electric snow throwers. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. In fiscal 2010, we introduced the 1800 Power Curve® electric snow thrower, featuring redesigned handles and chute controls that enhance operator comfort and convenience.

Gas Snow Removal Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models. Single-stage snow throwers are walk behind units with lightweight two- and four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology and some feature our Quick Shoot™ control system that enable operators to quickly change snow throwing direction. Our innovative pivoting scraper also keeps the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep, heavy snow and use four-cycle engines. Our two-stage snow throwers include a line of innovative models featuring the Power Max® auger system for enhanced performance and the Quick Stick® chute control technology. In early fiscal 2010, we introduced a new line of snow throwers, featuring redesigned single-stage and two-stage models for residential customers.

Financial Information about Foreign Operations
and Business Segments

We manufacture our products in the United States, Mexico, Australia, Italy, and the United Kingdom for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Korea. New product development is pursued primarily in the United States. Our net sales outside the United States were 31.8 percent, 32.0 percent, and 32.4 percent of total consolidated net sales for fiscal 2010, 2009, and 2008, respectively.

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

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology could be slow to be accepted or not accepted by the marketplace. We attempt to mitigate these risks through our focus on and commitment to understanding our customers' needs and requirements. We have invested more time upfront with customers, using "Voice of the Customer" tools, to help us develop innovative products that we expect to meet or exceed customer expectations. We use Design for Manufacturing and Assembly ("DFM/A") tools to ensure early manufacturing involvement in new product designs to reduce production costs. DFM/A focuses on reducing the number of parts required to assemble new products, as well as designing products to move more efficiently through the manufacturing process. We are also making improvements to our new product development system as part of our continuing focus on Lean methods to shorten development time, reduce costs, and improve quality.

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $53.3 million (3.2 percent of net sales) in fiscal 2010, $52.7 million (3.5 percent of net sales) in fiscal 2009, and $63.0 million (3.4 percent of net sales) in fiscal 2008.

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

   Our professional products are manufactured throughout the year. Our residential lawn and garden products are also generally manufactured throughout the year. However, our residential snow removal products are generally manufactured in the summer and fall months but may be extended into the winter months depending upon demand. Our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. DFM/A principles are used throughout the product development process to optimize product quality and cost.

   Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. In fiscal 2010, we continued to roll-out a pull-based production system at some of our manufacturing facilities to better align the production of our products to meet customer demand at just the right time. Along with improved service levels for our participating suppliers, distributors, and dealers, this system has resulted in inventory reductions for us and throughout our distribution system.

   We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed to adjust for market demand. Capital expenditures for fiscal 2011 are planned to be approximately $60 million as we expect to continue to invest in new product tooling, replacement production equipment, expansion of our vertical integration capabilities, as well as a new manufacturing facility in Eastern Europe.

Raw Materials

During fiscal 2010, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2009, particularly in the second half of fiscal 2010, which hampered our gross margin growth rate in fiscal 2010 as compared to fiscal 2009. We anticipate the rising commodity prices we experienced during the second half of fiscal 2010 will continue into fiscal 2011. Historically, we have offset, and we currently expect to continue to mitigate, commodity cost increases in part by continuing efforts to engage in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

   Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In fiscal 2010, we experienced no significant work stoppages as a result of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors, which are purchased from several suppliers around the world.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is for specified periods of time and on select products hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on the type and estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense. We also sell extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

Product Liability

We have rigorous product safety standards and continually work to improve the safety and reliability of our products. We monitor for accidents and possible claims and establish liability estimates with respect to claims based on internal evaluations of the merits of individual claims. We purchase excess insurance coverage for catastrophic product liability claims for incidents that exceed our self-insured retention levels.

Patents and Trademarks

We hold patents in the United States and foreign countries and apply for patents as applicable. Although we believe our patents are valuable and patent protection is beneficial, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents.

   To prevent possible infringement of our patents by others, we periodically review competitors' products. To help avoid potential liability with respect to others' patents, we regularly review certain patents issued by the United States Patent and Trademark Office ("USPTO") and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting infringement of our patents by competitors.

Seasonality

Sales of our residential products, which accounted for approximately 35 percent of total consolidated net sales in fiscal 2010, are seasonal, with sales of lawn and garden products occurring primarily between February and May, depending upon seasonal weather conditions and demand for our products. Sales of snow removal products occur primarily between July and January, depending upon seasonal snow falls, product availability, and demand for our snow removal products. Opposite seasons in some global markets somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists but is tempered because the selling season in the Southern states and in our markets in the Southern hemisphere continues for a longer portion of the year than in Northern regions of the world.

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

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2010		Fiscal 2009
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings (Loss)

First	20%	12%	22%	11%
Second	33	49	33	59
Third	27	36	26	31
Fourth	20	3	19	(1)

Effects of Weather

From time to time, weather conditions in a particular geographic region or market may adversely or positively affect sales of some of our products and field inventory levels and result in a negative or positive impact on our future net sales. As the percentage of our net sales from outside the United States increases, our dependency on weather in any one part of the world decreases. Nonetheless, weather conditions could materially affect our future net sales.

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

Distribution and Marketing

We market the majority of our products through approximately 40 domestic and 120 foreign distributors, as well as a large number of outdoor power equipment dealers, hardware retailers, home centers, and mass retailers in more than 90 countries worldwide.

   Residential products, such as walk power mowers, riding products, and snow throwers, are mainly sold directly to home centers, dealers, hardware retailers, and mass retailers. In certain markets, these same products are sold to distributors for resale to retail dealers. Home solutions products are primarily sold directly to home centers, mass retailers, hardware retailers, and dealers. We also sell selected residential products over the Internet. Internationally, residential products are sold directly to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, products are mainly sold to distributors for resale to dealers and mass retailers.

   Professional products are sold mainly to distributors for resale to dealers, sports complexes, industrial facilities, contractors, government customers, rental stores, and golf courses. We also sell some professional segment products directly to government customers and rental companies, as well as directly to end-users in certain international markets. Select residential/commercial irrigation products are also sold directly to professional irrigation distributors and certain retail irrigation products are sold directly to home centers. Compact utility loaders and attachments are sold to dealers and directly to large rental companies. Toro and Exmark landscape contractor products are also sold directly to dealers in certain regions of the United States.

   During the first quarter of fiscal 2010, our wholly owned distribution company completed the purchase of certain assets and assumed certain liabilities of an independent U.S. Midwestern-based distribution company. On October 29, 2010, we completed the purchase of an independent U.S. Western-based distribution company. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors.

   Our distribution systems are intended to assure quality of sales and market presence as well as effective after-purchase service and support. We believe our distribution network provides a competitive advantage in marketing and selling our products in part because our primary distribution network is focused on selling and marketing our products and also because of the long-term relationships they have established and experienced personnel they utilize to deliver high levels of customer satisfaction.

   Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Lawn-Boy®, and Lawn Genie® products.

   We advertise our residential products during appropriate seasons throughout the year mainly on television, on the radio, in print, and via the Internet. Professional products are advertised mainly in print and through direct mail programs, as well as on the Internet. Most of our advertising emphasizes our brand names. Advertising is purchased by us as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

Customers

Overall, we believe that in the long-term we are not dependent on any single customer. However, The Home Depot accounted for approximately 13.1 percent of our total consolidated gross sales in fiscal 2010. The residential segment of our business is dependent on The Home Depot as a customer. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders, and not necessarily an indicator of our expected results for the first quarter of fiscal 2011 or our fiscal 2011 net sales. The approximate backlog of orders as of October 31, 2010 and 2009 was $96.3 million and $85.1 million, respectively, an increase of 13.2 percent. This increase was primarily the result of higher stocking orders for our professional segment products due to continued strong demand as a result of improving economic conditions. Somewhat offsetting this increase were lower open orders for snow thrower products as of the end of fiscal 2010 as compared to the end of fiscal 2009 due to the timing of the introduction for our redesigned offering of snow thrower products last year that shipped in the first quarter of fiscal 2010 instead of the fourth quarter of fiscal 2009. We expect the existing backlog of orders will be filled in early fiscal 2011.

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

product and associated packaging; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The United States Environmental Protection Agency ("EPA"), the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, the EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements that beginning in 2012 are applicable to diesel engines in a specified horsepower range that are used in some of our products.
•
The United States federal government, several U.S. states and certain foreign jurisdictions in which we sell our products, including the European Union ("EU") and each of its member states, have implemented one or more of the following: (i) the Waste Electrical and Electronic Equipment ("WEEE") directive or similar product life-cycle management laws, rules, or regulations, which mandate the labeling, collection, and disposal of specified waste electrical and electronic equipment, including some of our products; (ii) the Restriction on the use of Hazardous Substances ("RoHS") directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment, including some of our products; (iii) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (iv) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products, including some of our products; and (v) product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact and require manufacturers to collect, dispose, and recycle certain products, including some of our products, at the end of their useful life.
•
Our residential products are subject to various federal, state, and international laws, rules, and regulations that are designed to protect consumers and we are subject to the rules and regulations of the Consumer Product Safety Commission.

   Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business. Such laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, may require us to modify our products, may adversely affect the price of or demand for some of our products, and may ultimately affect the way we conduct our operations. Failure to comply with these current or future regulations could lead to fines and other penalties, including restrictions on the importation of our products into, or the sale of our products in, one or more jurisdictions until compliance is achieved.

   We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

Customer Financing

Wholesale Financing.   In fiscal 2009, we established a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, named Red Iron Acceptance, LLC ("Red Iron"). The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada. Red Iron began financing open account receivables, as well as floor plan receivables previously financed by a third party financing company, during our first quarter of fiscal 2010. Under a separate arrangement, TCF Commercial Finance Canada, Inc. ("TCFCFC") implemented a program to provide inventory financing to dealers of our products in Canada during the first quarter of fiscal 2010. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   Toro continues to provide inventory financing directly to home centers and mass retailers; general line irrigation dealers; international distributors and dealers, other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; and government customers. Some independent international dealers continue to finance their products with third party sources.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.

   We also have agreements with third party financing companies to provide financing programs under both generic and private label programs in the U.S. and Canada. These programs, offered primarily to Toro and Exmark dealers, provide end-user customers revolving and installment lines of credit for Toro and Exmark products, parts, and services.

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions.

Employees

During fiscal 2010, we employed an average of 4,607 employees. The total number of employees as of October 31, 2010 was 4,609. We consider our employee relations to be good. Three collective bargaining agreements cover approximately 19 percent of these employees. These three agreements expire in October 2011, October 2013, and May 2014. From time to time, we also retain temporary and part-time workers, independent contractors, and consultants.

Available Information

We are a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and file reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC's home page on the Internet at http://www.sec.gov.

   We make available, free of charge on our Internet web site www.thetorocompany.com (select the "Investor Information" link and then the "Financials" link), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "forecast," "optimistic," "anticipate," "continue," "plan," "estimate," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

If economic conditions and outlook in the United States and in the other countries in which we conduct business do not continue to improve or if they worsen, our net sales and earnings could be adversely affected.

Demand for our products depends upon economic conditions and outlook in the U.S. and in the other countries in which we conduct business, which include but are not limited to recessionary conditions; slow or negative economic growth rates; continued slow down or reductions in levels of golf course development, renovation, and improvement; increased levels of golf course closures; continued slow down or reductions in levels of home ownership, construction, and home sales; home foreclosures; reduced consumer spending levels; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher commodity costs and fuel prices; higher short-term, mortgage, and other interest rates; continued high unemployment rates; inflationary or deflationary pressures; negative consumer confidence; and general economic and political conditions and expectations. Several of these factors have, in the past, caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which has had an adverse effect on our net sales and earnings. If economic conditions and outlook in the U.S. and in the other countries in which we conduct business do not continue to improve, or if they worsen, our net sales and earnings could continue to be adversely affected in the future.

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

From time to time, weather conditions in a particular geographic region may adversely affect sales and field inventory levels of some of our products. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snow fall accumulations in key markets have had an adverse effect on sales of our snow thrower products. To the extent that such unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales may be affected to a greater degree than we have previously experienced.

Our professional segment net sales are dependent upon golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; the availability of credit to professional segment customers on acceptable terms to finance new product purchases; and amount of government revenues, budget, and spending levels for grounds maintenance equipment.

Our professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, residential and commercial landscapes, and governmental and municipal properties. Accordingly, our professional segment net sales are impacted by golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners' who outsource their lawn care; the level of residential and commercial construction; availability of credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government spending for new grounds maintenance equipment. Among other things, any one or a combination of the following factors could have an adverse effect on our professional segment net sales:

•
reduced levels of investment in golf course renovations and improvements and new golf course development; reduced number of golf rounds played at public and private golf courses resulting in reduced revenue for such golf courses; decreased membership at private golf courses resulting in reduced revenue and, in certain cases, financial difficulties for such golf courses; and increased number of golf course closures, any one of which or any combination of which could result in a decrease in spending and demand for our products;
•
reduced consumer and business spending, causing homeowners not to outsource lawn care and landscape contractor professionals to forego or postpone purchases of our products;
•
low or reduced levels of commercial and residential construction, resulting in a decrease in demand for our products; and
•
reduced tax revenue, increased governmental expenses in other areas, tighter government budgets and government deficits, generally resulting in reduced government spending for grounds maintenance equipment;

Our residential segment net sales are dependent upon The Home Depot, Inc. as a major customer, the amount of product placement at retailers, consumer confidence and spending levels, and changing buying patterns of customers.

The elimination or reduction of shelf space assigned to our residential products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon changing buying patterns of customers. For example, there has been a trend away from consumer purchasing at dealer outlets and hardware retailers to purchasing at home centers and mass retailers, as well as a trend for broader and lower price points at home centers and mass retailers. These trends have resulted in an increased demand for residential segment products purchased at retailers, such as The Home Depot, which accounted for approximately 10 to 14 percent of our total consolidated net sales in each of fiscal 2010, 2009, and 2008. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers and new distribution channels could have a material adverse impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Although our residential lawn and garden products are generally manufactured throughout the year, our residential snow removal products are generally manufactured in the summer and fall months but may be extended into the winter months depending upon demand. Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may not maintain the appropriate inventory levels, which could negatively impact our net sales, working capital, or hinder our ability to meet customer demand.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our net sales, which have historically benefited from sales of new products, may be adversely affected.

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the markets in which we compete. Product development requires significant financial, technological, and other resources. Although we have implemented Lean manufacturing and other productivity improvement initiatives to provide investment funding for product enhancements and new products, we cannot be certain that we will be able to continue to do so in the future. Product improvements and new product introductions also require significant planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop and introduce product improvements or new products. Our competitors' new products may beat our products to market, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We face intense competition in all of our product lines with numerous manufacturers, including from some that have greater operations and financial resources than us. We may not be able to compete effectively against competitors' actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include product innovation, quality and reliability, product support and customer service, pricing, warranty, brand awareness, reputation, distribution, product placement and shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some which have substantially greater operations and financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or to devote greater resources to the development, promotion, and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors manufacture and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Pricing volatility has also become an increasingly important competitive factor for many of our products. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors of significant manufacturing to low cost countries for significant cost and price reductions, and could harm our business and operating results.

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

We currently manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, and Korea. Additionally, in fiscal 2010, we purchased land in Eastern Europe where we intend to build a manufacturing facility. Our net sales outside the United States were 31.8 percent, 32.0 percent, and 32.4 percent of our total consolidated net sales for fiscal 2010, 2009, and 2008, respectively. International markets have, and will continue to be, a focus for revenue growth. We believe many opportunities exist in the international markets, and over time we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•
increased costs of customizing products for foreign countries;
•
difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;
•
the imposition of additional U.S. and foreign governmental controls or regulations; new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; and the imposition of our increases in, costly and lengthy import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;
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

   In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally has a negative impact on our operating results, while a weaker dollar and peso generally has a positive effect. Our primary foreign currency exchange rate exposure is with the EU Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure from currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts have been adversely affected by the unprecedented distress in the worldwide credit markets. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or in our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results.

We currently manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, and the United Kingdom. We also have several locations that serve as distribution centers, warehouses, test facilities, and corporate offices. In addition, we have agreements to manufacture products at several third-party manufacturers. These facilities may be affected by natural or man-made disasters and other external events, including drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we purchase insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into new collective bargaining agreements, including one such agreement that expires in fiscal 2011, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

   Our operating results may also be adversely affected if we are unable to cost-effectively open and manage new manufacturing and distribution facilities, and move production between such facilities as needed from time to time. In fiscal 2010, we purchased land in Eastern Europe where we intend to build a manufacturing facility for micro-irrigation products. If the facility does not produce the anticipated manufacturing and operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

We intend to grow our business through acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, which are risky and could harm our business.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that add value while considering our existing brands and product portfolio. The benefits of an acquisition or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships involve a number of risks, including:

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

In 2009, we established a financing joint venture with TCFIF for the purpose of providing reliable, competitive financing to our distributors and dealers in the U.S. and to select distributors of our products in Canada to support their businesses and increase our net sales, as well as to free up our working capital for our other strategic purposes. As a result, we are now dependent upon the joint venture for our inventory financing programs, including floor plan and open account receivable financing. Additionally, we are dependent upon TCFCFC to provide inventory financing to dealers of our products in Canada.

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

The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions, and manufacturing and supply chain processes, and to maintain our research and development data. The failure of our management information systems to perform properly could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business and operating results to suffer. In addition, our management information systems, including our computer systems, Internet web sites, telecommunications, and data networks, are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks and attacks by computer viruses or hackers, or power loss. Any such interruption could adversely affect our business and operating results.

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

   We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees and consultants. These agreements may be breached, and we may not have adequate remedies for any such breach. Even if these confidentiality agreements are not breached, our trade secrets may otherwise become known or be independently developed by competitors.

Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things; climate change; emissions to air and discharges to water; product and associated packaging; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved.

   The EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements that beginning in 2012 are applicable to diesel engines in a specified horsepower range that are used in certain of our products. Although we are developing plans to achieve substantial compliance with Tier 4 requirements, these plans will be subject to many variables and if we are unable to successfully execute such plans our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. Additionally, we have incurred and expect to continue to incur research, development and engineering costs to design Tier 4 compliant products. The extent to which we are able to pass along to our customers these costs in the form of price increases may adversely affect market demand for our products and/or our profit margins, which may adversely affect our financial results.

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

   We are also subject to other litigation from time to time that could adversely affect our operating results or financial condition, including without limitation the pending litigation against us and other defendants in which it is alleged that the horsepower labels on the products the plaintiffs purchased were inaccurate. For additional information regarding this lawsuit, see Note 13 of the Notes to Consolidated Financial Statements under the heading "Litigation" included in Item 8, Financial Statements and Supplementary Date of this report.

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

Our credit arrangements and the indentures governing our 6.625% senior notes and 7.800% debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum debt to earnings before interest, taxes, depreciation, and amortization ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

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

   The overall availability of credit continues to be limited. Although our $175 million revolving credit facility does not expire until January 2012, market deterioration or other factors could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms. In addition, we intend to amend or replace our revolving credit facility prior to its expiration in January 2012. Our ability to amend or replace this facility and to obtain any other additional financing we may need for acquisitions or other general business purposes, and the terms thereof, will depend on our operating and financial performance and is subject to prevailing economic conditions and other factors, many of which are beyond our control. We may not ultimately be able to refinance, amend or otherwise replace our revolving credit facility at all or on terms that we believe are commercially reasonable.

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

Other miscellaneous risks that could affect our business include:

•
natural or man-made disasters or global pandemics, which may result in shortages of raw materials and components, higher fuel costs, and increase in insurance premiums;
•
financial viability of distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers' ability to pay amounts owed to us;
•
a decline in retail sales or financial difficulties of our distributors or dealers, which could cause us to repurchase financed product;
•
termination or material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements, which could have a material adverse impact on our future operating results.
•
continued threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and worldwide economies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2010, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.6 million square feet of space worldwide. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 36 acres of land in Minnesota utilized as a testing and storage facility, 15 acres of land in Minnesota held for future expansion, 21 acres of land in California used as a testing site, and approximately 9 acres of buildable land in Eastern Europe, the planned future site for a micro-irrigation manufacturing facility. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition. Management believes we have sufficient manufacturing capacity for fiscal 2011 after taking into account the aforementioned manufacturing facility in Eastern Europe expected to open in fiscal 2011. Our significant facilities are listed below by location, ownership, and function as of October 31, 2010:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, and distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and distribution center
Windom, MN	Owned/Leased	Residential and professional products, and warehouse
Beatrice, NE	Owned/Leased	Professional products, test facility, distribution center, and office
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Lakeville, MN	Leased	Residential and professional distribution center
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Shakopee, MN	Owned	Components for professional and residential products
Braeside, Australia	Leased	Distribution center
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center, test lab, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
St. Louis, MO	Leased	Distribution facility and office
Sanford, FL	Leased	Professional products
Fiano Romano, Italy	Owned	Professional products, warehouse, and office
Beverley, Australia	Owned	Professional products, office, and distribution center
Capena, Italy	Leased	Distribution center
Oevel, Belgium	Owned	Distribution center and office
Kent, WA	Leased	Distribution facility, service area, and office
Abilene, TX	Leased	Office, professional products, and service center

ITEM 3.   LEGAL PROCEEDINGS

General

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting patent infringement.

   For a description of our material legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements under the heading "Litigation" included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.

ITEM 4.   (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as "executive officers" of the company. The list sets forth each such person's age and position with the company as of December 16, 2010, as well as positions held by them for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Michael J. Hoffman 55, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004.

Judy L. Altmaier 49, Vice President, Operations	Vice President, Operations since October 2009. From January 2009 to October 2009, she served as Vice President/General Manager of Operations, Auto Group Americas for Eaton Corporation, a diversified industrial manufacturer. From July 2007 to January 2009, she served as Vice President/General Manager of Global Engine Valve Division in Turin, Italy for Eaton Corporation. From October 2003 to July 2007, she served as Manufacturing Operations Manager for the Engine Air Management Operations for Eaton Corporation.

William E. Brown, Jr. 49, Vice President, International Business	Vice President, International Business since August 2010. From February 2009 to July 2010, he served as Vice President, Residential and Landscape Contractor Businesses. From November 2006 to February 2009, he served as Vice President, Consumer and Landscape Contractor Business — Toro. From February 2003 to October 2006, he served as Vice President and General Manager, Commercial Business.

Philip A. Burkart 48, Vice President, Irrigation Business	Vice President, Irrigation Business since November 2006. From February 2003 to October 2006, he served as Vice President and General Manager, Irrigation Business.

Timothy P. Dordell 48, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007. From November 2006 to May 2007, he served as Vice President, Deputy General Counsel. From May 2002 to November 2006, he served as Associate General Counsel-Corporate and Assistant Secretary at Ecolab Inc., a developer and marketer of products and services for the hospitality, foodservice, healthcare, and industrial markets.

Michael D. Drazan 53, Vice President, Contractor Business and Chief Information Officer	Vice President, Contractor Business and Chief Information Officer since February 2009, which includes responsibility for our Exmark and Sitework Systems businesses and our information services function. In September 2010, he also assumed responsibility for our Micro-Irrigation Business and Corporate Accounts. From November 2007 to February 2009, he served as Chief Information Officer and Vice President, Corporate Services. From November 2006 to October 2007, he served as Vice President, Chief Information Officer. From March 2000 to November 2006, he served as Vice President, Corporate Information Services.

Blake M. Grams 43, Vice President, Corporate Controller	Vice President, Corporate Controller since December 2008. From February 2006 to December 2008, he served as Managing Director, Corporate Controller. From November 2003 to January 2006, he served as Director, Corporate Finance.

Michael J. Happe 39, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since August 2010. From December 2008 to July 2010, he served as Vice President, Commercial Business. From November 2007 to December 2008, he served as General Manager, Commercial Business. From November 2006 to October 2007, he served as Managing Director, Commercial Business. From November 2004 to October 2006, he served as Director of Marketing, International Business.

Thomas J. Larson 53, Vice President, Treasurer	Vice President, Treasurer since December 2008. From February 2006 to December 2008, he served as Treasurer. From November 2003 to January 2006, he served as Assistant Treasurer.

Peter M. Ramstad 53, Vice President, Human Resources and Business Development	Vice President, Human Resources and Business Development since November 2007. From November 2006 to November 2007, he served as Vice President, Business and Strategic Development. From December 2003 to November 2006, he served as Executive Vice President, Strategy and Finance at Personnel Decisions International, a consulting company that helps clients build organizational and talent strategies and assess and develop leaders.

Darren L. Redetzke 46, Vice President, Commercial Business	Vice President, Commercial Business since August 2010. From December 2008 to July 2010, he served as Vice President, International Business. From November 2007 to December 2008, he served as General Manager, International Business. From October 2006 to November 2007, he served as Managing Director, International Business. From November 2004 to October 2006, he served as Director of Marketing — Golf for the Commercial Business.

Stephen P. Wolfe 62, Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since February 2006. From June 1997 to February 2006, he served as Vice President, Finance, Treasurer and Chief Financial Officer.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Toro common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for Toro common stock and cash dividends paid for each of the quarterly periods for fiscal 2010 and 2009 were as follows:

Fiscal year ended October 31, 2010	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$43.91	$57.50	$58.50	$58.00
Low sales price	36.47	37.50	46.32	48.39
Last sales price	38.95	56.94	52.05	56.76
Cash dividends per share of common stock[1]	0.18	0.18	0.18	0.18

Fiscal year ended October 31, 2009	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$36.55	$31.66	$36.18	$42.03
Low sales price	24.80	20.26	26.57	34.06
Last sales price	29.61	29.75	34.66	37.02
Cash dividends per share of common stock[1]	0.15	0.15	0.15	0.15

1
Future cash dividends will depend upon the company's financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 31,394,942 and 33,369,486 shares outstanding as of October 31, 2010 and 2009, respectively.

Preferred Stock – 1,000,000 voting shares and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Shareholders – As of December 16, 2010, Toro had approximately 4,074 shareholders of record.

Purchases of Equity Securities – The following table sets forth information with respect to shares of Toro common stock purchased by the company during each of the three fiscal months in the period ended October 31, 2010.

Period	Total Number of Shares Purchased[1]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]

July 31, 2010 through August 27, 2010	–		–	–	1,338,150
August 28, 2010 through October 1, 2010	8,912		56.96	8,912	1,329,238
October 2, 2010 through October 31, 2010	1,289	[2]	57.86	–	1,329,238

Total	10,201		$57.07	8,912

1
On July 21, 2009, the company's Board of Directors authorized the repurchase of 5,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company's Board of Directors at any time. The company purchased an aggregate of 8,912 shares during the period indicated above under this program.
2
Includes 1,289 units (shares) of Toro common stock purchased in open-market transactions at an average price of $57.86 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,289 shares were not repurchased under the company's repurchase program, as described in footnote 1 above.

On December 1, 2010, the company's Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of its common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by the company's Board of Directors at any time.

The Toro Company Common Stock Comparative Performance Graph

The information contained in The Toro Company Common Stock Comparative Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five year period from October 31, 2005 through October 31, 2010.

Fiscal year ending October 31	2005	2006	2007	2008	2009	2010

The Toro Company	$100.00	$119.16	$155.05	$95.02	$106.60	$165.81
S&P 500	100.00	116.34	133.28	85.17	93.52	108.97
Peer Group	100.00	125.29	170.11	89.66	120.77	164.57

The industry peer group is based on the companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and includes: AGCO Corporation, The Alpine Group, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Engine Company, Inc., Deere & Company, Dover Corporation, Flowserve Corporation, General Cable Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology, ITT Industries, Inc., Kennametal Inc., Lennox International Inc., Milacron Inc., NACCO Industries, Inc., Pall Corporation, Parker-Hannifin Corporation, Pentair, Inc., Snap-On Incorporated, The Shaw Group Inc., Tecumseh Products Company, Teleflex, Terex Corporation, The Timken Company, and Walter Industries Inc.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
Fiscal years ended October 31	2010	2009	2008	2007	2006

OPERATING RESULTS:
Net sales	$1,690,378	$1,523,447	$1,878,184	$1,876,904	$1,835,991
Net sales growth (decline) from prior year	11.0%	(18.9)%	0.1%	2.2%	3.2%
Gross profit as a percentage of net sales	34.1%	33.5%	34.8%	36.1%	35.0%
Selling, general, and administrative expense as a percentage of net sales	25.1%	26.0%	24.2%	24.2%	24.0%
Earnings from operations	$151,266	$115,197	$198,409	$223,649	$202,876
Interest expense	17,113	17,578	19,333	19,445	17,672
Net earnings	93,237	62,837	119,651	142,436	129,145
As a percentage of net sales	5.5%	4.1%	6.4%	7.6%	7.0%
Basic net earnings per share	$2.83	$1.76	$3.17	$3.50	$3.01
Diluted net earnings per share	2.79	1.73	3.10	3.40	2.91
Return on average stockholders' equity	31.6%	18.5%	32.6%	37.4%	33.0%
SUMMARY OF FINANCIAL POSITION:
Total assets	$885,622	$872,682	$932,260	$950,837	$919,073
Average net working capital as a percentage of net sales[1]	13.9%	26.2%	27.5%	29.4%	29.5%
Long-term debt, including current portion	$225,548	$228,811	$230,791	$229,209	$175,000
Stockholders' equity	275,810	315,212	364,675	370,438	392,029
Debt-to-capitalization ratio	45.1%	42.5%	39.0%	38.3%	30.9%
CASH FLOW DATA:
Cash provided by operating activities	$193,507	$251,470	$215,722	$183,574	$190,271
Repurchases of Toro common stock	135,777	115,283	110,355	182,843	146,543
Cash dividends per share of Toro common stock	0.72	0.60	0.60	0.48	0.36
OTHER STATISTICAL DATA:
Market price range –
High sales price	$58.50	$42.03	$59.16	$63.69	$52.52
Low sales price	36.47	20.26	27.16	42.06	36.30
Average number of employees	4,607	4,612	5,133	5,320	5,343

1
Average net working capital is defined as monthly average accounts receivable plus inventory less trade payables.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis ("MD&A") provides material historical and prospective disclosures intended to enable investors and other readers to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors" and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment, and residential yard and snow removal products worldwide. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues have historically been, and we expect they will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

Summary of Fiscal 2010 Results

Fiscal 2010 was a recovery year after experiencing a difficult year during fiscal 2009. Our fiscal 2010 results included the following items of significance:

•
Net sales for fiscal 2010 increased by 11.0 percent to $1,690.4 million compared to fiscal 2009. This increase was primarily attributable to increased demand for our products largely resulting from improved economic conditions in the U.S. and certain international markets where we conduct business, the successful introduction of new products that were well received by customers, and the significant reduction in field inventory levels during fiscal 2009 that was not duplicated in fiscal 2010.

•
Professional segment net sales, which represented over 64 percent of our total consolidated net sales in fiscal 2010, grew 12.4 percent to $1,085.5 million in fiscal 2010 compared to fiscal 2009 due to strong sales in the golf market and customer acceptance of new products introduced, particularly for landscape contractor equipment.
•
Our residential segment net sales were also up by 10.7 percent to $589.7 million in fiscal 2010 compared to fiscal 2009 as a result of continued strong demand for our products and additional product placement for our zero-turn radius riding mowers. Shipments of snow thrower products also increased due to strong demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction for our redesigned offering of snow thrower products.
•
International net sales for fiscal 2010 were up 10.3 percent to $537.6 million compared to fiscal 2009, due to increased demand as a result of new golf development projects, mainly in Asia, additional manufacturing capacity that increased production and sales of our water conserving products for agricultural markets to meet growing worldwide demand, and improved economic conditions in certain international markets resulting in increased demand for our products. Approximately $12 million of this net sales growth was the result of the weakening of the U.S. dollar compared to other currencies in which we transact business. International net sales comprised 31.8 percent of our total consolidated net sales in fiscal 2010 compared to 32.0 percent in fiscal 2009 and 32.4 percent in fiscal 2008.
•
Fiscal 2010 net earnings rose 48.4 percent to $93.2 million compared to fiscal 2009, and diluted net earnings per share increased 61.3 percent to $2.79 compared to fiscal 2009. Our one-year initiative, "5 in One: Back on Course," was successful as we surpassed our goal of five percent profit after tax as a percentage of net sales for fiscal 2010 by achieving 5.5 percent profit after tax as a percentage of net sales.
•
Gross margin was 34.1 percent in fiscal 2010, up 60 basis points from 33.5 percent in fiscal 2009. As we experienced increased demand for our products in fiscal 2010, our manufacturing costs were lower from increased plant utilization, which benefited our gross margin in fiscal 2010 compared to fiscal 2009. In addition, our gross margin for fiscal 2010 was positively impacted by increased sales of our higher-margin products as compared to fiscal 2009 and continued cost reduction efforts. However, higher commodity prices in fiscal 2010 compared to fiscal 2009 hindered our gross margin growth rate.
•
Although selling, general, and administrative ("SG&A") expense was up 7.4 percent in fiscal 2010 compared to fiscal 2009, primarily from higher employee incentive compensation related to improved financial performance, most other SG&A costs were down, reflecting structural cost reductions and continued spending discipline. SG&A expense as a percentage of net sales in fiscal 2010 was down to 25.1 percent compared to 26.0 percent in fiscal 2009.
•
We continued to place emphasis on, and take proactive measures related to, reducing working capital and improving asset management. As a result of these efforts, we achieved our long-term goal to reduce average net working capital (accounts receivable plus inventory less trade payables) as a percent of net sales below 20 percent, or "to the teens," in fiscal 2010. Our average net working capital as a percent of net sales as of the end of fiscal 2010 was 13.9 percent. Our domestic field inventory levels were also slightly down as of the end of fiscal 2010 compared to the end of fiscal 2009 due in part to our continued focus to improve field inventory management.
•
We continued our history of paying cash dividends and we increased our fiscal 2010 quarterly cash dividend by 20 percent to $0.18 per share compared to our quarterly cash dividend in fiscal 2009 of $0.15 per share.
•
Our stock repurchase program returned a significant amount of cash to our shareholders during fiscal 2010, which reduced our number of shares outstanding. This reduction resulted in a benefit to our diluted net earnings per share of approximately $0.22 per share in fiscal 2010 compared to fiscal 2009.

Outlook for Fiscal 2011

While worldwide economic uncertainty remains, we are encouraged by the financial results we achieved in fiscal 2010. We understand the path to economic recovery will occur at different times and at different rates across our markets and the regions of the world in which we compete. As a result, we have taken, and continue to take, proactive measures to manage through this volatile economic environment to ensure we are positioned to drive strong financial results and gain market share throughout the recovery. We believe the key drivers for our fiscal 2011 financial performance will include, among many others, the following main factors:

•
We intend to continue to focus on international markets to grow our revenues. We plan to continue investing in new products designed specifically for international markets and in infrastructure around the world that will connect us more closely to international customers, increasing our global presence. For example, during fiscal 2011, we plan to open a new facility in Eastern Europe to manufacture micro-irrigation products as we anticipate market demand for our water conserving products to increase in and around that geographic region, which should reduce transportation and other manufacturing costs and increase operating efficiencies. Sales in Australia and Asia were strong in fiscal 2010 and we expect continued growth in fiscal 2011 in those regions of the world. A long-term goal is for international sales to comprise a larger percentage of our total consolidated net sales.

  As we anticipate economic conditions in some international markets to improve, we expect our international sales to increase in fiscal 2011 compared to fiscal 2010.

•
We anticipate fiscal 2011 net sales in our professional segment to increase compared to those in fiscal 2010, as we expect continued strong demand for our landscape contractor equipment, namely new products that we plan to introduce in fiscal 2011 together with products we introduced within the past two fiscal years, to positively impact our professional segment net sales during fiscal 2011. We also anticipate the golf market to continue to grow and sales of our golf market products to increase in fiscal 2011 compared to fiscal 2010 as we plan to continue to enhance our product offering for that market with innovative new and improved products, which should drive higher sales. However, we expect governmental budgets to remain tight in fiscal 2011, impacting our sales to municipalities and other governmental units. We anticipate growth in the irrigation market for products that help conserve the use of water, namely for the commercial, residential, and agricultural markets, as the need to become more efficient in water use is expected to drive demand for our products. We plan to invest in new products, manufacturing capacity, and infrastructure globally as products used for water conservation are expected to be a long-term focus for us. Our long-term goal is for water related products to comprise a larger percentage of our total consolidated net sales.
•
As we anticipate a continued slow economic recovery in fiscal 2011 for residential consumers, we expect our residential segment net sales to slightly increase compared to fiscal 2010. We anticipate our broad array of new riding product offerings to continue to be well received by customers in fiscal 2011.
•
During fiscal 2011, we anticipate our gross margin rate to slightly increase compared to fiscal 2010. We anticipate average prices for commodities to be higher in fiscal 2011 compared to the average prices paid for commodities in fiscal 2010. We plan to mitigate anticipated higher commodity costs by continuing to aggressively pursue cost reduction efforts.
•
We expect net earnings and diluted net earnings per share to be up in fiscal 2011 compared to fiscal 2010, driven mainly by our expectation of sales growth, leveraging of SG&A expense, and an improvement in our gross margin rate, as well as a reduction in our diluted shares outstanding due to anticipated repurchases of our common stock.
•
In fiscal 2011, we plan to continue our focus on efficient asset utilization. We anticipate our average net working capital as a percentage of net sales in fiscal 2011 to be relatively even compared to fiscal 2010. Consistent with our focus on asset management, we believe our domestic field inventory levels are currently appropriate and we anticipate field inventory levels to be approximately even as of the end of fiscal 2011 compared to the end of fiscal 2010.

   We will continue to keep a cautionary eye on the global economies and the pace and degree of recovery, retail demand, field inventory levels, commodity prices, weather, competitive actions, expenses, and other factors identified in Part I, Item 1A, "Risk Factors" of this report, which could cause our actual results to differ from our anticipated outlook.

RESULTS OF OPERATIONS

Fiscal 2010 net earnings were $93.2 million compared to $62.8 million in fiscal 2009, an increase of 48.4 percent. Fiscal 2010 diluted net earnings per share were $2.79, an increase of 61.3 percent from $1.73 per share in fiscal 2009. The primary factors contributing to the net earnings improvement were higher sales volumes, an increase in gross margin, and an increase in other income, somewhat offset by higher SG&A expenses. In addition, our net earnings per diluted share were benefited by approximately $0.22 per share in fiscal 2010 compared to fiscal 2009 as a result of reduced shares outstanding from repurchases of our common stock.

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

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.9)	(66.5)	(65.2)

Gross margin	34.1	33.5	34.8
SG&A expense	(25.1)	(26.0)	(24.2)
Interest expense	(1.0)	(1.1)	(1.0)
Other income (expense), net	0.4	(0.1)	0.1
Provision for income taxes	(2.9)	(2.2)	(3.3)

Net earnings	5.5%	4.1%	6.4%

Fiscal 2010 Compared With Fiscal 2009

Net Sales.   Worldwide net sales in fiscal 2010 were $1,690.4 million compared to $1,523.4 million in fiscal 2009, an increase of 11.0 percent. This net sales improvement was primarily driven by:

•
Higher shipments of worldwide professional segment products largely resulting from improved economic conditions, a significant reduction in field inventory levels during fiscal 2009 that was not duplicated during fiscal 2010, the successful introduction of new products that were well received by customers resulting in increased sales, and additional manufacturing capacity that increased production and sales of our water conserving products for agricultural markets to meet growing worldwide demand.

•
An increase in residential segment net sales attributable to continued strong demand, resulting in part from customer acceptance of and additional product placement for zero-turn radius riding mowers. In addition, shipments of snow thrower products were up due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction for our redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010 instead of the fourth quarter of fiscal 2009.
•
International net sales were also up for both our professional and residential segments due also to increased demand primarily from improved economic conditions in our key international markets and the successful introduction of new products that were well received by customers, as well as a weaker average U.S. dollar compared to other currencies in which we transact business that accounted for approximately $12 million of our net sales increase.

Partially offsetting those positive factors was a decline in net sales for our other segment due to the elimination of Toro Credit Company ("TCC"), our wholly owned financing company, floor plan interest costs resulting from the establishment of Red Iron Acceptance LLC ("Red Iron"), our financing joint venture with TCF Inventory Finance, Inc. ("TCFIF"), as well as lower net sales at our wholly owned Midwestern distributorship.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the notes to our consolidated financial statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin increased by 60 basis points to 34.1 percent in fiscal 2010 from 33.5 percent in fiscal 2009. This improvement was mainly the result of the following factors:

•
A higher proportionate share of professional segment sales that carry higher average gross margins than residential segment sales.
•
Lower manufacturing costs from higher plant utilization, mainly related to increased demand for our products.
•
Cost reduction efforts implemented during the past two fiscal years.

Somewhat offsetting those positive factors were:

•
Higher average prices paid for commodities in fiscal 2010 compared to fiscal 2009.
•
An increase in our last-in first-out ("LIFO") reserve of $0.6 million in fiscal 2010, as compared to a reduction in our LIFO reserve in fiscal 2009 that benefited our gross margin by $3.3 million in fiscal 2009.
•
An increase in freight expense due to higher fuel prices.

Selling, General, and Administrative (SG&A) Expense.   SG&A expense increased $29.3 million, or 7.4 percent, from fiscal 2009. See Note 1 of the notes to our consolidated financial statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expenses as a percentage of net sales. SG&A expense rate in fiscal 2010 decreased to 25.1 percent compared to 26.0 percent in fiscal 2009 due to fixed SG&A costs spread over higher sales volumes. The following factors increased our SG&A expense:

•
An increase of $21.2 million in employee incentive compensation expense as a result of improved financial performance in fiscal 2010, as compared to fiscal 2009.
•
Higher marketing and warehousing costs of nearly $9 million as a result of increased sales volumes.
•
An increase in product liability expense of $2.5 million as a result of unfavorable claims experience.

Somewhat offsetting those increases were costs incurred in fiscal 2009 for work force adjustments of $4.3 million that were not duplicated in fiscal 2010.

Interest Expense.   Interest expense for fiscal 2010 decreased by 2.6 percent compared to fiscal 2009 as a result of lower average debt levels.

Other Income (Expense), Net.   Other income (expense), net consists mainly of interest income, litigation settlements and recoveries, currency exchange rate gains and losses, equity income and losses from investments, and financing revenue. Other income for fiscal 2010 was $7.1 million compared to other expense of $1.8 million in fiscal 2009. This increase in other income, net was due mainly to the following factors:

•
Expenses incurred in fiscal 2009 for several legal matters in the aggregate of $6.8 million that were not duplicated in fiscal 2010.
•
An increase in income from equity investments of nearly $3 million.

Somewhat offsetting those increases was a decline in financing revenue of $1.8 million.

Provision for Income Taxes.   The effective tax rate for fiscal 2010 was 34.0 percent compared to 34.4 percent in fiscal 2009. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent it is more likely than not that any portion of the deferred tax asset will not be recognized. The decrease in the effective tax rate was due to a valuation allowance recorded in fiscal 2009 of $1.5 million for foreign subsidiaries' net operating loss carry-forwards that was not duplicated in fiscal 2010 and the favorable resolution of a transfer pricing issue. This decrease was somewhat offset by the expiration of the domestic research tax credit on December 31, 2009.

   We anticipate our tax rate for fiscal 2011 to be lower than fiscal 2010 due to the extension of the domestic research tax credit in mid-December 2010.

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
•
A slight decline in residential segment net sales by 1.9 percent in fiscal 2009 compared to fiscal 2008 primarily attributable to lower demand of riding products as a result of poor economic conditions, despite customer acceptance for our new line of zero-turn radius riding mowers, a decrease in electric blower product sales, and a decrease in sales of snow thrower products due to the timing of the introduction for our redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010.
•
Lower domestic field inventory levels as of the end of fiscal 2009 compared to the end of fiscal 2008 as our shipments decline more than retail demand, as well as improved field inventory management.

Partially offsetting those negative factors were strong shipments of walk power mowers due to additional product placement at a key retailer and a new and broader line of walk power mowers.

Gross Margin.   Gross margin decreased by 130 basis points to 33.5 percent in fiscal 2009 from 34.8 percent in fiscal 2008. This decline was mainly the result of the following factors:

•
Lower sales of our higher-margin products.
•
Higher manufacturing costs from lower plant utilization as we cut production to align it with the decline in sales volumes, combined with our ongoing efforts to lower inventory levels.
•
A stronger average U.S. dollar compared to most other currencies in which we transact business.

Somewhat offsetting those negative factors were:

•
A reduction in our LIFO reserve of $3.3 million that benefited our gross margin due to a significant decline in our inventory levels.
•
A decline in freight expense.

Selling, General, and Administrative (SG&A) Expense.   SG&A expense decreased $58.5 million, or 12.9 percent, from fiscal 2008. SG&A expense rate in fiscal 2009 increased to 26.0 percent compared to 24.2 percent in fiscal 2008 due to fixed SG&A costs spread over significantly lower sales volumes. The following factors decreased our SG&A expense:

•
Overall reduced spending in response to the worldwide recessionary economic conditions during fiscal 2009.
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

Other Income (Expense), Net.   Other expense, net for fiscal 2009 was $1.8 million compared to other income, net of $2.2 million in fiscal 2008. This increase in other expense, net was due mainly to the following factors:

•
Expenses of $6.8 million in the aggregate for several legal matters.
•
A decline in financing revenue of $1.5 million.
•
Lower interest income of $1.0 million.

Somewhat offsetting those increases were foreign currency exchange rate gains in fiscal 2009 of $0.6 million compared to foreign currency exchange losses in fiscal 2008 of $5.0 million.

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

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 12 of the notes to consolidated financial statements, we operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Operating earnings for our Professional and Residential segments are defined as earnings from operations plus other income (expense), net. Operating loss for the Other segment includes earnings (loss) from wholly owned domestic distribution company operations, corporate activities, other income (expense), and interest expense.

   The following information provides perspective on our business segments' net sales and operating results.

Professional

Professional segment net sales represented 64 percent of consolidated net sales for fiscal 2010, 63 percent for fiscal 2009, and

68 percent for fiscal 2008. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2010	2009	2008

Net sales	$1,085.5	$965.9	$1,304.1
% change from prior year	12.4%	(25.9)%	0.9%
Operating earnings	$173.8	$127.6	$233.4
As a percent of net sales	16.0%	13.2%	17.9%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2010 were up by 12.4 percent compared to fiscal 2009 primarily from higher shipments for most domestic and international product categories as a result of improved economic conditions and a significant reduction in field inventory levels during fiscal 2009 that was not duplicated in fiscal 2010. In addition, professional segment sales increased due to the following other factors:

•
Higher shipments of worldwide golf maintenance equipment and irrigation systems as customers increased capital spending after delayed investments during the past two fiscal years from poor economic conditions and new golf development projects, particularly in Asia, as well as the positive customer response for new products we introduced.
•
Strong sales of landscape contractor equipment as a result of the successful introduction of new products that were well received by customers.
•
Increased net sales of micro-irrigation products due to our investments in additional manufacturing capacity that increased production of our water conserving products to meet the growing worldwide market demand.
•
A weaker average U.S. dollar compared to most other currencies in which we transact business.

Our domestic field inventory levels of our professional segment products were slightly down as of the end of fiscal 2010 as compared to the end of fiscal 2009 due to continued field inventory management.

   Worldwide net sales for the professional segment in fiscal 2009 were significantly down by 25.9 percent compared to fiscal 2008 primarily from lower shipments for most domestic and international product categories due to decreased demand largely as a result of the worldwide recessionary economic conditions during fiscal 2009. Sales of golf maintenance equipment and irrigation systems declined as customers delayed investments in new equipment at existing golf courses and new golf course construction slowed, and sales of residential/commercial irrigation systems were down as a result of weakness in the housing and commercial construction markets. In addition, landscape contractor equipment net sales decreased, despite the fact that our new products, which included our next generation of zero-turn radius riding mowers and Toro GrandStand® stand-on mowers, were well received by customers. A stronger average U.S. dollar compared to most other currencies in which we transact business also negatively impacted our net sales. Our domestic field inventory levels were also down as of the end of fiscal 2009 as compared to the end of fiscal 2008 as our shipments declined more than retail demand, as well as improved field inventory management.

Operating Earnings.   Operating earnings for the professional segment in fiscal 2010 increased 36.2 percent compared to fiscal 2009. Expressed as a percentage of net sales, professional segment operating margins increased to 16.0 percent in fiscal 2010 compared to 13.2 percent in fiscal 2009. The following factors impacted professional segment operating earnings:

•
Higher gross margins in fiscal 2010 compared to fiscal 2009 as a result of increased sales volumes and lower manufacturing costs from increased plant utilization due to increased demand for our products, combined with our continued cost reduction efforts. However, increased freight expense driven by higher fuel prices and rising commodity prices hampered our professional segment gross margin improvement.
•
A decline in SG&A expense rate in fiscal 2010 compared to fiscal 2009 due mainly to leveraging SG&A costs over higher sales volumes.

   Operating earnings for the professional segment in fiscal 2009 decreased 45.3 percent compared to fiscal 2008. Expressed as a percentage of net sales, professional segment operating margins decreased to 13.2 percent in fiscal 2009 compared to 17.9 percent in fiscal 2008. The operating profit decline was due mainly to lower gross margins as a result of higher manufacturing costs from lower plant utilization as we cut production to align it with the decline in sales volumes, a stronger average U.S. dollar compared to most other currencies in which we transact business, and higher tooling costs from investments in tools for new products. A higher SG&A expense rate also hampered operating earnings due mainly to fixed SG&A costs spread over lower sales volumes, as well as higher product liability expense.

Residential

Residential segment net sales represented 35 percent of consolidated net sales for fiscal 2010 and fiscal 2009, and 30 percent for fiscal 2008. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2010	2009	2008

Net sales	$589.7	$532.7	$542.9
% change from prior year	10.7%	(1.9)%	0.3%
Operating earnings	$58.0	$46.4	$35.3
As a percent of net sales	9.8%	8.7%	6.5%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2010 were up by 10.7 percent compared to fiscal 2009 primarily as a result of the following factors:

•
Strong shipments of zero-turn radius riding mowers attributable to continued strong demand, resulting in part from customer acceptance of new products and additional product placement.
•
An increase in sales of snow thrower products due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction for our redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010 instead of the fourth quarter of fiscal 2009.
•
A weaker average U.S. dollar compared to most other currencies in which we transact business.

   Worldwide net sales for the residential segment in fiscal 2009 were slightly down by 1.9 percent compared to fiscal 2008. This decrease was due primarily to decreased demand primarily resulting from the global recessionary economic conditions, as well as a stronger U.S. dollar compared to most other currencies in which we transact business. Electric blower product sales were also down as a result of lost product placement at a mass retailer, and sales of snow thrower products were lower as a result of the timing of the introduction for our redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010. Somewhat offsetting those positive factors were increased shipments of walk power mowers as a result of additional product placement at a key retailer and a new and broader line of walk power mowers, as well as positive customer response for our new line of zero-turn radius riding mowers.

Operating Earnings.   Operating earnings for the residential segment in fiscal 2010 increased 25.0 percent compared to fiscal 2009. Expressed as a percentage of net sales, residential segment operating margins improved to 9.8 percent in fiscal 2010 compared to 8.7 percent in fiscal 2009. The following factors impacted residential segment operating earnings:

•
An improvement in gross margins primarily from increased sales volumes of higher-margin products and the resulting effects of cost reduction efforts. These favorable benefits were somewhat offset by higher commodity costs, an increase in freight expense, and higher manufacturing costs due to operating inefficiencies as a result of higher than anticipated customer demand.
•
An increase in SG&A expense from higher spending for marketing, product liability, incentive compensation, and warehousing costs.

   Operating earnings for the residential segment in fiscal 2009 increased 31.3 percent compared to fiscal 2008. Expressed as a percentage of net sales, residential segment operating margins improved to 8.7 percent compared to 6.5 percent in fiscal 2008 due to a slight improvement in gross margins and a decline in SG&A expense from lower spending for marketing, engineering, administration, and warehousing costs as a result of budget reductions.

Other

(Dollars in millions) Fiscal years ended October 31	2010	2009	2008

Net sales	$15.2	$24.8	$31.2
% change from prior year	(38.5)%	(20.5)%	(27.2)%
Operating loss	$(90.4)	$(78.2)	$(87.4)

Net Sales.   Net sales for the Other segment includes sales from our wholly owned domestic distribution companies less sales from the Professional and Residential segments to those distribution companies. In fiscal 2009, the Other segment also included elimination of the professional and residential segments' floor plan interest costs from TCC. With the establishment of Red Iron beginning in fiscal 2010, net sales for the Other segment no longer includes corporate financing activities, including the elimination of floor plan costs from TCC, which results in lower net sales for the other segment. The other segment net sales in fiscal 2010 decreased 38.5 percent compared to fiscal 2009 as a result of the elimination of TCC floor plan interest costs, as well as lower net sales at our wholly owned Midwestern distributorship.

   The other segment net sales in fiscal 2009 decreased 20.5 percent compared to fiscal 2008 due to reduced demand largely resulting from the domestic economic recession, as well as a reduction in the elimination of floor plan interest costs as a result of lower receivables with TCC and a reduction in interest rates.

Operating Loss.   Operating loss for the other segment in fiscal 2010 increased by 15.7 percent compared to fiscal 2009. This loss increase was primarily attributable to an increase in employee incentive compensation expense due to improved financial performance in fiscal 2010, as compared to fiscal 2009, and the elimination of TCC floor plan costs. Somewhat offsetting those factors was a decline in expenses incurred in fiscal 2009 for several legal matters that were not duplicated in fiscal 2010, income from our investment in Red Iron, overall reduced spending from our leaner cost structure as a result of actions we implemented in fiscal 2009, as well as elimination of costs incurred in fiscal 2009 for workforce adjustments.

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

FINANCIAL CONDITION

Working Capital

We have taken proactive measures to improve working capital utilization, including managing our assets, controlling costs, and adjusting production plans. As such, our financial condition remains strong. We continue to place emphasis on asset management, with a focus on minimizing the amount of working capital in the supply chain and maintaining or improving order replenishment and service levels to end users. In connection with the established of Red Iron, our financing joint venture with TCFIF, we sold certain receivables, including floor plan and open account receivables, from most U.S. and Canadian distributors and dealers of our products at a purchase price equal to the face value of the receivables or the purchase price paid for such receivables. Red Iron began financing floor plan receivables in the fourth quarter of fiscal 2009. Red Iron also began financing open account receivables, as well as floor plan receivables previously financed by a third party financing company, during our first quarter of fiscal 2010. The sale of these receivables enables us to use our working capital for strategic purposes, such as research and development of innovative new products, improvements in the quality and performance of existing products, strategic acquisitions and investments, and return value to shareholders through share repurchases and cash dividends.

   The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2010		2009

Average cash and cash equivalents	$175.3		$86.2
Average receivables, net	174.4		273.6
Average inventories, net	188.7		213.3
Average accounts payable	128.3		87.2
Average days outstanding for receivables	38		66
Average inventory turnover	5.90	x	4.75	x

   Average net receivables decreased 36.3 percent in fiscal 2010 compared to fiscal 2009, and average days outstanding for receivables decreased to 38 days in fiscal 2010 compared to 66 days in fiscal 2009 due mainly to the sale of our floor plan and open account receivables to Red Iron during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, respectively. Average net inventories decreased 11.5 percent in fiscal 2010 compared to fiscal 2009, and average inventory turnover improved by 24.2 percent in fiscal 2010 compared to fiscal 2009 as we continued our focus on improving asset management and greater than expected demand during fiscal 2010. In addition, as part of our working capital initiative, average accounts payable increased 47.1 percent in fiscal 2010 compared to fiscal 2009, driven by our supply chain initiatives and higher levels of production due to increased demand for our products. As a result of the culmination of these efforts, in fiscal 2010 we achieved our long-term goal to reduce average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales at a level below 20 percent, or "to the teens." Our average net working capital as a percentage of net sales as of the end of fiscal 2010 was 13.9 percent.

   We expect average receivables to increase slightly and average days outstanding for receivables in fiscal 2011 to remain flat as compared to fiscal 2010. We anticipate average inventory turnover to decline in fiscal 2011 compared to fiscal 2010 as demand exceeded our expectations in fiscal 2010 resulting in lower than average inventory levels. Therefore, we expect to increase our average inventory levels in fiscal 2011 to meet anticipated higher demand for our products. We also anticipate average accounts payable to increase slightly in fiscal 2011 compared to fiscal 2010 driven by our supply chain initiatives.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2010 capital expenditures of $48.7 million were 28.4 percent higher compared to fiscal 2009. This increase was primarily attributable to production equipment and tooling expenditures for new products, as well as investments in additional manufacturing capacity that increased production for our water conserving products. Capital expenditures for fiscal 2011 are anticipated to be approximately $60 million as we expect to continue to invest in new product tooling, replacement production equipment, expansion of our vertical integration capabilities, as well as a new micro-irrigation manufacturing facility in Eastern Europe.

   Long-term assets as of October 31, 2010 were $300.6 million compared to $290.5 million as of October 31, 2009, a slight increase of 3.5 percent. This increase was due primarily to the addition of intangible assets from an acquisition.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions) October 31	2010	2009

Short-term debt	$1.0	$4.5
Long-term debt, including current portion	225.5	228.8
Stockholders' equity	275.8	315.2
Debt-to-capitalization ratio	45.1%	42.5%

   Our debt-to-capitalization ratio was higher in fiscal 2010 compared to fiscal 2009 due to a decrease in stockholders' equity as we continued to repurchase shares of our common stock.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs,

capital expenditures, expansion and upgrading of existing facilities, as well as for financing receivables from customers. We believe that cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. One of the purposes of establishing Red Iron, our previously discussed joint venture with TCFIF is to free up our working capital for strategic purposes, which may include, among other things, research and development of innovative new products, improvements in the quality and performance of existing products, strategic acquisitions and investments, and returning value to shareholders through share repurchases and cash dividends. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Cash Dividends

Each quarter in fiscal 2010, our Board of Directors declared a cash dividend of $0.18 per share, which was a 20 percent increase over our cash dividend of $0.15 per share paid each quarter in fiscal 2009. Our Board of Directors recently increased our first quarter of fiscal 2011 quarterly cash dividend by 11 percent to $0.20 per share from the quarterly cash dividend paid in the first quarter of fiscal 2010.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2010	2009	2008

Operating activities	$193.5	$251.5	$215.7
Investing activities	(60.8)	(46.0)	(51.5)
Financing activities	(142.3)	(121.3)	(124.0)
Effect of exchange rates on cash	(0.8)	4.2	(2.8)

Net cash (used) provided	$(10.4)	$88.4	$37.4

Cash and cash equivalents as of fiscal year end	$177.4	$187.8	$99.4

Cash Flows Provided by Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2010, cash provided by operating activities decreased $58.0 million, or 23.0 percent, from fiscal 2009. This decrease was primarily attributable to cash received in fiscal 2009 from the initial sale of floor plan receivables to Red Iron and an increase in inventory levels, somewhat offset by higher net earnings and an increase in trade payables, all in fiscal 2010 as compared to fiscal 2009. In fiscal 2010, net earnings accounted for nearly 50 percent of our cash flows from operations, whereas in fiscal 2009, 25 percent of our cash flows from operations was attributable to net earnings.

Cash Flows Used in Investing Activities.   Capital expenditures and acquisitions are our primary uses of capital resources. These investments are intended to enable sales growth in new markets and expand existing markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities was up 32.3 percent in fiscal 2010 compared to fiscal 2009 due mainly to an increase in purchases of property, plant, and equipment and higher amounts of cash used for acquisitions.

Cash Flows Used in Financing Activities.   Cash used in financing activities increased 17.3 percent in fiscal 2010 compared to fiscal 2009. This increase was primarily attributable to higher levels of funds used to repurchase our common stock in fiscal 2010 compared to fiscal 2009.

Credit Lines and Other Capital Resources

Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and extended payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. As of October 31, 2010, seasonal cash requirements were financed from operations and with short-term financing arrangements, including our unsecured senior five-year revolving credit facility that expires in January 2012. Interest expense on this credit facility is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. We had no outstanding short-term debt under this revolving credit facility as of October 31, 2010 and 2009. We intend to amend or replace this credit facility prior to its expiration in January 2012. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $19 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2010, we had $0.8 million outstanding short-term debt under these lines of credit. We also have a letter of credit subfacility as part of our credit agreement. As of October 31, 2010, we had $10.4 million of outstanding standby letters of credit. As of October 31, 2010, we had $232.6 million of unutilized availability under our credit agreements. Significant financial covenants in our credit agreement during fiscal 2010 included interest coverage and debt-to-capitalization ratios.

   On November 9, 2010, we amended the terms of our credit agreement for our revolving credit facility to better match our financing needs to our ongoing capital requirements. The amendment included the following changes: (i) replace the debt-to-capitalization covenant with a debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant that shall not exceed 3.25 to 1.00 for any four-quarter period; (ii) remove language that prohibits us from repurchasing our own debt; and (iii) reduce the total amount of the credit line from $225.0 million to $175.0 million. This amendment provides us with more flexibility in the deployment of our capital, while reducing ongoing costs to maintain the amount of credit required for ongoing operations. We were in compliance with all prior and current covenants related to our credit agreement for our revolving credit facility as of October 31, 2010, and we expect to be in compliance with all covenants during fiscal 2011. Our credit agreement for our revolving credit facility requires compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50 to 1.00, the interest rate we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2010 by Standard and Poor's Ratings Group at BBB- and by Moody's Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2010, we continued repurchasing shares of our common stock thereby reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. As of October 31, 2010, 1,329,238 shares remained available for repurchase under our Board authorization.

   On December 1, 2010, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of our common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by our Board of Directors at any time.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2010	2009	2008

Shares of common stock purchased	2,678,474	3,316,536	2,809,927
Cost to repurchase common stock	$135.8	$115.3	$110.4
Average price paid per share	$50.69	$34.76	$39.27

   We expect to continue repurchasing shares of our common stock in fiscal 2011 depending upon market conditions and our cash position.

Customer Financing Arrangements

Wholesale Financing.   In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Under a separate arrangement, during the first quarter of fiscal 2010, we implemented a program with TCFCFC to provide inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron purchased $804.1 million of receivables from us during fiscal 2010, of which $131.4 million was outstanding as of October 31, 2010.

   Some independent international dealers continue to finance their products with third party sources. These third party financing companies purchased $11.1 million of receivables from us during fiscal 2010, of which $5.0 million was outstanding as of October 31, 2010.

   We also enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2010, we were contingently liable to repurchase up to a maximum amount of $12.1 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our operating results.

   We continue to provide inventory financing to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; and government customers.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the

U.S. and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. During fiscal 2007, we entered into an amended agreement with a third party financing company that eliminated our contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, we are only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. From time to time, we enter into agreements where we provide recourse to the third party finance company in the event of default by the customer for lease payments to the third party finance company. Our maximum exposure for credit collection as of October 31, 2010 was $7.9 million.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2010 and 2009, we had outstanding notes receivable in the aggregate of $3.1 million and $3.2 million, respectively, from two distribution companies. The amounts are included in other current and long-term assets on our consolidated balance sheets.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2010.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt[1]	$1,970	$220	$—	$225,000	$227,190
Short-term debt[1]	776	—	—	—	776
Interest payments	16,162	32,171	32,162	276,498	356,993
Deferred compensation arrangements[2]	799	1,633	1,061	1,501	4,994
Purchase obligations	3,933	—	—	—	3,933
Operating leases[3]	12,956	17,854	9,128	15,523	55,461

Total	$36,596	$51,878	$42,351	$518,522	$649,347

1
Principal payments under our lines of credit.
2
The unfunded deferred compensation arrangements, covering certain current and retired management employees, consists primarily of salary and bonus deferrals under our deferred compensation plans. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant elections. Deferred compensation balances are invested according to the election of the participant in an array of funds that is substantially similar to the array of funds offered under The Toro Company Investment, Savings and Employee Stock Ownership Plan, and are payable at the election of the participant.
3
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance.

   As of October 31, 2010, we also had $13.3 million in outstanding letters of credit issued during the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $6.8 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

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

Inflation

We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2010, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2009, particularly in the second half of fiscal 2010, which hampered our gross margin growth rate in fiscal 2010 as compared to fiscal 2009. We will continue to closely follow the commodities that affect our product lines, and we anticipate average prices paid for commodities to be higher in fiscal 2011 as compared to fiscal 2010. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Acquisitions and Divestiture

On April 30, 2010, we completed the purchase of certain assets and assumed certain liabilities from USPraxis, Inc., a manufacturer of stump grinders, wood chippers, and log splitters for rental centers and landscape professionals. The addition of these products broadens and strengthens our equipment solutions for the rental and landscape markets.

   On October 29, 2010, we completed the acquisition of certain assets and assumed certain liabilities of one of our independent U.S. Western-based distributorships. During the first quarter of fiscal 2010, our wholly owned domestic distribution company also completed the acquisition of certain assets and assumed certain liabilities of one of our independent U.S. Midwestern-based distribution companies. During the first quarter of fiscal 2009, we also completed the sale of a portion of the operations of our company-owned distributorship.

   In fiscal 2009, we completed the purchase of certain assets and assumed certain liabilities of Ty-Crop Manufacturing Ltd., a leading manufacturer of topdressing and material handling equipment for golf course and sports fields applications. The acquisition of Ty-Crop's topdressing and material handling equipment enhanced our product offering of application and cultivation equipment to help customers achieve improved agronomic conditions of turf.

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

Warranty Reserve.   Warranty coverage on our products is for specified periods of time and on select products hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

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

Inventory Valuation.   We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the LIFO method for most U.S. inventories or the first-in, first-out ("FIFO") method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our manufacturing production accordingly.

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

New Accounting Pronouncements to be Adopted

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)." ASU No. 2010-06 requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. We adopted the provision of ASU No. 2010-06 for Level 1 and Level 2 fair-value measurements in our second fiscal quarter ended April 30, 2010, as required. We will adopt the provision of ASU No. 2010-06 for Level 3 fair-value measurements for our second fiscal quarter beginning on January 30, 2011, as required. We do not expect the adoption of ASU No. 2010-06 for Level 3 fair value measurements will have a material impact on our disclosures.

   In December 2009, the FASB issued ASU No. 2009-16, "Accounting for Transfers of Financial Assets," which amends Accounting Standards Codification ("ASC") 860, "Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140)." This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. We adopted ASU No. 2009-16 on November 1, 2010, as required. The adoption did not have a material effect on our consolidated financial statements.

   In December 2009, the FASB issued ASU No. 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which amends ASC 810, "Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R))." This ASU requires a qualitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. This ASU also requires additional disclosures about an enterprise's involvement in a VIE. We adopted ASU No. 2009-17 on November 1, 2010, as required. The adoption did not have a material effect on our consolidated financial statements.

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

   We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in market values of the related exposures. Therefore, changes in market values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Further information regarding gains and losses on our derivative instruments is presented in Note 14 of the notes to our consolidated financial statements.

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2011 and 2012. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income (expense), net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss ("AOCL"), and fair value impact of derivative instruments in other income (expense), net as of and for the fiscal year ended October 31, 2010 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact (Loss) Gain

Buy U.S. $/Sell Canadian dollar	0.9535	$8,772.0	$(145.0)	$(293.0)
Buy U.S. $/Sell Australian dollar	0.9387	65,537.8	(1,893.7)	(5,157.0)
Buy U.S. $/Sell Euro	1.3387	76,643.0	(2,844.3)	1,563.1
Buy U.S. $/Sell British pound	1.5761	2,836.9	–	(46.9)
Buy Mexican peso/Sell U.S. $	13.0919	20,088.8	703.9	240.4
Buy Romanian New Lei/Sell Euro	4.263	2,516.6	–	(8.6)

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Assuming a hypothetical increase of one percent (100 basis points) in short-term interest rates, with all other variables remaining constant, including the average balance of short-term debt outstanding during fiscal 2010, interest expense would have increased $12 thousand in fiscal 2010. Included in long-term debt is $225.5 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2010, the estimated fair value of long-term debt with fixed interest rates was $227.4 million compared to its carrying amount of $225.5 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.

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

   We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. Our manufacturing facilities enter into these fixed-price contracts for approximately 70 to 80 percent of their monthly anticipated usage.

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

   The company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

   Management, with the participation of the company's Chairman of the Board, President, and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2010.

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

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2010 and 2009 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company's management is responsible for these consolidated financial statements and the identified financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements and financial statement schedule included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company as of October 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the identified financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota December 22, 2010

 CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2010	2009	2008

Net sales	$1,690,378	$1,523,447	$1,878,184
Cost of sales	1,113,987	1,012,472	1,225,474

Gross profit	576,391	510,975	652,710
Selling, general, and administrative expense	425,125	395,778	454,301

Earnings from operations	151,266	115,197	198,409
Interest expense	(17,113)	(17,578)	(19,333)
Other income (expense), net	7,115	(1,831)	2,213

Earnings before income taxes	141,268	95,788	181,289
Provision for income taxes	48,031	32,951	61,638

Net earnings	$93,237	$62,837	$119,651

Basic net earnings per share of common stock	$2.83	$1.76	$3.17

Diluted net earnings per share of common stock	$2.79	$1.73	$3.10

Weighted-average number of shares of common stock outstanding – Basic	32,982	35,788	37,736
Weighted-average number of shares of common stock outstanding – Diluted	33,437	36,240	38,579

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2010	2009

ASSETS
Cash and cash equivalents	$177,366	$187,773
Receivables, net:
Customers (net of $3,828 and $4,075 as of October 31, 2010 and 2009, respectively, for allowance for doubtful accounts)	128,354	134,627
Other	14,547	9,082

Total receivables, net	142,901	143,709

Inventories, net	194,402	176,275
Prepaid expenses and other current assets	10,766	14,914
Deferred income taxes	59,538	59,467

Total current assets	584,973	582,138

Property, plant, and equipment, net	173,407	166,716
Deferred income taxes	842	3,585
Other assets	17,038	10,512
Goodwill	86,400	86,407
Other intangible assets, net	22,962	23,324

Total assets	$885,622	$872,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$1,970	$3,765
Short-term debt	1,034	4,529
Accounts payable	125,138	91,074
Accrued liabilities:
Warranty	56,934	54,273
Advertising and marketing programs	43,095	45,298
Compensation and benefit costs	58,707	47,214
Insurance	24,858	18,924
Income taxes	7,645	440
Other	48,902	51,284

Total current liabilities	368,283	316,801

Long-term debt, less current portion	223,578	225,046
Deferred revenue	10,944	8,510
Other long-term liabilities	7,007	7,113
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 31,394,942 shares as of October 31, 2010 and 33,369,486 shares as of October 31, 2009	31,395	33,369
Retained earnings	253,477	291,246
Accumulated other comprehensive loss	(9,062)	(9,403)

Total stockholders' equity	275,810	315,212

Total liabilities and stockholders' equity	$885,622	$872,682

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$93,237	$62,837	$119,651
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation and amortization	45,011	44,535	48,194
Equity (income) losses from affiliates	(2,599)	136	859
Gain on disposal of property, plant, and equipment	(85)	(18)	(196)
Gain on sale of a business	–	–	(113)
Decrease (increase) in deferred income taxes	2,940	4,691	(5,466)
Stock-based compensation expense	6,442	4,116	5,684
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(80)	126,721	14,770
Inventories, net	(9,920)	40,036	29,949
Prepaid expenses and other assets	3,056	(4,360)	719
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	55,505	(27,224)	1,671

Net cash provided by operating activities	193,507	251,470	215,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(48,699)	(37,939)	(48,914)
Proceeds from asset disposals	574	208	1,021
Increase in investments in affiliates	(3,659)	(3,811)	(250)
Decrease (increase) in other assets	635	1,982	(35)
Proceeds from sale of a business	–	–	1,048
Acquisitions, net of cash acquired	(9,657)	(6,400)	(4,430)

Net cash used in investing activities	(60,806)	(45,960)	(51,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	776	(2,326)	2,887
Repayments of long-term debt	(3,646)	(3,422)	(1,497)
Excess tax benefits from stock-based awards	3,396	7,403	3,522
Proceeds from exercise of stock options	16,680	13,726	3,997
Purchases of Toro common stock	(135,777)	(115,283)	(110,355)
Dividends paid on Toro common stock	(23,721)	(21,403)	(22,615)

Net cash used in financing activities	(142,292)	(121,305)	(124,061)

Effect of exchange rates on cash	(816)	4,209	(2,789)

Net (decrease) increase in cash and cash equivalents	(10,407)	88,414	37,312
Cash and cash equivalents as of the beginning of the fiscal year	187,773	99,359	62,047

Cash and cash equivalents as of the end of the fiscal year	$177,366	$187,773	$99,359

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$17,281	$17,724	$19,797
Income taxes	28,569	29,803	55,850
Shares issued in connection with stock-based compensation plans	903	1,524	2,305
Long-term debt issued in connection with acquisitions	440	1,500	3,130

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Income

Balance as of October 31, 2007	$37,951	$335,384	$(2,897)	$370,438

Cash dividends paid on common stock – $0.60 per share	–	(22,615)	–	(22,615)
Issuance of 343,862 shares under stock-based compensation plans	344	9,035	–	9,379
Contribution of stock to a deferred compensation trust	–	302	–	302
Purchase of 2,809,927 shares of common stock	(2,810)	(107,545)	–	(110,355)
Excess tax benefits from stock options	–	3,522	–	3,522
Retirement benefits adjustment, net of tax	–	–	359	359	$359
Foreign currency translation adjustments	–	–	(18,367)	(18,367)	(18,367)
Unrealized gain on derivative instruments, net of tax	–	–	12,361	12,361	12,361
Net earnings	–	119,651	–	119,651	119,651

Total comprehensive income					$114,004

Balance as of October 31, 2008	$35,485	$337,734	$(8,544)	$364,675

Cash dividends paid on common stock – $0.60 per share	–	(21,403)	–	(21,403)
Issuance of 1,201,256 shares under stock-based compensation plans	1,201	16,524	–	17,725
Contribution of stock to a deferred compensation trust	–	118	–	118
Purchase of 3,316,536 shares of common stock	(3,317)	(111,967)	–	(115,284)
Excess tax benefits from stock options	–	7,403	–	7,403
Retirement benefits adjustment, net of tax	–	–	(2,633)	(2,633)	$(2,633)
Foreign currency translation adjustments	–	–	13,286	13,286	13,286
Unrealized loss on derivative instruments, net of tax	–	–	(11,512)	(11,512)	(11,512)
Net earnings	–	62,837	–	62,837	62,837

Total comprehensive income					$61,978

Balance as of October 31, 2009	$33,369	$291,246	$(9,403)	$315,212

Cash dividends paid on common stock – $0.72 per share	–	(23,721)	–	(23,721)
Issuance of 703,930 shares under stock-based compensation plans	704	22,348	–	23,052
Contribution of stock to a deferred compensation trust	–	70	–	70
Purchase of 2,678,474 shares of common stock	(2,678)	(133,099)	–	(135,777)
Excess tax benefits from stock options	–	3,396	–	3,396
Retirement benefits adjustment, net of tax	–	–	681	681	$681
Foreign currency translation adjustments	–	–	(640)	(640)	(640)
Unrealized gain on derivative instruments, net of tax	–	–	300	300	300
Net earnings	–	93,237	–	93,237	93,237

Total comprehensive income					$93,578

Balance as of October 31, 2010	$31,395	$253,477	$(9,062)	$275,810

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

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

Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in Part I, Item 1A, "Risk Factors" of this report, which include, among others, economic conditions, foreign currency exchange rate impact, commodity costs, credit conditions, and consumer spending and confidence levels, all of which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are stated at cost, which approximates fair value.

Receivables

The company's financial exposure to collection of accounts receivable is reduced due to its Red Iron Acceptance, LLC ("Red Iron") joint venture with TCF Inventory Finance, Inc. ("TCFIF"), as further discussed in Note 3. For receivables not serviced through the company's joint venture with TCFIF, the company grants credit to customers in the normal course of business, performs on-going credit evaluations of customers, and maintains allowances for potential credit losses. Receivables are recorded at original carrying amount less reserves for estimated uncollectible accounts.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for most inventories. The first-in, first-out ("FIFO") method is used for all other inventories, constituting approximately 33 percent of total inventories as of October 31, 2010 and 2009. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production and product life, as well as planned and historical sales of the inventory.

   During fiscal 2010, no LIFO inventory layers were reduced. During fiscal 2009, LIFO inventory layers were reduced that resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $3,284 in fiscal 2009 below the amount that would have resulted from replacing the liquidated inventory at end of year prices.

   Inventories as of October 31 were as follows:

	2010	2009

Raw materials and work in progress	$66,152	$56,679
Finished goods and service parts	183,992	169,739

Total FIFO value	250,144	226,418
Less: adjustment to LIFO value	55,742	50,143

Total	$194,402	$176,275

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over three to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2010, 2009, and 2008, the company capitalized $131, $98, and $419 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2010	2009

Land and land improvements	$24,667	$22,736
Buildings and leasehold improvements	115,480	114,905
Machinery and equipment	396,228	358,575
Computer hardware and software	57,695	55,531

Subtotal	594,070	551,747
Less: accumulated depreciation	420,663	385,031

Total property, plant, and equipment, net	$173,407	$166,716

   During fiscal years 2010, 2009, and 2008, the company recorded depreciation expense of $42,108, $42,031, and $46,099, respectively.

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

Impairment of Long-Lived Assets

The company reviews indefinite-life intangible assets and goodwill, for impairment annually during each fourth fiscal quarter or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

   The company reviewed the fair value of its reporting units that have goodwill on their respective balance sheets with their corresponding carrying amount (with goodwill) during the fourth quarter of fiscal 2010. The company determined that it has seven reporting units, which are the same as its seven operating segments. Five reporting units contain goodwill on their respective balance sheets. As of August 27, 2010, the company performed a discounted cash flow analysis for all of its reporting units to estimate their respective fair values. The carrying amount is based on the assets and liabilities associated with the operations of each reporting unit, which includes an allocation of corporate assets and liabilities based on key financial ratios, such as a proportion of the total account balances to net sales or cost of sales of the respective reporting unit. Growth rates for sales and profits are determined using inputs from the company's annual long-range planning process. Management also makes estimates of discount rates, perpetuity growth assumptions, and other factors.

   The company also performed an assessment of its indefinite-life intangible assets, mainly trade names, as of October 31, 2010. The company's estimate of the fair value of its trade names are based on a discounted cash flow model using inputs which included: projected revenues from the company's annual plan; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate.

   Other long-lived assets, including property, plant, and equipment and definite-life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. For long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised.

   Based on the company's impairment analysis, the company wrote down $348, $1,071, and $3,843 of long-lived assets during fiscal 2010, 2009, and 2008, respectively.

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

   The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers'

decisions to finance amounts under this arrangement. However, the company's right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers. As of October 31, 2010 and 2009, $7,312 and $2,752, respectively, of the company's outstanding payment obligations had been placed on the accounts payable tracking system.

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

   The changes in accrued warranties were as follows:

Fiscal years ended October 31	2010	2009

Beginning Balance	$54,273	$58,770
Warranty provisions	36,540	32,721
Warranty claims	(32,570)	(38,225)
Changes in estimates	(1,334)	907
Addition from acquisitions	25	100

Ending Balance	$56,934	$54,273

Derivatives

Derivatives, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders' equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other income (expense), net in the consolidated statements of earnings.

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders' equity captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense), net in the consolidated statements of earnings.

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

Revenue Recognition

The company recognizes revenue for product sales when persuasive evidence of an arrangement exists, title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. A provision is made at the time the related revenue is recognized for estimated product returns, floor plan costs, rebates, and other sales promotional expenses. Sales, use, value-added, and other excise taxes are not recognized in revenue. Freight revenue billed to customers is included in net sales.

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

   The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title of its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. The amount of consignment inventory as of October 31, 2010 and 2009 was $12,819 and $11,103, respectively.

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

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $14,490, $9,452, and $12,597 for the fiscal years ended October 31, 2010, 2009, and 2008, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $39,281, $33,496, and $43,137 for the fiscal years ended October 31, 2010, 2009, and 2008, respectively.

Stock-Based Compensation

The company's stock-based compensation awards include performance shares issued to key employees that are contingent on the achievement of performance goals of the company, as well as non-qualified stock options and limited restricted stock awards. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. See Note 10 for additional information regarding stock-based compensation plans.

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

   Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2010	2009	2008

Weighted-average number of shares of common stock	32,980	35,784	37,730
Assumed issuance of contingent shares	2	4	6

Weighted-average number of shares of common stock and assumed issuance of contingent shares	32,982	35,788	37,736

DILUTED

(Shares in thousands) Fiscal years ended October 31	2010	2009	2008

Weighted-average number of shares of common stock and assumed issuance of contingent shares	32,982	35,788	37,736
Effect of dilutive securities	455	452	843

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	33,437	36,240	38,579

   Options to purchase an aggregate of 330,555, 1,406,871, and 763,802 shares of common stock outstanding during fiscal 2010, 2009, and 2008, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company's common stock during the same respective periods.

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

Statement of Stockholders' Equity and Comprehensive Income Information

Components of accumulated other comprehensive loss as of October 31 were as follows:

	2010	2009	2008

Foreign currency translation adjustment	$3,008	$2,368	$15,654
Adjustments to employee retirement benefits, net of tax	3,261	3,942	1,309
Unrealized loss (gain) on derivative instruments, net of tax	2,793	3,093	(8,419)

Total accumulated other comprehensive loss	$9,062	$9,403	$8,544

New Accounting Pronouncements Adopted

In April 2008, the Financial Accounting Standards Board ("FASB") issued revised guidance on determining the useful life of intangible assets. The revised guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The revised guidance applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. The company adopted this revised guidance on November 1, 2009, as required and the adoption only has a prospective impact on its financial position or results of operations.

   In December 2007, the FASB issued guidance for business combinations that requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at full fair value. It also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The company adopted this new guidance for any business combination occurring on or after November 1, 2009, as required. The adoption of the new guidance did not have a material impact on the company's financial position or results of operations.

   In September 2006, the FASB issued guidance that establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB deferred the implementation for certain nonfinancial assets and liabilities. The company adopted the authoritative guidance issued by the FASB for nonfinancial assets and liabilities that are not required to be measured on a recurring basis during the first quarter of fiscal 2010, as required, and for Level 1 and Level 2 fair value measurements during the second quarter of fiscal 2010, as required. The adoption of the guidance had no impact on the company's financial position or results of operations.

2	ACQUISITIONS AND DIVESTITURE

On October 29, 2010, the company completed the acquisition of certain assets and assumed certain liabilities of one of its independent U.S. Western-based distribution companies. On April 30, 2010, the company completed the purchase of certain assets and assumed certain liabilities from USPraxis, Inc., a manufacturer of stump grinders, wood chippers, and log splitters for rental centers and landscape professionals. On December 1, 2009, the company's wholly owned domestic distribution company completed the acquisition of certain assets and assumed certain liabilities of one of the company's independent U.S. Midwestern-based distribution companies. The aggregate estimated net purchase price of these acquisitions during fiscal 2010 was $9,137, which included cash payments, the issuance of a long-term note, and an estimated earnout consideration.

   On October 13, 2009, the company completed the purchase of certain assets and assumed certain liabilities for Ty-Crop Manufacturing Ltd., a leading manufacturer of topdressing and material handling equipment for golf course and sports fields applications. The purchase price was $7,900, with $6,400 paid in cash and $1,500 in a long-term note. During the first quarter of fiscal 2009, the company also completed the sale of a portion of the operations of its company-owned distributorship.

   On October 10, 2008, the company completed the purchase of certain assets and assumed certain liabilities of Southern Green, Inc., a leading manufacturer of deep-tine aeration equipment. On December 6, 2007, the company completed the purchase of Turf Guard wireless monitoring technology from JLH Labs, LLC, a leader in wireless soil monitoring technology. In accordance with the terms of the asset purchase agreement, as amended, the company may be obligated to make earn-out payments to JLH Labs, LLC over the six-year period ending October 31, 2013 based on the financial results of Turf Guard systems.

   The aggregate purchase price of these acquisitions during fiscal 2008 was $7,560, with $4,430 paid in cash and $3,130 in long-term notes.

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

On August 12, 2009, the company and TCFIF, a subsidiary of TCF National Bank, established Red Iron as a joint venture to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company's products in the U.S. and to select distributors of the company's products in Canada. The initial term of Red Iron will continue until October 31, 2014, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company's products in Canada. In connection with the establishment of Red Iron, the company terminated its agreement with a third party financing company that previously provided floor plan financing to dealers of the company's products in the U.S. and Canada. During the first quarter of fiscal 2010, Red Iron began financing open account receivables, as well as floor plan receivables previously financed by such third party financing company. Red Iron also began financing floor plan receivables during the company's fourth quarter of fiscal 2009.

   The company sold to Red Iron certain inventory receivables, including floor plan and open account receivables, from distributors and dealers of the company's products, at a purchase price equal to the face value of the receivables. The initial transactions occurred during the company's fourth quarter of fiscal 2009 and included the sale of the company's floor plan receivables in the aggregate amount of $72,757. A subsequent transaction occurred during the company's first quarter of fiscal 2010 and included the sale of open account receivables for customers whose floor plan receivables were sold to Red Iron in October 2009, as well as for customers whose floor plan receivables were previously financed by a third party financing company, in the aggregate amount of $18,108. As the company sold receivables to Red Iron, the company derecognized receivables from its books upon receipt of cash from Red Iron for receivables sold. Red Iron purchased $804,083 of receivables from the company during fiscal 2010.

   On October 29, 2010, the company and Red Iron amended their repurchase agreement under which Red Iron provides financing for certain dealers and distributors. Instead of transactions under the agreements being characterized as a sale of receivables from the company to Red Iron, the transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron that extinguishes the obligation of the dealer or distributor to make payment to the company under the terms of the invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company.

   The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Red Iron is managed through a management committee consisting of eight persons, four of whom are designated by the company and four of whom are designated by TCFIF. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2010 and 2009 was $9,693 and $3,535, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7,500 in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $731 and $4,529 as of October 31, 2010 and 2009, respectively.

   As of October 31, 2010 and 2009, Red Iron's total assets were $190,732 and $65,894, respectively and total liabilities were $169,193 and $58,038, respectively. Red Iron's net income for fiscal 2010 was $5,850 and Red Iron's net loss for fiscal 2009 was $613.

4	OTHER INCOME (EXPENSE), NET

Other income (expense) is as follows:

Fiscal years ended October 31	2010	2009	2008

Interest income	$1,056	$898	$1,856
Gross finance charge revenue	–	543	1,032
Retail financing revenue	779	1,716	2,717
Foreign currency exchange rate gain (loss)	813	641	(5,041)
Equity income (losses) from investments	2,599	(136)	(859)
Litigation recovery (settlements), net	57	(6,811)	1,025
Miscellaneous	1,811	1,318	1,483

Total other income (expense), net	$7,115	$(1,831)	$2,213

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2010 and 2009 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2008	$75,456	$10,736	$86,192
Translation adjustment	58	157	215

Balance as of October 31, 2009	$75,514	$10,893	$86,407
Translation and other adjustments	(92)	85	(7)

Balance as of October 31, 2010	$75,422	$10,978	$86,400

   The components of other intangible assets were as follows:

October 31, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$8,703	$(7,034)	$1,669
Non-compete agreements	2-10	3,039	(1,910)	1,129
Customer-related	6-13	7,471	(2,061)	5,410
Developed technology	2-10	13,984	(4,511)	9,473
Other		800	(800)	–

Total amortizable		33,997	(16,316)	17,681

Non-amortizable – trade name		5,281	–	5,281

Total other intangible assets, net		$39,278	$(16,316)	$22,962

October 31, 2009	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$8,654	$(6,641)	$2,013
Non-compete agreements	2-10	2,839	(1,517)	1,322
Customer-related	10-13	6,549	(1,458)	5,091
Developed technology	2-10	12,799	(3,182)	9,617
Other		800	(800)	–

Total amortizable		31,641	(13,598)	18,043

Non-amortizable – trade name		5,281	–	5,281

Total other intangible assets, net		$36,922	$(13,598)	$23,324

   Amortization expense for intangible assets for the fiscal years ended October 31, 2010, 2009, and 2008 was $2,903, $2,504, and $1,938, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2011, $2,852; 2012, $2,816; 2013, $2,623; 2014, $2,288; 2015, $2,115; and after 2015, $4,987.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2010, the company had a $225,000 unsecured senior five-year revolving credit facility that expires in January 2012. The company had no outstanding borrowings under this credit facility as of October 31, 2010 or 2009. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. The company had no outstanding short-term debt as of October 31, 2010 and 2009 under this line of credit. On November 9, 2010, the company amended the terms of its credit agreement to better match its financing needs to its ongoing capital requirements. The amendment included the following changes: (i) replace the debt-to-capitalization covenant with a debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") covenant that shall not exceed 3.25 to 1.00 for any four-quarter period; (ii) remove language that prohibits the company from repurchasing its own debt; and (iii) reduce the total amount of the credit line from $225,000 to $175,000. This amendment provides the company more flexibility in the deployment of its capital, while reducing ongoing costs to maintain the amount of credit required for ongoing operations. In addition, the company's non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of $18,785. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $776 of outstanding short-term debt as of October 31, 2010 under these lines of credit. In addition, the company had $258 and $4,529 in short-term debt for certain receivables the company has provided recourse with Red Iron as of October 31, 2010 and 2009, respectively. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2010 and 2009.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2010	2009

7.800% Debentures, due June 15, 2027	$100,000	$100,000
6.625% Senior Notes, due May 1, 2037	123,358	123,296
Other	2,190	5,515

Total long-term debt	225,548	228,811
Less current portion	1,970	3,765

Long-term debt, less current portion	$223,578	$225,046

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

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2011, $1,970; 2012, $220; 2013, $0; 2014, $0; 2015, $0; and after 2015, $225,000.

8	STOCKHOLDERS' EQUITY

Stock repurchase program.   The company's Board of Directors authorized the repurchase of shares of the company's common stock as follows:

•
In May 2008, 4,000,000 shares
•
In July 2009, 5,000,000 shares

During fiscal 2010, 2009, and 2008, the company paid $135,777, $115,283, and $110,355 to repurchase an aggregate of 2,678,474, 3,316,536 shares, and 2,809,927 shares, respectively. As of October 31, 2010, 1,329,238 shares remained authorized for repurchase.

   On December 1, 2010, the company's Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of its common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by the company's Board of Directors at any time.

Shareholder rights plan.   On June 14, 2008, the Rights Agreement, dated as of May 20, 1998, as amended, between the company and Wells Fargo Bank, National Association, and the related preferred share purchase rights, expired by their terms.

Treasury shares.   As of October 31, 2010, the company had 22,637,278 treasury shares at a cost of $876,620. As of October 31, 2009, the company had 20,662,734 treasury shares at a cost of $764,015.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Domestic manufacturer's deduction	(1.1)	(0.8)	(1.2)
State and local income taxes, net of federal income tax benefit	1.4	1.2	1.7
Effect of foreign source income	0.2	0.1	0.4
Other, net	(1.5)	(1.1)	(1.9)

Consolidated effective tax rate	34.0%	34.4%	34.0%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2010	2009	2008

Provision for income taxes:
Current –
Federal	$34,582	$23,954	$57,211
State	2,918	1,951	4,456
Non-U.S.	4,436	4,972	1,488

Current provision	$41,936	$30,877	$63,155

Deferred –
Federal	$5,305	$1,948	$(3,229)
State	198	(110)	383
Non-U.S.	592	236	1,329

Deferred benefit	6,095	2,074	(1,517)

Total provision for income taxes	$48,031	$32,951	$61,638

   As of October 31, 2010, the company had net operating loss carryforwards of approximately $5,988 in foreign jurisdictions with unlimited expiration.

   Earnings before income taxes were as follows:

Fiscal years ended October 31	2010	2009	2008

Earnings before income taxes:
U.S.	$127,508	$83,357	$175,172
Non-U.S.	13,760	12,431	6,117

Total	$141,268	$95,788	$181,289

   During the fiscal years ended October 31, 2010, 2009, and 2008, respectively, $3,397, $7,403, and $3,522 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2010	2009

Deferred tax assets (liabilities):
Allowance for doubtful accounts	$1,865	$2,062
Inventory items	1,750	(1,837)
Warranty reserves and other accruals	40,156	37,643
Employee benefits	16,159	17,081
Depreciation	(2,411)	168
Other	7,399	12,833

Deferred tax assets	$64,918	$67,950
Valuation allowance	(4,538)	(4,898)

Net deferred tax assets	$60,380	$63,052

   The valuation allowance as of October 31, 2010 and 2009 principally applies to capital loss carryforwards and foreign net operating loss carryforwards that are expected to expire prior to utilization.

   As of October 31, 2010, the company had approximately $44,624 of accumulated undistributed earnings from subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of October 31, 2009	$5,264
Increase as a result of tax positions taken during a prior period	712
Increase as a result of tax positions taken during the current period	259
Decrease relating to settlements with taxing authorities	(386)
Reduction as a result of a lapse of the applicable statute of limitations	(97)

Balance as of October 31, 2010	$5,752

   Included in the balance of unrecognized tax benefits as of October 31, 2010 are potential benefits of $4,278 that, if recognized, would affect the effective tax rate from continuing operations.

   The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $5,752 for unrecognized tax benefits as of October 31, 2010 was an amount of approximately $1,049 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes.

   The company anticipates that total unrecognized tax benefits will not change significantly within the next 12 months.

   The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2008 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2006.

10	STOCK-BASED COMPENSATION PLANS

Under the company's equity-based compensation plans, option awards are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to non-employee directors, officers, and other key employees in the first quarter of the company's fiscal year. Option awards generally vest one-third each year over a three-year period and have a ten-year term. The company also issues limited restricted stock awards with varying vesting terms. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a non-employee director has served on the company's Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed as of the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in the applicable equity-based compensation plan. In that case, the fair value of the options is expensed in the year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement.

   The company also grants to key employees long-term performance share awards pursuant to which they are entitled to the right to receive shares of common stock or performance share units contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Performance share awards are granted in the first quarter of the company's fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals.

   The number of unissued shares of common stock available for future equity-based grants under the company's equity-based compensation plans was 2,747,525 as of October 31, 2010.

   A summary of activity under the plans previously described is presented below:

	Options Outstanding	Price[1]	Life[2]	Aggregate Intrinsic Value	Performance Shares Potentially Issuable

Outstanding as of October 31, 2009	2,231,025	$36.20	4.7	$11,979	344,868
Granted	390,958	40.42			119,200
Exercised/earned	(509,328)	32.18			(20,104)
Cancelled/forfeited	(19,421)	42.54			(102,964)

Outstanding as of October 31, 2010	2,093,234	$37.91	5.4	$39,461	341,000

Exercisable as of October 31, 2010	1,396,770	$38.03	3.9	$26,157	–

1
Weighted-average exercise price
2
Weighted-average contractual life in years

   Total stock-based compensation expense for these plans was $6,442, $4,116, and $5,684 for the fiscal years ended October 31, 2010, 2009, and 2008, respectively. The total intrinsic value of options (the amount by which the stock price exceeded the strike price of the option on the date of exercise) that were exercised during the fiscal years ended October 31, 2010, 2009, and 2008 was $8,198, $18,394, and $8,398, respectively.

   The table below presents the unvested options and performance share awards as of October 31, 2010 and changes during the fiscal year ended October 31, 2010:

	Stock Options	Weighted- Average Fair Value at Date of Grant	Performance Shares	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2009	717,326	$10.76	344,868	$42.25
Granted	390,958	12.33	119,200	40.73
Vested/earned	(405,449)	11.45	(20,104)	44.90
Forfeited/cancelled	(6,371)	10.18	(102,964)	44.90

Unvested as of October 31, 2010	696,464	$11.25	341,000	$40.87

   As of October 31, 2010, there was $2,189 of total unrecognized compensation expense related to unvested stock option compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of October 31, 2010, there was $3,469 of total unrecognized compensation expense related to unvested performance share compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

   The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time that non-employee director and employee groups are expected to exercise their options, which is based on historical experience with similar grants. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's dividend policy, historical cash dividends paid, expected future cash dividends, and expected changes in the company's stock price.

   The following table illustrates the valuation assumptions of stock-based compensation in the following fiscal years.

Fiscal years ended October 31	2010	2009	2008

Stock option valuation assumptions:

Expected life of option in years	6	6	3 – 6.5
Expected volatility	33.0% – 33.1%	30.6%	24.8% – 25.8%
Weighted-average volatility	33.0%	30.60%	25.26%
Risk-free interest rate	2.51% – 2.87%	2.26% – 3.16%	3.10% – 4.08%
Expected dividend yield	1.52% – 1.68%	1.53% – 1.81%	0.92% – 0.95%
Weighted-average dividend yield	1.54%	1.79%	0.94%

Grant date weighted-average fair value of stock options	$12.33	$7.93	$13.87

Performance share grant date fair value	$40.73	$28.62	$58.96

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $15,500, $15,200, and $16,150 for the fiscal years ended October 31, 2010, 2009, and 2008, respectively.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2010 and 2009 was $38,696 and $39,114, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2010 and 2009 was $4,272 and $8,911, respectively. The accumulated benefit obligation of these plans as of October 31, 2010 and 2009 was $36,685 and $36,076, respectively. The funded status of these plans as of October 31, 2010 and 2009 was $10,022 and $15,574, respectively. The fair value of the plan assets as of October 31, 2010 and 2009 was $28,674 and $23,540, respectively. The net expense recognized in the consolidated financial statements for these plans was $326, $1,629, and $1,803 for the fiscal years ended October 31, 2010, 2009, and 2008, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2010
Net actuarial loss	$1,309	$2,221	$3,530
Net prior service cost (credit)	248	(517)	(269)

Accumulated other comprehensive loss	$1,557	$1,704	$3,261

2009
Net actuarial loss	$2,577	$1,627	$4,204
Net prior service cost (credit)	376	(638)	(262)

Accumulated other comprehensive loss	$2,953	$989	$3,942

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2010 and are expected to be recognized as components of net periodic benefit cost during fiscal 2011.

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

Net loss	$292	$184	$476
Net prior service cost (credit)	67	(193)	(126)

   Amounts recognized in net periodic benefit cost and other comprehensive income consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2010
Net (gain) loss	$(411)	$669	$258
Curtailment gain	(578)	–	(578)
Amortization of unrecognized prior service (credit) cost	(56)	121	65
Amortization of unrecognized actuarial gain	(351)	(75)	(426)

Total recognized in other comprehensive (income) loss	$(1,396)	$715	$(681)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(1,621)	$1,266	$(355)

2009
Net loss (gain)	$2,545	$(675)	$1,870
Amortization of unrecognized prior service cost	130	122	252
Amortization of unrecognized actuarial loss (gain)	632	(121)	511

Total recognized in other comprehensive loss (income)	$3,307	$(674)	$2,633

Total recognized in net periodic benefit cost and other comprehensive loss	$4,020	$242	$4,262

   The company has omitted the remaining disclosures for its defined benefit plans and postretirement healthcare plan as the company deems these plans to be immaterial to its consolidated financial position and results of operations.

12	SEGMENT DATA

The company's businesses are organized, managed, and internally grouped into segments based on differences in products and services. Segment selection was based on the manner in which management organizes segments for making operating decisions and assessing performance. The company has identified seven operating segments and has aggregated those segments into three reportable segments: Professional, Residential, and Distribution. The aggregation of the company's segments is based upon the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's Distribution segment, which consists of company-owned domestic distributorships, has been combined with the company's corporate activities and elimination of intersegment revenues and expenses and is shown as "Other" due to the insignificance of the segment.

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

   The Other segment consists of the company's distribution segment and corporate activities and elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities, parts inventory, and deferred tax assets.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its Professional and Residential business segment results based on earnings from operations plus other income (expense), net. Operating loss for the Other segment includes earnings (loss) from domestic wholly owned distribution companies operations, corporate activities, other income (expense), and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2010
Net sales	$1,085,457	$589,677	$15,244	$1,690,378
Intersegment gross sales	17,271	487	(17,758)	–
Earnings (loss) before income taxes	173,752	57,956	(90,440)	141,268
Total assets	437,987	173,919	273,716	885,622
Capital expenditures	34,017	8,599	6,083	48,699
Depreciation and amortization	27,261	10,259	7,491	45,011

2009
Net sales	$965,935	$532,707	$24,805	$1,523,447
Intersegment gross sales	20,208	1,079	(21,287)	–
Earnings (loss) before income taxes	127,609	46,351	(78,172)	95,788
Total assets	418,806	171,892	281,984	872,682
Capital expenditures	25,871	7,531	4,537	37,939
Depreciation and amortization	25,197	11,040	8,298	44,535

2008
Net sales	$1,304,101	$542,886	$31,197	$1,878,184
Intersegment gross sales	29,849	8,337	(38,186)	–
Earnings (loss) before income taxes	233,359	35,304	(87,374)	181,289
Total assets	460,241	187,371	284,648	932,260
Capital expenditures	35,140	8,948	4,826	48,914
Depreciation and amortization	22,841	16,403	8,950	48,194

   The following table presents the details of the other segment operating loss before income taxes:

Fiscal years ended October 31	2010	2009	2008

Corporate expenses	$(74,758)	$(70,802)	$(77,297)
Interest expense	(17,113)	(17,578)	(19,333)
Finance charge revenue	–	543	1,032
Elimination of corporate financing expense	–	7,052	9,960
Other income (expense)	1,431	2,613	(1,736)

Total	$(90,440)	$(78,172)	$(87,374)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2010	2009	2008

Equipment	$1,371,615	$1,227,023	$1,511,230
Irrigation	318,763	296,424	366,954

Total	$1,690,378	$1,523,447	$1,878,184

   Sales to one customer accounted for 13 percent of consolidated net sales in fiscal 2010, 14 percent in fiscal 2009, and 10 percent in fiscal 2008.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2010
Net sales	$1,152,790	$537,588	$1,690,378
Long-lived assets	145,409	27,998	173,407

2009
Net sales	$1,036,253	$487,194	$1,523,447
Long-lived assets	142,045	24,671	166,716

2008
Net sales	$1,269,905	$608,279	$1,878,184
Long-lived assets	140,723	28,144	168,867

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $19,401, $20,108, and $20,428 for the fiscal years ended October 31, 2010, 2009, and 2008, respectively. As of October 31, 2010, future minimum lease payments under noncancelable operating leases amounted to $55,461 as follows: 2011, $12,956; 2012, $9,812; 2013, $8,042; 2014, $5,036; 2015, $4,092 and after 2015, $15,523.

Customer Financing

Wholesale Financing.   During October 2009, Toro Credit Company ("TCC") sold its receivable portfolio to Red Iron, the company's joint venture with TCFIF. See Note 3 for additional information related to Red Iron. Independent Toro dealers that did not finance through TCC, as well as Exmark distributors and dealers, financed their inventories with third party financing sources. Beginning in the first quarter of fiscal 2010, Red Iron began financing open account receivables, as well as floor plan receivables previously financed by a third party financing company. Some products sold to independent dealers in Australia finance their products with third party sources. Excluding Red Iron, third party financing companies purchased $11,090 of receivables from the company during fiscal 2010. As of October 31, 2010, $12,711 of receivables financed by third party financing companies, excluding Red Iron, was outstanding.

   The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2010, the company was contingently liable to repurchase up to a maximum amount of $12,109 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements.

End-User Financing.   The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. During fiscal 2007, the company entered into an amended agreement with a third party financing company that eliminated the company's contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, the company is only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. From time to time, the company enters into agreements where it provides recourse to the third party finance company in the event of default by the customer for lease payments to the third party finance company. The company's maximum exposure for credit collection as of October 31, 2010 was $7,886.

Purchase Commitments

As of October 31, 2010, the company had $3,933 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2010 and 2009, the company had $13,269 and $12,792, respectively, in outstanding letters of credit.

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

Litigation

General.   The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company's products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of the company's patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office ("USPTO") and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases where it is asserting patent infringement.

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation.   In June 2004, individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a class action lawsuit in Illinois state court against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. Those individuals later amended their complaint to add additional plaintiffs and an additional defendant. The plaintiffs asserted violations of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) and state statutory and common law claims. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1994 purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants. The amended complaint also sought an injunction, unspecified compensatory and punitive damages, treble damages under RICO, and attorneys' fees. In May 2006, the case was removed to federal court in the Southern District of Illinois.

   In May 2008, the Court issued a memorandum and order that, among other things, (i) dismissed the RICO claim in its entirety; and (ii) dismissed all non-Illinois state-law claims but with instructions that such claims could be re-filed in local courts. The plaintiffs subsequently (i) re-filed the Illinois claims with the court; and (ii) filed non-Illinois claims in federal courts throughout the U.S. with essentially the same state law claims.

   In September 2008, the company and other defendants filed a motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In December 2008, the MDL Panel issued an order that (i) transferred the lawsuits for coordinated or consolidated pretrial proceedings; (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district; and (iii) provided that additional lawsuits would be treated as "tag-along" actions in accordance with its rules.

   In January 2009, at the initial hearing held in the United States District Court for the Eastern District of Wisconsin, the Court (i) appointed lead plaintiffs' counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. The company and certain other defendants entered into a settlement agreement with plaintiffs in February 2010 and, ultimately, all defendants entered into various settlement agreements with the plaintiffs. The company's settlement agreement provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for some engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices. The plaintiffs filed a motion for preliminary approval of the company's settlement agreement and for certification of the settlement class. The court granted the motion.

   Notice was given to the settlement class and, in June 2010, the Court conducted a hearing to consider objections from certain members of the settlement class and to determine whether the settlement is fair, reasonable, and adequate. In August 2010, the Court filed an order and judgment in which it determined that the company's settlement is fair, reasonable, and adequate, and approved the settlement. The Court filed similar orders and judgments approving the settlements entered into by other defendants. Also in August 2010, certain objectors filed notices with the United States Court of Appeals for the Seventh Circuit (the "Appellate Court") to appeal the order and judgment approving the company's settlement and the other orders and judgments approving the settlements with the other defendants. At this time, management is unable to provide assurance that the Appellate Court will uphold the Court's approval of the company's settlement or that the settlement will become final for all purposes. In the event the appeal is not withdrawn, the company's settlement will not become final for all purposes until the settlement order is affirmed on appeal and the affirmance is no longer subject to the possibility of further appeal or review.

   In March 2010, individuals who claim to have purchased lawnmowers in Canada filed class action litigation against the company and other defendants that (i) contains allegations under applicable Canadian law that are similar to the allegations made by the United States plaintiffs, (ii) seeks certification of a class of all persons in Canada who, beginning January 1, 1994 purchased a lawnmower containing a gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants, and (iii) seeks under applicable Canadian law unspecified compensatory and punitive damages, attorneys' costs and fees, and equitable relief.

   Management continues to evaluate this litigation. If the settlement with the United States plaintiffs becomes final, the company's obligations under the settlement agreement will not have a material adverse effect on the company's operating results or financial position. The expected costs of the company's settlement obligations are consistent with accruals established in prior periods. In the event the settlement with the United States plaintiffs does not become final for all purposes or in the event that the company is unable to favorably resolve the Canadian litigation, management is unable to assess at this time whether this litigation would have a material adverse effect on the company's annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company's consolidated operating results for a particular period.

14	FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable that are concentrated in two business segments: Professional and Residential markets for outdoor landscape equipment and irrigation systems. The credit risk associated with these segments is limited because of the large number of customers in the company's customer base and their geographic dispersion, except for the residential segment that has significant sales to The Home Depot.

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

   The company formally assesses at a hedge's inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (AOCL) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income (expense), net. For the fiscal years ended October 31, 2010 and 2009, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of October 31, 2010, the notional amount outstanding of forward contracts designated as cash flow hedges was $101,866.

Derivatives not designated as hedging instruments.   The company also enters into forward currency contracts to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheet. These contracts are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income (expense), net, on the consolidated statements of earnings together with the transaction gain or loss from the hedged balance sheet position.

   The following table presents the fair value of the company's derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	October 31, 2010		October 31, 2009		October 31, 2010		October 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses	$–	Prepaid expenses	$–	Accrued liabilities	$3,886	Accrued liabilities	$4,311
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses	–	Prepaid expenses	–	Accrued liabilities	2,626	Accrued liabilities	2,468

Total Derivatives		$–		$–		$6,512		$6,779

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives designed as cash flow hedging instruments for the fiscal years ended October 31, 2010 and 2009, respectively.

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)

For the fiscal year ended	October 31, 2010	October 31, 2009		October 31, 2010	October 31, 2009		October 31, 2010	October 31, 2009

Foreign exchange contracts	$(6,177)	$7,371	Net sales	$(1,294)	$11,777	Other income (expense), net	$(55)	$183

Foreign exchange contracts	976	(4,444)	Cost of sales	272	(4,205)

Total	$(5,201)	$2,927		$(1,022)	$7,572

   As of October 31, 2010, the company anticipates to reclassify approximately $3,737 of losses from AOCL to earnings during the next twelve months.

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives not designated as hedging instruments.

	Location of Gain (Loss)	Gain (Loss) Recognized in Net Earnings Fiscal Year Ended

	Recognized in Net Earnings	October 31, 2010	October 31, 2009

Foreign exchange contracts	Other income (expense), net	$1,619	$(10,282)

   During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30,000 for two of the agreements and $40,000 for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in accumulated other comprehensive loss, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in accumulated other comprehensive loss as of October 31, 2010 and 2009 was $161 and $167, respectively.

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

   Level 3 – Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability.

   Assets and liabilities measured at fair value on a recurring basis, as of October 31, 2010 and 2009, respectively, are summarized below:

October 31, 2010	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$177,366	$177,366	–	–

Total assets	$177,366	$177,366	–	–

Liabilities:
Foreign exchange contracts	$6,512	–	$6,512	–
Deferred compensation liabilities	4,994	–	4,994	–

Total liabilities	$11,506	–	$11,506	–

October 31, 2009	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$187,773	$187,773	–	–

Total assets	$187,773	$187,773	–	–

Liabilities:
Foreign exchange contracts	$6,779	–	$6,779	–
Deferred compensation liabilities	5,814	–	5,814	–

Total liabilities	$12,593	–	$12,593	–

   Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. Foreign currency forward exchange contracts are valued at fair market value using the market approach based on exchange rates as of the reporting date, which is the amount the company would receive or pay to terminate the contracts. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields. For accounts receivable and accounts payable, carrying amounts is a reasonable estimate of fair value given their short-term nature.

   As of October 31, 2010, the estimated fair value of long-term debt with fixed interest rates was $227,388 compared to its carrying amount of $227,190. As of October 31, 2009, the estimated fair value of long-term debt with fixed interest rates was $232,891 compared to its carrying amount of $230,515. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

15	SUBSEQUENT EVENTS

The company evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

16	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2010 and 2009 are as follows:

Fiscal year ended October 31, 2010 Quarter	First	Second	Third	Fourth

Net sales	$331,358	$562,819	$458,890	$337,311
Gross profit	116,391	187,412	161,633	110,955
Net earnings	10,918	45,661	33,414	3,244
Basic net earnings per share[1]	0.32	1.35	1.03	0.10
Diluted net earnings per share[1]	0.32	1.34	1.01	0.10

Fiscal year ended October 31, 2009 Quarter	First	Second	Third	Fourth

Net sales	$340,172	$499,852	$394,859	$288,564
Gross profit	118,260	161,225	133,798	97,692
Net earnings	6,731	36,861	19,777	(532)
Basic net earnings (loss) per share[1]	0.19	1.01	0.55	(0.02)
Diluted net earnings (loss) per share[1]	0.18	1.00	0.54	(0.02)

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees – Audit Committee," in the company's proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

   During the fourth quarter of fiscal 2010, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's proxy statement for its 2010 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC.

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

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2010, 2009, and 2008.
•
Consolidated Balance Sheets as of October 31, 2010 and 2009.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2010, 2009, and 2008.
•
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended October 31, 2010, 2009, and 2008.
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

2.1 (1) Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.2 (1) Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.3 Receivable Purchase Agreement, by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.4    Second Amended and Restated Repurchase Agreement, dated as of October 29, 2010, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 29, 2010, Commission File No. 1-8649).**

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

4.3 Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).

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

10.1 Form of Employment Agreement in effect for certain executive officers of The Toro Company (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999, Commission File No. 1-8649).*

10.2 The Toro Company First Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 30, 2009, Commission File No. 1-8649).*
10.3 The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 16, 2010, Commission File No. 1-8649).*

10.4 The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999, Commission File No. 1-8649).*

10.5 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.6 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.7 The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.8 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.9 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.10 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.11 The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2009, Commission File No. 1-8649).*

10.12 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.13    Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.14 Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers and other employees under The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.15 Form of Nonqualified Stock Option Agreement between The Toro Company and its Officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.16 Form of Performance Share Award Agreement between The Toro Company and its Officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*
10.17 Form of Performance Share Award Agreement between The Toro Company and its officers and certain other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*
10.18 Form of Annual Performance Award Agreement between The Toro Company and its officers and certain other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.19 Form of Restricted Stock Award Agreement between The Toro Company and its Officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.20 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.21 Restricted Stock Agreement – Judy Altmaier (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2009, Commission File No. 1-8649).*

10.22 Post-Retirement Consulting and Noncompetition Agreement dated as of December 31, 2005 between The Toro Company and Kendrick B. Melrose (incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated December 31, 2005, Commission File No. 1-8649).*

10.23 Credit Agreement dated as of September 8, 2004, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Banc of America Securities LLC (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated September 8, 2004, Commission File No. 1-8649).

10.24 Amendment No. 1 to Credit Agreement dated as of October 25, 2005, among The Toro Company, Toro Credit Company, Toro Manufacturing Company, Incorporated, and Certain Subsidiaries, as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2005, Commission File No. 1-8649).

10.25 Amendment No. 2 to Credit Agreement dated as of January 10, 2007, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated January 10, 2007, Commission File No. 1-8649).

10.26 Amendment No. 3 to Credit Agreement executed and delivered as of April 10, 2007 but effective as of February 28, 2007, by and among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 10, 2007, Commission File No. 1-8649).

10.27    Amendment No. 4 to Credit Agreement, dated as of February 29, 2008, among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, and certain subsidiaries as Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 29, 2008, Commission File No. 1-8649).

10.28 Amendment No. 5 to Credit Agreement, dated as of November 9, 2010, by and among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company, Tover Overseas B.V., and Toro Factoring Company Limited, each as a Borrower, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K dated November 9, 2010, Commission File No. 1-8649).

10.29 Underwriting Agreement, dated as of April 23, 2007, between The Toro Company and Banc of America Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.30 (1) Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.31 Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, Toro Hayter (Guernsey) Limited, Hayter Limited, and The Toro Company (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated February 8, 2005, Commission File No. 1-8649).
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

101    The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on December 22, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2010, (ii) Consolidated Balance Sheets as of October 31, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2010, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2010, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.***

(1)
Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF # 24035). The redacted material was filed separately with the Securities and Exchange Commission.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Regulation S-K.

**
All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Toro will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

***
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

(b)  Exhibits

See Item 15(a)(3) above.

(c)  Financial Statement Schedules

See Item 15(a)(2) above.

 SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2010
Allowance for doubtful accounts and notes receivable reserves	$4,151	$666	$70	$983	$3,904

Fiscal year ended October 31, 2009
Allowance for doubtful accounts and notes receivable reserves	2,726	1,811	—	386	4,151

Fiscal year ended October 31, 2008
Allowance for doubtful accounts and notes receivable reserves	4,147	(291)	—	1,130	2,726

1
Provision/(recovery).
2
Addition, net due to acquisitions and divestitures.
3
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2010
Accrued advertising and marketing programs	$45,298	$191,799	$194,002	$43,095

Fiscal year ended October 31, 2009
Accrued advertising and marketing programs	48,412	187,724	190,838	45,298

Fiscal year ended October 31, 2008
Accrued advertising and marketing programs	53,765	202,435	207,788	48,412

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

THE TORO COMPANY (Registrant)
By:	/s/ Stephen P. Wolfe Stephen P. Wolfe	Dated: December 22, 2010
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 22, 2010
/s/ Stephen P. Wolfe Stephen P. Wolfe	Vice President, Finance and Chief Financial Officer (principal financial officer)	December 22, 2010
/s/ Blake M. Grams Blake M. Grams	Vice President, Corporate Controller (principal accounting officer)	December 22, 2010
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 22, 2010
/s/ Janet K. Cooper Janet K. Cooper	Director	December 22, 2010
/s/ Gary L. Ellis Gary L. Ellis	Director	December 22, 2010
/s/ Jeffrey M. Ettinger Jeffrey M. Ettinger	Director	December 22, 2010
/s/ Katherine J. Harless Katherine J. Harless	Director	December 22, 2010
/s/ Robert H. Nassau Robert H. Nassau	Director	December 22, 2010
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 22, 2010
/s/ Inge G. Thulin Inge G. Thulin	Director	December 22, 2010
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 22, 2010

QuickLinks

THE TORO COMPANY FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. (REMOVED AND RESERVED)
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