Form 10-Q
period 2011-01-28
TORO CO
filed 2011-03-04
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 28, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of Common Stock outstanding as of February 25, 2011 was 31,040,200.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 28,	January 29,
	2011	2010
Net sales	$383,213	$331,358
Cost of sales	246,568	214,967
Gross profit	136,645	116,391
Selling, general, and administrative expense	109,444	96,599
Operating earnings	27,201	19,792
Interest expense	(4,116)	(4,245)
Other income, net	1,368	901
Earnings before income taxes	24,453	16,448
Provision for income taxes	7,171	5,530
Net earnings	$17,282	$10,918

Basic net earnings per share of common stock	$0.54	$0.32

Diluted net earnings per share of common stock	$0.53	$0.32

Weighted-average number of shares of common stock outstanding — Basic	31,858	34,030

Weighted-average number of shares of common stock outstanding — Diluted	32,443	34,294

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	January 28,	January 29,	October 31,
	2011	2010	2010
ASSETS
Cash and cash equivalents	$94,418	$158,210	$177,366
Receivables, net	171,155	167,260	142,901
Inventories, net	239,734	191,071	194,402
Prepaid expenses and other current assets	14,365	18,441	10,766
Deferred income taxes	59,019	58,316	59,538
Total current assets	578,691	593,298	584,973

Property, plant, and equipment	602,951	560,001	594,070
Less accumulated depreciation	430,303	394,074	420,663
	172,648	165,927	173,407

Deferred income taxes	1,919	3,572	842
Other assets	15,961	12,774	17,038
Goodwill	91,875	86,427	86,400
Other intangible assets, net	35,617	22,636	22,962
Total assets	$896,711	$884,634	$885,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,478	$3,985	$1,970
Short-term debt	193	700	1,034
Accounts payable	149,702	109,556	125,138
Accrued liabilities	235,076	205,651	240,141
Total current liabilities	387,449	319,892	368,283

Long-term debt, less current portion	225,101	224,062	223,578
Deferred revenue	10,734	7,904	10,944
Other long-term liabilities	7,330	7,526	7,007

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 31,106,669 shares as of January 28, 2011, 33,615,011 shares as of January 29, 2010, and 31,394,942 shares as of October 31, 2010	31,107	33,615	31,395
Retained earnings	243,540	300,750	253,477
Accumulated other comprehensive loss	(8,550)	(9,115)	(9,062)
Total stockholders’ equity	266,097	325,250	275,810
Total liabilities and stockholders’ equity	$896,711	$884,634	$885,622

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	January 28,	January 29,
	2011	2010
Cash flows from operating activities:
Net earnings	$17,282	$10,918
Adjustments to reconcile net earnings to net cash used for operating activities:
Equity (income) losses from affiliates	(878)	143
Provision for depreciation, amortization, and impairment losses	11,291	11,248
(Gain) loss on disposal of property, plant, and equipment	(17)	45
Stock-based compensation expense	2,091	1,579
Increase in deferred income taxes	(1,071)	(331)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(28,260)	(28,629)
Inventories, net	(45,195)	(13,099)
Prepaid expenses and other assets	(3,546)	(3,492)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	16,860	11,082
Net cash used for operating activities	(31,443)	(10,536)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(9,610)	(10,218)
Proceeds from asset disposals	62	100
Decrease (increase) in investment in affiliates	1,858	(3,118)
Decrease in other assets	191	533
Acquisitions, net of cash acquired	(12,060)	(1,812)
Net cash used for investing activities	(19,559)	(14,515)

Cash flows from financing activities:
Decrease in short-term debt, net	(776)	—
Repayments of long-term debt, net of costs	(970)	(750)
Excess tax benefits from stock-based awards	1,509	2,078
Proceeds from exercise of stock options	5,118	4,986
Purchases of Toro common stock	(29,836)	(3,682)
Dividends paid on Toro common stock	(6,389)	(6,129)
Net cash used for financing activities	(31,344)	(3,497)

Effect of exchange rates on cash	(602)	(1,015)

Net decrease in cash and cash equivalents	(82,948)	(29,563)
Cash and cash equivalents as of the beginning of the fiscal period	177,366	187,773
Cash and cash equivalents as of the end of the fiscal period	$94,418	$158,210

Long-term debt issued in connection with an acquisition	$3,015	$—

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

January 28, 2011

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the three months ended January 28, 2011 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2011. Additional factors that could cause the company’s actual results to differ materially from its expected results, including any forward-looking statements made in this report, are described in the company’s most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in the company’s Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2010, which include, among others, economic conditions, foreign currency exchange rate impact, commodity costs, credit conditions, and  consumer spending and confidence levels, all of which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates resulting from changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Acquisition

On January 17, 2011, during the first quarter of fiscal 2011, the company completed the acquisition of a majority of the assets and assumed certain liabilities from Unique Lighting Systems, Inc. (Unique Lighting), a leading manufacturer of professionally installed landscape lighting fixtures and transformers for residential and commercial use. The estimated purchase price was $19.1 million, which included a cash payment, the issuance of a long-term note, and an estimated earnout consideration. The earnout is based on annual financial results over certain thresholds as defined in the agreement from fiscal 2011 through fiscal 2016.

This acquisition was immaterial based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	January 28,	January 29,
(Dollars in thousands)	2011	2010
Net earnings	$17,282	$10,918
Other comprehensive income (loss):
Cumulative translation adjustments	(425)	(2,132)
Pension liability adjustment, net of tax	—	671
Unrealized gain on derivative instruments, net of tax	937	1,749
Comprehensive income	$17,794	$11,206

Stock-Based Compensation

Stock Option Awards

Under the company’s equity-based compensation plans, option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to non-employee directors, officers, and other key employees on an annual basis in the first quarter of the company’s fiscal year. Option awards generally vest one-third each year over a three-year period and have a ten-year term. Other option awards granted to certain key employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed on the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in the applicable equity-based compensation plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement.

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

	Fiscal 2011	Fiscal 2010
Expected life of option in years	6	6
Expected volatility	33.34% - 33.43%	33.0% - 33.1%
Weighted-average volatility	33.42%	33.0%
Risk-free interest rate	1.721% - 2.359%	2.51% - 2.87%
Expected dividend yield	1.04% - 1.16%	1.52%- 1.68%
Weighted-average dividend yield	1.05%	1.54%
Grant date weighted-average fair value	$20.30	$12.33

Performance Share Awards

The company grants to officers and other key employees long-term performance share awards pursuant to which they are entitled to the right to receive shares of common stock or performance share units contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. The fair value of performance share awards granted during the first quarter of each of fiscal 2011 and 2010 was $63.52 per share and $40.73 per share, respectively.

Restricted Stock Awards

In the first quarter of fiscal 2011, the company began granting restricted stock awards to certain non-officer employees. These restricted stock awards generally vest one-third each year over a three-year period or on the three-year anniversary of the date of grant. Previously, the company granted limited restricted stock awards with varying vesting schedules. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant, is generally recognized for these awards over the vesting period. Similar to stock options, restricted stock awards are also subject to accelerated expensing if the restricted stock award holder meets the retirement definition set forth in the applicable equity-based compensation plan. In that case, the fair value of the restricted stock award is expensed in the fiscal year of grant because the restricted stock holder must be employed as of the end of the fiscal year in which the restricted stock awards are granted in order for the restricted stock award to continue to vest following retirement. The weighted average fair value of restricted stock awards granted during the first quarter of fiscal 2011 was $63.42 per share.

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method for most inventories and first-in, first-out (“FIFO”) method for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production, as well as planned and historical sales of the inventory.

Inventories were as follows:

	January 28,	January 29,	October 31,
(Dollars in thousands)	2011	2010	2010
Raw materials and work in process	$78,974	$61,937	$66,152
Finished goods and service parts	216,502	179,277	183,992
Total FIFO value	295,476	241,214	250,144
Less: adjustment to LIFO value	55,742	50,143	55,742
Total	$239,734	$191,071	$194,402

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
	January 28,	January 29,
(Shares in thousands)	2011	2010
Basic
Weighted-average number of shares of common stock	31,848	34,022
Assumed issuance of contingent shares	10	8
Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,858	34,030
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,858	34,030
Effect of dilutive securities	585	264
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	32,443	34,294

Options to purchase an aggregate of 213,915 and 742,607 shares of common stock outstanding as of January 28, 2011 and January 29, 2010, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2011 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2010	$75,422	$10,978	$86,400
Addition from an acquisition	5,658	—	5,658
Translation and other adjustments	(205)	22	(183)
Balance as of January 28, 2011	$80,875	$11,000	$91,875

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) January 28, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	15	$1,500	$(25)	$1,475
Patents	5-13	9,304	(7,140)	2,164
Non-compete agreements	2-10	5,339	(2,045)	3,294
Customer related	5-13	7,963	(2,238)	5,725
Developed technology	2-10	22,628	(4,950)	17,678
Other		800	(800)	—
Total amortizable		47,534	(17,198)	30,336
Non-amortizable - trade name		5,281	—	5,281
Total other intangible assets, net		$52,815	$(17,198)	$35,617

(Dollars in thousands) October 31, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,703	$(7,034)	$1,669
Non-compete agreements	2-10	3,039	(1,910)	1,129
Customer related	10-13	7,471	(2,061)	5,410
Developed technology	2-10	13,984	(4,511)	9,473
Other		800	(800)	—
Total amortizable		33,997	(16,316)	17,681
Non-amortizable - trade name		5,281	—	5,281
Total other intangible assets, net		$39,278	$(16,316)	$22,962

Amortization expense for intangible assets during the first quarter of fiscal 2011 was $0.9 million. Estimated amortization expense for the remainder of fiscal 2011 and succeeding fiscal years is as follows: fiscal 2011 (remainder), $5.0 million; fiscal 2012, $4.9 million; fiscal 2013, $4.6 million; fiscal 2014, $4.4 million; fiscal 2015, $4.1 million; fiscal 2016, $3.6 million; and after fiscal 2016, $3.7 million.

Investment in Joint Venture

On August 12, 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC, (“Red Iron”), a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company’s products in the U.S. and to select distributors of the company’s products in Canada. The initial term of Red Iron will continue until October 31, 2014, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company’s products in Canada. In connection with the establishment of Red Iron, the company terminated its agreement with a third party financing company that previously provided floor plan financing to dealers of the company’s products in the U.S. and Canada. During the first quarter of fiscal 2010, Red Iron began financing open account receivables, as well as floor plan receivables previously financed by such third party financing company. Red Iron also began financing floor plan receivables during the company’s fourth quarter of fiscal 2009.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 28, 2011 was $8.7 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.7 million as of January 28, 2011.

On October 29, 2010, the company and Red Iron amended their repurchase agreement under which Red Iron provides financing for certain dealers and distributors. Instead of transactions under the agreements being characterized as a sale of receivables from the company to Red Iron, the transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron that extinguishes the obligation of the dealer or distributor to make payment to the company under the terms of the invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the three months ended January 31, 2011 was $216.1 million.

Red Iron’s year end date is December 31. As of December 31, 2010, Red Iron’s total assets were $174.4 million and total liabilities were $155.5 million.

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The Distribution segment, which consists of company-owned domestic distributorships, has been combined with the company’s corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables due to the insignificance of the segment.

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended January 28, 2011	Professional	Residential	Other	Total
Net sales	$258,280	$123,293	$1,640	$383,213
Intersegment gross sales	6,295	854	(7,149)	—
Earnings (loss) before income taxes	37,919	11,368	(24,834)	24,453
Total assets	514,274	202,931	179,506	896,711

Three months ended January 29, 2010	Professional	Residential	Other	Total
Net sales	$212,800	$116,756	$1,802	$331,358
Intersegment gross sales	2,112	262	(2,374)	—
Earnings (loss) before income taxes	25,810	13,427	(22,789)	16,448
Total assets	436,521	180,922	267,191	884,634

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended
	January 28,	January 29,
(Dollars in thousands)	2011	2010
Corporate expenses	$(19,395)	$(17,944)
Interest expense	(4,116)	(4,245)
Other	(1,323)	(600)
Total	$(24,834)	$(22,789)

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is for specified periods of time and on select products’ hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company also sells extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

Warranty provisions, claims, and changes in estimates for the first quarter of each of fiscal 2011 and 2010 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Three Months Ended	Balance	Provisions	Claims	Estimates	Balance
January 28, 2011	$56,934	$8,126	$(6,696)	$2,898	$61,262

January 29, 2010	$54,273	$6,764	$(7,089)	$827	$54,775

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

Cash flow hedges. The company recognizes all derivative instruments as either assets or liabilities at fair value on its consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Changes in the fair value of outstanding derivative instruments that are designated and qualify as a cash flow hedge are recorded in other comprehensive income (“OCI”), except for the ineffective portion, until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.

The company formally assesses at a hedge’s inception and on an ongoing basis whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the first quarter of fiscal 2011, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of January 28, 2011, the notional amount outstanding of forward contracts designated as cash flow hedges was $70.7 million.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	January 28, 2011		January 29, 2010		January 28, 2011		January 29, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$—	Prepaid expenses	$—	Accrued liabilities	$2,518	Accrued liabilities	$1,446

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	1,989	Accrued liabilities	751

Total Derivatives		$—		$—		$4,507		$2,197

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments for the three months ended January 28, 2011 and January 29, 2010, respectively.

							Gain (Loss)
							Recognized in Income
	Gain (Loss)			Gain (Loss)		Location of Gain (Loss)	on Derivatives
	Recognized in OCI on		Location of Gain	Reclassified from		Recognized in Income	(Ineffective Portion and
	Derivatives		(Loss) Reclassified	AOCL into Income		on Derivatives	Excluded from
	(Effective Portion)		from AOCL	(Effective Portion)		(Ineffective Portion	Effectiveness Testing)
(Dollars in thousands)	January 28,	January 29,	into Income	January 28,	January 29,	and excluded from	January 28,	January 29,
For the three months ended	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010
Foreign exchange contracts	$(4,260)	$(2,752)	Net sales	$(743)	$(890)	Other income, net	$(312)	$(123)
Foreign exchange contracts	967	(47)	Cost of sales	143	(39)
Total	$(3,293)	$(2,799)		$(600)	$(929)

As of January 28, 2011, the company expects to reclassify approximately $2.7 million of losses from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
	Location of Gain (Loss)	Three Months Ended
(Dollars in thousands)	Recognized in Net Earnings	January 28, 2011	January 29, 2010

Foreign exchange contracts	Other income, net	$(1,493)	$833

Fair Value Measurements

The company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements.  The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The framework discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. Foreign currency forward exchange contracts are valued at fair market value using the market approach based on exchange rates as of the reporting date, which is the amount the company would receive or pay to terminate the contracts. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields. For accounts receivable and accounts payable, carrying amounts are a reasonable estimate of fair value given their short-term nature.

Assets and liabilities measured at fair value on a recurring basis, as of January 28, 2011, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$94,418	$94,418	—	—
Total Assets	$94,418	$94,418	—	—
Liabilities:
Foreign exchange contracts	$4,507	—	$4,507	—
Deferred compensation liabilities	4,828	—	4,828	—
Total Liabilities	$9,335	—	$9,335	—

Assets measured at fair value on a nonrecurring basis related to the company’s acquisition of Unique Lighting, as of January 28, 2011, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Trade name	$1,500	—	—	$1,500	(a)
Patents	600	—	—	600	(a)
Non-compete agreements	2,300	—	—	2,300	(a)
Customer list	500	—	—	500	(b)
Developed technology	8,650	—	—	8,650	(a)
Total Assets	$13,550	—	—	$13,550

Assets and liabilities measured at fair value are based on one or more valuation techniques.  The valuation techniques are identified in the tables above and are as follows:

(a)                                  We used an internally developed income based approach to value these assets. Inputs for this valuation model were based on internally developed forecasts and assumptions.

(b)                                 We used a replacement cost model to value these assets. Inputs for this valuation model were based on internal estimates of the cost to recreate these assets.

Contingencies

Litigation

General. The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office (“USPTO”) and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases where it is asserting patent infringement.

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

In September 2008, the company and other defendants filed a motion with the MDL Panel that sought to transfer the multiple actions for coordinated pretrial proceedings. In December 2008, the MDL Panel issued an order that (i) transferred the lawsuits for coordinated or consolidated pretrial proceedings; (ii) selected the United States District Court for the Eastern District of Wisconsin as the transferee district; and (iii) provided that additional lawsuits would be treated as “tag-along” actions in accordance with its rules.

In January 2009, at the initial hearing held in the United States District Court for the Eastern District of Wisconsin, the Court (i) appointed lead plaintiffs’ counsel, and (ii) entered a stay of all litigation so that the parties could explore mediation. The company and certain other defendants entered into a settlement agreement with plaintiffs in February 2010 and, ultimately, all defendants entered into various settlement agreements with the plaintiffs. The company’s settlement agreement provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for some engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices. The plaintiffs filed a motion for preliminary approval of the company’s settlement agreement and for certification of the settlement class. The court granted the motion.

Notice was given to the settlement class and, in June 2010, the Court conducted a hearing to consider objections from certain members of the settlement class and to determine whether the settlement is fair, reasonable, and adequate. In August 2010, the Court filed an order and judgment in which it determined that the company’s settlement is fair, reasonable, and adequate, and approved the settlement. The Court filed similar orders and judgments approving the settlements entered into by other defendants. Also in August 2010, certain objectors filed notices with the United States Court of Appeals for the Seventh Circuit (the “Appellate Court”) to appeal the order and judgment approving the company’s settlement and the other orders and judgments approving the settlements with the other defendants.

In February 2011, all objectors to the company’s settlement dismissed their appeals. Accordingly, the company’s settlement agreement is final. The expected costs of the company’s performance of its settlement obligations are consistent with accruals established in prior periods and, as such, management does not currently expect that the settlement will have a material adverse effect on the company’s consolidated operating results or financial condition.

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

Management continues to evaluate this Canadian litigation. In the event the company is unable to favorably resolve this litigation, management is unable to assess at this time whether this litigation would have a material adverse effect on the company’s annual consolidated operating results or financial condition, although an unfavorable resolution or outcome could be material to the company’s consolidated operating results for a particular period.

Subsequent Events

The company evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf and agricultural micro-irrigation systems, landscaping equipment and lighting, and residential yard and snow removal products worldwide. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2011, our net sales were up 15.6 percent, as compared to the first quarter of fiscal 2010. Professional segment net sales were up 21.4 percent, as compared to the first quarter of fiscal 2010, as shipments for all professional segment businesses increased due to higher customer demand resulting from consumer optimism from improved economic conditions, the successful introduction of new products, and strong demand for golf equipment and irrigation systems. Early orders for landscape contractor equipment and continued demand for our micro-irrigation products also contributed to the professional segment sales growth. To meet increasing worldwide demand for micro-irrigation products for the agricultural market, particularly in Eastern Europe, we expect construction of a new manufacturing facility in Romania to start in 2011 with production anticipated to begin in late 2011. We expect location of this new facility in Romania to provide many advantages due to its central location, established transportation infrastructure, and access to skilled manufacturing resources. Residential segment sales increased 5.6 percent for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily as a result of early orders for a new line of zero-turn radius riding mowers and increased product placement and demand for snow thrower products, somewhat offset by lower sales of Pope irrigation products in Australia. Our net earnings were up 58.3 percent for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily from higher sales volumes and gross margin improvement. In addition, we leveraged our selling, general, and administrative (SG&A) expenses over higher sales volumes to 28.6 percent as a percent of net sales for the first quarter of fiscal 2011 compared to 29.2 percent in the first quarter of fiscal 2010.

We continued to focus on improving asset management and our financial condition remains strong. Our receivables increased slightly, by 2.3 percent, as of the end of the first quarter of fiscal 2011 compared to the end of the first quarter of fiscal 2010. Our inventory levels increased 25.5 percent as of the end of the first quarter of fiscal 2011 compared to the end of the first quarter of fiscal 2010 as we prebuilt inventory in anticipation of expected higher demand for our products in fiscal 2011 compared to last fiscal year. As of the end of our first quarter of fiscal 2011, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales was 13.5 percent compared to 23.9 percent as of the end of our first quarter of fiscal 2010. We also increased our first quarter cash dividend by 11 percent from $0.18 to $0.20 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2010.

We recently announced our new multi-year initiative, “Destination 2014” that will take us to our centennial in 2014 and into our second century. This four-year initiative is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, over the next four years we will strive to achieve $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014.

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

Net Earnings

Net earnings for the first quarter of fiscal 2011 were $17.3 million, or $0.53 per diluted share, compared to $10.9 million, or $0.32 per diluted share, for the first quarter of fiscal 2010, resulting in a net earnings per diluted share increase of 65.6 percent. The primary factors contributing to the net earnings improvement were higher sales volumes, an increase in gross margin, higher other income, and a lower effective tax rate, somewhat offset by an increase in SG&A expense. In addition, fiscal 2011 first quarter diluted net earnings per share were benefited by approximately $0.03 per share compared to the fiscal 2010 first quarter as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes our results of operations as a percentage of our net sales:

	Three Months Ended
	January 28,	January 29,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	(64.3)	(64.9)
Gross margin	35.7	35.1
SG&A expense	(28.6)	(29.2)
Interest expense	(1.1)	(1.3)
Other income, net	0.4	0.4
Provision for income taxes	(1.9)	(1.7)
Net earnings	4.5%	3.3%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2011 were $383.2 million compared to $331.4 million in the first quarter of fiscal 2010, an increase of 15.6 percent. Worldwide professional segment net sales were up 21.4 percent, as shipments for all professional segment businesses increased due to higher customer demand resulting from consumer optimism from improved economic conditions, the successful introduction of new products, and strong demand for golf equipment and irrigation systems, namely from golf projects in key international markets and domestic renovation projects. Early orders of landscape contractor equipment were strong for the first quarter in anticipation of strong demand from professional contractors for the upcoming spring and summer mowing season. Micro-irrigation product sales also increased for the first quarter due to continued growing market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and sales of our water-conserving products. Residential segment sales increased 5.6 percent for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily as a result of early orders for our new zero-turn radius riding mowers and higher shipments of snow thrower products as a result of expanded product placement and strong demand driven by heavy snowfalls during the 2010/2011 winter season. However, sales of Pope irrigation products sold in Australia were down primarily due to adverse weather conditions in Australia. In addition, worldwide shipments of walk power mowers also declined primarily as a result of efforts to ship products closer to retail demand. A weaker U.S. dollar compared to other worldwide currencies in which we transact business accounted for approximately $1 million of additional net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2011 increased 60 basis points to 35.7 percent compared to 35.1 percent in the first quarter of fiscal 2010. This improvement was due mainly to a higher proportionate share of professional segment sales that carry higher average gross margins than residential segment sales and lower manufacturing costs from higher plant utilization, mainly related to increased demand for our products.  Somewhat offsetting those positive factors were higher average prices paid for commodities in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 and increased freight expense due to higher fuel prices.

Selling, General, and Administrative Expense

SG&A expense for the first quarter of fiscal 2011 increased $12.8 million, or 13.3 percent, compared to the same period last fiscal year. However, SG&A expense as a percentage of net sales decreased 60 basis points to 28.6 percent in the first quarter of fiscal 2011 compared to 29.2 percent in the first quarter of fiscal 2010 due primarily to leveraging SG&A costs over higher sales volumes, somewhat offset by higher warranty expense as a result of special provisions for product modifications.

Interest Expense

Interest expense for the first quarter of fiscal 2011 decreased 3.0 percent compared to the first quarter of fiscal 2010 due to lower average debt levels.

Other Income, Net

Other income, net for the first quarter of fiscal 2011 was $1.4 million compared to $0.9 million for the same period last fiscal year, an increase of $0.5 million. The increase was due primarily to an increase in income from equity investments.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2011 was down to 29.3 percent compared to 33.6 percent in the first quarter of fiscal 2010. The reduction in the effective tax rate was primarily the result of the retroactive reenactment of the federal research and development tax credit.

BUSINESS SEGMENTS

As described previously, we operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables. Operating earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Operating loss for “Other” includes earnings (loss) from operations, corporate activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	January 28,	January 29,
	2011	2010	$ Change	% Change
Professional	$258,280	$212,800	$45,480	21.4%
Residential	123,293	116,756	6,537	5.6
Other	1,640	1,802	(162)	(9.0)
Total*	$383,213	$331,358	$51,855	15.6%
* Includes international sales of:	$138,751	$128,383	$10,368	8.1%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	January 28,	January 29,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$37,919	$25,810	$12,109	46.9%
Residential	11,368	13,427	(2,059)	(15.3)
Other	(24,834)	(22,789)	(2,045)	(9.0)
Total	$24,453	$16,448	$8,005	48.7%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2011 were up 21.4 percent compared to the first quarter of fiscal 2010 as shipments for all professional segment businesses increased due to higher customer demand resulting from consumer optimism from improved economic conditions, the successful introduction of new products, and strong demand for golf equipment and irrigation systems, namely from golf projects in key international markets and domestic renovation projects. Early orders of landscape contractor equipment were strong during the first quarter of fiscal 2011 in anticipation of strong demand from professional contractors for the upcoming spring and summer mowing season. Micro-irrigation product sales increased for the first quarter comparison due to continued market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and sales of our water-conserving products.

Operating Earnings. Operating earnings for the professional segment were $37.9 million in the first quarter of fiscal 2011 compared to $25.8 million in the first quarter of fiscal 2010, an increase of 46.9 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 14.7 percent compared to 12.1 percent in the first quarter of fiscal 2010. These profit improvements were primarily attributable to higher sales volumes and an increase in gross margins due to the same factors discussed previously in the Gross Profit section. Lower SG&A expenses as a percentage of net sales also contributed to the operating earnings improvement due to leveraging fixed SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2011 were up by 5.6 percent compared to the first quarter of fiscal 2010. This increase was primarily the result of early orders for our new line of zero-turn radius riding mowers due, in part, to increased customer demand resulting from increased consumer optimism and positive response to new products. Shipments of snow thrower products were also higher in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily from expanded product placement and strong demand driven by heavy snowfalls during the 2010/2011 winter season. However, sales of Pope irrigation products sold in Australia were down due to heavy rains and flooding in Australia. In addition, worldwide shipments of walk power mowers also declined as a result of efforts to ship products closer to retail demand.

Operating Earnings. Operating earnings for the residential segment were $11.4 million in the first quarter of fiscal 2011 compared to $13.4 million in the first quarter of fiscal 2010, a decrease of 15.3 percent. Expressed as a percentage of net sales, residential segment operating margins decreased to 9.2 percent compared to 11.5 percent in the first quarter of fiscal 2010. These decreases were due to lower gross margins as a result of product mix and higher commodity costs in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. In addition, higher SG&A expense as a percentage of net sales also contributed to the operating earnings decline mainly as a result of an increase in warranty expense due to special provisions for product modifications.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales decreased slightly, by $0.2 million, for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Operating Losses. Operating losses for the other segment were up $2.0 million, or 9.0 percent, for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. This increase was primarily attributable to an increase in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies as a result of higher inventory levels at those distribution companies and an increase in incentive compensation expense due to anticipated improved financial performance, somewhat offset by an increase in income from equity investments.

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

Receivables as of the end of the first quarter of fiscal 2011 increased slightly, by 2.3 percent, compared to the end of the first quarter of fiscal 2010. Our average days sales outstanding for receivables improved to 38 days based on sales for the last twelve months ended January 28, 2011, compared to 61 days for the twelve months ended January 29, 2010 primarily as the result of floor plan receivables and certain open account receivables financed with Red Iron, our financing joint venture with TCFIF, instead of with us. Inventory increased as of the end of the first quarter of fiscal 2011 by 25.5 percent compared to the end of the first quarter of fiscal 2010 as we prebuilt inventory in anticipation of expected higher demand for our products in fiscal 2011 compared to last fiscal year. However, average inventory turnover improved 15.3 percent for the twelve months ended January 28, 2011 compared to the twelve months ended January 29, 2010 as we continued to focus on improving asset management. In addition, as part of our working capital initiative, accounts payable increased as of the end of our first quarter of fiscal 2010 by $40.1 million, or 36.6 percent, driven by higher levels of inventory and production due to increased demand for our products, as well as our supply chain initiatives. As a result of our efforts to reduce working capital, as of the end of the first quarter of fiscal 2011, we maintained our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales at a level below 20 percent, or “in the teens.” Specifically, our average net working capital as a percentage of net sales for the twelve months ended January 28, 2011 was 13.5 percent.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and upgrading of existing facilities, as well as for financing of receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. One of the purposes of establishing Red Iron was to free up our working capital for other strategic purposes, which may include, among other things, research and development of innovative new products, improvements in the quality and performance of existing products, strategic acquisitions and investments, and returning value to shareholders through share repurchases and cash dividends. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Our Board of Directors approved a cash dividend of $0.20 per share for the first quarter of fiscal 2011 paid on January 11, 2011, which was an increase of 11 percent over our cash dividend of $0.18 per share for the first quarter of fiscal 2010.

On December 1, 2010 our Board of Directors authorized the repurchase of up to an additional 3 million shares of our common stock in open-market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by the Board of Directors at any time.

Cash Flow. Our first fiscal quarter historically uses more operating cash than other fiscal quarters due to the seasonality of our business. Cash used for operating activities for the first three months of fiscal 2011 was up $20.9 million compared to the first three months of fiscal 2010 as a result of an increase in inventory levels, somewhat offset by higher net earnings. Cash used for investing activities was also up $5.0 million compared to the first quarter of fiscal 2010, due mainly to an increase in cash utilized for an acquisition. Cash used for financing activities for the first quarter of fiscal 2011 was higher by $27.8 million compared to the first quarter of fiscal 2010. This increase was primarily attributable to higher levels of funds used to repurchase our common stock during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including a $175.0 million unsecured senior revolving credit facility that expires in January 2012. We intend to amend or replace this credit facility prior to its expiration in January 2012. We had no outstanding short-term debt under this revolving credit facility as of January 28, 2011. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $18 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of January 28, 2011, we had no outstanding short-term debt under these lines of credit. We also have a letter of credit subfacility as part of our credit agreement. As of January 28, 2011, we had $10.4 million of outstanding standby letters of credit. As of January 28, 2011, we had $183.3 million of unutilized availability under our credit agreements. In addition, we had $0.2 million in short-term debt for certain receivables for which we provided recourse to Red Iron as of January 28, 2011.

On November 9, 2010, we amended the terms of our credit agreement for our revolving credit facility to better match our financing needs to our ongoing capital requirements. The amendment included the following changes: (i) replace the debt-to-capitalization covenant with a debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) covenant that shall not exceed 3.25 to 1.00 for any four-quarter period; (ii) remove language that prohibits us from repurchasing our own debt; and (iii) reduce the total amount of the credit line from $225.0 million to $175.0 million. This amendment provides us with more flexibility in the deployment of our capital, while reducing ongoing costs to maintain the amount of credit required for ongoing operations. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of January 28, 2011, and we expect to be in compliance with all covenants during the remainder of fiscal 2011. Our credit agreement for our revolving credit facility requires compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50 to 1.00, the basis point spread over LIBOR we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2011 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $4.7 million of receivables from us during the first quarter of fiscal 2011. As of January 28, 2011, $11.2 million of receivables financed the third party financing company, excluding Red Iron, were outstanding, which includes outstanding receivables that were financed by third party sources before the establishment of Red Iron. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first quarter of fiscal 2011, average prices paid for commodities and components we purchase were higher compared to the average prices paid for commodities and components in the first quarter of fiscal 2010, which hampered our gross margin growth rate in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components to be higher for the remainder of fiscal 2011 as compared to fiscal 2010. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2010 for a discussion of our critical accounting policies.

New Accounting Pronouncement to be Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. We will adopt the provision of ASU No. 2010-06 for Level 3 fair-value measurements for our second fiscal quarter beginning on January 30, 2011, as required. We do not expect the adoption of ASU No. 2010-06 for Level 3 fair value measurements will have a material impact on our disclosures.

No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2011 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “forecast,” “optimistic,” “plan,” “anticipate,” “continue,” “estimate,” “believe,” “could,” “should,” “will,” “would,” “may,” “possible,” “likely,” “intend,” and similar expressions. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•            Economic conditions and outlook in the United States and around the world could adversely affect our net sales and earnings, which includes but is not limited to recessionary conditions; slow or negative economic growth rates; continued slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; continued slow down or reductions in levels of home ownership, construction, and home sales; home foreclosures; reduced consumer spending levels; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher commodity and component costs and fuel prices; higher short-term, mortgage, and other interest rates; continued high unemployment rates; inflationary or deflationary pressures; negative consumer confidence; the impact of sovereign and state debt; and general economic and political conditions and expectations in the U.S. and the other countries in which we conduct business.

•            Increases in the cost or disruption in the availability of raw materials and components that we purchase and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

•            Weather conditions may reduce demand for some of our products and adversely affect our net sales.

•            Our professional segment net sales are dependent upon golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; availability of credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment; and other factors.

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

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results. We intend to build a manufacturing facility during fiscal 2011 in Romania for micro-irrigation products. Specifically, if this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

•            We intend to grow our business in part through additional acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships.

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

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements that beginning in 2012 are applicable to diesel engines in a specified horsepower range that are used in some of our products. Although we are developing plans to achieve substantial compliance with Tier 4 requirements, these plans will be subject to many variables and if we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results.

•            Legislative enactments could impact the competitive landscape within our markets and affect demand for our products.

•            We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

•            If we are unable to retain our key employees and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

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

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and employee engagement goals of our new, multi-year employee initiative called “Destination 2014”; natural or man-made disasters or global pandemics that may result in shortages of raw materials, higher fuel costs, and an increase in insurance premiums; financial viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2011 and 2012. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended January 28, 2011 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.9220	$52,168.4	$(1,900.4)	$(2,621.3)
Buy US dollar/Sell Canadian dollar	0.9649	7,043.6	(257.6)	(46.4)
Buy US dollar/Sell Euro	1.3351	77,104.1	(1,359.2)	(573.7)
Buy US dollar/Sell British pound	1.5879	3,334.6	—	(4.1)
Buy Mexican peso/Sell US dollar	12.8705	16,704.8	824.2	350.5
Buy Romanian New Lei/Sell Euro	4.2688	2,363.5	—	(4.8)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended January 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material legal proceedings, see Notes to Condensed Consolidated Financial Statements under the heading “Litigation” included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2011 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)

November 1, 2010 through November 26, 2010	—		$—	—	1,329,238

November 27, 2010 through December 31, 2010	19,689		63.33	19,689	4,309,549

January 1, 2011 through January 28, 2011	463,651	(3)	61.84	462,300	3,847,249

Total	483,340		$61.90	481,989

(1)          On July 21, 2009, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. As of January 28, 2011, there were 847,249 shares remaining for repurchase under this program.

(2)          On December 1, 2010, the company’s Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the first quarter of fiscal 2011.

(3)          Includes 1,351 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $61.95 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,351 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

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

10.1

The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).

10.2

Amendment No. 5 to Credit Agreement, dated as of November 9, 2010, by and among The Toro Company, Toro Credit Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company, Tover Overseas B.V., and Toro Factoring Company Limited, each as a Borrower, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated November 9, 2010, Commission File No. 1-8649).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the period ended January 28, 2011, filed with the SEC on March 4, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended January 28, 2011 and January 29, 2010, (ii) Condensed Consolidated Balance Sheets as of January 28, 2011, January 29, 2010, and October 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the three-month periods ended January 28, 2011 and January 29, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: March 4, 2011	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)