Form 10-Q
period 2011-04-29
TORO CO
filed 2011-06-03
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2011

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

The number of shares of Common Stock outstanding as of May 27, 2011 was 30,892,204.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010
Net sales	$631,601	$562,819	$1,014,813	$894,177
Cost of sales	418,047	375,407	664,614	590,374
Gross profit	213,554	187,412	350,199	303,803
Selling, general, and administrative expense	120,199	115,289	229,643	211,888
Operating earnings	93,355	72,123	120,556	91,915
Interest expense	(4,186)	(4,271)	(8,302)	(8,516)
Other income, net	1,331	905	2,699	1,806
Earnings before income taxes	90,500	68,757	114,953	85,205
Provision for income taxes	30,250	23,096	37,421	28,626
Net earnings	$60,250	$45,661	$77,532	$56,579

Basic net earnings per share of common stock	$1.92	$1.35	$2.45	$1.67

Diluted net earnings per share of common stock	$1.88	$1.34	$2.41	$1.65

Weighted-average number of shares of common stock outstanding — Basic	31,447	33,714	31,650	33,871

Weighted-average number of shares of common stock outstanding — Diluted	32,020	34,142	32,228	34,198

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	April 29,	April 30,	October 31,
	2011	2010	2010
ASSETS
Cash and cash equivalents	$106,862	$180,385	$177,366
Receivables, net	278,491	260,789	142,901
Inventories, net	259,826	174,406	194,402
Prepaid expenses and other current assets	15,261	12,150	10,766
Deferred income taxes	59,535	57,120	59,538
Total current assets	719,975	684,850	584,973

Property, plant, and equipment	630,130	567,726	594,070
Less accumulated depreciation	449,815	402,212	420,663
	180,315	165,514	173,407

Deferred income taxes	2,140	3,626	842
Other assets	23,812	21,072	17,038
Goodwill	91,892	86,558	86,400
Other intangible assets, net	34,393	24,369	22,962
Total assets	$1,052,527	$985,989	$885,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,478	$3,705	$1,970
Short-term debt	64	513	1,034
Accounts payable	202,588	171,279	125,138
Accrued liabilities	285,896	247,040	240,141
Total current liabilities	491,026	422,537	368,283

Long-term debt, less current portion	224,897	224,297	223,578
Deferred revenue	10,673	9,567	10,944
Other long-term liabilities	7,391	7,951	7,007

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 30,999,154 shares as of April 29, 2011, 32,762,713 shares as of April 30, 2010, and 31,394,942 shares as of October 31, 2010	30,999	32,763	31,395
Retained earnings	289,573	298,960	253,477
Accumulated other comprehensive loss	(2,032)	(10,086)	(9,062)
Total stockholders’ equity	318,540	321,637	275,810
Total liabilities and stockholders’ equity	$1,052,527	$985,989	$885,622

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	April 29,	April 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$77,532	$56,579
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity income from investments	(2,239)	(480)
Depreciation, amortization, and impairment losses	22,880	22,254
Gain on disposal of property, plant, and equipment	(11)	(49)
Stock-based compensation expense	3,975	2,851
Deferred income taxes	(882)	501
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(131,433)	(124,950)
Inventories, net	(61,490)	3,163
Prepaid expenses and other assets	(4,246)	1,471
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	113,611	119,446
Net cash provided by operating activities	17,697	80,786

Cash flows from investing activities:
Purchases of property, plant, and equipment	(25,925)	(20,650)
Proceeds from asset disposals	95	211
Increase in investment in affiliates, net	(4,563)	(9,592)
Decrease in other assets	234	371
Acquisitions, net of cash acquired	(12,060)	(3,572)
Net cash used for investing activities	(42,219)	(33,232)

Cash flows from financing activities:
Decrease in short-term debt	(776)	—
Repayments of long-term debt, net of costs	(1,162)	(1,220)
Excess tax benefits from stock-based awards	2,339	2,513
Proceeds from exercise of stock options	11,248	11,475
Purchases of Toro common stock	(46,712)	(54,106)
Dividends paid on Toro common stock	(12,682)	(12,205)
Net cash used for financing activities	(47,745)	(53,543)

Effect of exchange rates changes on cash	1,763	(1,399)

Net decrease in cash and cash equivalents	(70,504)	(7,388)
Cash and cash equivalents as of the beginning of the fiscal period	177,366	187,773
Cash and cash equivalents as of the end of the fiscal period	$106,862	$180,385

Long-term debt issued in connection with acquisitions	$3,015	$440

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 29, 2011

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended April 29, 2011 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2011. Additional factors that could cause the company’s actual results to differ materially from its expected results, including any forward-looking statements made in this report, are described in the company’s most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.

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

Acquisition

On January 17, 2011, during the first quarter of fiscal 2011, the company completed the acquisition of a majority of the assets of, and assumed certain liabilities from, Unique Lighting Systems, Inc. (Unique Lighting), a leading manufacturer of professionally installed landscape lighting fixtures and transformers for residential and commercial use. The estimated purchase price was $19.1 million, which included a cash payment, the issuance of a long-term note, and an estimated earnout consideration. The earnout is based on annual financial results over certain thresholds as defined in the agreement from fiscal 2011 through fiscal 2016.

This acquisition was immaterial based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	2011	2010	2011	2010
Net earnings	$60,250	$45,661	$77,532	$56,579
Other comprehensive income (loss):
Cumulative translation adjustments	7,382	(1,733)	6,957	(3,865)
Pension liability adjustment, net of tax	(257)	—	(257)	671
Unrealized (loss) gain on derivative instruments, net of tax	(607)	762	330	2,511
Comprehensive income	$66,768	$44,690	$84,562	$55,896

Stock-Based Compensation

Stock Option Awards

Under the company’s equity-based compensation plan, option awards are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to non-employee directors, officers, and other key employees on an annual basis in the first quarter of the company’s fiscal year. Option awards generally vest one-third each year over a three-year period and have a ten-year term. Other option awards granted to certain key employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. However, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or longer, the fair value of the options granted is fully expensed on the date of the grant. Similarly, options granted to officers and other key employees are also subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the option to continue to vest following retirement.

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

	Fiscal 2011	Fiscal 2010
Expected life of option in years	6	6
Expected volatility	33.34% - 33.43%	33.0% - 33.1%
Weighted-average volatility	33.42%	33.0%
Risk-free interest rate	1.721% - 2.359%	2.51% - 2.87%
Expected dividend yield	1.04% - 1.16%	1.52% - 1.68%
Weighted-average dividend yield	1.05%	1.54%
Grant date weighted-average fair value	$20.30	$12.33

Performance Share Awards

The company grants to officers and other key employees long-term performance share awards pursuant to which they are entitled to the right to receive shares of common stock or performance share units contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock or performance share units a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest over a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals. The fair value of performance share awards granted during the first quarter of each of fiscal 2011 and 2010 was $63.52 per share and $40.73 per share, respectively.

Restricted Stock Awards

In the first quarter of fiscal 2011, the company began granting restricted stock awards to certain non-officer employees. In the second quarter of fiscal 2011, the company granted restricted stock awards to two officer employees to help ensure a smooth transition in connection with the retirement of the company’s chief financial officer. Restricted stock awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Previously, the company granted limited restricted stock awards with varying vesting schedules. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant, is generally recognized for these awards over the vesting period. Similar to stock options, restricted stock awards are also subject to accelerated expensing if the restricted stock award holder meets the retirement definition set forth in the plan. In that case, the fair value of the restricted stock award is expensed in the fiscal year of grant because the restricted stock holder must be employed as of the end of the fiscal year in which the restricted stock awards are granted in order for the restricted stock award to continue to vest following retirement. The weighted average fair value of restricted stock awards granted during fiscal the first six months of 2011 was $64.58 per share.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Shares in thousands)	2011	2010	2011	2010
Basic
Weighted-average number of shares of common stock	31,447	33,714	31,645	33,867
Assumed issuance of contingent shares	—	—	5	4
Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,447	33,714	31,650	33,871
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,447	33,714	31,650	33,871
Effect of dilutive securities	573	428	578	327
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	32,020	34,142	32,228	34,198

Options to purchase an aggregate of 222,360 and 331,730 shares of common stock outstanding during the second quarter of fiscal 2011 and 2010, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 177,641 and 679,875 shares of common stock outstanding during the year-to-date periods through the second quarter of fiscal 2011 and 2010, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

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

Inventories were as follows:

	April 29,	April 30,	October 31,
(Dollars in thousands)	2011	2010	2010
Raw materials and work in process	$75,964	$67,277	$66,152
Finished goods and service parts	239,604	157,272	183,992
Total FIFO value	315,568	224,549	250,144
Less: adjustment to LIFO value	55,742	50,143	55,742
Total	$259,826	$174,406	$194,402

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2011 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2010	$75,422	$10,978	$86,400
Addition from an acquisition	5,658	—	5,658
Translation and other adjustments	(208)	42	(166)
Balance as of April 29, 2011	$80,872	$11,020	$91,892

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) April 29, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	15	$1,500	$(100)	$1,400
Patents	5-13	9,304	(7,261)	2,043
Non-compete agreements	2-10	5,339	(2,244)	3,095
Customer related	5-13	8,015	(2,469)	5,546
Developed technology	2-10	22,658	(5,630)	17,028
Other		800	(800)	—
Total amortizable		47,616	(18,504)	29,112
Non-amortizable - Trade names		5,281	—	5,281
Total other intangible assets, net		$52,897	$(18,504)	$34,393

(Dollars in thousands) October 31, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,703	$(7,034)	$1,669
Non-compete agreements	2-10	3,039	(1,910)	1,129
Customer related	10-13	7,471	(2,061)	5,410
Developed technology	2-10	13,984	(4,511)	9,473
Other		800	(800)	—
Total amortizable		33,997	(16,316)	17,681
Non-amortizable - Trade names		5,281	—	5,281
Total other intangible assets, net		$39,278	$(16,316)	$22,962

Amortization expense for intangible assets during the first six months of fiscal 2011 was $2.2 million. Estimated amortization expense for the remainder of fiscal 2011 and succeeding fiscal years is as follows: fiscal 2011 (remainder), $2.5 million; fiscal 2012, $4.9 million; fiscal 2013, $4.7 million; fiscal 2014, $4.4 million; fiscal 2015, $4.3 million; fiscal 2016, $3.8 million; and after fiscal 2016, $4.5 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of April 29, 2011 was $16.5 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.4 million as of April 29, 2011.

On October 29, 2010, the company and Red Iron amended their repurchase agreement under which Red Iron provides financing for certain dealers and distributors. Instead of transactions under the agreements being characterized as a sale of receivables from the company to Red Iron, the transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron that extinguishes the obligation of the dealer or distributor to make payment to the company under the terms of the invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the six months ended April 29, 2011 was $593.3 million.

Red Iron’s year end date is December 31. As of March 31, 2011, Red Iron’s total assets were $331.3 million and total liabilities were $294.6 million.

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

Warranty provisions, claims, and changes in estimates for the first six-month periods in fiscal 2011 and 2010 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Six Months Ended	Balance	Provisions	Claims	Estimates	Balance
April 29, 2011	$56,934	$22,253	$(11,459)	$1,541	$69,269

April 30, 2010	54,273	19,167	(12,972)	1,061	61,529

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended April 29, 2011	Professional	Residential	Other	Total
Net sales	$418,284	$209,632	$3,685	$631,601
Intersegment gross sales	13,272	1,310	(14,582)	—
Earnings (loss) before income taxes	85,606	26,539	(21,645)	90,500

Three months ended April 30, 2010	Professional	Residential	Other	Total
Net sales	$349,576	$210,098	$3,145	$562,819
Intersegment gross sales	6,258	59	(6,317)	—
Earnings (loss) before income taxes	67,603	25,113	(23,959)	68,757

Six months ended April 29, 2011	Professional	Residential	Other	Total
Net sales	$676,564	$332,925	$5,324	$1,014,813
Intersegment gross sales	19,567	2,164	(21,731)	—
Earnings (loss) before income taxes	123,525	37,907	(46,479)	114,953
Total assets	570,462	248,099	233,966	1,052,527

Six months ended April 30, 2010	Professional	Residential	Other	Total
Net sales	$562,376	$326,854	$4,947	$894,177
Intersegment gross sales	8,370	321	(8,691)	—
Earnings (loss) before income taxes	93,413	38,540	(46,748)	85,205
Total assets	491,307	212,857	281,825	985,989

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	2011	2010	2011	2010
Corporate expenses	$(18,367)	$(20,452)	$(37,788)	$(38,396)
Interest expense, net	(4,186)	(4,271)	(8,302)	(8,516)
Other	908	764	(389)	164
Total	$(21,645)	$(23,959)	$(46,479)	$(46,748)

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

The company formally assesses at a hedge’s inception and on an ongoing basis whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the second quarter of fiscal 2011, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of April 29, 2011, the notional amount outstanding of forward contracts designated as cash flow hedges was $88.1 million.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	April 29, 2011		April 30, 2010		April 29, 2011		April 30, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$—	Prepaid expenses	$—	Accrued liabilities	$3,151	Accrued liabilities	$412

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	4,803	Accrued liabilities	$186

Total Derivatives		$—		$—		$7,954		$598

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments for the three and six months ended April 29, 2011 and April 30, 2010, respectively.

							Gain (Loss)
							Recognized in Income
	Gain (Loss)			Gain (Loss)		Location of Gain (Loss)	on Derivatives
	Recognized in OCI on		Location of Gain	Reclassified from		Recognized in Income	(Ineffective Portion and
	Derivatives		(Loss) Reclassified	AOCL into Income		on Derivatives	Excluded from
	(Effective Portion)		from AOCL	(Effective Portion)		(Ineffective Portion	Effectiveness Testing)
(Dollars in thousands)	April 29,	April 30,	into Income	April 29,	April 30,	and excluded from	April 29,	April 30,
For the three months ended	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010

Foreign exchange contracts	$(2,859)	$407	Net sales	$(1,847)	$(636)	Other income, net	$(46)	$(54)
Foreign exchange contracts	261	298	Cost of sales	231	134
Total	$(2,598)	$705		$(1,616)	$(502)

	April 29,	April 30,		April 29,	April 30,		April 29,	April 30,
For the six months ended	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(7,119)	$(2,345)	Net sales	$(2,590)	$(1,526)	Other income, net	$(358)	$(177)
Foreign exchange contracts	1,228	251	Cost of sales	374	95
Total	$(5,891)	$(2,094)		$(2,216)	$(1,431)

As of April 29, 2011, the company anticipates to reclassify approximately $3.7 million of losses from AOCL to earnings during the next 12 months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	April 29,	April 30,	April 29,	April 30,
(Dollars in thousands)	Recognized in Net Earnings	2011	2010	2011	2010

Foreign exchange contracts	Other income, net	$(8,016)	$3,369	$(9,509)	$4,202

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

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. We adopted the provision of ASU No. 2010-06 for Level 3 fair-value measurements for our second fiscal quarter beginning on January 30, 2011, as required. The adoption of ASU No. 2010-06 for Level 3 fair value measurements did not have an impact on our disclosures.

Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short maturities. Foreign currency forward exchange contracts are valued at fair market value using the market approach based on exchange rates as of the reporting date, which is the amount the company would receive or pay to terminate the contracts. The unfunded deferred compensation liability is primarily subject to changes in fixed-

income investment contracts based on current yields. For accounts receivable and accounts payable, carrying amounts are a reasonable estimate of fair value given their short-term nature.

Assets and liabilities measured at fair value on a recurring basis, as of April 29, 2011, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$106,862	$106,862	—	—
Total Assets	$106,862	$106,862	—	—
Liabilities:
Foreign exchange contracts	$7,954	—	$7,954	—
Deferred compensation liabilities	4,654	—	4,654	—
Total Liabilities	$12,608	—	$12,608	—

Assets measured at fair value on a nonrecurring basis related to the company’s acquisition of Unique Lighting, as of April 29, 2011, are summarized below:

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

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation. Beginning in June 2004, various plaintiffs filed class action lawsuits in state and federal courts throughout the country against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs (i) asserted statutory and common law claims, and (ii) sought an injunction, unspecified compensatory and punitive damages, treble damages, and attorneys’ fees.  In December 2008, all lawsuits were transferred to the United States District Court for the Eastern District of Wisconsin for coordinated or consolidated pretrial proceedings.

In February 2010, the company and certain other defendants entered into a settlement agreement with plaintiffs and, ultimately, all defendants entered into various settlement agreements with the plaintiffs. The company’s settlement agreement provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for some engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices.

In August 2010, the Court entered an order and judgment in which it determined that the company’s settlement is fair, reasonable, and adequate, and approved the settlement.  The Court also entered an order certifying a settlement class consisting of all persons in the United States who, beginning January 1, 1994 and through April 12, 2010, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the defendants.  The Court entered similar orders and judgments approving the settlements entered into by other defendants. Also in August 2010, certain objectors filed notices with the United States Court of Appeals for the Seventh Circuit to appeal the order and judgment approving the company’s settlement and the other orders and judgments approving the settlements with the other defendants.

In February 2011, all objectors to the company’s settlement dismissed their appeals. Accordingly, the company’s settlement agreement became final. The expected costs of the company’s performance of its settlement obligations are consistent with accruals established in prior periods and, as such, management does not currently expect that the settlement will have a material adverse effect on the company’s consolidated operating results or financial condition.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, agricultural micro-irrigation systems, landscaping equipment and lighting, and residential yard and snow removal products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2011 were positive with a net sales growth rate of 12.2 percent and a net earnings growth rate of 32.0 percent, each as compared to the second quarter of fiscal 2010. Year-to-date net earnings increased 37.0 percent in fiscal 2011 compared to the same period in the last fiscal year on a year-to-date net sales growth rate of 13.5 percent. Sales for all professional segment businesses increased due to higher demand resulting from improved economic conditions, better product availability, the successful introduction of new products, and strong demand for golf equipment and irrigation systems. Early orders for landscape contractor equipment, rebound of the rental market, and continued demand for our micro-irrigation products also contributed to the growth of professional segment sales. To meet increasing worldwide demand for micro-irrigation products for the agricultural market, particularly in Eastern Europe, we began construction of a new manufacturing facility in Romania with production anticipated to begin in late 2011. We expect this new facility in Romania to provide many advantages due to its central location, established transportation infrastructure, and access to skilled manufacturing resources. Residential segment sales decreased slightly for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 but increased 1.9 percent for the year-to-date period of fiscal 2011 compared to the same period last fiscal year. Cool, wet weather dampened sales of walk power mowers for both the second quarter and year-to-date periods of fiscal 2011 compared to the same periods in the prior fiscal year. These declines were somewhat offset by consumer demand resulting in strong orders for our new line of zero-turn radius riding mowers, as well as better product availability. Net earnings as a percentage of net sales rose to 9.5 percent and 7.6 percent in the second quarter and year-to-date periods of fiscal 2011, respectively, compared to 8.1 percent and 6.3 percent in the second quarter and year-to-date periods of fiscal 2010, respectively. Higher gross margins, leveraging of selling, general, and administrative (“SG&A”) expenses, and a lower effective tax rate also contributed to the earnings improvement.

We continued to focus on asset management and our financial condition remains strong. Our receivables increased by 6.8 percent as of the end of the second quarter of fiscal 2011 compared to the end of the second quarter of fiscal 2010. Our inventory levels also increased by 49.0 percent as of the end of the second quarter of fiscal 2011 compared to the end of the second quarter of fiscal 2010 as we prebuilt inventory in anticipation of expected higher demand for our products and product availability issues we experienced last year that we did not want to replicate this fiscal year, coupled with the impact of lower sales of some residential segment products due to unfavorable weather conditions. As of the end of our second quarter of fiscal 2011, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales was 13.6 percent compared to 19.0 percent as of the end of our second quarter of fiscal 2010. We also increased our second quarter cash dividend by 11 percent from $0.18 to $0.20 per share compared to the quarterly cash dividend paid in the second quarter of fiscal 2010.

We are off to a good start with our new multi-year initiative, “Destination 2014” that will take us to our centennial in 2014 and into our second century. This four-year initiative is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we will strive to achieve $100 million in organic revenue growth in each of fiscal 2011, 2012, 2013, and 2014, and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We currently believe that we will achieve our organic revenue growth goal of $100 million for fiscal 2011. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.

We are optimistic that the positive momentum from our second quarter should continue through the remainder of fiscal 2011. Our continued focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economies and the pace and degree of recovery, retail demand, field inventory levels, commodity prices, weather, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2011 were $60.3 million, or $1.88 per diluted share, compared to $45.7 million, or $1.34 per diluted share, for the second quarter of fiscal 2010, resulting in a net earnings per diluted share increase of 40.3 percent. Year-to-date net earnings in fiscal 2011 were $77.5 million, or $2.41 per diluted share, compared to $56.6 million, or $1.65 per diluted share, last fiscal year, resulting in a net earnings per diluted share increase of 46.1 percent. The primary factors contributing to our earnings improvements were higher sales volumes, an increase in gross margin, and a lower effective tax rate, somewhat offset by an increase in SG&A expense. In addition, second quarter and year-to-date fiscal 2011 net earnings per diluted share were benefited by approximately $0.12 per share and $0.14 per share, respectively, compared to the same periods in fiscal 2010, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.2)	(66.7)	(65.5)	(66.0)
Gross margin	33.8	33.3	34.5	34.0
SG&A expense	(19.0)	(20.5)	(22.6)	(23.7)
Operating earnings	14.8	12.8	11.9	10.3
Interest expense	(0.7)	(0.8)	(0.8)	(1.0)
Other income, net	0.2	0.2	0.2	0.2
Provision for income taxes	(4.8)	(4.1)	(3.7)	(3.2)
Net earnings	9.5%	8.1%	7.6%	6.3%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date periods of fiscal 2011 were up 12.2 percent and 13.5 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were up 19.7 percent and 20.3 percent for the second quarter and year-to-date periods of fiscal 2011, respectively, compared to the same periods in the prior fiscal year. Shipments for all professional segment businesses increased due to strong demand resulting from improved economic conditions, better product availability, and the successful introduction of new products.  Demand for golf equipment and irrigation systems was particularly strong due to golf development projects in key international markets and domestic renovation projects. Sales of landscape contractor equipment were also up due to positive customer response of new products and strong demand from professional contractors for the spring and summer mowing season, despite a slow start to spring in key markets. In addition, shipments of products from our Sitework Systems business were up as a result of the rebound in the rental market, as well as new products that were positively received by customers. Micro-irrigation product sales also increased due to the continued growing market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and sales of our water-conserving products. Residential segment net sales declined slightly for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, but increased 1.9 percent for the year-to-date period of fiscal 2011 compared to the same period in fiscal 2010. Sales of riding products were strong due to continued demand for our new zero-turn radius riding mowers, as well as better product availability. However, shipments of walk power mowers were down for the second quarter and year-to-date periods of fiscal 2011 compared to the same periods last fiscal year as a result of cool, wet weather conditions in key markets. International net sales for the second quarter and year-to-date periods of fiscal 2011 increased 19.5 percent and 14.6 percent, respectively, from the same periods in the prior fiscal year due in part to a weaker U.S. dollar compared to other currencies in which we transact business that accounted for approximately $4.7 million and $5.7 million of additional net sales for the second quarter and year-to-date periods of fiscal 2011, respectively.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2011 increased 50 basis points to 33.8 percent compared to 33.3 percent in the second quarter of fiscal 2010. Gross profit as a percent of net sales for the year-to-date period of fiscal 2011 also increased 50 basis points to 34.5 percent compared to 34.0 percent for year-to-date period of fiscal 2010. These improvements were due mainly to a higher proportionate share of professional segment sales that carry higher average gross margins than residential segment sales and lower manufacturing costs from higher plant utilization, mainly related to increased demand for our products. Somewhat offsetting those positive factors were increased freight expense due to higher fuel prices and higher average prices paid for commodities in the first half of fiscal 2011 compared to the first half of fiscal 2010.

Selling, General, and Administrative Expense

SG&A expense increased $4.9 million, or 4.3 percent, for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 and increased $17.8 million, or 8.4 percent for the year-to-date period of fiscal 2011 compared to the year-to-date period of fiscal 2010. As a percentage of net sales, SG&A expense decreased 150 basis points and 110 basis points for the second quarter and year-to-date periods of fiscal 2011, respectively, compared to the same periods in the prior fiscal year. Those decreases were primarily attributable to leveraging SG&A costs over higher sales volumes.

Interest Expense

Interest expense for the second quarter and year-to-date periods of fiscal 2011 decreased 2.0 percent and 2.5 percent, respectively, compared to the same periods in the prior fiscal year as a result of lower average debt levels.

Other Income, Net

Other income, net for the second quarter and year-to-date periods of fiscal 2011 increased $0.4 million and $0.9 million, respectively, compared to the same periods in the prior fiscal year. The increases were due primarily to an increase in income from equity investments, somewhat offset by an increase in foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2011 was 33.4 percent compared to 33.6 percent for the second quarter of fiscal 2010. The effective tax rate for the year-to-date periods of fiscal 2011 and 2010 was 32.6 percent and 33.6 percent, respectively. The reduction in the effective tax rate was primarily the result of the retroactive reenactment of the federal research and development tax credit.

BUSINESS SEGMENTS

As described previously, we operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables. Operating earnings for our Professional and Residential segments are defined as operating earnings plus other income, net. Operating loss for “Other” includes operating earnings (loss), corporate activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	April 29,	April 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$418,284	$349,576	$68,708	19.7%
Residential	209,632	210,098	(466)	(0.2)
Other	3,685	3,145	540	17.2
Total *	$631,601	$562,819	$68,782	12.2%

* Includes international sales of:	$201,896	$168,883	$33,013	19.5%

	Six Months Ended
	April 29,	April 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$676,564	$562,376	$114,188	20.3%
Residential	332,925	326,854	6,071	1.9
Other	5,324	4,947	377	7.6
Total *	$1,014,813	$894,177	$120,636	13.5%

* Includes international sales of:	$340,647	$297,266	$43,381	14.6%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	April 29,	April 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$85,606	$67,603	$18,003	26.6%
Residential	26,539	25,113	1,426	5.7
Other	(21,645)	(23,959)	2,314	9.7
Total	$90,500	$68,757	$21,743	31.6%

	Six Months Ended
	April 29,	April 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$123,525	$93,413	$30,112	32.2%
Residential	37,907	38,540	(633)	(1.6)
Other	(46,479)	(46,748)	268	0.6
Total	$114,953	$85,205	$29,747	34.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date periods of fiscal 2011 increased 19.7 percent and 20.3 percent, respectively, compared to the same periods in the last fiscal year. Shipments for all professional segment businesses increased due to strong demand resulting from improved economic conditions, better product availability, and the successful introduction of new products.  Demand for golf equipment and irrigation systems was particularly strong due to golf development projects in key international markets and domestic renovation projects. Sales of landscape contractor equipment were also up due to positive customer response of new products and strong demand from professional contractors for the spring and summer mowing season, despite a slow start to spring in key markets. In addition, shipments of products from our Sitework Systems business were up as a result of the rebound in the rental market, as well as new products that were positively received by customers. Micro-irrigation product sales also increased due to the continued growing market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and sales of our water-conserving products.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date periods of fiscal 2011 increased 26.6 percent and 32.2 percent, respectively, compared to the same periods in the last fiscal year. Expressed as a percentage of net sales, professional segment operating margin increased to 20.5 percent compared to 19.3 percent in the second quarter of fiscal 2010, and fiscal 2011 year-to-date professional segment operating margin also increased to 18.3 percent compared to 16.6 percent from the same period in the last fiscal year. These profit improvements were primarily attributable to higher sales volumes and lower SG&A expenses as a percentage of net sales due to leveraging fixed SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter of fiscal 2011 decreased slightly, by 0.2 percent, compared to the second quarter of fiscal 2010. For the year-to-date period of fiscal 2011, worldwide net sales for the residential segment increased 1.9 percent compared to the same period last fiscal year. Sales of riding products were strong due to continued demand for our new zero-turn radius riding mowers, as well as better product availability. However, shipments of walk power mowers were down for the second quarter and year-to-date periods of fiscal 2011 compared to the same periods last fiscal year as a result of cool, wet weather conditions in key markets. Although net sales of Pope products sold in Australia increased in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, shipments of Pope products were down for the year-to-date comparison due to heavy rains and flooding in Australia that negatively impacted demand in the first quarter of fiscal 2011. Net sales for the year-to-date period of fiscal 2011 compared to the same period last fiscal year were benefited by higher shipments of snow thrower products as a result of expanded product placement and strong demand driven by heavy snowfalls during the 2010/2011 winter season.

Operating Earnings. Operating earnings for the residential segment in the second quarter of fiscal 2011 increased 5.7 percent compared to the second quarter of fiscal 2010. Expressed as a percentage of net sales, residential segment operating margin increased to 12.7 percent in the second quarter of fiscal 2011 compared to 12.0 percent in the second quarter of fiscal 2010. This profit improvement was primarily attributable to higher gross margins due to the same factors discussed previously in the Gross Profit section. Operating earnings for the residential segment in the year-to-date period of fiscal 2011 were down by 1.6 percent compared to the same period in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin also decreased to 11.4 percent for the year-to-date period of fiscal 2011 from 11.8 percent for the year-to-date period of fiscal 2010. Higher SG&A expenses, mainly from an increase in warranty expense due to special provisions for product modifications incurred mainly in the first quarter of fiscal 2011, as well as overall higher fixed SG&A costs over essentially flat sales volumes, more than offset the improvement in gross margins for the year-to-date period of fiscal 2011 compared to the same period in the prior fiscal year.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the second quarter and year-to-date periods of fiscal 2011 increased slightly, by $0.5 million and $0.4 million, respectively, compared to the same periods in the prior fiscal year.

Operating Losses. Operating losses for the other segment were down for the second quarter and year-to-date periods of fiscal 2011 by $2.3 million, or 9.7 percent, and $0.3 million, or 0.6 percent, respectively, compared to the same periods in the last fiscal year. These loss declines were primarily attributable to the following factors: (i) improved profitability at our wholly owned domestic distribution companies; (ii) lower self-insured health care costs; and (iii) an increase in income from equity investments. Somewhat offsetting those factors was an increase in incentive compensation expense due to anticipated improved financial performance and higher foreign currency exchange rate losses.

FINANCIAL POSITION

Working Capital

We have taken proactive measures to improve working capital utilization, including managing our assets and adjusting production plans. As such, our financial condition remains strong. We continue to place emphasis on asset management, with a focus on minimizing the amount of working capital in the supply chain and maintaining or improving order replenishment and service levels to end users.

Receivables as of the end of the second quarter of fiscal 2011 increased by 6.8 percent compared to the end of the second quarter of fiscal 2010. Our average days sales outstanding for receivables improved to 36 days based on sales for the last twelve months ended April 29, 2011, compared to 50 days for the twelve months ended April 30, 2010 primarily as the result of floor plan receivables and certain open account receivables financed with Red Iron, our financing joint venture with TCFIF, instead of with us. Inventory levels as of the end of the second quarter of fiscal 2011 increased by 49.0 percent compared to the end of the second quarter of fiscal 2010 as we prebuilt inventory in anticipation of expected higher demand for our products and product availability issues we experienced last year that we did not want to replicate this fiscal year, coupled with the impact of lower sales of some residential segment products due to unfavorable weather conditions. However, average inventory turnover remained the same for the twelve months ended April 29, 2011 compared to the twelve months ended April 30, 2010. In addition, as part of our working capital initiative, accounts payable increased as of the end of our second quarter of fiscal 2011 by $31.3 million, or 18.3 percent, driven by higher levels of inventory and production due to increased demand for our products, as well as our supply chain initiatives. Our average net working capital as a percentage of net sales for the twelve months ended April 29, 2011 was 13.6 percent.

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

Our Board of Directors approved a cash dividend of $0.20 per share for the second quarter of fiscal 2011 paid on April 11, 2011, which was an increase of 11 percent over our cash dividend of $0.18 per share for the second quarter of fiscal 2010.

Cash Flow. The first half of our fiscal year historically uses more operating cash than the second half of our fiscal year due to the seasonality of our business. Cash provided by operating activities for the first six months of fiscal 2011 decreased $63.1 million compared to the first six months of fiscal 2010, mainly as a result of higher inventory levels and an increase in accounts receivable, somewhat offset by higher net earnings. Cash used for investing activities was up by $9.0 million compared to the first six months of fiscal 2010, due mainly to an increase in cash utilized for an acquisition and higher levels of cash used for purchases of property, plant, and equipment. Cash used for financing activities for the first six months of fiscal 2011 was down by $5.8 million. This decline was primarily attributable to lower levels of funds used to repurchase our common stock during the first half of fiscal 2011 compared to the first half of fiscal 2010.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including a $175.0 million unsecured senior revolving credit facility that expires in January 2012. We intend to replace this credit facility prior to its expiration in January 2012. We had no outstanding short-term debt under this revolving credit facility as of April 29, 2011. Interest expense on this credit line is determined based on a LIBOR rate plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $18 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of April 29, 2011, we had no outstanding short-term debt under these lines of credit. We also have a letter of credit subfacility as part of our credit agreement. As of April

29, 2011, we had $9.9 million of outstanding standby letters of credit. As of April 29, 2011, we had $183.8 million of unutilized availability under our credit agreements. In addition, we had $0.1 million in short-term debt for certain receivables for which we provided recourse to Red Iron as of April 29, 2011.

On November 9, 2010, we amended the terms of our credit agreement for our revolving credit facility to better match our financing needs to our ongoing capital requirements. The amendment included the following changes: (i) replace the debt-to-capitalization covenant with a debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) covenant that shall not exceed 3.25 to 1.00 for any four-quarter period; (ii) remove language that prohibits us from repurchasing our own debt; and (iii) reduce the total amount of the credit line from $225.0 million to $175.0 million. This amendment provides us with more flexibility in the deployment of our capital, while reducing ongoing costs to maintain the amount of credit required for ongoing operations. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of April 29, 2011, and we expect to be in compliance with all covenants during the remainder of fiscal 2011. Our credit agreement for our revolving credit facility requires compliance with all of the covenants defined in the agreement. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50 to 1.00, the basis point spread over LIBOR we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2011 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.     Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $10.7 million of receivables from us during the first six months of fiscal 2011. As of April 29, 2011, $9.6 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding, and also includes outstanding receivables that were financed by third party sources before the establishment of Red Iron. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2011, average prices paid for commodities and components we purchase were higher compared to the average prices paid for commodities and components in the first six months of fiscal 2010, which hampered our gross margin growth rate in the first half of fiscal 2011 compared to the first half of fiscal 2010. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components to be higher for the remainder of fiscal 2011 as compared to fiscal 2010. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2010 for a discussion of our critical accounting policies.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites, or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “forecast,”

“optimistic,” “plan,” “anticipate,” “continue,” “estimate,” “believe,” “could,” “should,” “will,” “would,” “may,” “possible,” “likely,” “intend,” and similar expressions and by using future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity requirements, our business strategies and goals, and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

•            Increases in the cost or disruption in the availability of raw materials and components that we purchase, such as steel, engines, hydraulics, resins and other commodities and components, including engines and other components from Japan, and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

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

•            A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, accounting, and business factors, including political, economic and/or social instability in the countries in which we sell products resulting in contraction or disruption of such markets; and may not be successful or produce desired levels of net sales.

•            Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results. We are in the process of building a manufacturing facility in Romania for micro-irrigation products. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

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

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements that beginning in 2012 are applicable to diesel engines in a specified horsepower range that are used in some of our products. Although we are developing plans to achieve substantial compliance with Tier 4 requirements, these plans will be subject to many variables and if we are unable to successfully execute such plans, our ability to sell our products into certain markets may be inhibited, which could adversely affect our competitive position and financial results.

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

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and employee engagement goals of our new, multi-year employee initiative called “Destination 2014”; natural or man-made disasters or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, and an increase in insurance premiums; financial viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2011, 2012, and 2013. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended April 29, 2011 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate (in US $)	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.9756	$50,607.2	$(2,688.5)	$(3,867.7)
Buy US dollar/Sell Canadian dollar	1.0174	12,056.4	(260.5)	(220.8)
Buy US dollar/Sell Euro	1.4165	108,365.6	(1,580.2)	(3,794.0)
Buy US dollar/Sell British pound	1.6561	3,643.4	—	(14.3)
Buy Mexican peso/Sell US dollar	12.3619	15,531.6	853.9	540.4
Buy Euro/Sell Romanian New Lei	4.0952	4,784.2	—	(19.0)
Buy Swiss Franc/Sell Romanian New Lei	3.2438	2,396.3	10.3	—

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. See our most recently filed Annual Report on Form 10-K (Item 7A Quantitative and Qualitative Disclosures about Market Risk). There has been no material change in this information.

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our second fiscal quarter ended April 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2011 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1)(2)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)

January 28, 2011 through February 25, 2011	104,460		$61.62	104,460	3,742,789

February 26, 2011 through March 25, 2011	—		—	—	3,742,789

March 26, 2011 through April 29, 2011	162,754	(3)	64.64	161,501	3,581,288

Total	267,214		$63.46	265,961

(1)          On July 21, 2009, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. As of April 29, 2011, there were 581,288 shares remaining for repurchase under this program.

(2)          On December 1, 2010, the company’s Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the second quarter of fiscal 2011. As of April 29, 2011, there were 3,000,000 shares remaining for purchase under this program.

(3)          Includes 1,253 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $65.14 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,253 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	10.1	Summary of Retirement Arrangements with Stephen P. Wolfe (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K dated March 30, 2011, Commission File No. 1-8649).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2011, filed with the SEC on June 3, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended April 29, 2011 and April 30, 2010, (ii) Condensed Consolidated Balance Sheets as of April 29, 2011, April 30, 2010, and October 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the three and six-month periods ended April 29, 2011 and April 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: June 3, 2011	By	/s/ Stephen P. Wolfe
Stephen P. Wolfe
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)