Form 10-Q
period 2011-07-29
TORO CO
filed 2011-09-01
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2011

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

The number of shares of Common Stock outstanding as of August 26, 2011 was 30,662,565.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2011	2010	2011	2010
Net sales	$501,045	$458,890	$1,515,858	$1,353,067
Cost of sales	333,384	297,257	997,998	887,631
Gross profit	167,661	161,633	517,860	465,436
Selling, general, and administrative expense	112,937	107,824	342,580	319,712
Operating earnings	54,724	53,809	175,280	145,724
Interest expense	(4,294)	(4,243)	(12,596)	(12,759)
Other income, net	1,861	2,399	4,560	4,205
Earnings before income taxes	52,291	51,965	167,244	137,170
Provision for income taxes	17,200	18,551	54,621	47,177
Net earnings	$35,091	$33,414	$112,623	$89,993

Basic net earnings per share of common stock	$1.13	$1.03	$3.58	$2.69

Diluted net earnings per share of common stock	$1.11	$1.01	$3.51	$2.66

Weighted-average number of shares of common stock outstanding — Basic	31,176	32,464	31,491	33,400

Weighted-average number of shares of common stock outstanding — Diluted	31,739	32,972	32,062	33,819

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	July 29,	July 30,	October 31,
	2011	2010	2010
ASSETS
Cash and cash equivalents	$118,113	$163,379	$177,366
Receivables, net	199,012	170,096	142,901
Inventories, net	232,362	177,195	194,402
Prepaid expenses and other current assets	20,256	12,302	10,766
Deferred income taxes	59,908	56,847	59,538
Total current assets	629,651	579,819	584,973

Property, plant, and equipment	642,642	576,645	594,070
Less accumulated depreciation	454,994	408,642	420,663
	187,648	168,003	173,407

Deferred income taxes	965	3,679	842
Other assets	20,424	18,001	17,038
Goodwill	92,046	86,484	86,400
Other intangible assets, net	36,813	23,666	22,962
Total assets	$967,547	$879,652	$885,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,728	$3,205	$1,970
Short-term debt	53	737	1,034
Accounts payable	126,688	118,009	125,138
Accrued liabilities	268,200	243,743	240,141
Total current liabilities	397,669	365,694	368,283

Long-term debt, less current portion	225,162	224,313	223,578
Deferred revenue	10,776	10,332	10,944
Other long-term liabilities	7,560	7,680	7,007

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 30,641,707 shares as of July 29, 2011, 31,310,103 shares as of July 30, 2010, and 31,394,942 shares as of October 31, 2010	30,642	31,310	31,395
Retained earnings	297,590	251,812	253,477
Accumulated other comprehensive loss	(1,852)	(11,489)	(9,062)
Total stockholders’ equity	326,380	271,633	275,810
Total liabilities and stockholders’ equity	$967,547	$879,652	$885,622

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	July 29,	July 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$112,623	$89,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity income from affiliates	(4,433)	(1,760)
Depreciation, amortization, and impairment losses	34,251	32,454
Gain on disposal of property, plant, and equipment	(22)	(107)
Stock-based compensation expense	6,094	5,370
(Increase) decrease in deferred income taxes	(930)	460
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(53,335)	(33,918)
Inventories, net	(33,975)	(398)
Prepaid expenses and other assets	(8,994)	1,259
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	21,190	64,042
Net cash provided by operating activities	72,469	157,395

Cash flows from investing activities:
Purchases of property, plant, and equipment	(43,269)	(32,689)
Proceeds from asset disposals	109	312
Distributions from (investments in) finance affiliate, net	959	(5,354)
(Increase) decrease in other assets	(631)	464
Acquisitions, net of cash acquired	(14,060)	(3,572)
Net cash used for investing activities	(56,892)	(40,839)

Cash flows from financing activities:
Decrease in short-term debt	(776)	—
Repayments of long-term debt, net of costs	(1,134)	(1,690)
Excess tax benefits from stock-based awards	2,444	3,093
Proceeds from exercise of stock options	12,309	13,318
Purchases of Toro common stock	(71,216)	(135,269)
Dividends paid on Toro common stock	(18,894)	(17,997)
Net cash used for financing activities	(77,267)	(138,545)

Effect of exchange rates changes on cash	2,437	(2,405)

Net decrease in cash and cash equivalents	(59,253)	(24,394)
Cash and cash equivalents as of the beginning of the fiscal period	177,366	187,773
Cash and cash equivalents as of the end of the fiscal period	$118,113	$163,379

Long-term debt issued in connection with acquisitions	$3,515	$440

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 29, 2011

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended July 29, 2011 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2011. Additional factors that could cause the company’s actual results to differ materially from its expected results, including any forward-looking statements made in this report, are described in the company’s most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.

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

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, earnout liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in the company’s Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2010, which include, among others, economic conditions, including consumer spending and confidence levels; foreign currency exchange rate impact; commodity costs; and credit conditions, all of which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Acquisitions

On June 24, 2011, during the third quarter of fiscal 2011, the company completed the acquisition of certain assets of, and assumed certain liabilities from, Lawn Solutions Commercial Products, Inc. (“Lawn Solutions”), a leading manufacturer of turf renovation equipment, such as aerators, seeders, power rakes, and brush cutters, for the landscape, rental, municipal and golf markets. The purchase price included a cash payment, the issuance of a long-term note, and an estimated earnout consideration. The earnout consideration is based on annual financial results over certain thresholds as defined in the acquisition agreement from fiscal 2011 through fiscal 2015.

On January 17, 2011, during the first quarter of fiscal 2011, the company completed the acquisition of a majority of the assets of, and assumed certain liabilities from, Unique Lighting Systems, Inc. (“Unique Lighting”), a leading manufacturer of professionally installed landscape lighting fixtures and transformers for residential and commercial use. The purchase price was $19.1 million, which included a cash payment, the issuance of a long-term note, and an estimated earnout consideration. The earnout is based on annual financial results over certain thresholds as defined in the acquisition agreement from fiscal 2011 through fiscal 2016.

Additional purchase accounting disclosures have been omitted given the immateriality of these acquisitions as compared to the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
(Dollars in thousands)	2011	2010	2011	2010
Net earnings	$35,091	$33,414	$112,623	$89,993
Other comprehensive income (loss):
Cumulative translation adjustments	(1,472)	(1,655)	5,485	(5,520)
Pension liability adjustment, net of tax	—	—	(257)	671
Unrealized gain on derivative instruments, net of tax	1,652	251	1,982	2,762
Comprehensive income	$35,271	$32,010	$119,833	$87,906

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

	Fiscal 2011	Fiscal 2010
Expected life of option in years	6	6
Expected volatility	33.34% - 33.43%	33.00% - 33.07%
Weighted-average volatility	33.42%	33.00%
Risk-free interest rate	1.72% - 2.36%	2.51% - 2.87%
Expected dividend yield	1.04% - 1.16%	1.52% - 1.68%
Weighted-average dividend yield	1.05%	1.54%
Grant date weighted-average fair value	$20.30	$12.33

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

Restricted Stock Awards

In the first quarter of fiscal 2011, the company began granting restricted stock awards to certain non-officer employees. In the second quarter of fiscal 2011, the company granted restricted stock awards to two officer employees to help ensure a smooth transition in connection with the retirement of the company’s then chief financial officer. In the third quarter of fiscal 2011, the company granted restricted stock awards to certain non-officer employees as part of their annual merit increase. On August 22, 2011, the company also granted restricted stock awards as part of the offer to the new Vice President, Finance and Chief Financial Officer. Restricted stock awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Previously, the company granted limited restricted stock awards with varying vesting schedules. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant, is recognized for these awards over the vesting period. The weighted average fair value of restricted stock awards granted during the first nine months of fiscal 2011 was $61.23 per share.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
(Shares in thousands)	2011	2010	2011	2010
Basic
Weighted-average number of shares of common stock	31,176	32,464	31,488	33,397
Assumed issuance of contingent shares	—	—	3	3
Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,176	32,464	31,491	33,400
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,176	32,464	31,491	33,400
Effect of dilutive securities	563	508	571	419
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	31,739	32,972	32,062	33,819

Options to purchase an aggregate of 221,306 and 320,490 shares of common stock outstanding during the third quarter of fiscal 2011 and 2010, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 191,841 and 331,730 shares of common stock outstanding during the year-to-date periods through the third quarter of fiscal 2011 and 2010, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

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

Inventories were as follows:

	July 29,	July 30,	October 31,
(Dollars in thousands)	2011	2010	2010
Raw materials and work in process	$70,510	$59,612	$66,152
Finished goods and service parts	217,594	167,727	183,992
Total FIFO value	288,104	227,339	250,144
Less: adjustment to LIFO value	55,742	50,144	55,742
Total	$232,362	$177,195	$194,402

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2011 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2010	$75,422	$10,978	$86,400
Addition from acquisitions	5,765	—	5,765
Translation and other adjustments	(192)	73	(119)
Balance as of July 29, 2011	$80,995	$11,051	$92,046

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) July 29, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade name	15	$1,500	$(175)	$1,325
Patents	5-13	9,403	(7,382)	2,021
Non-compete agreements	2-10	6,139	(2,452)	3,687
Customer related	5-13	8,207	(2,659)	5,548
Developed technology	2-10	25,245	(6,294)	18,951
Other		800	(800)	—
Total amortizable		51,294	(19,762)	31,532
Non-amortizable - Trade name		5,281	—	5,281
Total other intangible assets, net		$56,575	$(19,762)	$36,813

(Dollars in thousands) October 31, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$8,703	$(7,034)	$1,669
Non-compete agreements	2-10	3,039	(1,910)	1,129
Customer related	10-13	7,471	(2,061)	5,410
Developed technology	2-10	13,984	(4,511)	9,473
Other		800	(800)	—
Total amortizable		33,997	(16,316)	17,681
Non-amortizable - Trade name		5,281	—	5,281
Total other intangible assets, net		$39,278	$(16,316)	$22,962

Amortization expense for intangible assets during the first nine months of fiscal 2011 was $3.4 million. Estimated amortization expense for the remainder of fiscal 2011 and succeeding fiscal years is as follows: fiscal 2011 (remainder), $1.3 million; fiscal 2012, $5.5 million; fiscal 2013, $5.3 million; fiscal 2014, $4.9 million; fiscal 2015, $4.8 million; fiscal 2016, $4.1 million; and after fiscal 2016, $5.6 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of July 29, 2011 was $12.5 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.5 million as of July 29, 2011.

On October 29, 2010, the company and Red Iron amended their repurchase agreement under which Red Iron provides financing for certain dealers and distributors. Instead of transactions under the agreements being characterized as a sale of receivables from the company to Red Iron, the transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron that extinguishes the obligation of the dealer or distributor to make payment to the company under the terms of the invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the nine months ended July 29, 2011 was $890.9 million.

Red Iron’s year end is December 31. As of June 30, 2011, Red Iron’s total assets were $267.8 million and total liabilities were $238.0 million.

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

Warranty provisions, claims, and changes in estimates for the first nine-month periods in fiscal 2011 and 2010 were as follows:

(Dollars in thousands)	Beginning	Warranty	Warranty	Changes in	Ending
Nine Months Ended	Balance	Provisions	Claims	Estimates	Balance
July 29, 2011	$56,934	$32,739	$(21,538)	$2,179	$70,314

July 30, 2010	54,273	29,374	(22,135)	1,164	62,676

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended July 29, 2011	Professional	Residential	Other	Total
Net sales	$345,972	$147,479	$7,594	$501,045
Intersegment gross sales	10,678	842	(11,520)	—
Earnings (loss) before income taxes	64,344	4,638	(16,691)	52,291

Three months ended July 30, 2010	Professional	Residential	Other	Total
Net sales	$317,876	$135,759	$5,255	$458,890
Intersegment gross sales	4,471	101	(4,572)	—
Earnings (loss) before income taxes	62,681	10,650	(21,366)	51,965

Nine months ended July 29, 2011	Professional	Residential	Other	Total
Net sales	$1,022,536	$480,404	$12,918	$1,515,858
Intersegment gross sales	30,245	3,006	(33,251)	—
Earnings (loss) before income taxes	187,869	42,545	(63,170)	167,244
Total assets	540,977	210,479	216,091	967,547

Nine months ended July 30, 2010	Professional	Residential	Other	Total
Net sales	$880,252	$462,613	$10,202	$1,353,067
Intersegment gross sales	12,841	422	(13,263)	—
Earnings (loss) before income taxes	156,094	49,190	(68,114)	137,170
Total assets	459,712	153,840	266,100	879,652

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
(Dollars in thousands)	2011	2010	2011	2010
Corporate expenses	$(15,462)	$(19,523)	$(53,227)	$(57,919)
Interest expense, net	(4,294)	(4,243)	(12,596)	(12,759)
Other	3,065	2,400	2,653	2,564
Total	$(16,691)	$(21,366)	$(63,170)	$(68,114)

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities involve the primary use of forward currency contracts. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are made based on the amount of exposure to the currency involved, and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the

British pound, the Mexican peso, and the Japanese yen against the U.S. dollar. The company also has exposure with the Romanian New Lei against the Euro and U.S. dollar as a result of its new manufacturing facility in Romania.

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

The company formally assesses at a hedge’s inception and on an ongoing basis whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the third quarter of fiscal 2011, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of July 29, 2011, the notional amount outstanding of forward contracts designated as cash flow hedges was $89.4 million.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	July 29, 2011		July 30, 2010		July 29, 2011		July 30, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$—	Prepaid expenses	$—	Accrued liabilities	$961	Accrued liabilities	$268

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	3,212	Accrued liabilities	791

Total Derivatives		$—		$—		$4,173		$1,059

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments for the three and nine months ended July 29, 2011 and July 30, 2010, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	July 29,	July 30,		July 29,	July 30,		July 29,	July 30,
For the three months ended	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$732	$428	Net sales	$(1,992)	$8	Other income, net	$(353)	$51
Foreign exchange contracts	(28)	154	Cost of sales	387	178
Total	$704	$582		$(1,605)	$186

	July 29,	July 30,		July 29,	July 30,		July 29,	July 30,
For the nine months ended	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(6,387)	$(1,917)	Net sales	$(4,582)	$(1,518)	Other income, net	$(711)	$(126)
Foreign exchange contracts	1,200	405	Cost of sales	761	273
Total	$(5,187)	$(1,512)		$(3,821)	$(1,245)

As of July 29, 2011, the company anticipates reclassifying approximately $0.5 million of losses from AOCL to earnings during the next 12 months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	July 29,	July 30,	July 29,	July 30,
(Dollars in thousands)	Recognized in Net Earnings	2011	2010	2011	2010

Foreign exchange contracts	Other income, net	$543	$2,247	$(8,966)	$6,449

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The company adopted the provision of ASU No. 2010-06 for Level 3 fair-value measurements for its third fiscal quarter beginning on April 30, 2011, as required. The adoption of ASU No. 2010-06 for Level 3 fair value measurements did not have an impact on the company’s disclosures.

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

Assets and liabilities measured at fair value on a recurring basis, as of July 29, 2011, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$118,113	$118,113	—	—
Total Assets	$118,113	$118,113	—	—
Liabilities:
Foreign exchange contracts	$4,173	—	$4,173	—
Deferred compensation liabilities	4,477	—	4,477	—
Total Liabilities	$8,650	—	$8,650	—

Assets measured at fair value on a nonrecurring basis related to the company’s acquisitions of Lawn Solutions and Unique Lighting, as of July 29, 2011, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3	Valuation Technique
Assets:
Trade name	$1,500	—	—	$1,500	(a)
Patents	700	—	—	700	(a)
Non-compete agreements	3,100	—	—	3,100	(a)
Customer list	713	—	—	713	(b)
Developed technology	11,250	—	—	11,250	(a)
Total Assets	$17,263	—	—	$17,263

Assets and liabilities measured at fair value are based on one or more valuation techniques. The valuation techniques are identified in the table above and are as follows:

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

Contingencies

Litigation

General. The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office (“USPTO”) and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation.

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

In February 2010, the company and certain other defendants entered into a settlement agreement with plaintiffs and, ultimately, all defendants entered into various settlement agreements with the plaintiffs. The company’s settlement agreement provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for certain engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices.

In August 2010, the Court entered an order and judgment in which it determined that the company’s settlement is fair, reasonable, and adequate, and approved the settlement. The Court also entered an order certifying a settlement class consisting of all persons in the United States who, beginning January 1, 1994 and through April 12, 2010, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the company and other defendants. The Court entered similar orders and judgments approving the settlements entered into by other defendants. Also in August 2010, certain objectors filed notices with the United States Court of Appeals for the Seventh Circuit to appeal the order and judgment approving the company’s settlement and the other orders and judgments approving the settlements with the other defendants.

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

In March 2010, individuals who claim to have purchased lawnmowers in Canada filed class action litigation against the company and other defendants that (i) contains allegations under applicable Canadian law that are similar to the allegations made by the United States plaintiffs, (ii) seeks certification of a class of all persons in Canada who, beginning January 1, 1994 purchased a lawnmower containing a gas combustible engine up to 30 horsepower that was manufactured or sold by the company and other defendants, and (iii) seeks under applicable Canadian law unspecified compensatory and punitive damages, attorneys’ costs and fees, and equitable relief.

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

RESULTS OF OPERATIONS

Overview

Our results for the third quarter of fiscal 2011 were positive with net sales growth of 9.2 percent and net earnings growth of 5.0 percent, each as compared to the third quarter of fiscal 2010. Net sales and net earnings for the year-to-date period of fiscal 2011 grew 12.0 percent and 25.1 percent, respectively, as compared to the same period in the prior fiscal year. Sales for most professional segment businesses increased due to higher demand for the company’s products resulting from the successful introduction of new products, better product availability, and improved economic conditions, mainly in the first half of fiscal 2011. Rebound in the rental market and continued demand for our micro-irrigation products also contributed to the growth of professional segment sales. To meet increasing worldwide demand for micro-irrigation products for the agricultural market, particularly in Eastern Europe, we expect to complete the construction of our new manufacturing facility in Romania in the fourth quarter of fiscal 2011 with production also anticipated to begin during the fourth quarter of fiscal 2011. Residential segment sales also increased, driven primarily from strong preseason shipments of snow thrower products due to higher demand for these products resulting from depleted field inventory levels entering the 2011/2012 snow season following strong sales from heavy snow falls during the 2010/2011 snow season. Somewhat offsetting this increase were unfavorable weather conditions that dampened sales of walk power mowers and riding products for the third quarter of fiscal 2011 compared to the same period in the prior fiscal year. Net earnings as a percentage of net sales declined to 7.0 percent compared to 7.3 percent in the third quarter of fiscal 2010. Our net earnings were primarily hampered by a pre-tax charge of $4.5 million due to costs associated with a rework for a non-safety quality issue that affected a large number of our residential segment walk power mowers, as well as lower gross margins from higher commodity costs and fuel prices.

Our overall financial condition remains strong. Our receivables increased by 17.0 percent as of the end of the third quarter of fiscal 2011 compared to the end of the third quarter of fiscal 2010 due mainly to higher sales volumes and foreign currency exchange rates. Our inventory levels also increased by 31.1 percent as of the end of the third quarter of fiscal 2011 compared to the end of the third quarter of fiscal 2010 as we prebuilt inventory, mainly for new residential products, in anticipation of higher demand, which did not occur as expected due to unfavorable weather conditions, as well as higher foreign currency exchange rates. As of the end of our third quarter of fiscal 2011, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales was 14.5 percent compared to 15.4 percent as of the end of our third quarter of fiscal 2010. We also increased our third quarter cash dividend by 11 percent from $0.18 to $0.20 per share compared to the quarterly cash dividend paid in the third quarter of fiscal 2010.

We are off to a good start with our new multi-year initiative, “Destination 2014,” that will take us to our centennial in 2014 and into our second century. This four-year initiative is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we will strive to achieve $100 million in organic revenue growth in each of fiscal 2011, 2012, 2013, and 2014, and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We currently believe that we will achieve our organic revenue growth goal of $100 million for fiscal 2011. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.

We believe that the positive momentum experienced in the first nine months should continue through the remainder of fiscal 2011, despite challenges from the current level of economic uncertainty and unfavorable weather patterns. Our continued focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economies and the uncertainty of the pace and degree of recovery, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the third quarter of fiscal 2011 were $35.1 million, or $1.11 per diluted share, compared to $33.4 million, or $1.01 per diluted share, for the third quarter of fiscal 2010, resulting in net earnings per diluted share increase of 9.9 percent. Year-to-date net earnings in fiscal 2011 were $112.6 million, or $3.51 per diluted share, compared to $90.0 million, or $2.66 per diluted share, last fiscal year, resulting in net earnings per diluted share increase of 32.0 percent. The primary factors contributing to our earnings improvements were higher sales volumes, an increase in gross profit, and a lower effective tax rate, somewhat offset by an increase in selling, general, and administrative (“SG&A”) expense and a pre-tax charge of $4.5 million due to costs associated with a rework for a non-safety quality issue, as discussed previously. In addition, net earnings per diluted share for the third quarter and year-to-date periods of fiscal 2011 were benefited by approximately $0.05 per share and $0.18 per share, respectively, compared to the same periods in fiscal 2010, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.5)	(64.8)	(65.8)	(65.6)
Gross margin	33.5	35.2	34.2	34.4
SG&A expense	(22.6)	(23.5)	(22.6)	(23.6)
Operating earnings	10.9	11.7	11.6	10.8
Interest expense	(0.9)	(0.9)	(0.8)	(0.9)
Other income, net	0.4	0.5	0.2	0.3
Provision for income taxes	(3.4)	(4.0)	(3.6)	(3.5)
Net earnings	7.0%	7.3%	7.4%	6.7%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date periods of fiscal 2011 were up 9.2 percent and 12.0 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were up 8.8 percent and 16.2 percent for the third quarter and year-to-date periods of fiscal 2011, respectively, compared to the same periods in the prior fiscal year. Shipments for most professional segment businesses increased due to higher demand for the company’s products resulting from the successful introduction of new products, better product availability, and improved economic conditions, mainly in the first half of fiscal 2011. Demand for golf equipment and irrigation systems was particularly strong for the year-to-date period of fiscal 2011 compared to the same period last fiscal year due to golf development projects in key international markets and domestic renovation projects. In addition, shipments of products from our Sitework Systems business were up as a result of the rebound in the rental market, as well as new products that were positively received by customers. Micro-irrigation product sales also increased due to the continued growing market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and sales of our water-conserving products. Early shipments of landscape contractor equipment were strong, which benefited our sales growth for the year-to-date period of fiscal 2011 as compared to the same period last fiscal year. However, severe drought conditions in key markets resulted in decreased demand and shipments of our landscape contractor equipment products for the third quarter of fiscal 2011 compared to the same period last fiscal year. Worldwide residential segment net sales increased 8.6 percent and 3.8 percent for the third quarter and year-to-date periods of fiscal 2011, respectively, compared to the same periods in fiscal 2010. These increases were driven primarily from strong preseason shipments of snow thrower products due to higher demand for these products resulting from depleted field inventory levels entering the 2011/2012 snow season following strong sales from heavy snow falls during the 2010/2011 snow season. Somewhat offsetting this increase were unfavorable weather conditions that dampened sales of walk power mowers and riding products for the third quarter of fiscal 2011 compared to the same period in the prior fiscal year. International net sales for the third quarter and year-to-date periods of fiscal 2011 increased 12.6 percent and 14.0 percent, respectively, from the same periods in the prior fiscal year due to the same factors discussed above, as well as a weaker U.S.

dollar compared to other currencies in which we transact business that accounted for approximately $9.3 million and $15.4 million of additional net sales for the third quarter and year-to-date periods of fiscal 2011, respectively.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2011 decreased 170 basis points to 33.5 percent compared to 35.2 percent in the third quarter of fiscal 2010. Gross profit as a percent of net sales for the year-to-date period of fiscal 2011 also decreased by 20 basis points to 34.2 percent compared to 34.4 percent for year-to-date period of fiscal 2010. These decreases were primarily due to the following factors: (i) rework costs associated with a non-safety quality issue that affected a large number of our residential segment walk power mowers; (ii) higher average prices paid for commodities in fiscal 2011 compared to fiscal 2010; and (iii) increased freight expense due to higher fuel prices in fiscal 2011 compared to fiscal 2010. Somewhat offsetting those negative factors were lower manufacturing costs for the year-to-date period of fiscal 2011 compared to the same period last fiscal year from higher plant utilization, mainly related to increased demand for our products.

Selling, General, and Administrative Expense

SG&A expense increased $5.1 million, or 4.7 percent, for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, and increased $22.9 million, or 7.2 percent, for the year-to-date period of fiscal 2011 compared to the year-to-date period of fiscal 2010. As a percentage of net sales, SG&A expense decreased 90 basis points and 100 basis points for the third quarter and year-to-date periods of fiscal 2011, respectively, compared to the same periods in the prior fiscal year. These decreases were primarily attributable to leveraging SG&A costs over higher sales volumes and lower incentive compensation expense, which was lower by $4.2 million and $2.6 million for the third quarter and the year-to-date periods of fiscal 2011, respectively, compared to the same periods in the prior fiscal year due to changes in financial performance.

Interest Expense

Interest expense for the third quarter of fiscal 2011 increased slightly, by 1.2 percent, compared to the third quarter of fiscal 2010, but was down slightly by 1.3 percent for the year-to-date period of fiscal 2011 compared to the same period in the prior fiscal year as a result of lower average debt levels.

Other Income, Net

Other income, net for the third quarter of fiscal 2011 decreased $0.5 million compared to the same period in the prior fiscal year due primarily to an increase in foreign currency exchange rate losses, somewhat offset by an increase in income from affiliates. Other income, net for the year-to-date period of fiscal 2011 increased $0.4 million compared to the same period last fiscal year due mainly to an increase in income from equity investments, somewhat offset by higher foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2011 was 32.9 percent compared to 35.7 percent for the third quarter of fiscal 2010. The effective tax rate for the year-to-date periods of fiscal 2011 and 2010 was 32.7 percent and 34.4 percent, respectively. The reduction in the effective tax rate was primarily the result of the retroactive reenactment of the federal research and development tax credit and a benefit from the finalization of the fiscal 2010 tax return as compared to the tax provision.

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

The following table summarizes net sales by segment:

	Three Months Ended
	July 29,	July 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$345,972	$317,876	$28,096	8.8%
Residential	147,479	135,759	11,720	8.6
Other	7,594	5,255	2,339	44.5
Total *	$501,045	$458,890	$42,155	9.2%

* Includes international sales of:	$146,678	$130,317	$16,361	12.6%

	Nine Months Ended
	July 29,	July 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$1,022,536	$880,252	$142,284	16.2%
Residential	480,404	462,613	17,791	3.8
Other	12,918	10,202	2,716	26.6
Total *	$1,515,858	$1,353,067	$162,791	12.0%

* Includes international sales of:	$487,325	$427,646	$59,679	14.0%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	July 29,	July 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$64,344	$62,681	$1,663	2.7%
Residential	4,638	10,650	(6,012)	(56.5)
Other	(16,691)	(21,366)	4,675	21.9
Total	$52,291	$51,965	$326	0.6%

	Nine Months Ended
	July 29,	July 30,
(Dollars in thousands)	2011	2010	$ Change	% Change
Professional	$187,869	$156,094	$31,775	20.4%
Residential	42,545	49,190	(6,645)	(13.5)
Other	(63,170)	(68,114)	4,944	7.3
Total	$167,244	$137,170	$30,074	21.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2011 increased 8.8 percent and 16.2 percent, respectively, compared to the same periods in the prior fiscal year. Shipments for most professional segment businesses increased due to higher demand for our products resulting from the successful introduction of new products, better product availability, and improved economic conditions, mainly for the first half of fiscal 2011. Demand for golf equipment and irrigation systems was particularly strong for the year-to-date period of fiscal 2011 compared to the same period last fiscal year due to golf development projects in key international markets and domestic renovation projects. In addition, shipments of products from our Sitework Systems business were up as a result of the rebound in the rental market, as well as new products that were positively received by customers. Micro-irrigation product sales also increased due to the continued growing market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and sales of our water-conserving products. Early shipments of landscape contractor equipment were strong, which benefited our sales growth for the year-to-date period of fiscal 2011 as compared to the same period last fiscal year. However, severe drought conditions in key markets resulted in decreased demand and shipments of our landscape contractor equipment products for the third quarter of fiscal 2011 compared to the same period last fiscal year.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date periods of fiscal 2011 increased 2.7 percent and 20.4 percent, respectively, compared to the same periods in fiscal 2010. Expressed as a percentage of net sales, professional segment operating margin decreased to 18.6 percent compared to 19.7 percent in the third quarter of fiscal 2010 due mainly to lower gross margin from higher commodity prices and increased freight expense in fiscal 2011. Professional segment operating margin for the year-to-date period of fiscal 2011 increased to 18.4 percent compared to 17.7 percent in the same period last fiscal year. This profit improvement was primarily attributable to higher sales volumes and lower SG&A expense as a percentage of net sales due to leveraging fixed SG&A costs over higher sales volumes, somewhat offset by a decline in gross margin, as previously discussed.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date periods of fiscal 2011 increased 8.6 percent and 3.8 percent, respectively, compared to the same periods in the prior fiscal year. These increases were driven primarily from strong preseason shipments of snow thrower products due to higher demand for these products resulting from depleted field inventory levels entering the 2011/2012 snow season following strong sales from heavy snow falls during the 2010/2011 snow season. Net sales of the company’s Pope products sold in Australia also increased in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010; however, shipments of Pope products were down for the year-to-date comparison due to heavy rains and flooding in Australia that negatively affected demand in the first quarter of fiscal 2011. Unfavorable weather conditions dampened sales of walk power mowers and riding products for the third quarter of fiscal 2011 compared to the same period in the prior fiscal year. However, for the year-to-date period of fiscal 2011 compared to the year-to-date period last fiscal year, riding product sales were up as a result of positive customer acceptance for our new line of zero-turn radius riding mowers, as well as better product availability. Residential segment field inventory levels were up as of the end of the third quarter of fiscal 2011 compared to the same period last fiscal year due to strong preseason demand of snow thrower products and higher riding product field inventory levels from continued strong demand for our new riding mower products.

Operating Earnings. Operating earnings for the residential segment in the third quarter and year-to-date periods of fiscal 2011 decreased 56.5 percent and 13.5 percent, respectively, compared to the same periods in fiscal 2010. Expressed as a percentage of net sales, residential segment operating margin for the third quarter of fiscal 2011 also decreased to 3.1 percent compared to 7.8 percent in the third quarter of fiscal 2010, and fiscal 2011 year-to-date residential segment operating margin decreased to 8.9 percent compared to 10.6 percent in the same period last fiscal year. These profit declines were primarily attributable to a pre-tax charge of $4.5 million due to costs associated with a rework for a non-safety quality issue that affected a large number of our walk power mowers, lower gross margin from higher commodity prices and increased freight expense in fiscal 2011, and higher SG&A expense, mainly from an increase in warranty expense due to special provisions for product modifications, and increased expenses for marketing, warehousing, and engineering.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the third quarter and year-to-date periods of fiscal 2011 increased by $2.3 million and $2.7 million, respectively, compared to the same periods in the prior fiscal year, due to incremental sales from the addition of a U.S Western-based distribution company that was acquired on October 29, 2010.

Operating Losses. Operating losses for the other segment were down for the third quarter and year-to-date periods of fiscal 2011 by $4.7 million, or 21.9 percent, and $4.9 million, or 7.3 percent, respectively, compared to the same periods in the prior fiscal year. These loss declines were primarily attributable to the following factors: (i) lower incentive compensation expense; (ii) improved profitability at our wholly owned domestic distribution companies; (iii) lower self-insured health care costs; and (iv) an increase in income from affiliates. Somewhat offsetting those factors were higher foreign currency exchange rate losses.

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

Receivables as of the end of the third quarter of fiscal 2011 were up $28.9 million, or 17.0 percent, compared to the end of the third quarter of fiscal 2010 due mainly to higher sales volumes and foreign currency exchange rates, which accounted for approximately $8 million of the receivables increase. Our average days sales outstanding for receivables improved to 37 days based on sales for the last twelve months ended July 29, 2011, compared to 42 days for the twelve months ended July 30, 2010 primarily as the result of floor plan receivables and certain open account receivables financed with Red Iron, our financing joint venture with TCFIF, instead of with us. Inventory levels as of the end of the third quarter of fiscal 2011 were up $55.2 million, or 31.1 percent, compared to the end of the third quarter of fiscal 2010 as we prebuilt inventory, mainly for new residential products, in anticipation of higher demand, which did not occur as expected due to unfavorable weather conditions, as well as higher foreign currency exchange rates, which accounted for approximately $10 million of the inventory increase. Average inventory turnover also declined by 8.6 percent for the twelve months ended July 29, 2011 compared to the twelve months ended July 30, 2010. Accounts payable increased as of the end of our third quarter of fiscal 2011 by $8.7 million, or 7.4 percent, driven by higher levels of inventory and production and our supply chain initiatives. Our average net working capital as a percentage of net sales for the twelve months ended July 29, 2011 was 14.5 percent compared to 15.4 percent for the twelve months ended July 30, 2010.

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

Our Board of Directors approved a cash dividend of $0.20 per share for the third quarter of fiscal 2011 paid on July 8, 2011, which was an increase of 11 percent over our cash dividend of $0.18 per share for the third quarter of fiscal 2010.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2011 decreased $84.9 million compared to the first nine months of fiscal 2010, due to an increase in working capital for the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, as described above, somewhat offset by higher net earnings. Cash used for investing activities was up by $16.1 million compared to the first nine months of fiscal 2010, due to an increase in cash utilized for acquisitions and higher levels of cash used for purchases of property, plant, and equipment, mainly for a new manufacturing facility in Romania. Cash used for financing activities for the first nine months of fiscal 2011 was down by $61.3 million. This decline was primarily attributable to lower levels of funds used to repurchase our common stock during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including a four-year, $150.0 million unsecured senior revolving credit facility entered into on July 28, 2011. This replaced the prior revolving credit facility that was scheduled to mature in January 2012. Included in the $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At the election of the company, and the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. We had no outstanding short-term debt under this revolving credit facility as of July 29, 2011. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $20 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of July 29, 2011, we had no outstanding short-term debt under these lines of credit. As of July 29, 2011, we had $6.2 million of outstanding standby letters of credit. As of July 29, 2011, we had $164.3 million of unutilized availability under our credit agreements. In addition, we had $0.1 million in short-term debt for certain receivables for which we provided recourse to Red Iron as of July 29, 2011.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements.  Most of these restrictions are subject to certain minimum thresholds and exceptions. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of July 29, 2011, and we expect to be in compliance with all covenants during the remainder of fiscal 2011. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2011 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $15.5 million of receivables from us during the first nine months of fiscal 2011. As of July 29, 2011, $9.2 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding, and also includes outstanding receivables that were financed by third party sources before the establishment of Red Iron. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2011, average prices paid for fuel, commodities and components we purchase were higher compared to the average prices paid for fuel, commodities and components in the first nine months of fiscal 2010, which contributed to the decline in our gross margin rate for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. We will continue to closely follow the fuel, commodities and components costs that affect our product lines, and we anticipate average prices paid for fuel, commodities and components to be higher for the remainder of fiscal 2011 as compared to fiscal 2010. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2010 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The ASU 2011-05 guidance amended the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The company will adopt this guidance at the beginning of its first quarter of fiscal year 2013. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity’s shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The company will adopt the amendments of ASU No. 2011-04 at the beginning of its second quarter of fiscal year 2012. The adoption of this guidance is not expected to have a material impact on the company’s disclosures.

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

•            Increases in the cost or disruption in the availability of raw materials and components that we purchase, such as steel, engines, hydraulics, resins and other commodities and components, and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

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

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results. We expect to complete the construction of our new manufacturing facility in Romania for micro-irrigation products and begin production in the fourth quarter of fiscal 2011. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. Changes in these factors could cause fluctuations in our net earnings, other operating results, and cash flows. See further discussions on these market risks below. We are also exposed to equity market risk pertaining to the trading price of our common stock.

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally has a negative impact on our results from operations, while a weaker dollar and peso generally has a positive effect. Our primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, and the Japanese yen against the U.S. dollar. We also have exposure with the Romanian New Lei against the Euro and U.S. dollar as a result of our new manufacturing facility in Romania.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2011, 2012, and 2013. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended July 29, 2011 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	$1.0051	$57,585.3	$(2,095.7)	$(5,309.0)
Buy US dollar/Sell Canadian dollar	0.9785	13,183.6	(246.8)	(358.6)
Buy US dollar/Sell Euro	1.4284	92,562.0	536.8	(2,750.7)
Buy US dollar/Sell British pound	1.6316	4,242.2	—	(1.6)
Buy Canadian dollar/Sell US dollar	0.9480	3,164.6	—	(7.0)
Buy Mexican peso/Sell US dollar	12.1436	23,386.9	439.0	516.0
Buy Euro/Sell Romanian New Lei	4.2720	11,559.0	—	(181.7)
Buy Swiss Franc/Sell Romanian New Lei	3.4383	2,531.8	206.9	(35.8)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our third fiscal quarter ended July 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigations and clean up costs. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in which we are asserting or defending against patent infringement claims. To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2011 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1)(2)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)

April 30, 2011 through May 27, 2011	119,598		$64.11	119,598	3,461,690

May 28, 2011 through June 24, 2011	279,900		60.15	279,900	3,181,790

June 25, 2011 through July 29, 2011	1,330	(3)	61.56	—	3,181,790

Total	400,828		$61.34	399,498

(1)          On July 21, 2009, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. As of July 29, 2011, there were 181,790 shares remaining for repurchase under this program.

(2)          On December 1, 2010, the company’s Board of Directors authorized the repurchase of up to an additional 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the third quarter of fiscal 2011. As of July 29, 2011, there were 3,000,000 shares remaining for purchase under this program.

(3)          Includes 1,330 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $61.56 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,330 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

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

10.1

Credit Agreement dated as of July 28, 2011, among The Toro Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated July 28, 2011, Commission File No. 1-8649).

10.2

Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2011, filed with the SEC on September 1, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended July 29, 2011 and July 30, 2010, (ii) Condensed Consolidated Balance Sheets as of July 29, 2011, July 30, 2010, and October 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended July 29, 2011 and July 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.**

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 1, 2011	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)