Form 10-K
period 2011-10-31
TORO CO
filed 2011-12-21
CIK 737758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock on April 29, 2011, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.1 billion.

The number of shares of common stock outstanding as of December 14, 2011 was 29,597,045.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders expected to be held March 20, 2012 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

	Description	Page Number

PART I
ITEM 1.	Business	3-10
ITEM 1A.	Risk Factors	11-19
ITEM 1B.	Unresolved Staff Comments	19
ITEM 2.	Properties	20
ITEM 3.	Legal Proceedings	20
ITEM 4.	(Removed and Reserved)	20
	Executive Officers of the Registrant	21
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	22
	The Toro Company Common Stock Comparative Performance Graph	23
ITEM 6.	Selected Financial Data	24
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-37
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	37-38
ITEM 8.	Financial Statements and Supplementary Data
	Management's Report on Internal Control over Financial Reporting	39
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Statements of Earnings for the fiscal years ended October 31, 2011, 2010, and 2009	41
	Consolidated Balance Sheets as of October 31, 2011 and 2010	42
	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2011, 2010, and 2009	43
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended October 31, 2011, 2010, and 2009	44
	Notes to Consolidated Financial Statements	45-63
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
ITEM 9A.	Controls and Procedures	64
ITEM 9B.	Other Information	64
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	64
ITEM 11.	Executive Compensation	64
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	65
ITEM 14.	Principal Accounting Fees and Services	65
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	65-69
	Signatures	70

 PART I

ITEM 1.   BUSINESS

Introduction

The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms "company," "Toro," "we," "us," and "our" refer to The Toro Company and its consolidated subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, telephone number (952) 888-8801. Our web site for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our web sites or connected to our web sites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

   We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, agricultural micro-irrigation systems, landscaping equipment and lighting, and residential yard and snow removal products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines ever since. We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Net sales of our three reportable segments accounted for the following percentages of our consolidated net sales for fiscal 2011: Professional, 66 percent; Residential, 33 percent; and Other, 1 percent.

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

   We emphasize quality and innovation in our products, customer service, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for research, development, and engineering in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenue historically has been, and we expect it to continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We plan to continue to pursue targeted acquisitions using a disciplined approach that adds value while considering our existing brands and product portfolio.

   Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our mission is to be the leading worldwide provider of outdoor landscaping products, support services, and integrated systems that help customers preserve and beautify their outdoor landscapes with environmentally responsible solutions of customer-valued quality and innovation.

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for landscapes, agricultural fields, turf care maintenance, and residential demands. The following is a summary of our products, by market, for the professional segment and our products for the residential segment:

Professional – We design professional turf, landscape, and agricultural products and market them worldwide through a network of distributors and dealers as well as directly to government customers, rental companies, and large retailers. These channel partners then sell our products to professional users engaged in creating and renovating landscapes, irrigating turf and agricultural fields, and maintaining turf, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes.

Landscape Contractor Market.   Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, turf cultivation equipment, compact utility loaders, walk-behind trenchers, and stump grinders. These products are sold through dealers and are available through rental centers to individuals and companies who maintain, create, and renovate residential and commercial landscapes on behalf of property owners. We market products to landscape contractors under the Toro and Exmark brands. In fiscal 2011, we introduced the new Z Master® G3 Commercial Series mower, featuring our exclusive TURBO FORCE® cutting decks, unitized pump, and wheel motors for professional results and dependability. We also introduced the new Exmark Pioneer® E-Series and S-Series mowers, featuring a patented cutting deck design yielding professional results and improving cutting efficiency, and the new Exmark Quest® mower, which is engineered using many of the same elements and features we use in our commercial-grade mowers and features a hydrostatic drive system and zero-turn radius technology.

   Our compact utility loaders are the cornerstone products for our Toro Sitework Systems business, which are designed to improve efficiency in the creation and renovation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. In fiscal 2011, we acquired a line of turf renovation equipment, including aerators, seeders, power rakes, and brush cutters, to broaden and strengthen our equipment solutions line.

Sports Fields and Grounds Market.   Products for the sports fields and grounds market include riding rotary mowers and attachments, aerators, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Toro Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes. In fiscal 2011, we introduced the Groundsmaster® 360 Quad-Steer™ that is designed to maximize productivity by combining the agility of a zero-turn radius-riding mower with the flexibility of an out-front rotary mower.

Golf Course Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In fiscal 2011, we introduced the all-new Greensmaster® TriFlex™ and TriFlex™ Hybrid, the first riding greens mower models that are designed to deliver the productivity of a rider and the precision cut of a walk behind mower. We also introduced the Toro Multi Pro® 5800 turf sprayer, featuring enhanced performance, spray accuracy, and innovative new attachments designed to improve efficiency.

   We also manufacture and market underground irrigation systems, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. Our golf course irrigation systems are designed to use computerized management systems and a variety of other technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate through an Internet server for processing and presentation to a user through the web. In fiscal 2011, we launched the new R Series conversion assemblies that enable the upgrade of select competitive sprinklers to patented Toro technologies, such as our TruJectory™ sprinklers with adjustable height of spray capability. We also expanded the usability of our popular Lynx® central control system through the introduction of a mobile platform that allows superintendants to control their course from a web-enabled device, or via our National Support Network, which provides remote troubleshooting.

Residential/Commercial Irrigation and Lighting Market.   Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic and brass valves; drip tubing and subsurface irrigation; electric and hydraulic control devices; and wired and wireless rain, freeze, and climate sensors. These products are designed to be used in residential and commercial turf irrigation systems that are professionally installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for underground automatic irrigation. Electric and hydraulic controllers activate valves and sprinkler bodies and nozzles in a typical irrigation system. In fiscal 2011, we introduced the intuitive Rain Master® Eagle Plus control system that utilizes a faster microprocessor designed to enhance real-time irrigation control and the Irritrol Climate Logic®, a smart device that automatically updates irrigation system watering times based on a combination of historical and real-time weather data. We also launched a new version of our extremely efficient Precision™ Series Rotating Nozzles that can retrofit most competitive spray bodies to deliver improved uniform watering coverage.

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

   In fiscal 2011, we acquired the assets of Unique Lighting Systems, consisting of a line of high quality, professionally installed lighting fixtures and transformers for residential and commercial landscapes. The acquisition includes the Signature, Odyssey, and Brass and Copper Knight series of products and strengthens our product offering to distributors and landscape contractors that also purchase our irrigation products.

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-Traxx® PBX drip tape, Aqua-Traxx® PC (pressure-compensating) drip tape, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture, mining, and landscape applications. In addition to these core products, we offer a full complement of control devices and connection options to complete the system. These products are sold primarily through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines. In fiscal 2011, we introduced Aqua-Clear™ filters, a sand media filter that is ideal for growers with small to medium sized fields. The seamless durable fiberglass construction of this innovative, lightweight filter is designed to enable smaller growers to utilize drip irrigation technology. We introduced a variety of system accessories, such as Layflat™ fittings and flexible

PVC tubing, in order to enable growers to complete their Toro micro-irrigation system.

Residential – We market our residential products to homeowners through a variety of distribution channels, including outdoor power equipment dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, and Australia, with the exception of snow removal products that are sold primarily in North America and Europe. We also license our trade name to other manufacturers and retailers on certain riding and home solutions products as a means of expanding our brand presence.

Walk Power Mower Products.   We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Pope brand in Australia and the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. We also offer a line of rear-roller walk power mowers, a design that provides a striped finish, for the United Kingdom market.

Riding Products.   We manufacture and market riding products under the Toro brand name worldwide and under the Hayter brand name in the United Kingdom. Riding products primarily consist of zero-turn radius mowers that save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Lawn and garden tractor models are sold worldwide. In addition, our rear engine and direct-collect riding mowers are manufactured and sold in the European market. Many models are available with a variety of engines, decks, transmissions, and accessories. In fiscal 2011, we introduced the TimeCutter® SS zero-turn radius mower with our innovative Smart Speed™ control system, which is designed to allow the operator to choose different ground speed ranges with the flip of a lever and without changing the blade or engine speed. We also introduced the TITAN MX mower, which is designed to bridge the gap between commercial-grade zero-turn radius mowers and residential models and is loaded with user-friendly features.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including electric and battery operated flexible line grass trimmers, electric blower-vacuums, electric blowers, and electric snow throwers. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name.

Gas Snow Removal Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models. Single-stage snow throwers are walk behind units with lightweight two- and four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology and some feature our Quick Shoot™ control system that enables operators to quickly change snow-throwing direction. Our innovative pivoting scraper is designed to keep the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep, heavy snow and use four-cycle engines. Our two-stage snow throwers include a line of innovative models featuring the Power Max® auger system for enhanced performance and the Quick Stick® chute control technology.

Financial Information about Foreign Operations
and Business Segments

We currently manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and, in late fiscal 2011, we completed the construction of our new manufacturing facility in Romania. We maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Korea, and Germany. New product development is pursued primarily in the United States. Our net sales outside the United States were 32.3 percent, 31.8 percent, and 32.0 percent of total consolidated net sales for fiscal 2011, 2010, and 2009, respectively.

   A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this report. For additional financial information regarding our foreign operations and each of our three reportable business segments, see Note 12 of the Notes to Consolidated Financial Statements, in the section entitled "Segment Data," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology could be slow to be accepted or not accepted by the marketplace. We attempt to mitigate these risks through our focus on and commitment to understanding our customers' needs and requirements. We invest time upfront with customers, using "Voice of the Customer" tools, to help us develop innovative products that we expect to meet or exceed customer expectations. We use Design for Manufacturing and Assembly ("DFM/A") tools to ensure early manufacturing involvement in new product designs to reduce production costs. DFM/A focuses on reducing the number of parts required to assemble new products, as well as designing products to move more efficiently through the manufacturing process. We are striving to make improvements to our new product development system as part of our continuing focus on Lean methods to shorten development time, reduce costs, and improve quality.

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $57.0 million (3.0 percent of net sales) in fiscal 2011, $53.3 million (3.2 percent of net sales) in fiscal 2010, and $52.7 million (3.5 percent of net sales) in fiscal 2009.

Manufacturing and Production

In some areas of our business we serve as a fully integrated manufacturer, while in others we are primarily an assembler. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied to the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve the quality, fit, and finish of our products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market demand.

   In order to utilize our manufacturing facilities and technology more effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods that are intended to streamline work and eliminate waste. We also have flexible assembly lines that can handle a wide product mix and deliver products to meet customer demand. Additionally, we spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technologies, enhanced environmental management systems, SKU consolidation, safety improvements, and improved supply-chain management. We also have agreements with other third party manufacturers to manufacture products on our behalf.

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

   Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. In fiscal 2011, we continued to roll-out a pull-based production system at some of our manufacturing facilities to better align the production of our products to meet customer demand at just the right time. Along with improved service levels for our participating suppliers, distributors, and dealers, this system has resulted in inventory reductions for us and throughout our distribution system.

   We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed to adjust for market demand. Capital expenditures for fiscal 2012 are planned to be approximately $45 million as we expect to continue to invest in new product tooling and replacement production equipment.

Raw Materials

During fiscal 2011, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2010, which hampered our gross margin rate in fiscal 2011 as compared to fiscal 2010. We anticipate the rising commodity prices we experienced during fiscal 2011 will continue into fiscal 2012. Historically, we have offset, and we currently expect to continue to mitigate, commodity cost increases in part by continuing efforts to engage in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

   Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In fiscal 2011, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors, which we purchase from several suppliers around the world.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is generally for specified periods of time and on select products' hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on the type and estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense. We also sell extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

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

   To prevent possible infringement of our patents by others, we periodically review competitors' products. To help avoid potential liability with respect to others' patents, we regularly review certain patents issued by the United States Patent and Trademark Office ("USPTO") and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting our patents against competitors and defending against patent infringement assertions by others.

Seasonality

Sales of our residential products, which accounted for 33 percent of total consolidated net sales in fiscal 2011, are seasonal, with sales of lawn and garden products occurring primarily between February and May, depending upon seasonal weather conditions and demand for our products. Sales of snow removal products occur primarily between July and January, depending upon seasonal snow falls, product availability, and demand for our snow removal products. Opposite seasons in global markets in which we sell our products somewhat moderate this seasonality of residential product sales. Seasonality of professional product sales also exists but is tempered because the selling season in the Southern U.S. and in our markets in the Southern hemisphere continues for a longer portion of the year than in Northern regions of the world.

   Overall, worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, accounts receivable balances increase between January and April because of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and then decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash balances, cash flows from operations, and our bank credit lines.

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2011		Fiscal 2010
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings

First	20%	15%	20%	12%
Second	33	51	33	49
Third	27	30	27	36
Fourth	20	4	20	3

Effects of Weather

From time to time, weather conditions in a particular geographic region or market may adversely or positively affect sales of some of our products and field inventory levels and result in a negative or positive impact on our future net sales. If the percentage of our net sales from outside the United States increases, our dependency on weather in any one part of the world decreases. Nonetheless, weather conditions could materially affect our future net sales.

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

   Residential products, such as walk power mowers, riding products, and snow throwers, are mainly sold directly to home centers,

dealers, hardware retailers, and mass retailers. In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Home solutions products are primarily sold directly to home centers, mass retailers, hardware retailers, and dealers. We also sell selected residential products over the Internet. Internationally, residential products are sold directly to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, residential products are mainly sold to distributors for resale to dealers and mass retailers.

   Professional products are sold to distributors for resale to dealers, sports fields, industrial facilities, contractors, government customers, rental stores, and golf courses. We also sell some professional segment products directly to government customers and rental companies, as well as directly to end-users in certain international markets. Select residential/commercial irrigation and lighting products are also sold directly to professional irrigation and lighting distributors, and certain retail irrigation products are sold directly to home centers. Compact utility loaders and attachments are sold to dealers and directly to large rental companies. Toro and Exmark landscape contractor products are also sold directly to dealers in certain regions of the United States.

   During fiscal 2011, we owned two domestic distribution companies. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors.

   Our distribution systems are intended to assure quality of sales and market presence as well as effective after-purchase service and support. We believe our distribution network provides a competitive advantage in marketing and selling our products, in part, because our primary distribution network is focused on selling and marketing our products and because of the long-term relationships they have established and experienced personnel they utilize to deliver high levels of customer satisfaction.

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

Customers

Overall, we believe that in the long-term we are not dependent on any single customer. However, The Home Depot accounted for approximately 11 percent and 13 percent of our total consolidated gross sales in fiscal 2011 and 2010, respectively. The North America residential segment of our business is dependent on The Home Depot as a customer. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders, and is not necessarily an indicator of our expected results for the first quarter of fiscal 2012 or our fiscal 2012 net sales. The approximate backlog of orders as of October 31, 2011 and 2010 was $85.2 million and $96.3 million, respectively, a decrease of 11.5 percent. This decrease was primarily the result of the timing of professional segment stocking orders that were placed in early fiscal 2012 instead of late in fiscal 2011, as well as backlog of orders for international golf projects in fiscal 2011. We expect the existing backlog of orders will be filled in early fiscal 2012.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, many of which have larger operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong focus in maintaining landscapes, and our distribution channels position us well to compete in various markets.

   Internationally, residential segment products face more competition where foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support, as needed, to foreign customers to remain competitive in international markets.

Environmental Matters and
Other Governmental Regulation

We are subject to numerous federal, international, states, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air and discharges to water; product and associated packaging; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The United States Environmental Protection Agency ("EPA"), the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, the EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements that beginning in 2012 are applicable to diesel engines in a specified horsepower range that are used in some of our professional segment products.
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

   We are also involved in the evaluation and clean up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

Customer Financing

Wholesale Financing.   In fiscal 2009, we established Red Iron Acceptance, LLC ("Red Iron"), as a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada. Under a separate arrangement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   Toro continues to provide financing in the form of open account terms directly to home centers and mass retailers; general line irrigation dealers; international distributors and dealers, other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; government customers; and rental companies. Some independent international dealers continue to finance their products with third party sources.

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

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions. As of October 31, 2011, we had outstanding notes receivable from two distribution companies in the aggregate amount of $2.4 million.

Employees

During fiscal 2011, we employed an average of 4,797 employees. The total number of employees as of October 31, 2011 was 4,618. We consider our employee relations to be good. Three collective bargaining agreements cover approximately 20 percent of these employees. These three agreements expire in October 2013, May 2014, and October 2014. From time to time, we also retain temporary and part-time workers, independent contractors, and consultants.

Available Information

We are a U.S. public reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and file reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC's home page on the Internet at http://www.sec.gov.

   We make available, free of charge on our web site www.thetorocompany.com (select the "Investor Information" link and then the "Financials" link), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, Section 16 reports, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

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

If economic conditions and outlook in the United States and in the other countries in which we conduct business do not improve or if they worsen, our net sales and earnings could be adversely affected.

Demand for our products depends upon economic conditions and outlook in the U.S. and in the other countries in which we conduct business, which include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of state debt and sovereign debt defaults by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; continuation of reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; prolonged high unemployment rates; higher commodity and components costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which has had an adverse effect on our net sales and earnings. If economic conditions and outlook in the U.S., Europe, and in the other countries in which we conduct business do not improve, or if they worsen, our net sales and earnings could be adversely affected in the future.

Weather conditions may reduce demand for some of our products and adversely affect our net sales or otherwise adversely affect our operating results.

From time to time, weather conditions in a particular geographic region may adversely affect sales and field inventory levels of some of our products. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snow fall accumulations in key markets have had an adverse effect on sales of our snow thrower products. Similarly, adverse weather conditions in one season may adversely affect customer purchasing patterns and our net sales for some of our products in another season. For example, lower snow fall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing products. To the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales and other operating results may be affected to a greater degree than we have previously experienced.

Increases in the cost, or disruption in the availability, of raw materials and components that we purchase and/or increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and businesses.

We purchase raw materials such as steel, aluminum, fuel, petroleum-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, increases in the cost of such raw materials and components and parts may adversely affect our profit margins if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. Historically, we have engaged in proactive vendor negotiations, used alternate sourcing options, substituted materials, engaged in internal cost reduction efforts, and introduced moderate price increases on some of our products to offset a portion of increased raw material, component, and other costs. However, we may not be able to fully offset such increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected. Increases in our other costs of doing business may also adversely affect our profit margins and business. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and business. Although most of the raw materials and components used in our products are generally commercially available from a number of sources and in adequate supply, certain components are sourced from single suppliers. Any disruption in the availability of such raw materials and components from our suppliers, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business.

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

Our professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, residential and commercial landscapes, and governmental and municipal properties. Accordingly, our professional segment net sales are impacted by golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners' who outsource their lawn care; the level of residential and commercial construction; availability of cash or credit on acceptable terms to finance new product purchases; and the amount of government spending for new grounds maintenance equipment. Among other things, any one or a combination of the following factors could have an adverse effect on our professional segment net sales:

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
•
reduced consumer and business spending, causing homeowners and landscape contractor professionals to forego or postpone purchases of our products;
•
low or reduced levels of commercial and residential construction, resulting in a decrease in demand for our products;
•
reduced tax revenue, increased governmental expenses in other areas, tighter government budgets and government deficits, generally resulting in reduced government spending for grounds maintenance equipment; and
•
product availability issues if we underestimate or overestimate demand, which could negatively impact our net sales and hinder our ability to meet customer demand.

   Additionally, lower sales of professional segment products that carry higher profit margins than our residential segment products could negatively impact our profit margins and net earnings.

Our residential segment net sales are dependent upon mass retailers and home centers, such as The Home Depot, Inc. as a major customer, the amount of product placement at retailers, consumer confidence and spending levels, and changing buying patterns of customers.

The elimination or reduction of shelf space assigned to our residential products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon buying patterns of customers. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points, this has resulted in increased demand and sales of our residential segment products purchased at retailers, such as The Home Depot, which accounted for approximately 11 to 14 percent of our total consolidated net sales in each of fiscal 2011, 2010, and 2009. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers or new distribution channels could have a material adverse impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Our residential lawn and garden products are generally manufactured throughout the year and our residential snow removal products are generally manufactured in the summer and fall months but may be extended into the winter months depending upon demand. However, our production levels and inventory management goals for all residential segment products are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may not maintain the appropriate inventory levels, which could negatively impact our net sales or working capital, and hinder our ability to meet customer demand.

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

We currently manufacture our products in the United States, Mexico, Australia, the United Kingdom, and Italy for sale throughout the world and, in late fiscal 2011, we completed the construction of our new manufacturing facility in Romania. We maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Korea, and Germany. Our net sales outside the United States were 32.3 percent, 31.8 percent, and 32.0 percent of our total consolidated net sales for fiscal 2011, 2010, and 2009, respectively. International markets have, and will continue to be, a focus for us for revenue growth. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposure is with the EU Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, and the Chinese Yuan against the U.S. dollar. We also have exposure with the Romanian New Lei against the Euro and the U.S. dollar as a result of our new manufacturing facility in Romania. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure from currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts have been adversely affected by the unprecedented distress in the worldwide credit markets. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to numerous federal, international, states, and other governmental laws, rules, and regulations relating to, among other things; climate change; emissions to air and discharges to water; product and associated packaging; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to regulatory compliance that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate, which may adversely affect market demand for our products and, ultimately, our net sales and financial results.

   The EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements, that beginning in 2012, are applicable to diesel engines in a specified horsepower range that are used in some of our products. Although we have developed plans to achieve substantial compliance with Tier 4 requirements, these plans are subject to many variables including, among others, the inability of our suppliers to provide compliant engines on a timely basis or our inability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. Additionally, we have incurred and expect to continue to incur research, development, engineering, and other costs to design Tier 4 compliant products, which we currently expect will result in the implementation of price increases, some of which may be significant, on products subject to these regulations. The extent to which we are able to pass along to our customers these costs in the form of price increases may adversely affect market demand for our products and/or our profit margins, which may adversely affect our financial results. If our customers' buying patterns change to purchasing our products in advance of price increases on compliant products, we may experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise change customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results.

   Because we own and lease real property, various environmental laws may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. We are currently involved in the evaluation and clean-up of a limited number of properties we either currently or previously owned. Although we do not expect that these current matters will have a material adverse effect on our financial position or operating results, our future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results.

   In addition, governmental restrictions placed on water usage as well as water availability may adversely affect demand for our irrigation products. Changes in laws and regulations, including changes in accounting standards, taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, and reenactment or extension of the domestic research tax credit, also may adversely affect our operating results.

If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our net sales, which have historically benefited from sales of new products, may be adversely affected.

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products in the markets in which we compete. Product development requires significant financial, technological, and other resources. Although we have implemented Lean manufacturing and other productivity improvement initiatives to provide investment funding for product enhancements and new products, we cannot be certain that we will be able to continue to do so in the future. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop and introduce product improvements or new products. Our competitors' new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

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

We currently manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, the United Kingdom, and Romania. We also have several locations that serve as distribution centers, warehouses, test facilities, and corporate offices. In addition, we have agreements to manufacture products at several third-party manufacturers. These facilities may be affected by natural or man-made disasters and other external events, including drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into new collective bargaining agreements, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

   Our operating results may also be adversely affected if we are unable to cost-effectively open and manage new manufacturing and distribution facilities, and move production between such facilities as needed from time to time. In late fiscal 2011, we completed the construction of a new manufacturing facility in Romania for micro-irrigation products. If the facility does not produce the anticipated manufacturing and operational efficiencies, or if the micro-irrigation products produced at this facility are not accepted into new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

We intend to grow our business through acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, which could be risky and may harm our business.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that add value while considering our existing brands and product portfolio. The benefits of an acquisition or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

•
diversion of management's attention;
•
difficulties in integrating and assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and synergies;
•
inability to successfully integrate or develop a distribution channel for acquired product lines;
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
•
inaccurate assessment of additional post-acquisition investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; and
•
incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

   Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for these acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time. In addition, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. Any potential acquisition could impair our operating results, and any large acquisition could, among other things, impair our financial condition.

We rely on our management information systems for inventory management, distribution, and other key functions. If our information systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and operating results could be adversely affected.

The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to, among other things, effectively manage our accounting and financial functions, including maintaining our internal controls; to manage our manufacturing and supply chain processes; and to maintain our research and development data. The failure of our management information systems to perform properly could disrupt our business and product development, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business and operating results to suffer. Although we take steps to secure our management information systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

We face intense competition in all of our product lines with numerous manufacturers, including some that have larger operations and financial resources than us. We may not be able to compete effectively against competitors' actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, product placement and shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some that have substantially larger operations and financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or devote greater resources to the development, promotion, and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors with manufacturing operations to low cost countries for significant cost and price reductions, and could harm our business and operating results.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture, sale, and usage of our products expose us to significant risks associated with product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, rework costs, and higher warranty expense.

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

In 2009, we established a financing joint venture with TCFIF for the purpose of providing reliable, competitive financing to our distributors and dealers in the U.S. and to select distributors of our products in Canada to support their businesses and increase our net sales, as well as to free up our working capital for our other strategic purposes. As a result, we are dependent upon the joint venture for our inventory financing programs, including floor plan and open account receivable financing. Additionally, we are dependent upon TCFCFC to provide inventory financing to dealers of our products in Canada.

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

Our credit arrangements and the indentures governing our 6.625% senior notes and 7.800% debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum debt to earnings ratios. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

•
limit loans and investments, including acquisitions and transactions with affiliates;
•
create liens or other encumbrances on our assets;
•
disposition of assets;
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

   The overall availability of credit continues to be limited. Although in fiscal 2011 we negotiated a new $150 million revolving credit facility that does not expire until July 2015, market deterioration or other factors could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes and debentures could become due and payable.

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements and indentures, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 6.625% senior notes and 7.800% debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit arrangements. If our credit rating falls below investment grade and/or our average debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio rises above 2.00, the interest rate we currently pay on outstanding debt under our credit arrangements would increase, which could adversely affect our operating results.

Legislative enactments could impact the competitive landscape within our markets and affect demand for our products.

Various legislative proposals, if enacted, could put us in a competitively advantaged or disadvantaged position and affect customer demand for our products relative to the product offerings of our competitors. For example, any fiscal-stimulus or other legislative enactment that inordinately impacts the lawn and garden, outdoor power equipment, or irrigation industries generally by promoting the purchase, such as through customer rebate or other incentive programs, of certain types of mowing or irrigation equipment or other products that we sell, could impact us positively or negatively, depending on whether we manufacture products that meet the specified legislative criteria, including in areas such as fuel efficiency, alternative energy or water usage, or if, as a result of such legislation, customers perceive our product offerings to be relatively more or less attractive than our competitors' product offerings. We cannot currently predict whether any such legislation will be enacted, what any such legislation's specific terms and conditions would encompass, how any such legislation would impact the competitive landscape within our markets, or how, if at all, any such legislation might ultimately affect customer demand for our products or our operating results.

Our business is subject to a number of other miscellaneous risks that may adversely affect our operating results, financial condition, or business.

Other miscellaneous risks that could affect our business include:

•
our ability to achieve the revenue growth, operating earnings, and employee engagement goals of our new, multi-year employee initiative called "Destination 2014";
•
natural or man-made disasters or global pandemics, which may result in shortages of raw materials and components, higher fuel and commodity costs, and increase in insurance premiums;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2011, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 5.5 million square feet of space worldwide. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 36 acres of land in Minnesota utilized as a testing and storage facility, 15 acres of land in Minnesota held for future expansion, and 21 acres of land in California used as a testing site. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities in use to be in good operating condition. Management believes we have sufficient manufacturing capacity for fiscal 2012. Our significant facilities are listed below by location, ownership, and function as of October 31, 2011:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, and distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and distribution center
Windom, MN	Owned/Leased	Residential and professional products, and warehouse
Beatrice, NE	Owned/Leased	Professional products, test facility, distribution center, and office
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Lakeville, MN	Leased	Residential and professional distribution center
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Ploiesti, Romania	Owned	Professional products, distribution center, and office
Shakopee, MN	Owned	Components for professional and residential products
Braeside, Australia	Leased	Distribution center and service area
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center, test lab, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
St. Louis, MO	Leased	Distribution facility, service area, and office
Sanford, FL	Leased	Professional products and distribution center
Fiano Romano, Italy	Owned	Professional products, distribution center, and office
Beverley, Australia	Owned	Professional products, distribution center, service area, and office
Capena, Italy	Leased	Distribution center
Oevel, Belgium	Owned	Distribution center, service area, and office
Kent, WA	Leased	Distribution facility, service area, and office
Abilene, TX	Leased	Office, professional products, and service center

ITEM 3.   LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting and defending against patent infringement.

   For a description of our material legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements under the heading "Commitments and Contingent Liabilities — Litigation" included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.

ITEM 4.   (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 14, 2011, as well as positions held by them for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Michael J. Hoffman 56, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004.

Judy L. Altmaier 50, Vice President, Operations and Quality Management	Vice President, Operations since October 2009. In October 2011, she also assumed responsibility for quality management. From January 2009 to October 2009, she served as Vice President/General Manager of Operations, Auto Group Americas for Eaton Corporation, a diversified industrial manufacturer. From July 2007 to January 2009, she served as Vice President/General Manager of Global Engine Valve Division in Turin, Italy for Eaton Corporation. From October 2003 to July 2007, she served as Manufacturing Operations Manager for the Engine Air Management Operations for Eaton Corporation.

William E. Brown, Jr. 50, Vice President, International Business	Vice President, International Business since August 2010. From February 2009 to July 2010, he served as Vice President, Residential and Landscape Contractor Businesses. From November 2006 to February 2009, he served as Vice President, Consumer and Landscape Contractor Business — Toro.

Philip A. Burkart 49, Vice President, Irrigation Business	Vice President, Irrigation Business since September 2010, which includes responsibility for our Western-based distributor. From November 2006 to September 2010, he served as Vice President, Irrigation Businesses.

Timothy P. Dordell 49, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007. From November 2006 to May 2007, he served as Vice President, Deputy General Counsel.

Michael D. Drazan 54, Vice President, Contractor Business and Chief Information Officer	Vice President, Contractor Business and Chief Information Officer since February 2009, which includes responsibility for our Exmark and Sitework Systems businesses and our information services function. In September 2010, he also assumed responsibility for our Micro-Irrigation Business and Corporate Accounts. From November 2007 to February 2009, he served as Chief Information Officer and Vice President, Corporate Services. From November 2006 to October 2007, he served as Vice President, Chief Information Officer.

Blake M. Grams 44, Vice President, Corporate Controller	Vice President, Corporate Controller since December 2008. From February 2006 to December 2008, he served as Managing Director, Corporate Controller.

Michael J. Happe 40, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since August 2010. From December 2008 to July 2010, he served as Vice President, Commercial Business. From November 2007 to December 2008, he served as General Manager, Commercial Business. From November 2006 to October 2007, he served as Managing Director, Commercial Business.

Thomas J. Larson 54, Vice President, Treasurer	Vice President, Treasurer since December 2008. From February 2006 to December 2008, he served as Treasurer.

Renee J. Peterson 50, Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since August 2011. From July 2009 to August 2011, she served as Vice President — Finance and Planning of the Truck and Automotive Segments of Eaton Corporation, a diversified industrial manufacturer. From September 2008 to July 2009, she served as Vice President — Finance, Information Technology and Business Development of the Automotive Segment for Eaton Corporation. Prior to joining Eaton Corporation, from 1983 to September 2008, she served in various financial leadership positions at Honeywell International Inc., including as Vice President — Finance of Defense and Space Operations in the Aerospace Business from July 2005 to September 2008.

Peter M. Ramstad 54, Vice President, Human Resources and Business Development	Vice President, Human Resources and Business Development since November 2007. From November 2006 to November 2007, he served as Vice President, Business and Strategic Development.

Darren L. Redetzke 47, Vice President, Commercial Business	Vice President, Commercial Business since August 2010. From December 2008 to July 2010, he served as Vice President, International Business. From November 2007 to December 2008, he served as General Manager, International Business. From October 2006 to November 2007, he served as Managing Director, International Business.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for our common stock and cash dividends paid for each of the quarterly periods for fiscal 2011 and 2010 were as follows:

Fiscal year ended October 31, 2011	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$64.79	$67.95	$68.43	$56.56
Low sales price	55.96	57.58	51.86	45.05
Last sales price	60.71	67.91	53.83	54.04
Cash dividends per share of common stock[1]	0.20	0.20	0.20	0.20

Fiscal year ended October 31, 2010	First	Second	Third	Fourth

Market price per share of common stock –
High sales price	$43.91	$57.50	$58.50	$58.00
Low sales price	36.47	37.50	46.32	48.39
Last sales price	38.95	56.94	52.05	56.76
Cash dividends per share of common stock[1]	0.18	0.18	0.18	0.18

1
Future cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by the Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 29,603,095 and 31,394,942 shares outstanding as of October 31, 2011 and 2010, respectively.

Preferred Stock – 1,000,000 voting shares and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Shareholders – As of December 14, 2011, we had approximately 4,035 shareholders of record.

Purchases of Equity Securities – The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2011.

Period	Total Number of Shares Purchased[1,2]		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1,2]

July 30, 2011 through August 26, 2011	14,059		$47.02	14,059	3,167,731
August 27, 2011 through September 30, 2011	689,574	[3]	51.58	689,347	2,478,384
October 1, 2011 through October 31, 2011	447,110	[4]	50.53	445,526	2,032,858

Total	1,150,743		$51.12	1,148,932

1
On July 21, 2009, the Board of Directors authorized the repurchase of 5,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time. We purchased an aggregate of 181,790 shares during the period indicated above under this program. There are no shares remaining for repurchase under this program.
2
On December 1, 2010, the Board of Directors authorized the repurchase of 3,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time. We purchased an aggregate of 967,142 shares during the period indicated above under this program.
3
Includes 227 shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our stock-based compensation plans. These 227 shares were not repurchased under our repurchase programs, as described in footnotes 1 and 2 above.
4
Includes 1,584 units (shares) of our common stock purchased in open-market transactions at an average price of $51.83 per share on behalf of a rabbi trust formed to pay benefit obligations to participants in deferred compensation plans. These 1,584 shares were not repurchased under our repurchase programs, as described in footnotes 1 and 2 above.

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

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2006 through October 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index
and a Peer Group

                          *$100 invested on 10/31/06 in stock or index, including reinvestment of dividends.

                          Fiscal year ending October 31.

Fiscal year ending October 31	2006	2007	2008	2009	2010	2011

The Toro Company	$100.00	$130.12	$79.74	$89.46	$139.15	$134.33
S&P 500	100.00	114.56	73.21	80.38	93.66	101.24
Peer Group	100.00	135.78	71.56	96.40	131.35	142.77

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2011. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data)
Fiscal years ended October 31	2011	2010	2009	2008	2007

OPERATING RESULTS:
Net sales	$1,883,953	$1,690,378	$1,523,447	$1,878,184	$1,876,904
Net sales growth (decline) from prior year	11.5%	11.0%	(18.9)%	0.1%	2.2%
Gross profit as a percentage of net sales	33.8%	34.1%	33.5%	34.8%	36.1%
Selling, general, and administrative expense as a percentage of net sales	24.0%	25.1%	26.0%	24.2%	24.2%
Operating earnings	$184,487	$151,266	$115,197	$198,409	$223,649
As a percentage of net sales	9.8%	9.0%	7.5%	10.6%	11.9%
Net earnings	$117,658	$93,237	$62,837	$119,651	$142,436
As a percentage of net sales	6.2%	5.5%	4.1%	6.4%	7.6%
Basic net earnings per share	$3.76	$2.83	$1.76	$3.17	$3.50
Diluted net earnings per share	3.70	2.79	1.73	3.10	3.40
Return on average stockholders' equity	43.4%	31.6%	18.5%	32.6%	37.4%
SUMMARY OF FINANCIAL POSITION:
Total assets	$870,663	$885,622	$872,682	$932,260	$950,837
Average net working capital as a percentage of net sales[1]	15.0%	13.9%	26.2%	27.5%	29.4%
Long-term debt, including current portion	$227,156	$225,548	$228,811	$230,791	$229,209
Stockholders' equity	266,767	275,810	315,212	364,675	370,438
Debt-to-capitalization ratio	46.0%	45.1%	42.5%	39.0%	38.3%
CASH FLOW DATA:
Cash provided by operating activities	$113,877	$193,507	$251,470	$215,722	$183,574
Repurchases of Toro common stock	129,955	135,777	115,283	110,355	182,843
Cash dividends per share of Toro common stock	0.80	0.72	0.60	0.60	0.48
OTHER STATISTICAL DATA:
Market price range –
High sales price	$68.43	$58.50	$42.03	$59.16	$63.69
Low sales price	45.05	36.47	20.26	27.16	42.06
Average number of employees	4,797	4,607	4,612	5,133	5,320

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

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, agricultural micro-irrigation systems, landscaping equipment and lighting, and residential yard and snow removal products worldwide. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues have historically been, and we expect they will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

 Summary of Fiscal 2011 Results

Fiscal 2011 was a strong year with both double digit net sales and earnings growth. Our fiscal 2011 results included the following items of significance:

•
Net sales for fiscal 2011 increased by 11.5 percent compared to fiscal 2010 to a record of $1,884.0 million. This increase was primarily attributable to increased demand for our products across all of our businesses largely resulting from the successful introduction of new products that were well received by customers, improved market conditions in our professional segment, and incremental sales of $19 million from acquisitions.
•
Professional segment net sales, which represented 66 percent of our total consolidated net sales in fiscal 2011, grew 14.2 percent in fiscal 2011 compared to fiscal 2010. Shipments increased due to higher demand for most of our professional segment products largely resulting from the successful introduction of new products, strong demand in the worldwide golf market, continued growth in the micro-irrigation market, particularly in Eastern Europe, and a rebound in the rental market.
•
Our residential segment net sales were up by 5.8 percent in fiscal 2011 compared to fiscal 2010 primarily from strong demand for our new line of zero-turn radius riding mowers. Shipments of snow thrower products also increased as our channel partners purchased products to fill depleted field inventory levels for the 2011-2012 snow season following strong sales from heavy snow falls during the 2010-2011 snow season, as well as additional product placement. However, sales of walk power mowers and electric blowers were down due mainly to unfavorable weather conditions.
•
International net sales for fiscal 2011 were up 13.1 percent compared to fiscal 2010, due also to increased demand for our products largely resulting from the successful introduction of new products, new golf development projects in Asia, and additional manufacturing capacity that increased production and enabled higher sales of our micro-irrigation products for agricultural markets to meet growing worldwide demand. To meet increasing worldwide demand for micro-irrigation products for the agricultural market, particularly in Eastern Europe, we completed the construction of our new manufacturing facility in Romania in the fourth quarter of fiscal 2011. Additionally, approximately $21 million of our net sales growth was the result of the weakening of the U.S. dollar compared to other currencies in which we transact business. International net sales comprised 32.3 percent of our total consolidated net sales in fiscal 2011 compared to 31.8 percent in fiscal 2010 and 32.0 percent in fiscal 2009.
•
Fiscal 2011 net earnings of $117.7 million rose 26.2 percent compared to fiscal 2010, and diluted net earnings per share increased 32.6 percent in fiscal 2011 to $3.70 compared to $2.79 in fiscal 2010. Our net earnings were hampered by a pre-tax charge of $4.7 million due to costs associated with a rework for a non-safety quality issue that affected a large number of our residential segment walk power mowers.
•
Gross margin was 33.8 percent in fiscal 2011, a decline of 30 basis points from 34.1 percent in fiscal 2010. Higher average commodity prices and increased freight expense from higher fuel prices hindered our gross margin rate in fiscal 2011 as compared to fiscal 2010.
•
Although selling, general, and administrative ("SG&A") expense was up 6.4 percent in fiscal 2011 compared to fiscal 2010, SG&A expense as a percentage of net sales in fiscal 2011 was down to 24.0 percent compared to 25.1 percent in fiscal 2010, reflecting further leveraging of our SG&A costs over higher sales volumes plus lower product liability expense. However, marketing expenses increased in fiscal 2011 compared to fiscal 2010 due to higher sales volumes and incentive programs designed to promote sales growth.
•
Receivables increased 3.7 percent as of the end of fiscal 2011 due to higher sales volumes compared to fiscal 2010. Our inventory levels were also up by 14.7 percent as of the end of fiscal 2011 compared to fiscal 2010 as we pre-bought engines for production planning and pricing efficiencies. Average net working capital (accounts receivable plus inventory less trade payables) as a percent of net sales as of the end of fiscal 2011 was 15.0 percent compared to 13.9 percent as of the end of fiscal 2010. This increase was due mainly to higher average inventory levels in fiscal 2011 compared to fiscal 2010 as we prebuilt inventory, mainly for residential turf products, in anticipation of higher demand, which did not occur as expected due primarily to unfavorable weather conditions. Our domestic field inventory levels were also slightly higher as of the end of fiscal 2011 compared to the end of fiscal 2010 due in part to anticipated increase in retail demand.
•
We continued our history of paying quarterly cash dividends and increased our fiscal 2011 quarterly cash dividend by 11 percent to $0.20 per share compared to our quarterly cash dividend in fiscal 2010 of $0.18 per share.
•
Our stock repurchase program continued to return a significant amount of cash to our shareholders in the amount of $130 million during fiscal 2011, which continued to reduce our number of shares outstanding. This reduction resulted in a benefit to our diluted net earnings per share of approximately $0.18 per share in fiscal 2011 compared to fiscal 2010.

Destination 2014

In fiscal 2011, we launched our new enterprise-wide multi-year initiative, "Destination 2014," that will take us to our centennial in 2014 and into our second century. This four-year initiative is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. As this is a multi-year initiative, we will strive to achieve our Destination 2014 goals by pursuing a progression of annual milestones. Each fiscal year we will set forth associated organic revenue growth, operating earnings, and employee engagement goals, such as continuous improvement projects with cross-functional collaboration, and we will also strive to continue to focus on the progress we made through our previous initiatives, such as working capital.

Organic Revenue Growth.   We intend to pursue strategic growth of our existing businesses and product categories with an annual organic revenue growth goal. We will strive to achieve $100 million in organic revenue growth in each of fiscal 2011, 2012, 2013, and 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. We exceeded our fiscal 2011 organic revenue growth goal of $100 million for fiscal 2011.

Operating Earnings Growth.   As part of our dual strategy growth goals, we have also set a bold earnings goal to raise operating earnings as a percentage of net sales to 12 percent by the end of fiscal 2014. In fiscal 2011, we made progress towards this goal by achieving operating earnings as a percentage of net sales of 9.8 percent.

Outlook for Fiscal 2012

While our financial results for fiscal 2011 were positive, uncertainty in worldwide economies has increased. Despite this uncertainty, we are prepared to operate effectively in this slow growth environment and are encouraged by our investments. We have taken, and continue to take, proactive measures that we expect will enable us to manage through this current environment and position us to achieve strong financial results and gain market share supported in part by a high level of new products to drive demand. We believe the key drivers for our fiscal 2012 financial performance will include, among many others, the following main factors:

•
We expect international markets will remain a focus for us to grow our revenues. We plan to continue investing in new products designed specifically for international markets and in infrastructure around the world, connecting us more closely to international customers and increasing our global presence. For example, during fiscal 2011, we completed the construction of a new manufacturing facility in Romania to manufacture micro-irrigation products for the agricultural market as we anticipate future market demand for our water conserving products to increase in and around that geographic region. However, we expect economic uncertainty and slowing growth in key international markets may hamper our net sales in fiscal 2012. A long-term goal is for international sales to comprise a larger percentage of our total consolidated net sales.
•
We anticipate fiscal 2012 net sales in our professional segment to increase compared to fiscal 2011. As we continue to prepare for the phase-in of additional Tier 4 emission requirements that will affect our products having diesel engines with greater than 25 horsepower, but less than 75 horsepower, that are manufactured after January 1, 2013 and sold in the U.S. and Canada, we will also continue to incur significant research, development, engineering, and other costs to comply with these new regulations. Ultimately, we expect that we will implement price increases, some of which may be significant, for our products subject to these regulations. Accordingly, we are anticipating that some customers may purchase products impacted by these requirements in fiscal 2012, prior to price increases going into effect for products manufactured after January 1, 2013, which may result in higher sales volumes of our diesel engine products in fiscal 2012 than we have experienced in the past or expect to experience in the future. We also anticipate growth in the irrigation market to continue in fiscal 2012 for products that help conserve the use of water, namely for the commercial, residential, and agricultural markets, as the need to become more efficient in water use is expected to drive demand for our products. We plan to continue to invest in new irrigation products, manufacturing capacity, and infrastructure globally as products used for water conservation are expected to be a long-term focus for us. Our long-term goal is for water-related products to comprise a larger percentage of our total consolidated net sales.
•
Although we anticipate the economic environment to be sluggish in fiscal 2012 for residential consumers, we expect our residential segment net sales to slightly increase compared to fiscal 2011. We anticipate that our new walk power mower product offering will be well received by customers in fiscal 2012 and expect continued growth in demand for our new line of zero-turn radius riding mowers we introduced in fiscal 2011.
•
During fiscal 2012, we anticipate our gross margin rate to increase compared to fiscal 2011. We anticipate average prices for commodities to be higher in fiscal 2012 compared to the average prices paid for commodities in fiscal 2011. We plan to mitigate anticipated higher commodity costs by continuing to aggressively pursue cost reduction efforts and increasing prices on certain products. In fiscal 2011, we experienced some quality issues that hampered our gross margin and reminded us of the impact these issues have on both our customers and our financial results. Therefore, in fiscal 2012 we intend to increase our focus on quality while realizing greater efficiencies in our processes.
•
We expect net earnings and diluted net earnings per share to be up in fiscal 2012 compared to fiscal 2011, driven mainly by our expectation of sales growth and an improvement in our gross margin rate, as well as a reduction in our diluted shares outstanding due to repurchases of our common stock.
•
In fiscal 2012, we plan to continue our emphasis on efficient asset utilization. In fiscal 2011, our average inventory levels were higher than expected as we prebuilt inventory, mainly for residential turf products, in anticipation of higher demand, which did not occur as expected due primarily to unfavorable weather conditions. In fiscal 2012, we anticipate average inventory levels to be lower as compared to average inventory levels in fiscal 2011 due in part to increased focus on asset management to limit additional buildup of inventory. We anticipate our average net working capital as a percentage of net sales in fiscal 2012 to decrease compared to fiscal 2011. Consistent with our focus on asset management, we believe our domestic field inventory levels are currently appropriate and we anticipate field inventory levels to be approximately equivalent as of the end of fiscal 2012 compared to the field inventory levels as of the end of fiscal 2011.

   We will continue to keep a cautionary eye on the global economic environment, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified in Part I, Item 1A, "Risk Factors" of this report, which could cause our actual results to differ from our anticipated outlook.

RESULTS OF OPERATIONS

Fiscal 2011 net earnings were $117.7 million compared to $93.2 million in fiscal 2010, an increase of 26.2 percent. Fiscal 2011 diluted net earnings per share were $3.70, an increase of 32.6 percent from $2.79 per share in fiscal 2010. The primary factors contributing to the net earnings improvement were sales growth in all of our businesses, leveraging of fixed SG&A costs over higher sales volumes, and a lower effective tax rate, somewhat offset by higher commodity and freight expense that negatively impacted our gross margin rate, as well as a pre-tax charge of $4.7 million due to costs associated with a rework for a non-safety quality issue that affected a large number of our residential segment walk power mowers. In addition, our net earnings per diluted share were benefited by approximately $0.18 per share in fiscal 2011 compared to fiscal 2010 as a result of reduced shares outstanding from repurchases of our common stock.

   Fiscal 2010 net earnings were $93.2 million compared to $62.8 million in fiscal 2009, an increase of 48.4 percent. Fiscal 2010 diluted net earnings per share were $2.79, an increase of 61.3 percent from $1.73 per share in fiscal 2009. The primary factors contributing to the net earnings improvement were higher sales volumes, an increase in gross margin, leveraging of fixed SG&A costs, and an increase in other income. In addition, our net earnings per diluted share were benefited by approximately $0.22 per share in fiscal 2010 compared to fiscal 2009 as a result of reduced shares outstanding from repurchases of our common stock.

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	(66.2)	(65.9)	(66.5)

Gross margin	33.8	34.1	33.5
SG&A expense	(24.0)	(25.1)	(26.0)

Operating earnings	9.8	9.0	7.5
Interest expense	(0.9)	(1.0)	(1.1)
Other income (expense), net	0.3	0.4	(0.1)
Provision for income taxes	(3.0)	(2.9)	(2.2)

Net earnings	6.2%	5.5%	4.1%

Fiscal 2011 Compared With Fiscal 2010

Net Sales.   Worldwide net sales in fiscal 2011 were $1,884.0 million compared to $1,690.4 million in fiscal 2010, an increase of 11.5 percent. This net sales improvement was primarily driven by:

•
Higher shipments of worldwide professional segment products largely resulting from the successful introduction of new products that were well received by customers and resulted in increased sales, strong worldwide demand for golf equipment and irrigation systems, additional manufacturing capacity that increased production and enabled higher sales of our water conserving products for agricultural markets to meet growing worldwide demand, particularly in Eastern Europe, and incremental sales of $19 million from acquisitions.
•
An increase in residential segment net sales attributable to strong demand for snow thrower products as our channel partners purchased product to fill depleted field inventory levels for the 2011-2012 snow season following strong sales from heavy snow falls during the 2010-2011 snow season, as well as additional product placement. In addition, riding product sales increased primarily from positive customer acceptance for our new line of zero-turn radius riding mowers. However, sales of walk power mowers and electric blowers were down due mainly to unfavorable weather conditions.
•
International net sales were also up for both our professional and residential segments due to increased demand primarily from improved market conditions in our key international regions and the successful introduction of new products that were well received by customers. Additionally, a weaker average U.S. dollar compared to other currencies in which we transact business accounted for approximately $21 million of our net sales increase.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin decreased by 30 basis points to 33.8 percent in fiscal 2011 from 34.1 percent in fiscal 2010. This decline was mainly the result of the following factors:

•
Higher average prices paid for commodities in fiscal 2011 compared to fiscal 2010.
•
An increase in freight expense due to higher fuel prices.
•
Rework costs for a non-safety quality issue that affected a large number of our residential segment walk power mowers.

Somewhat offsetting those negative factors were:

•
Lower manufacturing costs from higher plant utilization, mainly related to increased demand for our products.
•
A higher proportionate share of professional segment sales that carry higher average gross margins than residential segment sales.

Selling, General, and Administrative Expense.   SG&A expense increased $27.0 million, or 6.4 percent, from fiscal 2010. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expenses as a percentage of net sales. SG&A expense rate in fiscal 2011 decreased to 24.0 percent compared to 25.1 percent in fiscal 2010 due to fixed SG&A costs spread over higher sales volumes and lower product liability expense of nearly $5 million due to favorable claims experience this fiscal year. However, marketing expenses increased by $19 million in fiscal 2011 compared to fiscal 2010 due to higher sales volumes and incentive programs designed to promote sales growth.

Interest Expense.   Interest expense for fiscal 2011 slightly decreased by 0.8 percent compared to fiscal 2010 as a result of lower average debt levels.

Other Income (Expense), Net.   Other income (expense), net consists mainly of our proportionate share of income or losses from equity investments (affiliates), currency exchange rate gains and losses, litigation settlements and recoveries, interest income, and financing revenue. Other income for fiscal 2011 was $7.3 million compared to $7.1 million in fiscal 2010, an increase of $0.2 million, or 2.7 percent. This increase in other income, net was due mainly to an increase in income from affiliates, somewhat offset by higher foreign currency exchange rate losses in fiscal 2011 compared to fiscal 2010.

Provision for Income Taxes.   The effective tax rate for fiscal 2011 was 32.7 percent compared to 34.0 percent in fiscal 2010. The realization of deferred tax assets is assessed and a valuation allowance is recorded to the extent it is more likely than not that any portion of the deferred tax asset will not be recognized. The decrease in the effective tax rate was primarily the result of the retroactive reenactment of the domestic research tax credit.

   We anticipate our tax rate for fiscal 2012 to be higher than fiscal 2011 due to the expiration of the domestic research tax credit on December 31, 2011.

Fiscal 2010 Compared With Fiscal 2009

Net Sales.   Worldwide net sales in fiscal 2010 were $1,690.4 million compared to $1,523.4 million in fiscal 2009, an increase of 11.0 percent. This net sales improvement was primarily driven by:

•
Higher shipments of worldwide professional segment products largely resulting from improved economic conditions, a significant reduction in field inventory levels during fiscal 2009 that was not duplicated during fiscal 2010, the successful introduction of new products that were well received by customers and resulted in increased sales, and additional manufacturing capacity that increased production and enabled higher sales of our water conserving products for agricultural markets to meet growing worldwide demand.
•
An increase in residential segment net sales attributable to strong demand, resulting in part from customer acceptance of and additional product placement for zero-turn radius riding mowers. In addition, shipments of snow thrower products were up due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction for our redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010 instead of the fourth quarter of fiscal 2009.
•
International net sales were also up for both our professional and residential segments due also to increased demand primarily from improved market conditions in our key international regions and the successful introduction of new products that were well received by customers, as well as a weaker average U.S. dollar compared to other currencies in which we transact business that accounted for approximately $12 million of our net sales increase.

Partially offsetting those positive factors was a decline in net sales for our other segment due to the elimination of Toro Credit Company ("TCC"), our wholly owned financing company, floor plan interest costs resulting from the establishment of Red Iron, our financing joint venture with TCFIF, as well as lower net sales at our wholly owned Midwestern distributorship.

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
•
Cost reduction efforts implemented during fiscal 2010 and 2009.

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

Selling, General, and Administrative Expense.   SG&A expense increased $29.3 million, or 7.4 percent, from fiscal 2009. SG&A expense rate in fiscal 2010 decreased to 25.1 percent compared to 26.0 percent in fiscal 2009 due to fixed SG&A costs spread over higher sales volumes. The following factors increased our SG&A expense:

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
•
An increase in income from affiliates of nearly $3 million.

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

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 12 of the Notes to Consolidated Financial Statements, we operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Operating earnings for our Professional and Residential segments are defined as earnings from operations plus other income (expense), net. Operating loss for the Other segment includes earnings (loss) from wholly owned domestic distribution companies, corporate activities, other income (expense), and interest expense.

   The following information provides perspective on our business segments' net sales and operating results.

Professional

Professional segment net sales represented 66 percent of consolidated net sales for fiscal 2011, 64 percent for fiscal 2010, and 63 percent for fiscal 2009. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2011	2010	2009

Net sales	$1,239.1	$1,085.5	$965.9
% change from prior year	14.2%	12.4%	(25.9)%
Operating earnings	$205.0	$173.8	$127.6
As a percent of net sales	16.5%	16.0%	13.2%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2011 were up by 14.2 percent compared to fiscal 2010 primarily from higher shipments for most domestic and international products as a result of improved market conditions in our professional segment. In addition, professional segment sales increased due to the following other factors:

•
Higher shipments and demand of worldwide golf maintenance equipment and irrigation systems due to new golf development projects in key international markets, particularly in Asia, and domestic renovation projects, as well as positive customer response for new products we introduced.
•
Increased sales of landscape contractor equipment and grounds products primarily from the successful introduction of new products that were well received by customers.
•
Increased net sales of micro-irrigation products due to continued growing market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and enabled higher sales of our water conserving products for agricultural markets.
•
Strong sales of Sitework Systems products as a result of the rebound in the rental market and the successful introduction of new products.
•
Incremental sales of $12 million from acquisitions.
•
A weaker average U.S. dollar compared to most other currencies in which we transact business.

   Worldwide net sales for the professional segment in fiscal 2010 were up by 12.4 percent compared to fiscal 2009 primarily from higher shipments for most domestic and international product categories as a result of improved economic conditions and a significant reduction in field inventory levels during fiscal 2009 that was not duplicated in fiscal 2010. In addition, professional segment sales increased due to higher shipments of worldwide golf maintenance equipment and irrigation systems as customers increased capital spending after delayed investments during fiscal 2009 and

2008 from poor economic conditions and new golf development projects, particularly in Asia, as well as the positive customer response for new products we introduced. Shipments of landscape contractor equipment were also strong as a result of the successful introduction of new products that were well received by customers. Net sales of micro-irrigation products increased due to our investments in additional manufacturing capacity that increased production of our water conserving products to meet the growing worldwide market demand. Additionally, a weaker average U.S. dollar compared to most other currencies in which we transact business also contributed to the sales growth. Our domestic field inventory levels of our professional segment products were slightly down as of the end of fiscal 2010 as compared to the end of fiscal 2009.

Operating Earnings.   Operating earnings for the professional segment in fiscal 2011 increased 18.0 percent compared to fiscal 2010 due primarily to higher sales volumes. Expressed as a percentage of net sales, professional segment operating margins increased 50 basis points to 16.5 percent in fiscal 2011 compared to 16.0 percent in fiscal 2010. The following factors impacted professional segment operating earnings:

•
Lower gross margins in fiscal 2011 compared to fiscal 2010 as a result of higher average commodity prices and increased freight expense driven by higher fuel prices. Those increases were somewhat offset by lower manufacturing costs from higher plant utilization, mainly related to increased demand for our products.
•
A decline in SG&A expense rate in fiscal 2011 compared to fiscal 2010 due mainly to leveraging fixed SG&A costs spread over higher sales volumes and a decline in product liability expense.

   Operating earnings for the professional segment in fiscal 2010 increased 36.2 percent compared to fiscal 2009. Expressed as a percentage of net sales, professional segment operating margins increased to 16.0 percent in fiscal 2010 compared to 13.2 percent in fiscal 2009. The operating profit improvement was due mainly to higher gross margins as a result of increased sales volumes and lower manufacturing costs from increased plant utilization due to increased demand for our products, combined with our cost reduction efforts. However, increased freight expense and rising commodity prices hampered our professional segment gross margin improvement. Also contributing to the professional segment operating earnings improvement was a decline in our SG&A expense rate due primarily to leveraging SG&A costs over higher sales volumes.

Residential

Residential segment net sales represented 33 percent of consolidated net sales for fiscal 2011 and 35 percent for both fiscal 2010 and 2009. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2011	2010	2009

Net sales	$623.9	$589.7	$532.7
% change from prior year	5.8%	10.7%	(1.9)%
Operating earnings	$54.4	$58.0	$46.4
As a percent of net sales	8.7%	9.8%	8.7%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2011 were up by 5.8 percent compared to fiscal 2010 primarily as a result of the following factors:

•
Strong demand for our snow thrower products as our channel partners purchased product to fill depleted field inventory levels for the 2011-2012 snow season following strong sales from heavy snow falls during the 2010-2011 snow season, as well as additional product placement.
•
An increase in shipments of zero-turn radius riding mowers attributable to continued strong demand, resulting primarily from customer acceptance of new products.
•
A weaker average U.S. dollar compared to most other currencies in which we transact business.

Somewhat offsetting those increases was a decline in sales of walk power mowers and electric blowers due mainly to unfavorable weather conditions. Our domestic field inventory levels of our residential segment products were slightly up as of the end of fiscal 2011 as compared to the end of fiscal 2010.

   Worldwide net sales for the residential segment in fiscal 2010 were up by 10.7 percent compared to fiscal 2009. This increase was due primarily to strong shipments of zero-turn radius riding mowers attributable to strong demand, resulting in part from customer acceptance of new products and additional product placement. Sales of snow thrower products were also up due to increased demand from heavy snow falls during the winter season of 2009-2010 and the timing of the introduction for our redesigned offering of snow thrower products that shipped to customers in the first quarter of fiscal 2010 instead of the fourth quarter of fiscal 2009. In addition, a weaker average U.S. dollar compared to most other currencies in which we transact business benefited residential segment net sales in fiscal 2010 compared to fiscal 2009.

Operating Earnings.   Operating earnings for the residential segment in fiscal 2011 decreased 6.1 percent compared to fiscal 2010. Expressed as a percentage of net sales, residential segment operating margins declined 110 basis points to 8.7 percent in fiscal 2011 compared to 9.8 percent in fiscal 2010. The following factors impacted residential segment operating earnings:

•
Lower gross margins primarily attributable to costs associated with a rework for a non-safety quality issue that affected a large number of our walk power mowers, higher average commodity prices, and increased freight expense. Those increases were somewhat offset by lower manufacturing costs from higher plant utilization, mainly related to increased demand for our products.

•
An increase in SG&A expense mainly from an increase in warranty expense due to special warranty modifications, as well as higher spending for marketing, warehousing, and engineering. However, a decline in product liability expense somewhat offset the increase in SG&A expense.

   Operating earnings for the residential segment in fiscal 2010 increased 25.0 percent compared to fiscal 2009. Expressed as a percentage of net sales, residential segment operating margins improved to 9.8 percent in fiscal 2010 compared to 8.7 percent in fiscal 2009 due to an improvement in gross margins primarily from increased sales volumes of higher-margin products and the resulting effects of cost reduction efforts. These favorable benefits were somewhat offset by higher commodity costs, an increase in freight expense, and higher manufacturing costs due to operating inefficiencies as a result of higher than anticipated customer demand. In addition, SG&A expense increased from higher spending for marketing, product liability, incentive compensation, and warehousing costs.

Other

(Dollars in millions) Fiscal years ended October 31	2011	2010	2009

Net sales	$21.0	$15.2	$24.8
% change from prior year	37.7%	(38.5)%	(20.5)%
Operating loss	$(84.6)	$(90.4)	$(78.2)

Net Sales.   Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. In fiscal 2009, the other segment also included elimination of the professional and residential segments' floor plan interest costs from TCC. With the establishment of Red Iron beginning in fiscal 2010, net sales for the other segment no longer includes corporate financing activities, including the elimination of floor plan costs from TCC, which results in lower net sales for the other segment. The other segment net sales in fiscal 2011 increased 37.7 percent compared to fiscal 2010 due to incremental sales from the addition of a U.S. Western-based distribution company that was acquired on October 29, 2010.

   The other segment net sales in fiscal 2010 decreased 38.5 percent compared to fiscal 2009 as a result of the elimination of TCC floor plan interest costs, as well as lower net sales at our wholly owned Midwestern distributorship.

Operating Loss.   Operating loss for the other segment in fiscal 2011 decreased by 6.5 percent compared to fiscal 2010. This loss decrease was primarily attributable to improved profitability of our wholly owned domestic distribution companies and an increase in income from affiliates. Somewhat offsetting those factors were higher foreign currency exchange rate losses in fiscal 2011 as compared to fiscal 2010.

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

FINANCIAL CONDITION

Working Capital

The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2011	2010

Average cash and cash equivalents	$114.6	$175.3
Average receivables, net	188.7	174.4
Average inventories, net	242.5	188.7
Average accounts payable	149.0	128.3
Average days outstanding for receivables	37	38
Average inventory turnover (times)	5.14	5.90

   Average net receivables increased 8.2 percent in fiscal 2011 compared to fiscal 2010 due mainly to higher sales volumes. Our average days outstanding for receivables improved to 37 days in fiscal 2011 compared to 38 days in fiscal 2010 primarily as a result of floor plan and certain open account receivables being financed with Red Iron, our financing joint venture with TCFIF, instead of directly with us. Average net inventories increased by 28.5 percent in fiscal 2011 compared to fiscal 2010 as we prebuilt inventory during fiscal 2011, mainly for residential turf products, in anticipation of higher demand, which did not occur as expected due primarily to unfavorable weather conditions. As a result, average inventory turnover decreased by 12.9 percent in fiscal 2011 compared to fiscal 2010. Average accounts payable increased by 16.1 percent in fiscal 2011 compared to fiscal 2010, driven by higher average inventory levels and production, as well as our supply chain initiatives. As a result of the combination of these increases, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales was 15.0 percent as of the end of fiscal 2011 compared to 13.9 percent as of the end of fiscal 2010.

   In fiscal 2012, we intend to continue our efforts on efficient asset management, with an increased focus on minimizing the amount of working capital in the supply chain and maintaining or improving order replenishment and service levels to end users. We expect average receivables to increase in fiscal 2012 compared to fiscal 2011 as we anticipate higher sales volumes in fiscal 2012 compared to fiscal 2011. We anticipate average inventory turnover to improve and average inventory levels to decrease in fiscal 2012 compared to fiscal 2011 due in part to increased focus on asset management to limit additional buildup of inventory levels. We also anticipate average accounts payable to increase slightly in fiscal 2012 compared to fiscal 2011 driven by our continued focus on our supply chain initiatives.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2011 capital expenditures of $57.4 million were 18.0 percent higher compared to fiscal 2010. This increase was primarily attributable to production equipment and tooling expenditures for new products, as well as for a new manufacturing facility in Romania that was completed in fiscal 2011 and will increase production of our micro-irrigation water conserving products for the agricultural market. Capital expenditures for fiscal 2012 are planned to be approximately $45 million as we expect to continue to invest in new product tooling and replacement production equipment.

   Long-term assets as of October 31, 2011 were $337.8 million compared to $300.6 million as of October 31, 2010, an increase of 12.4 percent. This increase was due primarily to the addition of intangible assets from acquisitions.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions) October 31	2011	2010

Short-term debt	$0.0	$1.0
Long-term debt, including current portion	227.2	225.5
Stockholders' equity	266.8	275.8
Debt-to-capitalization ratio	46.0%	45.1%

   Our debt-to-capitalization ratio increased in fiscal 2011 compared to fiscal 2010 due to a decrease in stockholders' equity as we continued to repurchase shares of our common stock and a slight increase in long-term debt that was issued as part of our acquisitions in fiscal 2011.

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

Cash Dividends

Each quarter in fiscal 2011, our Board of Directors declared a cash dividend of $0.20 per share, which was an 11 percent increase over our cash dividend of $0.18 per share paid each quarter in fiscal 2010. As announced on November 30, 2011, our Board of Directors recently increased our fiscal 2012 first quarter quarterly cash dividend by 10 percent to $0.22 per share from the quarterly cash dividend paid in the first quarter of fiscal 2011.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2011	2010	2009

Operating activities	$113.9	$193.5	$251.5
Investing activities	(69.3)	(60.8)	(46.0)
Financing activities	(140.1)	(142.3)	(121.3)
Effect of exchange rates on cash	(1.0)	(0.8)	4.2

Net cash (used) provided	$(96.5)	$(10.4)	$88.4

Cash and cash equivalents as of fiscal year end	$80.9	$177.4	$187.8

Cash Flows From Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2011, cash provided by operating activities decreased $79.6 million, or 41.2 percent, from fiscal 2010. This decrease was due to a lower amount of accounts payable as of the end of fiscal 2011 compared to the end of fiscal 2010, whereas in fiscal 2010, we had a significant increase in accounts payable as compared to the end of fiscal 2009, which contributed to an increase in cash provided by operating activities in fiscal 2010. Additionally, cash used for higher inventory levels, as previously discussed, also contributed to the decrease in cash provided by operating activities in fiscal 2011 compared to fiscal 2010, somewhat offset by higher net earnings.

Cash Flows From Investing Activities.   Capital expenditures and acquisitions are our primary uses of capital resources. These investments are intended to enable sales growth in new markets and expand existing markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities was up 13.9 percent in fiscal 2011 compared to fiscal 2010 due mainly to an increase in purchases of property, plant, and equipment, mainly for our new manufacturing facility in Romania, and higher amounts of cash utilized for acquisitions. Those increases were somewhat offset by distributions we received in fiscal 2011 from our Red Iron joint venture whereas in fiscal 2010, we utilized cash for our investment in our Red Iron joint venture.

Cash Flows From Financing Activities.   Cash used in financing activities decreased slightly by 1.5 percent in fiscal 2011 compared to fiscal 2010. This decrease was primarily attributable to lower levels of funds used to repurchase our common stock in fiscal 2011 compared to fiscal 2010.

Credit Lines and Other Capital Resources

Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and extended payment terms made available to our customers and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior four-year revolving credit facility that expires in July 2015, which replaced our prior revolving facility that was scheduled to mature in January 2012. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $15 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2011, we had no outstanding short-term debt under these lines of credit. As of October 31, 2011, we also had $16 million of outstanding letters of credit. As of October 31, 2011, we had $148.8 million of unutilized availability under our credit agreements.

   The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of October 31, 2011, we are not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of October 31, 2011, and we expect to be in compliance with all covenants during fiscal 2012. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2011 by Standard and Poor's Ratings Group at BBB- and by Moody's Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2011, we continued repurchasing shares of our common stock in the open market, thereby reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. As of October 31, 2011, 2,032,858 shares remained available for repurchase under our Board authorization.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2011	2010	2009

Shares of common stock purchased	2,296,380	2,678,474	3,316,536
Cost to repurchase common stock	$129.9	$135.8	$115.3
Average price paid per share	$56.59	$50.69	$34.76

   We expect to continue repurchasing shares of our common stock in fiscal 2012 depending upon market conditions and our cash position.

 Customer Financing Arrangements

Wholesale Financing.   In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Under a separate arrangement, TCFCFC provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,111.8 million of new receivables for dealers and distributors during fiscal 2011, of which $232.6 million was outstanding as of October 31, 2011.

   Some independent international dealers continue to finance their products with a third party financing company. This third party financing company purchased $21.1 million of receivables from us during fiscal 2011, of which $8.9 million was outstanding as of October 31, 2011.

   We also enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by them. As of October 31, 2011, we were contingently liable to repurchase up to a maximum amount of $10.4 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies and Red Iron over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our operating results.

   We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; government customers; and rental companies.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. During fiscal 2007, we entered into an amended agreement with a third party financing company that eliminated our contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, we are only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. Based on actual losses and balances outstanding for leases entered into prior to the effective date of the amended agreement, we do not anticipate we would have any contingent liability for potential future losses.

   From time to time, we enter into agreements where we provide recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2011 was $2.3 million.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2011 and 2010, we had outstanding notes receivable in the aggregate of $2.4 million and $3.1 million, respectively, from two distribution companies. The amounts are included in other current and long-term assets on our consolidated balance sheets.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2011.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt[1]	$1,978	$1,758	$—	$225,000	$228,736
Interest payments	16,231	32,233	32,162	260,417	341,043
Deferred compensation arrangements[2]	818	1,455	970	1,054	4,297
Purchase obligations	17,085	—	—	—	17,085
Operating leases[3]	13,573	18,235	9,905	15,404	57,117

Total	$49,685	$53,681	$43,037	$501,875	$648,278

1
Principal payments in accordance with our long-term debt agreements.
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
3
Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.

   As of October 31, 2011, we also had $16.4 million in outstanding letters of credit issued, including standby letters of credit, during the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $6.1 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

Market Risk

Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Additional information is presented in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Note 14 of the Notes to Consolidated Financial Statements.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2011, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2010, which hampered our gross margin rate in fiscal 2011 as compared to fiscal 2010. We will continue to closely follow commodities that affect our product lines, and we anticipate average prices paid for commodities to be higher in fiscal 2012 as compared to fiscal 2011. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Acquisitions and Divestiture

On June 24, 2011, we completed the acquisition of certain assets of, and assumed certain liabilities from, Lawn Solutions Commercial Products, Inc. ("Lawn Solutions"), a manufacturer of turf renovation equipment, such as aerators, seeders, power rakes, and brush cutters, for the landscape, rental, municipal, and golf markets. This acquisition broadens and strengthens our product offering line of turf renovation equipment solutions.

   On January 17, 2011, we completed the acquisition of certain assets of, and assumed certain liabilities from, Unique Lighting Systems, Inc. ("Unique Lighting"), a leading manufacturer of professionally installed landscape lighting fixtures and transformers for residential and commercial use. This acquisition includes products, such as the Signature, Odyssey, and Brass and Copper Knight series, and strengthens our product offering to distributors and landscape contractors as many also purchase our irrigation products.

   In fiscal 2010, we completed the acquisition of certain assets of, and assumed certain liabilities from, USPraxis, Inc., a manufacturer of stump grinders, wood chippers, and log splitters for rental centers and landscape professionals. The addition of these products broadens and strengthens our equipment solutions for the rental and landscape markets.

   In fiscal 2010, we completed the acquisition of certain assets of, and assumed certain liabilities from, one of our independent U.S. Western-based distributorships. During the first quarter of fiscal 2010, our wholly owned domestic distribution company also completed the acquisition of certain assets of, and assumed certain liabilities from, one of our independent U.S. Midwestern-based distribution companies. During the first quarter of fiscal 2009, we also completed the sale of a portion of the operations of our Midwestern-based company-owned distributorship.

   In fiscal 2009, we completed the purchase of certain assets of, and assumed certain liabilities from, Ty-Crop Manufacturing Ltd., a leading manufacturer of topdressing and material handling equipment for golf course and sports fields applications. The acquisition of Ty-Crop's topdressing and material handling equipment enhanced our product offering of application and cultivation equipment to help customers achieve improved agronomic conditions of turf.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

   Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:

Warranty Reserve.   Warranty coverage on our products is generally for specified periods of time and on select products hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

Sales Promotions and Incentives.   At the time of sale to a customer, we record an estimate for sales promotion and incentive costs that are classified as a reduction from gross sales or as a component of SG&A expense. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, floor planning, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

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

New Accounting Pronouncements to be Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU No. 2011-05 guidance amended the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. We will adopt this guidance at the beginning of our first quarter of fiscal year 2013, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

   In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity's shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. We will adopt the amendments of ASU No. 2011-04 at the beginning of our second quarter of fiscal year 2012, as required. The adoption of this guidance is not expected to have a material impact on our disclosures.

   No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2011 has had or is expected to have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. See further discussion on these market risks below.

Foreign Currency Exchange Rate Risk.   In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. Additionally, in fiscal 2011, we implemented cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, and the Chinese Yuan against the U.S. dollar. We also have exposure with the Romanian New Lei against the Euro and the U.S. dollar as a result of our new manufacturing facility in Romania.

   We enter into various contracts, principally forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in values of the related exposures. Therefore, changes in values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Further information regarding gains and losses on our derivative instruments is presented in Note 14 of the Notes to Consolidated Financial Statements.

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2012 and 2013. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet cash flow hedge accounting criteria; therefore, changes in fair value are recorded in other income (expense), net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss ("AOCL"), and fair value impact of derivative instruments in other income (expense), net as of and for the fiscal year ended October 31, 2011 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact (Loss) Gain

Buy U.S. $/Sell Canadian dollar	0.9681	$11,569.4	$481.8	$(509.5)
Buy U.S. $/Sell Australian dollar	0.9950	68,894.8	(748.0)	(6,119.3)
Buy U.S. $/Sell Euro	1.4047	82,244.4	1,733.4	(2,753.6)
Buy U.S. $/Sell British pound	1.5964	3,512.1	–	(25.4)
Buy Mexican peso/Sell U.S. $	13.0696	29,687.2	(1,414.7)	1,182.7
Buy British Pound/Sell Euro	0.8709	6,304.6	–	67.7
Buy Swiss Franc/Sell Romanian New Lei	3.5500	1,106.2	–	(20.0)
Buy Euro/Sell U.S. $	1.3859	6,132.8	–	(523.1)
Buy Euro/Sell Romanian New Lei	4.3895	19,292.7	–	(22.8)

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Included in long-term debt is $227.2 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2011, the estimated fair value of long-term debt with fixed interest rates was $248.7 million compared to its carrying amount of $228.7 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.

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

Commodity Risk.   We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation." We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. Our manufacturing facilities enter into these fixed-price contracts for approximately 40 to 80 percent of their monthly-anticipated usage.

Equity Price Risk.   The trading price volatility of our common stock impacts compensation expense related to our stock-based compensation plans. Further information is presented in Note 10 of the Notes to Consolidated Financial Statements regarding our stock-based compensation plans.

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

   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

   Management, with the participation of the company's Chairman of the Board, President, and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2011. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2011.

/s/ Michael J. Hoffman Chairman of the Board, President, and Chief Executive Officer

/s/ Renee J. Peterson Vice President, Finance and Chief Financial Officer

Further discussion of the Company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this report.

 Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2011 and 2010 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Toro Company's management is responsible for these consolidated financial statements and the identified financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company as of October 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the identified financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota December 21, 2011

 CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2011	2010	2009

Net sales	$1,883,953	$1,690,378	$1,523,447
Cost of sales	1,247,306	1,113,987	1,012,472

Gross profit	636,647	576,391	510,975
Selling, general, and administrative expense	452,160	425,125	395,778

Operating earnings	184,487	151,266	115,197
Interest expense	(16,970)	(17,113)	(17,578)
Other income (expense), net	7,309	7,115	(1,831)

Earnings before income taxes	174,826	141,268	95,788
Provision for income taxes	57,168	48,031	32,951

Net earnings	$117,658	$93,237	$62,837

Basic net earnings per share of common stock	$3.76	$2.83	$1.76

Diluted net earnings per share of common stock	$3.70	$2.79	$1.73

Weighted-average number of shares of common stock outstanding – Basic	31,267	32,982	35,788
Weighted-average number of shares of common stock outstanding – Diluted	31,797	33,437	36,240

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2011	2010

ASSETS
Cash and cash equivalents	$80,886	$177,366
Receivables, net:
Customers (net of $1,964 and $3,828 as of October 31, 2011 and 2010, respectively, for allowance for doubtful accounts)	142,400	128,354
Other	5,740	14,547

Total receivables, net	148,140	142,901

Inventories, net	223,030	194,402
Prepaid expenses and other current assets	18,303	10,766
Deferred income taxes	62,523	59,538

Total current assets	532,882	584,973

Property, plant, and equipment, net	191,140	173,407
Other assets	19,075	17,880
Goodwill	92,020	86,400
Other intangible assets, net	35,546	22,962

Total assets	$870,663	$885,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$1,978	$1,970
Short-term debt	41	1,034
Accounts payable	118,036	125,138
Accrued liabilities:
Warranty	62,730	56,934
Advertising and marketing programs	47,161	43,095
Compensation and benefit costs	53,653	58,707
Insurance	19,417	24,858
Income taxes	2,504	7,645
Other	53,560	48,902

Total current liabilities	359,080	368,283

Long-term debt, less current portion	225,178	223,578
Deferred revenue	10,619	10,944
Deferred income taxes	1,368	—
Other long-term liabilities	7,651	7,007
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 29,603,095 shares as of October 31, 2011 and 31,394,942 shares as of October 31, 2010	29,603	31,395
Retained earnings	243,990	253,477
Accumulated other comprehensive loss	(6,826)	(9,062)

Total stockholders' equity	266,767	275,810

Total liabilities and stockholders' equity	$870,663	$885,622

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$117,658	$93,237	$62,837
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation, amortization, and impairment losses	48,506	45,011	44,535
Noncash (income) loss from affiliates	(5,682)	(2,599)	136
Gain on disposal of property, plant, and equipment	(118)	(85)	(18)
(Increase) decrease in deferred income taxes	(2,006)	2,940	4,691
Stock-based compensation expense	8,533	6,442	4,116
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(2,908)	(80)	126,721
Inventories, net	(25,667)	(9,920)	40,036
Prepaid expenses and other assets	(7,144)	3,056	(4,360)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	(17,295)	55,505	(27,224)

Net cash provided by operating activities	113,877	193,507	251,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment, net	(57,447)	(48,699)	(37,939)
Proceeds from asset disposals	653	574	208
Distributions from (investments in) finance affiliate, net	3,034	(3,659)	(3,811)
(Increase) decrease in other assets	(360)	635	1,982
Acquisitions, net of cash acquired	(15,155)	(9,657)	(6,400)

Net cash used in investing activities	(69,275)	(60,806)	(45,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(776)	776	(2,326)
Repayments of long-term debt	(1,857)	(3,646)	(3,422)
Excess tax benefits from stock-based awards	2,988	3,396	7,403
Proceeds from exercise of stock options	14,467	16,680	13,726
Purchases of Toro common stock	(129,955)	(135,777)	(115,283)
Dividends paid on Toro common stock	(24,970)	(23,721)	(21,403)

Net cash used in financing activities	(140,103)	(142,292)	(121,305)

Effect of exchange rates on cash	(979)	(816)	4,209

Net (decrease) increase in cash and cash equivalents	(96,480)	(10,407)	88,414
Cash and cash equivalents as of the beginning of the fiscal year	177,366	187,773	99,359

Cash and cash equivalents as of the end of the fiscal year	$80,886	$177,366	$187,773

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$17,120	$17,281	$17,724
Income taxes	60,296	28,569	29,803
Shares issued in connection with stock-based compensation plans	4,005	903	1,524
Long-term debt issued in connection with acquisitions	3,515	440	1,500

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Income

Balance as of October 31, 2008	$35,485	$337,734	$(8,544)	$364,675

Cash dividends paid on common stock – $0.60 per share	–	(21,403)	–	(21,403)
Issuance of 1,201,256 shares under stock-based compensation plans	1,201	16,524	–	17,725
Contribution of stock to a deferred compensation trust	–	118	–	118
Purchase of 3,316,536 shares of common stock	(3,317)	(111,967)	–	(115,284)
Excess tax benefits from stock-based awards	–	7,403	–	7,403
Retirement benefits adjustment, net of tax	–	–	(2,633)	(2,633)	$(2,633)
Foreign currency translation adjustments	–	–	13,286	13,286	13,286
Unrealized loss on derivative instruments, net of tax	–	–	(11,512)	(11,512)	(11,512)
Net earnings	–	62,837	–	62,837	62,837

Total comprehensive income					$61,978

Balance as of October 31, 2009	$33,369	$291,246	$(9,403)	$315,212

Cash dividends paid on common stock – $0.72 per share	–	(23,721)	–	(23,721)
Issuance of 703,930 shares under stock-based compensation plans	704	22,348	–	23,052
Contribution of stock to a deferred compensation trust	–	70	–	70
Purchase of 2,678,474 shares of common stock	(2,678)	(133,099)	–	(135,777)
Excess tax benefits from stock-based awards	–	3,396	–	3,396
Retirement benefits adjustment, net of tax	–	–	681	681	$681
Foreign currency translation adjustments	–	–	(640)	(640)	(640)
Unrealized gain on derivative instruments, net of tax	–	–	300	300	300
Net earnings	–	93,237	–	93,237	93,237

Total comprehensive income					$93,578

Balance as of October 31, 2010	$31,395	$253,477	$(9,062)	$275,810

Cash dividends paid on common stock – $0.80 per share	–	(24,970)	–	(24,970)
Issuance of 504,760 shares under stock-based compensation plans	504	22,364	–	22,868
Contribution of stock to a deferred compensation trust	–	132	–	132
Purchase of 2,296,380 shares of common stock	(2,296)	(127,659)	–	(129,955)
Excess tax benefits from stock-based awards	–	2,988	–	2,988
Retirement benefits adjustment, net of tax	–	–	(539)	(539)	$(539)
Foreign currency translation adjustments	–	–	104	104	104
Unrealized gain on derivative instruments, net of tax	–	–	2,671	2,671	2,671
Net earnings	–	117,658	–	117,658	117,658

Total comprehensive income					$119,894

Balance as of October 31, 2011	$29,603	$243,990	$(6,826)	$266,767

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

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

Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentive accruals, incentive compensation accruals, inventory valuation, warranty reserves, earnout liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives of tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in Part I, Item 1A, "Risk Factors" of this report, which include, among others, economic conditions, including consumer spending and confidence levels; foreign currency exchange rate impact; commodity costs; and credit conditions, all of which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are stated at cost, which approximates fair value.

Receivables

The company's financial exposure to collection of accounts receivable is reduced due to its Red Iron Acceptance, LLC ("Red Iron") joint venture with TCF Inventory Finance, Inc. ("TCFIF"), as further discussed in Note 3. For receivables not serviced through Red Iron, the company grants credit to customers in the normal course of business and performs on-going credit evaluations of customers. Receivables are recorded at original carrying amount less reserves for estimated uncollectible accounts, as described below.

Allowance for Doubtful Accounts

The company estimates the balance of allowance for doubtful accounts by analyzing the age of account and note receivable balances and applying historical write-off trend rates. The company also estimates separately specific customer balances when it is deemed probable that the balance is uncollectible. Account balances are charged off against the allowance when all collection efforts have been exhausted.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for most inventories. The first-in, first-out ("FIFO") method is used for all other inventories, constituting approximately 33 percent of total inventories as of October 31, 2011 and 2010. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production, as well as planned and historical sales of the inventory. During fiscal 2011 and 2010, no LIFO inventory layers were reduced.

   Inventories as of October 31 were as follows:

	2011	2010

Raw materials and work in progress	$94,176	$66,152
Finished goods and service parts	189,855	183,992

Total FIFO value	284,031	250,144
Less: adjustment to LIFO value	61,001	55,742

Total	$223,030	$194,402

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over two to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2011, 2010, and 2009, the company capitalized $230, $131, and $98 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2011	2010

Land and land improvements	$26,776	$24,667
Buildings and leasehold improvements	129,252	115,480
Machinery and equipment	434,796	396,228
Computer hardware and software	63,826	57,695

Subtotal	654,650	594,070
Less: accumulated depreciation	463,510	420,663

Total property, plant, and equipment, net	$191,140	$173,407

   During fiscal years 2011, 2010, and 2009, the company recorded depreciation expense of $43,539, $42,108, and $42,031, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. Other intangible assets reflect identifiable assets that arose from purchase acquisitions. Other intangible assets with determinable lives consist primarily of patents, non-compete agreements, customer relationships, trade names, and developed technology, which are amortized on a straight-line basis over periods ranging from two to 15 years. Goodwill and some trade names, which are considered to have indefinite lives, are not amortized; however, both must be tested for impairment annually as discussed below.

Impairment of Long-Lived Assets

The company reviews indefinite-life intangible assets and goodwill for impairment annually during each fourth fiscal quarter or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

   The company reviewed the fair value of its reporting units that have goodwill on their respective balance sheets with their corresponding carrying amount (with goodwill) during the fourth quarter of fiscal 2011. The company determined that it has eight reporting units, which are the same as its eight operating segments. Six reporting units contain goodwill on their respective balance sheets. As of August 26, 2011, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the company's analysis of qualitative factors, the company determined that is was not necessary to perform the two-step goodwill impairment test for any of its reporting units.

   The company also performed an assessment of its indefinite-life intangible assets, which consist of certain trade names, as of October 31, 2011. The company's estimate of the fair value of its indefinite-life trade names are based on a discounted cash flow model using inputs which included: projected revenues from the company's annual plan; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate.

   Other long-lived assets, including property, plant, and equipment and definite-life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. For long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised.

   Based on the company's impairment analysis, the company wrote down $109, $348, and $1,071 of long-lived assets during fiscal 2011, 2010, and 2009, respectively.

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

   The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. However, the company's right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers. As of October 31, 2011 and 2010, $14,643 and $7,312, respectively, of the company's outstanding payment obligations had been placed on the accounts payable tracking system.

Insurance

The company is self-insured for certain losses relating to medical, dental, and workers' compensation claims, and product liability occurrences. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported, demographic and severity factors, and utilizing valuations provided by independent third-party actuaries.

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

   The changes in accrued warranties were as follows:

Fiscal years ended October 31	2011	2010

Beginning Balance	$56,934	$54,273
Warranty provisions	40,144	36,540
Warranty claims	(33,774)	(32,570)
Changes in estimates	(849)	(1,334)
Addition from acquisitions	275	25

Ending Balance	$62,730	$56,934

Derivatives

Derivatives, consisting mainly of forward currency contracts and cross currency swaps, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. Derivatives are recognized on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to a separate component of stockholders' equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other income (expense), net in the consolidated statements of earnings.

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

Revenue Recognition

The company recognizes revenue for product sales when persuasive evidence of an arrangement exists, title and risk of ownership passes to the customer, the sales price is fixed or determinable, and collectability is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. A provision is made at the time the related revenue is recognized for estimated product returns, floor plan costs, rebates, and other sales promotional expenses. Sales, use, value-added, and other excise taxes are not recognized in revenue. Freight revenue billed to customers is included in net sales.

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

   The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title of its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. The amount of consignment inventory as of October 31, 2011 and 2010 was $14,874 and $12,819, respectively.

   Revenue earned from service and maintenance contracts is recognized ratably over the contractual period. Revenue from extended warranty programs is deferred at the time the contract is sold and amortized into net sales using the straight-line method over the extended warranty period.

Sales Promotions and Incentives

At the time of sale, the company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, cooperative advertising, commissions, and other sales discounts and promotional programs. The estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is classified either as a reduction from gross sales or as a component of selling, general, and administrative expense.

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

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $16,394, $14,490, and $9,452 for the fiscal years ended October 31, 2011, 2010, and 2009, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $49,362, $39,281, and $33,496 for the fiscal years ended October 31, 2011, 2010, and 2009, respectively.

Stock-Based Compensation

The company's stock-based compensation awards generally include performance shares issued to key employees that are contingent on the achievement of performance goals of the company, non-qualified stock options, and restricted stock awards. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. See Note 10 for additional information regarding stock-based compensation plans.

Statement of Stockholders' Equity and
Comprehensive Income Information

Components of accumulated other comprehensive loss as of October 31 were as follows:

	2011	2010	2009

Foreign currency translation adjustment	$2,904	$3,008	$2,368
Adjustments to employee retirement benefits, net of tax	3,800	3,261	3,942
Unrealized loss on derivative instruments, net of tax	122	2,793	3,093

Total accumulated other comprehensive loss	$6,826	$9,062	$9,403

Net Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares. Diluted net earnings per share is similar to basic net earnings per share except that the weighted-average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, contingently issuable shares, and restricted common stock.

   Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2011	2010	2009

Weighted-average number of shares of common stock	31,265	32,980	35,784
Assumed issuance of contingent shares	2	2	4

Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,267	32,982	35,788

DILUTED

(Shares in thousands) Fiscal years ended October 31	2011	2010	2009

Weighted-average number of shares of common stock and assumed issuance of contingent shares	31,267	32,982	35,788
Effect of dilutive securities	530	455	452

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	31,797	33,437	36,240

   Options to purchase an aggregate of 208,718, 330,555, and 1,406,871 shares of common stock outstanding during fiscal 2011, 2010, and 2009, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company's common stock during the same respective periods.

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

New Accounting Pronouncements Adopted

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles – Goodwill and Other. The "more likely than not" threshold is defined as having a likelihood of more than 50 percent. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The company adopted ASU No. 2011-08, as permitted, for its annual fiscal year ended October 31, 2011. The adoption did not have an impact on the company's consolidated financial statements.

   In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU No. 2010-06 requires new disclosures regarding activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The company adopted the provision of ASU No. 2010-06 for Level 3 fair-value measurements for its second fiscal quarter beginning on January 30, 2011, as required. The adoption of ASU No. 2010-06 for Level 3 fair value measurements did not have an impact on the company's disclosures.

   In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, which amends Accounting Standards Codification ("ASC") 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140). ASU No. 2009-16 eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It also requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The company adopted ASU No. 2009-16 on November 1, 2010, as required. The adoption did not have an impact on the company's consolidated financial statements.

   In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU No. 2009-17 requires a qualitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. ASU No. 2009-17 also requires additional disclosures about an enterprise's involvement in a VIE. The company adopted ASU No. 2009-17 on November 1, 2010, as required. The adoption did not have an impact on the company's consolidated financial statements.

2	ACQUISITIONS AND DIVESTITURE

On June 24, 2011, the company completed the acquisition of certain assets of, and assumed certain liabilities from, Lawn Solutions Commercial Products, Inc. ("Lawn Solutions"), a manufacturer of turf renovation equipment, including aerators, seeders, power rakes, and brush cutters, for the landscape, rental, municipal, and golf markets. On January 17, 2011, the company completed the acquisition of certain assets of, and assumed certain liabilities from, Unique Lighting Systems, Inc. ("Unique Lighting"), a leading manufacturer of professionally installed landscape lighting fixtures and transformers for residential and commercial use. The aggregate net purchase price of these acquisitions during fiscal 2011 was $24,150, which included cash payments, the issuance of long-term notes, and estimated earnout considerations. The earnout considerations are based on annual financial results over certain thresholds as defined in the acquisition agreements.

   On October 29, 2010, the company completed the acquisition of certain assets of, and assumed certain liabilities from, one of its independent U.S. Western-based distribution companies. On April 30, 2010, the company completed the purchase of certain assets of, and assumed certain liabilities from, USPraxis, Inc., a manufacturer of stump grinders, wood chippers, and log splitters for rental centers and landscape professionals. On December 1, 2009, the company's wholly owned domestic distribution company completed the acquisition of certain assets of, and assumed certain liabilities from, one of the company's independent U.S. Midwestern-based distribution companies. The aggregate net purchase price of these acquisitions during fiscal 2010 was $9,137, which included cash payments, the issuance of a long-term note, and an estimated earnout consideration.

   On October 13, 2009, the company completed the purchase of certain assets of, and assumed certain liabilities from, Ty-Crop Manufacturing Ltd., a leading manufacturer of topdressing and material handling equipment for golf course and sports fields applications. The purchase price was $7,900, which included a cash payment and a long-term note. During the first quarter of fiscal 2009, the company also completed the sale of a portion of the operations of its Midwestern-based company-owned distributorship.

   The purchase price of these acquisitions was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price for acquisitions recorded as goodwill. Additional purchase accounting disclosures have been omitted given the immateriality of these acquisitions as compared to the company's consolidated financial condition and results of operations. See Note 5 for further details related to the acquired intangible assets.

3	INVESTMENT IN JOINT VENTURE

On August 12, 2009, the company and TCFIF, a subsidiary of TCF National Bank, established Red Iron, a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company's products in the U.S. and to select distributors of the company's products in Canada. The initial term of Red Iron will continue until October 31, 2014, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company's products in Canada. In connection with the establishment of Red Iron, the company terminated its agreement with a third party financing company that previously provided floor plan financing to dealers of the company's products in the U.S. and Canada. During the first quarter of fiscal 2010, Red Iron began financing open account receivables, as well as floor plan receivables previously financed by such third party financing company. Red Iron also began financing floor plan receivables during the company's fourth quarter of fiscal 2009.

   The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2011 and 2010 was $11,640 and $9,693, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7,500 in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $190 and $731 as of October 31, 2011 and 2010, respectively.

   On October 29, 2010, the company and Red Iron amended their repurchase agreement under which Red Iron provides financing for certain dealers and distributors. Instead of transactions under the agreements being characterized as a sale of receivables from the company to Red Iron, the transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron, which extinguishes the obligation of the dealer or distributor to make payment to the company under the terms of the invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement during fiscal 2011 was $1,111,778. In fiscal 2010, prior to this amended repurchase agreement, the company sold receivables to Red Iron and derecognized receivables from its books upon receipt of cash from Red Iron for receivables sold. Red Iron purchased $804,083 of receivables from the company during fiscal 2010.

   Summarized financial information for Red Iron is presented as follows:

For the twelve months ended October 31	2011	2010	2009

Revenue	$17,116	$12,056	$393
Net income (loss)	11,070	5,552	(613)

As of October 31	2011	2010

Finance receivables, net	$232,600	$185,741
Other assets	6,960	4,991
Total liabilities	213,693	169,193

4	OTHER INCOME (EXPENSE), NET

Other income (expense) is as follows:

Fiscal years ended October 31	2011	2010	2009

Interest income	$1,072	$1,056	$898
Gross finance charge revenue	–	–	543
Retail financing revenue	966	779	1,716
Foreign currency exchange rate (loss) gain	(1,751)	813	641
Income (loss) from affiliates	5,682	2,599	(136)
Litigation recovery (settlements), net	543	57	(6,811)
Miscellaneous	797	1,811	1,318

Total other income (expense), net	$7,309	$7,115	$(1,831)

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The changes in the net carrying amount of goodwill for fiscal 2011 and 2010 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2009	$75,514	$10,893	$86,407
Translation and other adjustments	(92)	85	(7)

Balance as of October 31, 2010	$75,422	$10,978	$86,400
Addition from acquisitions	5,765	–	5,765
Translation and other adjustments	(197)	52	(145)

Balance as of October 31, 2011	$80,990	$11,030	$92,020

Other Intangible Assets – The components of other intangible assets were as follows:

October 31, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$9,403	$(7,505)	$1,898
Non-compete agreements	2-10	6,250	(2,685)	3,565
Customer-related	5-13	8,189	(2,857)	5,332
Developed technology	2-10	25,236	(7,016)	18,220
Trade name	5	1,500	(250)	1,250
Other		800	(800)	–

Total amortizable		51,378	(21,113)	30,265

Non-amortizable – trade names		5,281	–	5,281

Total other intangible assets, net		$56,659	$(21,113)	$35,546

October 31, 2010	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$8,703	$(7,034)	$1,669
Non-compete Agreements	2-10	3,039	(1,910)	1,129
Customer-related	6-13	7,471	(2,061)	5,410
Developed Technology	2-10	13,984	(4,511)	9,473
Other		800	(800)	–

Total amortizable		33,997	(16,316)	17,681

Non-amortizable – trade names		5,281	–	5,281

Total other intangible assets, net		$39,278	$(16,316)	$22,962

   Amortization expense for intangible assets for the fiscal years ended October 31, 2011, 2010, and 2009 was $4,967, $2,903, and $2,504, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2012, $5,504; 2013, $5,311; 2014, $4,976; 2015, $4,761; 2016, $4,233; and after 2016, $5,480.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2011, the company had a $150,000 unsecured senior four-year revolving credit facility that expires in July 2015. Included in this $150,000 revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At the election of the company, and the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100,000 in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The company had no outstanding short-term debt as of October 31, 2011 and 2010 under this line of credit. The company's non-U.S. operations also maintain unsecured short-term lines of credit in the aggregate amount of $14,785. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had $0 and $776 of outstanding short-term debt as of October 31, 2011 and 2010, respectively, under these lines of credit. Additionally, the company had $41 and $258 in short-term debt for certain receivables the company had provided recourse with Red Iron as of October 31, 2011 and 2010, respectively.

   The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, the company is not limited to payments of cash dividends and stock repurchases as long as the debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, the company is limited to $50,000 per fiscal year if the debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of October 31, 2011, the company was not limited to payments of cash dividends and stock repurchases as its debt to EBITDA ratio was below 2.75. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2011 and 2010.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2011	2010

7.800% Debentures, due June 15, 2027	$100,000	$100,000
6.625% Senior Notes, due May 1, 2037	123,420	123,358
Other	3,736	2,190

Total long-term debt	227,156	225,548
Less current portion	1,978	1,970

Long-term debt, less current portion	$225,178	$223,578

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

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2012, $1,978; 2013, $1,758; 2014, $0; 2015, $0; 2016, $0; and after 2016, $225,000.

8	STOCKHOLDERS' EQUITY

Stock Repurchase Program.   The company's Board of Directors authorized the repurchase of shares of the company's common stock as follows:

•
In May 2008, 4,000,000 shares
•
In July 2009, 5,000,000 shares
•
In December 2010, 3,000,000 shares

During fiscal 2011, 2010, and 2009, the company paid $129,955, $135,777, and $115,283 to repurchase an aggregate of 2,296,380, 2,678,474 shares, and 3,316,536 shares, respectively. As of October 31, 2011, 2,032,858 shares remained authorized for repurchase.

Treasury Shares.   As of October 31, 2011, the company had 24,429,125 treasury shares at a cost of $984,583. As of October 31, 2010, the company had 22,637,278 treasury shares at a cost of $876,620.

   On November 30, 2011, the company's Board of Directors authorized the retirement of 15,000,000 treasury shares.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Domestic manufacturer's deduction	(1.8)	(1.1)	(0.8)
State and local income taxes, net of federal income tax benefit	1.4	1.4	1.2
Effect of foreign source income	0.2	0.2	0.1
Domestic research tax credit	(2.4)	(0.2)	(2.1)
Other, net	0.3	(1.3)	1.0

Consolidated effective tax rate	32.7%	34.0%	34.4%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2011	2010	2009

Provision for income taxes:
Current –
Federal	$47,922	$34,582	$23,954
State	3,963	2,918	1,951
Non-U.S.	7,103	4,436	4,972

Current provision	$58,988	$41,936	$30,877

Deferred –
Federal	$(31)	$5,305	$1,948
State	(211)	198	(110)
Non-U.S.	(1,578)	592	236

Deferred benefit	(1,820)	6,095	2,074

Total provision for income taxes	$57,168	$48,031	$32,951

   As of October 31, 2011, the company had net operating loss carryforwards of approximately $13,822 in foreign jurisdictions with unlimited expiration.

   Earnings before income taxes were as follows:

Fiscal years ended October 31	2011	2010	2009

Earnings before income taxes:
U.S.	$160,444	$127,508	$83,357
Non-U.S.	14,382	13,760	12,431

Total	$174,826	$141,268	$95,788

   During the fiscal years ended October 31, 2011, 2010, and 2009, respectively, $2,988, $3,396, and $7,403 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2011	2010

Deferred tax assets (liabilities):
Allowance for doubtful accounts	$1,156	$1,865
Inventory items	5,121	1,750
Warranty reserves and other accruals	38,370	40,156
Employee benefits	16,831	16,159
Depreciation	(3,909)	(2,411)
Other	8,514	7,399

Deferred tax assets	$66,083	$64,918
Valuation allowance	(4,928)	(4,538)

Net deferred tax assets	$61,155	$60,380

   The valuation allowance as of October 31, 2011 and 2010 principally applies to capital loss carryforwards and foreign net operating loss carryforwards that are expected to expire prior to utilization.

   As of October 31, 2011, the company had approximately $48,690 of accumulated undistributed earnings from subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of October 31, 2010	$5,752
Increase as a result of tax positions taken during a prior period	175
Increase as a result of tax positions taken during the current period	846
Decrease relating to settlements with taxing authorities	(1,245)
Reduction as a result of a lapse of the applicable statute of limitations	(199)

Balance as of October 31, 2011	$5,329

   Included in the balance of unrecognized tax benefits as of October 31, 2011 are potential benefits of $3,774 that, if recognized, would affect the effective tax rate from continuing operations.

   The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $5,329 for unrecognized tax benefits as of October 31, 2011 was an amount of approximately $760 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes.

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

The company maintains The Toro Company 2010 Equity and Incentive Plan for officers, other employees, and non-employee members of the company's Board of Directors. The company's incentive plan allows it to grant equity-based compensation awards, including stock options, restricted stock awards, and performance share awards.

   The compensation costs related to stock-based awards were as follows:

Fiscal years ended October 31	2011	2010	2009

Stock option awards	$4,654	$4,117	$3,531
Restricted stock awards	699	68	4
Performance share awards	3,180	2,257	581

Total compensation cost for stock-based awards	$8,533	$6,442	$4,116

Tax benefit realized for tax deductions from stock-based awards	$4,469	$4,933	$8,490

   The number of unissued shares of common stock available for future equity-based grants under the company's equity-based compensation plan was 2,498,262 as of October 31, 2011.

Stock Option Awards.   Under the company's equity and incentive plan, stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to officers, other employees, and non-employee members of the company's Board of Directors on an annual basis in the first quarter of the company's fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain key employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company's Board of Directors for ten full fiscal years or more, the fair value of the options granted is fully expensed on the date of the grant.

   The table below presents stock option activity for fiscal 2011:

	Awards	Price[1]	Life[2]	Intrinsic Value

Outstanding as of October 31, 2010	2,093,234	$37.91	5.4	$39,461
Granted	235,739	62.89
Exercised	(425,557)	33.27
Cancelled	(21,724)	60.13

Outstanding as of October 31, 2011	1,881,692	41.83	5.6	$25,117

Exercisable as of October 31, 2011	1,283,862	39.78	4.4	$18,543

1
Weighted-average exercise price
2
Weighted-average contractual life in years

   As of October 31, 2011, there was $1,595 of total unrecognized compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

   The following table presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years:

Fiscal years ended October 31	2011	2010	2009

Market value of stock options exercised	$25,592	$24,588	$31,774
Intrinsic value of options exercised[1]	11,434	8,198	18,394

1
Intrinsic value is calculated as amount by which the stock price at exercise date exceeded the option exercise price

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time that officers, other key employees, and non-employee members of the Board of Directors are expected to exercise their stock options, which is based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's dividend policy, historical cash dividends paid, expected future cash dividends, and expected changes in the company's stock price.

   The following table illustrates the valuation assumptions of stock-based compensation for the following fiscal years:

Fiscal years ended October 31	2011	2010	2009

Expected life of option in years	6	6	6
Expected volatility	33.34% – 33.43%	33.00% – 33.10%	30.60%
Weighted-average volatility	33.42%	33.00%	30.60%
Risk-free interest rate	1.72% – 2.36%	2.51% – 2.87%	2.26% – 3.16%
Expected dividend yield	1.04% – 1.16%	1.52% – 1.68%	1.53% – 1.81%
Weighted-average dividend yield	1.05%	1.54%	1.79%

Grant date weighted-average fair value	$20.30	$12.33	$7.93

Restricted Stock Awards.   In the first quarter of fiscal 2011, the company began granting restricted stock awards to certain non-officer employees. Previously, limited restricted stock awards were granted to certain officers and other employees. In the second quarter of fiscal 2011, the company granted restricted stock awards to two officer employees to help ensure a smooth transition in connection with the retirement of the company's then Vice President, Finance and Chief Financial Officer. On August 22, 2011, the company also granted a restricted stock award as part of the offer to the new Vice President, Finance and Chief Financial Officer.

   Restricted stock awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Previously, the company granted limited restricted stock awards with varying vesting schedules. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company's common stock on the date of grant, is recognized for these awards over the vesting period.

   The company granted restricted stock awards during the following fiscal years as follows:

Fiscal years ended October 31	2011	2010	2009

Grant date weighted-average fair value	$54.34	$56.50	$38.93
Fair value of restricted stock awards vested	37	–	217

   The table below summarizes the activity during fiscal 2011 for unvested restricted share awards:

	Restricted Stock	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2010	7,227	$44.95
Granted	47,225	54.34
Vested	(658)	56.50
Forfeited	(75)	58.94

Unvested as of October 31, 2011	53,719	$53.04

   As of October 31, 2011, there was $1,947 of total unrecognized compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance Share Awards.   The company grants performance share awards to officers and other employees under which they are entitled to receive shares of common stock or performance share units contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock or performance share units a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest over a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company's fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the fair value as of the date of grant and the probability of achieving performance goals.

   The company granted performance share awards as follows:

Fiscal years ended October 31	2011	2010	2009

Grant date weighted-average fair value	$63.52	$40.73	$28.62
Fair value of performance share awards vested	1,429	798	1,150

   The table below summarizes the activity during fiscal 2011 for unvested performance share awards:

	Performance Shares	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2010	341,000	$40.87
Granted	93,800	63.52
Vested	(44,388)	58.96
Forfeited	(71,414)	58.96

Unvested as of October 31, 2011	318,998	$41.77

   As of October 31, 2011, there was $4,473 of total unrecognized compensation expense related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $12,686, $15,500, and $15,200 for the fiscal years ended October 31, 2011, 2010, and 2009, respectively.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2011 and 2010 was $40,989 and $38,696, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2011 and 2010 was $4,467 and $4,272, respectively. The accumulated benefit obligation of these plans as of October 31, 2011 and 2010 was $38,446 and $36,685, respectively. The funded status of these plans as of October 31, 2011 and 2010 was $10,847 and $10,022, respectively. The fair value of the plan assets as of October 31, 2011 and 2010 was $30,141 and $28,674, respectively. The net expense recognized in the consolidated financial statements for these plans was $1,520, $326, and $1,629 for the fiscal years ended October 31, 2011, 2010, and 2009, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2011
Net actuarial loss	$1,788	$2,164	$3,952
Net prior service cost (credit)	192	(344)	(152)

Accumulated other comprehensive loss	$1,980	$1,820	$3,800

2010
Net actuarial loss	$1,309	$2,221	$3,530
Net prior service cost (credit)	248	(517)	(269)

Accumulated other comprehensive loss	$1,557	$1,704	$3,261

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2011 and are expected to be recognized as components of net periodic benefit cost during fiscal 2012.

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

Net loss	$331	$170	$501
Net prior service cost (credit)	87	(168)	(81)

   Amounts recognized in net periodic benefit cost and other comprehensive income consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2011
Net loss	$160	$271	$431
Amortization of unrecognized prior service (credit) cost	(55)	173	118
Amortization of unrecognized actuarial loss (gain)	318	(328)	(10)

Total recognized in other comprehensive loss (income)	$423	$116	$539

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$714	$1,345	$2,059

2010
Net (gain) loss	$(411)	$669	$258
Curtailment gain	(578)	–	(578)
Amortization of unrecognized prior service (credit) cost	(56)	121	65
Amortization of unrecognized actuarial gain	(351)	(75)	(426)

Total recognized in other comprehensive (income) loss	$(1,396)	$715	$(681)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(1,621)	$1,266	$(355)

   The company has omitted the remaining disclosures for its defined benefit plans and postretirement healthcare plan as the company deems these plans to be immaterial to its consolidated financial position and results of operations.

12	SEGMENT DATA

The company's businesses are organized, managed, and internally grouped into segments based on differences in products and services. Segment selection was based on the manner in which management organizes segments for making operating decisions and assessing performance. The company has identified eight operating segments and has aggregated those segments into three reportable segments: Professional, Residential, and Distribution. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's Distribution segment, which consists of company-owned domestic distributorships, has been combined with the company's corporate activities and elimination of intersegment revenues and expenses and is shown as "Other" due to the insignificance of the segment.

   The Professional business segment consists of turf and landscape equipment and irrigation products. Turf and landscape equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, lighting products, and other maintenance equipment. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and micro-irrigation drip tape and hose products. Professional business segment products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, and residential and commercial landscapes, as well as directly to government customers, rental companies, and large retailers.

   The Residential business segment consists of walk power mowers, riding mowers, snow throwers, replacement parts, and home solutions products, including trimmers, blowers, blower-vacuums, and underground and hose-end retail irrigation products sold in Australia. Residential business segment products are sold to homeowners through a network of distributors and dealers, and through a broad array of home centers, hardware retailers, and mass retailers, as well as over the Internet.

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

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its Professional and Residential business segment results based on earnings from operations plus other income (expense), net. Operating loss for the Other segment includes earnings (loss) from domestic wholly owned distribution companies, corporate activities, other income (expense), and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2011
Net sales	$1,239,068	$623,889	$20,996	$1,883,953
Intersegment gross sales	35,539	3,560	(39,099)	–
Earnings (loss) before income taxes	205,009	54,410	(84,593)	174,826
Total assets	497,388	202,222	171,053	870,663
Capital expenditures	43,933	5,615	7,899	57,447
Depreciation and amortization	31,380	9,846	7,280	48,506

2010
Net sales	$1,085,457	$589,677	$15,244	$1,690,378
Intersegment gross sales	17,271	487	(17,758)	–
Earnings (loss) before income taxes	173,752	57,956	(90,440)	141,268
Total assets	437,987	173,919	273,716	885,622
Capital expenditures	34,017	8,599	6,083	48,699
Depreciation and amortization	27,261	10,259	7,491	45,011

2009
Net sales	$965,935	$532,707	$24,805	$1,523,447
Intersegment gross sales	20,208	1,079	(21,287)	–
Earnings (loss) before income taxes	127,609	46,351	(78,172)	95,788
Total assets	418,806	171,892	281,984	872,682
Capital expenditures	25,871	7,531	4,537	37,939
Depreciation and amortization	25,197	11,040	8,298	44,535

   The following table presents the details of the other segment operating loss before income taxes:

Fiscal years ended October 31	2011	2010	2009

Corporate expenses	$(72,726)	$(74,758)	$(70,802)
Interest expense	(16,970)	(17,113)	(17,578)
Finance charge revenue	–	–	543
Elimination of corporate financing expense	–	–	7,052
Other income	5,103	1,431	2,613

Total	$(84,593)	$(90,440)	$(78,172)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2011	2010	2009

Equipment	$1,529,470	$1,371,615	$1,227,023
Irrigation and lighting	354,483	318,763	296,424

Total	$1,883,953	$1,690,378	$1,523,447

   Sales to one customer accounted for 11 percent of consolidated net sales in fiscal 2011, 13 percent in fiscal 2010, and 14 percent in fiscal 2009.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2011
Net sales	$1,276,038	$607,915	$1,883,953
Long-lived assets	145,169	45,971	191,140

2010
Net sales	$1,152,790	$537,588	$1,690,378
Long-lived assets	145,409	27,998	173,407

2009
Net sales	$1,036,253	$487,194	$1,523,447
Long-lived assets	142,045	24,671	166,716

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $21,840, $19,401, and $20,108 for the fiscal years ended October 31, 2011, 2010, and 2009, respectively. As of October 31, 2011, future minimum lease payments under noncancelable operating leases amounted to $57,116 as follows: 2012, $13,572; 2013, $10,839; 2014, $7,396; 2015, $6,124; 2016, $3,781 and after 2016, $15,404.

 Customer Financing

Wholesale Financing.   During October 2009, Toro Credit Company sold its receivable portfolio to Red Iron, the company's joint venture with TCFIF. See Note 3 for additional information related to Red Iron. Some products sold to independent dealers in Australia finance their products with a third party finance company. This third party financing company purchased $21,146 of receivables from the company during fiscal 2011. As of October 31, 2011, $8,850 of receivables financed by the third party financing company, excluding Red Iron, was outstanding, and also includes outstanding receivables that were financed by third party sources before the establishment of Red Iron.

   The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2011, the company was contingently liable to repurchase up to a maximum amount of $10,406 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements.

End-User Financing.   The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. During fiscal 2007, the company entered into an amended agreement with a third party financing company that eliminated the company's contingent liability for any residual value risk on the underlying equipment financed under this program. In addition, under the terms of the amended agreement, the company is only contingently liable for a portion of the credit collection risk for leases entered into prior to the effective date of the amended agreement. Based on actual losses and balances outstanding for leases entered into prior to the effective date of the amended agreement, the company does not anticipate that it would have any contingent liability for potential future losses.

   From time to time, the company enters into agreements where it provides recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. The company's maximum exposure for credit collection as of October 31, 2011 was $2,270.

Purchase Commitments

As of October 31, 2011, the company had $17,085 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2011 and 2010, the company had $16,444 and $13,269, respectively, in outstanding letters of credit.

Litigation

General.   The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company's products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company's patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office ("USPTO") and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation.

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation.   Beginning in June 2004, various plaintiffs filed class action lawsuits in state and federal courts throughout the country against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs (i) asserted statutory and common law claims, and (ii) sought an injunction, unspecified compensatory and punitive damages, treble damages, and attorneys' fees. In December 2008, all lawsuits were transferred to the United States District Court for the Eastern District of Wisconsin (the "Court") for coordinated or consolidated pretrial proceedings.

   The company and certain other defendants entered into a settlement agreement with plaintiffs in February 2010, the Court approved the company's settlement and certified the settlement class in August 2010, and the company's settlement agreement became final in February 2011. The settlement class consists of all persons in the United States who, beginning January 1, 1994 and through April 12, 2010, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the company and other defendants, and the company's settlement agreement provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for certain engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices. The expected costs of the company's performance of its settlement obligations are consistent with accruals established in prior periods and, as such, management does not currently expect that the settlement will have a material adverse effect on the company's consolidated operating results or financial condition.

   In March 2010, individuals who claim to have purchased lawnmowers in Canada filed class action litigation against the company and other defendants that, (i) contains allegations under applicable Canadian law that are similar to the allegations made by the United States plaintiffs, (ii) seeks certification of a class of all persons in Canada who, beginning January 1, 1994 purchased a lawnmower containing a gas combustible engine up to 30 horsepower that was manufactured or sold by the company and other defendants, and (iii) seeks under applicable Canadian law unspecified compensatory and punitive damages, attorneys' costs and fees, and equitable relief.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable that are concentrated in the Professional and Residential business segments. The credit risk associated with these segments is limited because of the large number of customers in the company's customer base and their geographic dispersion, except for the residential segment that has significant sales to The Home Depot.

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company's hedging activities involve the primary use of forward currency contracts and cross currency swaps to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are made based on the amount of exposure to the currency involved, and an assessment of the near-term market value for each currency. The company's policy is not to allow the use of derivatives for trading or speculative purposes. The company's primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, and the Chinese Yuan against the U.S. dollar. The company also has exposure with the Romanian New Lei against the Euro and U.S. dollar as a result of its new manufacturing facility in Romania.

Cash Flow Hedges.   The company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income ("OCI"), until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.

   The company formally assesses at a hedge's inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss ("AOCL") and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income (expense), net. For the fiscal years ended October 31, 2011 and 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of October 31, 2011, the notional amount outstanding of forward contracts designated as cash flow hedges was $122,840.

Derivatives Not Designated as Hedging Instruments.   The company also enters into foreign currency contracts that include forward currency contracts and cross currency swaps to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheet. These contracts are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income (expense), net, on the consolidated statements of earnings together with the transaction gain or loss from the hedged balance sheet position.

   The following table presents the fair value of the company's derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	October 31, 2011		October 31, 2010		October 31, 2011		October 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses	$–	Prepaid expenses	$–	Accrued liabilities	$563	Accrued liabilities	$3,886
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid expenses	–	Prepaid expenses	–	Accrued liabilities	2,587	Accrued liabilities	2,626

Total Derivatives		$–		$–		$3,150		$6,512

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives designated as cash flow hedging instruments for the fiscal years ended October 31, 2011 and 2010, respectively.

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)
Fiscal years ended	October 31, 2011	October 31, 2010		October 31, 2011	October 31, 2010		October 31, 2011	October 31, 2010

Foreign exchange contracts	$4,001	$(6,177)	Net sales	$(6,254)	$(1,294)	Other income (expense), net	$(1,049)	$(55)

Foreign exchange contracts	(1,335)	976	Cost of sales	919	272

Total	$2,666	$(5,201)		$(5,335)	$(1,022)

   As of October 31, 2011, the company anticipates to reclassify approximately $169 of losses from AOCL to earnings during the next twelve months.

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings Fiscal Year Ended
	Location of Gain (Loss) Recognized in Net Earnings	October 31, 2011	October 31, 2010

Foreign exchange contracts	Other income (expense), net	$(6,867)	$1,619

   During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30,000 for two of the agreements and $40,000 for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in accumulated other comprehensive loss, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in accumulated other comprehensive loss as of October 31, 2011 and 2010 was $155 and $161, respectively.

 Fair Value

The company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The framework discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

   Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short-term maturities. Foreign currency forward exchange contracts are valued at fair market value using the market approach based on exchange rates as of the reporting date, which is the amount the company would receive or pay to terminate the contracts. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields. For accounts receivable and accounts payable, carrying amounts are a reasonable estimate of fair value given their short-term nature.

   Assets and liabilities measured at fair value on a recurring basis, as of October 31, 2011 and 2010, respectively, are summarized below:

October 31, 2011	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$80,886	$80,886	–	–

Total assets	$80,886	$80,886	–	–

Liabilities:
Foreign exchange contracts	$3,150	–	$3,150	–
Deferred compensation liabilities	4,297	–	4,297	–

Total liabilities	$7,447	–	$7,447	–

October 31, 2010	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$177,366	$177,366	–	–

Total assets	$177,366	$177,366	–	–

Liabilities:
Foreign exchange contracts	$6,512	–	$6,512	–
Deferred compensation liabilities	4,994	–	4,994	–

Total liabilities	$11,506	–	$11,506	–

   Assets and liabilities measured at fair value on a nonrecurring basis related to the company's acquisitions of Lawn Solutions and Unique Lighting, as of October 31, 2011, are summarized below:

	Fair Value	Level 1	Level 2	Level 3

Assets:
Trade name	$1,500	–	–	$1,500	[a]
Patents	700	–	–	700	[a]
Non-compete agreements	3,100	–	–	3,100	[a]
Customer list	713	–	–	713	[b]
Developed technology	11,250	–	–	11,250	[a]

Total assets	$17,263	–	–	$17,263

   Assets and liabilities measured at fair value are based on one or more valuation techniques. The valuation techniques are identified in the table above and are as follows:

  (a)
  The company used an internally developed income-based approach to value these assets. Inputs for this valuation model were based on internally developed forecasts and assumptions.

  (b)
  The company used a replacement cost model to value these assets. Inputs for this valuation model were based on internal estimates of the cost to recreate these assets.

   As of October 31, 2011, the estimated fair value of long-term debt with fixed interest rates was $248,653 compared to its carrying amount of $228,735. As of October 31, 2010, the estimated fair value of long-term debt with fixed interest rates was $227,388 compared to its carrying amount of $227,190. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

15	SUBSEQUENT EVENTS

The company evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

16	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2011 and 2010 are as follows:

Fiscal year ended October 31, 2011 Quarter	First	Second	Third	Fourth

Net sales	$383,213	$631,601	$501,045	$368,094
Gross profit	136,645	213,554	167,661	118,787
Net earnings	17,282	60,250	35,091	5,035
Basic net earnings per share[1]	0.54	1.92	1.13	0.16
Diluted net earnings per share[1]	0.53	1.88	1.11	0.16

Fiscal year ended October 31, 2010 Quarter	First	Second	Third	Fourth

Net sales	$331,358	$562,819	$458,890	$337,311
Gross profit	116,391	187,412	161,633	110,955
Net earnings	10,918	45,661	33,414	3,244
Basic net earnings per share[1]	0.32	1.35	1.03	0.10
Diluted net earnings per share[1]	0.32	1.34	1.01	0.10

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees – Audit Committee," in the company's proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC.

   During the fourth quarter of fiscal 2011, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's proxy statement for its 2011 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC.

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

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2011, 2010, and 2009.
•
Consolidated Balance Sheets as of October 31, 2011 and 2010.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2011, 2010, and 2009.
•
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended October 31, 2011, 2010, and 2009.
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

2.1 (1) Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.2 (1) Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.3 Receivable Purchase Agreement by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.4   Second Amended and Restated Repurchase Agreement, dated as of October 29, 2010, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 29, 2010, Commission File No. 1-8649).**

2.5 First Amendment to Second Amended and Restated Repurchase Agreement (Two Step), by and between The Toro Company and Red Iron Acceptance, LLC (filed herewith).

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
10.1 The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 16, 2010, Commission File No. 1-8649).*
10.2 Amendment No. 1 to The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.3 The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999, Commission File No. 1-8649).*

10.4 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.5 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.6 The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.7 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.8 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.9 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.10 The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2009, Commission File No. 1-8649).*

10.11 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.12   Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.13 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.14 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.15 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*

10.16 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2010, Commission File No. 1-8649).*
10.17 Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.18 Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.19 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.20 Restricted Stock Agreement – Judy Altmaier (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2009, Commission File No. 1-8649).*

10.21 The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*
10.22 Summary of Retirement Arrangements with Stephen P. Wolfe (incorporated by reference to Item 5.02 to Registrant's Current Report on Form 8-K dated March 30, 2011, Commission File No. 1-8649).*

10.23 Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.24 Credit Agreement dated as of July 28, 2011, among The Toro Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 28, 2011, Commission File No. 1-8649).

10.25 Underwriting Agreement, dated as of April 23, 2007, between The Toro Company and Banc of America Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.26 (1) Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.27 Asset Purchase Agreement, dated as of February 8, 2005, by and among Editland Limited, Toro Hayter (Guernsey) Limited, Hayter Limited, and The Toro Company (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated February 8, 2005, Commission File No. 1-8649).
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

101   The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed with the SEC on December 21, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2011, (ii) Consolidated Balance Sheets as of October 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2011, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2011, and (v) Notes to Consolidated Financial Statements.***

(1)
Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF # 240x). The redacted material was filed separately with the Securities and Exchange Commission.

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

(b)  Exhibits

See Item 15(a)(3) above.

(c)  Financial Statement Schedules

See Item 15(a)(2) above.

 SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2011
Allowance for doubtful accounts and notes receivable reserves	$3,904	$6	$55	$1,925	$2,040

Fiscal year ended October 31, 2010
Allowance for doubtful accounts and notes receivable reserves	4,151	666	70	983	3,904

Fiscal year ended October 31, 2009
Allowance for doubtful accounts and notes receivable reserves	2,726	1,811	—	386	4,151

1
Provision/(recovery).
2
Addition, net due to acquisitions and divestitures.
3
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2011
Accrued advertising and marketing programs	$43,095	$190,021	$185,955	$47,161

Fiscal year ended October 31, 2010
Accrued advertising and marketing programs	45,298	191,799	194,002	43,095

Fiscal year ended October 31, 2009
Accrued advertising and marketing programs	48,412	187,724	190,838	45,298

1
Provision consists of rebates, cooperative advertising, floor planning costs, commissions, and other promotional program expenses. The expense of each program is classified either as a reduction of net sales or as a component of selling, general, and administrative expense.
2
Claims paid.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY (Registrant)
By:	/s/ Renee J. Peterson Renee J. Peterson	Dated: December 21, 2011
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 21, 2011
/s/ Renee J. Peterson Renee J. Peterson	Vice President, Finance and Chief Financial Officer (principal financial officer)	December 21, 2011
/s/ Blake M. Grams Blake M. Grams	Vice President, Corporate Controller (principal accounting officer)	December 21, 2011
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 21, 2011
/s/ Janet K. Cooper Janet K. Cooper	Director	December 21, 2011
/s/ Gary L. Ellis Gary L. Ellis	Director	December 21, 2011
/s/ Jeffrey M. Ettinger Jeffrey M. Ettinger	Director	December 21, 2011
/s/ Katherine J. Harless Katherine J. Harless	Director	December 21, 2011
/s/ Robert H. Nassau Robert H. Nassau	Director	December 21, 2011
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 21, 2011
/s/ Inge G. Thulin Inge G. Thulin	Director	December 21, 2011
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 21, 2011

QuickLinks

THE TORO COMPANY FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  Introduction
  Products by Market
  Financial Information about Foreign Operations and Business Segments
  Engineering and Research
  Manufacturing and Production
  Raw Materials
  Service and Warranty
  Product Liability
  Patents and Trademarks
  Seasonality
  Effects of Weather
  Working Capital
  Distribution and Marketing
  Customers
  Backlog of Orders
  Competition
  Environmental Matters and Other Governmental Regulation
  Customer Financing
  Employees
  Available Information
  Forward-Looking Statements
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. (REMOVED AND RESERVED)
  EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  The Toro Company Common Stock Comparative Performance Graph
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  OVERVIEW
  Summary of Fiscal 2011 Results
  Destination 2014
  Outlook for Fiscal 2012
  RESULTS OF OPERATIONS
  Fiscal 2011 Compared With Fiscal 2010
  Fiscal 2010 Compared With Fiscal 2009
  PERFORMANCE BY BUSINESS SEGMENT
  Professional
  Residential
  Other
  FINANCIAL CONDITION
  Working Capital
  Capital Expenditures and Other Long-Term Assets
  Capital Structure
  Liquidity and Capital Resources
  Cash Dividends
  Cash Flow
  Credit Lines and Other Capital Resources
  Share Repurchase Plan
  Customer Financing Arrangements
  Contractual Obligations
  Market Risk
  Inflation
  Acquisitions and Divestiture
  CRITICAL ACCOUNTING POLICIES AND ESTIMATES
  New Accounting Pronouncements to be Adopted
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Management's Report on Internal Control over Financial Reporting
  Report of Independent Registered Public Accounting Firm
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
  Basis of Presentation and Consolidation
  Accounting Estimates
  Cash and Cash Equivalents
  Receivables
  Allowance for Doubtful Accounts
  Inventory Valuations
  Property and Depreciation
  Goodwill and Other Intangible Assets
  Impairment of Long-Lived Assets
  Accounts Payable
  Insurance
  Accrued Warranties
  Derivatives
  Foreign Currency Translation and Transactions
  Income Taxes
  Revenue Recognition
  Sales Promotions and Incentives
  Cost of Sales
  Selling, General, and Administrative Expense
  Cost of Financing Distributor/Dealer Inventory
  Advertising
  Stock-Based Compensation
  Statement of Stockholders' Equity and Comprehensive Income Information
  Net Earnings Per Share
  Cash Flow Presentation
  New Accounting Pronouncements Adopted
  Geographic Data
  Leases
  Customer Financing
  Purchase Commitments
  Letters of Credit
  Litigation
  Concentrations of Credit Risk
  Derivative Instruments and Hedging Activities
  Fair Value
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