Form 10-Q
period 2012-02-03
TORO CO
filed 2012-03-09
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 3, 2012

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

The number of shares of Common Stock outstanding as of February 29, 2012 was 29,930,914.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 3,	January 28,
	2012	2011
Net sales	$423,835	$383,213
Cost of sales	277,184	246,568
Gross profit	146,651	136,645
Selling, general, and administrative expense	112,630	109,444
Operating earnings	34,021	27,201
Interest expense	(4,428)	(4,116)
Other income, net	493	1,368
Earnings before income taxes	30,086	24,453
Provision for income taxes	10,163	7,171
Net earnings	$19,923	$17,282

Basic net earnings per share of common stock	$0.66	$0.54

Diluted net earnings per share of common stock	$0.65	$0.53

Weighted-average number of shares of common stock outstanding — Basic	29,993	31,858

Weighted-average number of shares of common stock outstanding — Diluted	30,473	32,443

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	February 3,	January 28,	October 31,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$71,804	$94,418	$80,886
Receivables, net	175,498	171,155	148,140
Inventories, net	272,474	239,734	223,030
Prepaid expenses and other current assets	18,796	14,365	18,303
Deferred income taxes	61,900	59,019	62,523
Total current assets	600,472	578,691	532,882

Property, plant, and equipment	662,029	602,951	654,650
Less accumulated depreciation	473,758	430,303	463,510
	188,271	172,648	191,140

Deferred income taxes	75	1,919	—
Other assets	21,305	15,961	19,075
Goodwill	92,064	91,875	92,020
Other intangible assets, net	34,820	35,617	35,546
Total assets	$937,007	$896,711	$870,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$2,078	$2,478	$1,978
Short-term debt	25,024	193	41
Accounts payable	151,836	149,702	118,036
Accrued liabilities	226,370	235,076	239,025
Total current liabilities	405,308	387,449	359,080

Long-term debt, less current portion	223,685	225,101	225,178
Deferred revenue	9,997	10,734	10,619
Deferred income taxes	1,368	—	1,368
Other long-term liabilities	7,920	7,330	7,651

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—

Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 29,898,362 shares as of February 3, 2012, 31,106,669 shares as of January 28, 2011, and 29,603,095 shares as of October 31, 2011	29,898	31,107	29,603
Retained earnings	265,022	243,540	243,990
Accumulated other comprehensive loss	(6,191)	(8,550)	(6,826)
Total stockholders’ equity	288,729	266,097	266,767
Total liabilities and stockholders’ equity	$937,007	$896,711	$870,663

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	February 3,	January 28,
	2012	2011
Cash flows from operating activities:
Net earnings	$19,923	$17,282
Adjustments to reconcile net earnings to net cash used in operating activities:
Noncash income from affiliate	(1,002)	(878)
Provision for depreciation, amortization, and impairment losses	12,960	11,291
Gain on disposal of property, plant, and equipment	(21)	(17)
Stock-based compensation expense	2,597	2,091
Increase in deferred income taxes	(486)	(1,071)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(27,888)	(28,260)
Inventories, net	(50,000)	(45,195)
Prepaid expenses and other assets	(2,118)	(3,355)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	29,723	16,860
Net cash used in operating activities	(16,312)	(31,252)

Cash flows from investing activities:
Purchases of property, plant, and equipment, net	(13,797)	(9,610)
Proceeds from asset disposals	26	62
Distributions from finance affiliate, net	13	1,858
Acquisitions, net of cash acquired	(550)	(12,060)
Net cash used in investing activities	(14,308)	(19,750)

Cash flows from financing activities:
Increase (decrease) in short-term debt, net	25,000	(776)
Repayments of long-term debt	(1,479)	(970)
Excess tax benefits from stock-based awards	5,071	1,509
Proceeds from exercise of stock options	5,208	5,118
Purchases of Toro common stock	(4,865)	(29,836)
Dividends paid on Toro common stock	(6,607)	(6,389)
Net cash provided by (used in) financing activities	22,328	(31,344)

Effect of exchange rates on cash and cash equivalents	(790)	(602)

Net decrease in cash and cash equivalents	(9,082)	(82,948)
Cash and cash equivalents as of the beginning of the fiscal period	80,886	177,366
Cash and cash equivalents as of the end of the fiscal period	$71,804	$94,418

Supplemental disclosures of cash flow information:
Long-term debt issued in connection with an acquisition	$100	$3,015

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

February 3, 2012

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Certain amounts from prior periods’ financial statements have been reclassified to conform to this period’s presentation. Since the company’s business is seasonal, operating results for the three months ended February 3, 2012 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2012. Additional factors that could cause the company’s actual results to differ materially from its expected results, including any forward-looking statements made in this report, are described in the company’s most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, earnout liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in the company’s Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2011, which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Acquisition

On December 9, 2011, during the first quarter of fiscal 2012, the company completed the acquisition, in the amount of $0.7 million, of certain assets and assumed certain liabilities for a professional product line.

This acquisition was immaterial based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2012	2011
Net earnings	$19,923	$17,282
Other comprehensive income (loss):
Cumulative translation adjustments	(1,050)	(425)
Unrealized gain on derivative instruments, net of tax	1,685	937
Comprehensive income	$20,558	$17,794

Stock-Based Compensation

Stock Option Awards

Under the company’s equity and incentive plan, stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain key employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the fair value of the options granted is fully expensed on the date of the grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time that officers, other key employees, and non-employee directors are expected to exercise their stock options, which is based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical cash dividends paid, expected future cash dividends, and expected changes in the company’s stock price.

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2012	Fiscal 2011
Expected life of option in years	6	6
Expected volatility	34.87% - 35.02%	33.34% - 33.43%
Weighted-average volatility	35.01%	33.42%
Risk-free interest rate	1.20%	1.72% - 2.36%
Expected dividend yield	1.31% - 1.40%	1.04% - 1.16%
Weighted-average dividend yield	1.32%	1.05%
Grant date weighted-average fair value	$17.09	$20.30

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest over a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving performance goals. The fair value of performance share awards granted during the first quarter of each of fiscal 2012 and 2011 was $56.47 and $60.98, respectively.

Restricted Stock Awards

Under the company’s equity and incentive plan, restricted stock awards are generally granted to certain non-officer employees. Restricted stock awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant, is recognized for these awards over the vesting period. The per share weighted average fair value of restricted stock awards granted during the first quarter of fiscal 2012 and 2011 was $56.59 and $63.42, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
	February 3,	January 28,
(Shares in thousands)	2012	2011
Basic
Weighted-average number of shares of common stock	29,981	31,848
Assumed issuance of contingent shares	12	10
Weighted-average number of shares of common stock and assumed issuance of contingent shares	29,993	31,858
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	29,993	31,858
Effect of dilutive securities	480	585
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	30,473	32,443

Options to purchase an aggregate of 341,366 and 213,915 shares of common stock outstanding as of February 3, 2012 and January 28, 2011, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

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

Inventories were as follows:

	February 3,	January 28,	October 31,
(Dollars in thousands)	2012	2011	2011
Raw materials and work in process	$101,596	$78,974	$94,176
Finished goods and service parts	231,879	216,502	189,855
Total FIFO value	333,475	295,476	284,031
Less: adjustment to LIFO value	61,001	55,742	61,001
Total	$272,474	$239,734	$223,030

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2012 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2011	$80,990	$11,030	$92,020
Translation adjustments	15	29	44
Balance as of February 3, 2012	$81,005	$11,059	$92,064

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) February 3, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$9,403	$(7,630)	$1,773
Non-compete agreements	2-10	6,295	(2,920)	3,375
Customer-related	5-13	8,191	(3,055)	5,136
Developed technology	2-10	25,831	(7,751)	18,080
Trade name	5	1,500	(325)	1,175
Other		800	(800)	—
Total amortizable		52,020	(22,481)	29,539
Non-amortizable - trade names		5,281	—	5,281
Total other intangible assets, net		$57,301	$(22,481)	$34,820

(Dollars in thousands) October 31, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$9,403	$(7,505)	$1,898
Non-compete agreements	2-10	6,250	(2,685)	3,565
Customer-related	5-13	8,189	(2,857)	5,332
Developed technology	2-10	25,236	(7,016)	18,220
Trade name	5	1,500	(250)	1,250
Other		800	(800)	—
Total amortizable		51,378	(21,113)	30,265
Non-amortizable - trade names		5,281	—	5,281
Total other intangible assets, net		$56,659	$(21,113)	$35,546

Amortization expense for intangible assets during the first quarter of fiscal 2012 was $1.4 million. Estimated amortization expense for the remainder of fiscal 2012 and succeeding fiscal years is as follows: fiscal 2012 (remainder), $4.2 million; fiscal 2013, $5.4 million; fiscal 2014, $5.1 million; fiscal 2015, $4.9 million; fiscal 2016, $4.3 million; fiscal 2017, $3.4 million; and after fiscal 2017, $2.2 million.

Investment in Joint Venture

In 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company’s products in the U.S. and to select distributors of the company’s products in Canada. The initial term of Red Iron will continue until October 31, 2014, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company’s products in Canada. In connection with the establishment of Red Iron, the company terminated its agreement with a third party financing company that previously provided floor plan financing to dealers of the company’s products in the U.S. and Canada.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of February 3, 2012 was $12.6 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.2 million as of February 3, 2012.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the three months ended February 3, 2012 and January 31, 2011 was $215.8 million and $216.1 million, respectively.

As of January 31, 2012, Red Iron’s total assets were $259.8 million and total liabilities were $231.7 million.

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

Warranty provisions, claims, changes in estimates, and additions from acquisitions for the first quarter of each of fiscal 2012 and 2011 were as follows:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2012	2011
Beginning balance	$62,730	$56,934
Warranty provisions	8,196	8,126
Warranty claims	(7,011)	(6,946)
Changes in estimates	823	2,898
Additions from acquisitions	25	250
Ending balance	$64,763	$61,262

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended February 3, 2012	Professional	Residential	Other	Total
Net sales	$283,834	$137,608	$2,393	$423,835
Intersegment gross sales	5,066	(216)	(4,850)	—
Earnings (loss) before income taxes	42,091	12,608	(24,613)	30,086
Total assets	522,726	223,583	190,698	937,007

Three months ended January 28, 2011	Professional	Residential	Other	Total
Net sales	$258,280	$123,293	$1,640	$383,213
Intersegment gross sales	6,295	854	(7,149)	—
Earnings (loss) before income taxes	37,919	11,368	(24,834)	24,453
Total assets	514,274	202,931	179,506	896,711

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2012	2011
Corporate expenses	$(19,470)	$(19,395)
Interest expense	(4,428)	(4,116)
Other	(715)	(1,323)
Total	$(24,613)	$(24,834)

Treasury Share Retirement

On November 30, 2011, the company’s Board of Directors authorized the retirement of 15 million treasury shares.

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities involve the primary use of forward currency contracts and cross currency swaps to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are made based on the amount of exposure to the currency involved, and an assessment of the near-term market value for each currency. The company’s policy is not to allow the use of derivatives for trading or speculative purposes. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, and the Chinese Yuan against the U.S. dollar. The company also has exposure with the Romanian New Lei against the Euro and U.S. dollar because of its new manufacturing facility in Romania.

Cash flow hedges. The company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income (“OCI”), until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income (expense), net. For the first quarter of fiscal 2012, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of February 3, 2012, the notional amount outstanding of forward contracts designated as cash flow hedges was $101.1 million.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	February 3, 2012		January 28, 2011		February 3, 2012		January 28, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$1,471	Prepaid expenses	$—	Accrued liabilities	$—	Accrued liabilities	$2,518

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	676	Prepaid expenses	—	Accrued liabilities	293	Accrued liabilities	1,989

Total Derivatives		$2,147		$—		$293		$4,507

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three months ended February 3, 2012 and January 28, 2011, respectively.

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)
(Dollars in thousands)	February 3,	January 28,		February 3,	January 28,		February 3,	January 28,
For the three months ended	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$1,111	$(4,260)	Net sales	$440	$(743)	Other income, net	$(78)	$(312)
Foreign exchange contracts	572	967	Cost of sales	(432)	143
Total	$1,683	$(3,293)		$8	$(600)

As of February 3, 2012, the company expects to reclassify approximately $2.4 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
	Location of Gain (Loss)	Three Months Ended
(Dollars in thousands)	Recognized in Net Earnings	February 3, 2012	January 28, 2011

Foreign exchange contracts	Other income, net	$4,348	$(1,493)

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

Assets and liabilities measured at fair value on a recurring basis, as of February 3, 2012, are summarized below:

(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$71,804	$71,804	$—	—
Foreign exchange contracts	2,147	—	2,147	—
Total Assets	$73,951	$71,804	$2,147	—
Liabilities:
Foreign exchange contracts	$293	—	$293	—
Deferred compensation liabilities	4,115	—	4,115	—
Total Liabilities	$4,408	—	$4,408	—

Contingencies

Litigation

General. The company is party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office

(“USPTO”) and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation.

Lawnmower Engine Horsepower Marketing and Sales Practices Litigation. Beginning in June 2004, various plaintiffs filed class action lawsuits in state and federal courts throughout the country against the company and other defendants alleging that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs (i) asserted statutory and common law claims, and (ii) sought an injunction, unspecified compensatory and punitive damages, treble damages, and attorneys’ fees. In December 2008, all lawsuits were transferred to the United States District Court for the Eastern District of Wisconsin (the “Court”) for coordinated or consolidated pretrial proceedings.

The company and certain other defendants entered into a settlement agreement with plaintiffs in February 2010, the Court approved the company’s settlement and certified the settlement class in August 2010, and the company’s settlement agreement became final in February 2011. The settlement class consists of all persons in the United States who, beginning January 1, 1994 and through April 12, 2010, purchased a lawnmower containing a two-stroke or four-stroke gas combustible engine up to 30 horsepower that was manufactured or sold by the company and other defendants, and the company’s settlement agreement provides for, among other things, (i) a monetary settlement, (ii) an additional warranty period for certain engines that are subject to the litigation, and (iii) injunctive relief relating to power rating labeling practices.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, agricultural micro-irrigation systems, landscaping equipment and lighting, and residential yard and snow removal products worldwide. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect they will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2012, both our net sales and net earnings grew double digits, by 10.6 percent and 15.3 percent, respectively, as compared to the first quarter of fiscal 2011. Professional segment net sales were up 9.9 percent compared to the first quarter of fiscal 2011, as shipments for most professional segment businesses increased due to higher customer demand resulting primarily from consumer optimism from improved market conditions, the successful introduction of new products, and strong demand in the Americas for our micro-irrigation products due to increased acceptance of drip irrigation technologies. Additionally, price increases and incremental sales from acquisitions also contributed to the sales growth for our professional segment. Residential segment sales increased 11.6 percent for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily from early orders of walk power mowers and zero-turn radius riding mowers as customers anticipate early spring weather, as well as higher sales of Pope products in Australia due to more favorable weather conditions. However, shipments of snow thrower products and service parts were down due to the lack of snowfall during the 2011/2012 winter season. Our net earnings growth of 15.3 percent for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 resulted primarily from higher sales volumes and leveraging of our selling, general, and administrative (SG&A) expense over higher sales volumes, which was down 200 basis points to 26.6 percent as a percentage of net sales in the first quarter of fiscal 2012 compared to 28.6 percent in the first quarter of fiscal 2011. However, our gross margin rate was down 110 basis points to 34.6 percent in the first quarter of fiscal 2012 compared to 35.7 percent in the first quarter of fiscal 2011 due mainly to unfavorable product mix. Additionally, our net earnings growth was hampered by an increase in our tax rate due to the expiration of the domestic research tax credit on December 31, 2011 compared to the reinstatement and retroactive credit last year that lowered our tax rate in the first quarter of fiscal 2011.

Our overall financial condition remains strong. Our receivables increased slightly, by 2.5 percent, as of the end of the first quarter of fiscal 2012 compared to the end of the first quarter of fiscal 2011 on a net sales increase of 10.6 percent. Our inventory levels increased by 13.7 percent as of the end of the first quarter of fiscal 2012 compared to the end of the first quarter of fiscal 2011 as we bought additional engines for production planning and pricing efficiencies ahead of anticipated demand. We also increased our first quarter cash dividend by 10 percent from $0.20 to $0.22 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2011.

Our multi-year initiative, “Destination 2014” will take us to our centennial in 2014 and into our second century. This four-year initiative is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, over the next four years we will strive to achieve $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.

Our net sales and net earnings for the first quarter of our fiscal year are typically lower than other quarters, and the results of our first quarter are not necessarily an indicator of spring season sales trends. Our focus as we enter our peak selling season is on generating customer demand for our innovative new products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economic environment, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the first quarter of fiscal 2012 were $19.9 million, or $0.65 per diluted share, compared to $17.3 million, or $0.53 per diluted share, for the first quarter of fiscal 2011, resulting in a net earnings per diluted share increase of 22.6 percent. The primary factors contributing to the net earnings improvement were higher sales volumes and leveraging fixed SG&A costs over higher sales volumes, somewhat offset by a decrease in our gross margin rate and a higher effective tax rate. In addition, our fiscal 2012 first quarter diluted net earnings per share were benefited by approximately $0.04 per share compared to the fiscal 2011 first quarter as a result of reduced shares outstanding.

The following table summarizes our results of operations as a percentage of our net sales:

	Three Months Ended
	February 3,	January 28,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	(65.4)	(64.3)
Gross margin	34.6	35.7
SG&A expense	(26.6)	(28.6)
Operating earnings	8.0	7.1
Interest expense	(1.0)	(1.1)
Other income, net	0.1	0.4
Provision for income taxes	(2.4)	(1.9)
Net earnings	4.7%	4.5%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2012 were $423.8 million compared to $383.2 million in the first quarter of fiscal 2011, an increase of 10.6 percent. Worldwide professional segment net sales were up 9.9 percent, as shipments for most professional segment businesses increased due to higher customer demand resulting from consumer optimism from improved market conditions, the successful introduction of new products, and strong demand in the Americas for our micro-irrigation products due to the increased acceptance of drip irrigation technologies. Shipments of golf and landscape contractor equipment were up due to strong demand as customers continued to replace their aged inventory and positive customer response to new products we introduced. Additionally, price increases and incremental sales from acquisitions also contributed to the sales growth for our professional segment. Residential segment sales increased 11.6 percent for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily as a result of early orders for our walk power mowers and zero-turn radius riding mowers as customers anticipate early spring weather. Sales of Pope products sold in Australia were also strong due to favorable weather conditions in the first quarter of fiscal 2012 compared to flooding conditions in Australia last year. Somewhat offsetting those sales increases for the residential segment were lower shipments of snow thrower products and service parts as a result of the lack of snowfall during the 2011/2012 winter season. A weaker U.S. dollar compared to other worldwide currencies in which we transact business accounted for approximately $2.5 million of additional net sales for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2012 decreased 110 basis points to 34.6 percent compared to 35.7 percent in the first quarter of fiscal 2011. This decrease was due mainly to a lower proportionate share of product sales that carry higher average gross margins, increased freight expense, and higher commodity prices, somewhat offset by price increases on some products.

Selling, General, and Administrative Expense

SG&A expense for the first quarter of fiscal 2012 increased $3.2 million, or 2.9 percent, compared to the same period last fiscal year. However, SG&A expense as a percentage of net sales decreased 200 basis points to 26.6 percent in the first quarter of fiscal 2012 compared to 28.6 percent in the first quarter of fiscal 2011 due primarily to leveraging SG&A costs over higher sales volumes and lower warranty expense as a result of special provisions for product modifications during the first quarter of fiscal 2011 that was not duplicated to the same extent in the first quarter of fiscal 2012.

Interest Expense

Interest expense for the first quarter of fiscal 2012 increased $0.3 million, or 7.6 percent, compared to the first quarter of fiscal 2011 due to higher average debt levels.

Other Income, Net

Other income, net for the first quarter of fiscal 2012 was $0.5 million compared to $1.4 million for the same period last fiscal year, a decrease of $0.9 million. The decrease was due primarily to higher foreign currency exchange rate losses in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2012 was up to 33.8 percent compared to 29.3 percent in the first quarter of fiscal 2011. The increase in the effective tax rate was primarily the result of the expiration of the Federal Research and Development Tax Credit on December 31, 2011, whereas our tax rate in the first quarter of fiscal 2011 was benefited by the reinstatement and retroactive credit.

BUSINESS SEGMENTS

As described previously, we operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables. Operating earnings for our Professional and Residential segments are defined as operating earnings plus other income, net. Operating loss for “Other” includes operating earnings (loss) from operations, corporate activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$283,834	$258,280	$25,554	9.9%
Residential	137,608	123,293	14,315	11.6
Other	2,393	1,640	753	45.9
Total*	$423,835	$383,213	$40,622	10.6%

* Includes international sales of:	$149,154	$138,751	$10,403	7.5%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	February 3,	January 28,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$42,091	$37,919	$4,172	11.0%
Residential	12,608	11,368	1,240	10.9
Other	(24,613)	(24,834)	221	0.9
Total	$30,086	$24,453	$5,633	23.0%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2012 were up by 9.9 percent compared to the first quarter of fiscal 2011 as shipments for all professional segment businesses increased due to higher customer demand resulting from consumer optimism from improved economic conditions, the successful introduction of new products, and strong demand in the Americas for our micro-irrigation products due to the increased acceptance of drip irrigation technologies. Shipments of golf and landscape contractor equipment were up due to strong demand as customers continued to replace aged inventory and the positive response from new products we introduced. Additionally, price increases and incremental sales from acquisitions also contributed to the sales growth for the professional segment.

Operating Earnings. Operating earnings for the professional segment were $42.1 million in the first quarter of fiscal 2012 compared to $37.9 million in the first quarter of fiscal 2011, an increase of 11.0 percent. Expressed as a percentage of net sales, professional segment operating margins slightly increased to 14.8 percent compared to 14.7 percent in the first quarter of fiscal 2011. These profit improvements were primarily attributable to higher sales volumes and lower SG&A expenses as a percentage of net sales as we leverage SG&A costs over higher sales volumes, somewhat offset by a decrease in gross margins due to the same factors discussed previously in the Gross Profit section.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2012 were up by 11.6 percent compared to the first quarter of fiscal 2011. This increase was primarily the result of early orders and shipments for our walk power mowers and zero-turn radius riding mowers as customers anticipate early spring weather and demand for these products. Sales of Pope products sold in Australia were also strong due to favorable weather conditions in the first quarter of fiscal 2012 compared to flooding conditions in Australia last year. Somewhat offsetting those sales increases for the residential segment were lower shipments of snow thrower products and service parts due to of the lack of snowfall during the 2011/2012 winter season. Field inventory levels for the residential segment were higher as of the end of the first quarter of fiscal 2012 as compared to the end of the first quarter of fiscal 2011 due to higher inventory levels of snow throwers, as well as preseason orders and shipments of spring products as customers anticipate early spring weather and demand for walk power mowers and riding products.

Operating Earnings. Operating earnings for the residential segment were $12.6 million in the first quarter of fiscal 2012 compared to $11.4 million in the first quarter of fiscal 2011, an increase of 10.9 percent. Expressed as a percentage of net sales, residential segment operating margins were unchanged at 9.2 percent for the first quarter of both fiscal 2012 and 2011. Gross margins were down for the residential segment due to the same reasons mentioned in the Gross Profit section, offset by leveraging SG&A costs over higher sales volumes and a decrease in warranty expense due to special provisions for product modifications in the first quarter of fiscal 2011 that were not duplicated in the first quarter of fiscal 2012.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales increased by $0.8 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to lower shipments to our Western-based company-owned distributorship that resulted in fewer sales to eliminate in the other segment.

Operating Losses. Operating losses for the other segment were slightly down, by $0.2 million or 0.9 percent, for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This decrease was primarily attributable to a decline in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies as a result of lower inventory levels at those distribution companies, somewhat offset by higher interest expense and an increase in foreign currency exchange rate losses.

FINANCIAL POSITION

Working Capital

In fiscal 2011, we encountered challenges as our working capital increased, mainly from higher average inventory levels as we built residential segment turf products in advance of anticipated demand. In fiscal 2012, we intend to place additional emphasis on asset utilization and limit inventory build up, with a focus on minimizing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Receivables as of the end of the first quarter of fiscal 2012 increased slightly, by 2.5 percent, compared to the end of the first quarter of fiscal 2011. Our average days sales outstanding for receivables slightly improved to 36 days based on sales for the last twelve months ended February 3, 2012, compared to 37 days for the twelve months ended January 28, 2011. Inventory increased as of the end of the first quarter of fiscal 2012 by 13.7 percent compared to the end of the first quarter of fiscal 2011 as we bought additional engines for production planning and pricing efficiencies ahead of anticipated demand. In addition, accounts payable slightly increased as of the end of our first quarter of fiscal 2012 by $2.1 million, or 1.4 percent. As a result of the combination of these increases, our average net working capital as a percentage of net sales for the twelve months ended February 3, 2012 was 15.1 percent compared to 13.5 percent for the twelve months ended January 28, 2011.

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

Our Board of Directors approved a cash dividend of $0.22 per share for the first quarter of fiscal 2012 paid on January 9, 2012, which was an increase of 10 percent over our cash dividend of $0.20 per share for the first quarter of fiscal 2011.

Cash Flow. We historically use more operating cash in the first quarter compared to other fiscal quarters due to the seasonality of our business. Cash used for operating activities for the first three months of fiscal 2012 was down $14.9 million compared to the first three months of fiscal 2011 due mainly to a higher increase in accounts payable for the first three months of fiscal 2012 compared to the first three months of fiscal 2011 and higher net earnings. Cash used for investing activities was also down by $5.4 million compared to the first quarter of fiscal 2011, due mainly to less cash utilized for acquisitions in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, somewhat offset by an increase in cash used to purchase property, plant, and equipment. Cash provided by financing activities for the first quarter of fiscal 2012 was $22.3 million compared to cash used for financing activities of $31.3 million for the first quarter of fiscal 2011. This change was due mainly to short-term borrowing under our revolving credit facility as of the end of the first quarter of fiscal 2012, whereas we did not have any short-term debt outstanding under our revolving credit facility as of the end of the first quarter of fiscal 2011, as well as lower levels of funds used to repurchase our common stock in the first three months of fiscal 2012 compared to the first three months of fiscal 2011.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $15 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of February 3, 2012, we had an aggregate of $25.0 million outstanding short-term debt under credit facilities and an aggregate of $12.3 million of outstanding letters of credit. As of February 3, 2012, we had an aggregate of $127.6 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of February 3, 2012, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of February 3, 2012, and we expect to be in compliance with all covenants during the remainder of fiscal 2012. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2012 by Standard and Poor’s Ratings Group at BBB- and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.  Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $22.6 million of receivables from us during the first quarter of fiscal 2012. As of February 3, 2012, $8.4 million of receivables financed the third party financing company, excluding Red Iron, was outstanding, and also includes outstanding receivables that were financed by third party sources before the establishment of Red Iron. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first quarter of fiscal 2012, average prices paid for commodities and components we purchase were higher compared to the average prices paid in the first quarter of fiscal 2011, which hampered our gross margin growth rate in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components to be higher for the remainder of fiscal 2012 as compared to fiscal 2011. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2011 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The

amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity’s shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. We will adopt the amendments of ASU No. 2011-04 at the beginning of our fiscal 2012 second quarter, as required. The adoption of this guidance is not expected to have a material impact on our disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU No. 2011-05 guidance amended the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. We will adopt this guidance at the beginning of our fiscal 2013 first quarter, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the changes in ASU No. 2011-05 of the requirement to present separate line items on the income statement for reclassification adjustments of items out of AOCI into net income. The effective dates for ASU No. 2011-12 are consistent with the effective dates for ASU No. 2011-05 and, similar to our expectations for the adoption of ASU No. 2011-05, we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

No other new accounting pronouncement that has been issued but not yet effective for us during the first quarter of fiscal 2012 has had or is expected to have a material impact on our consolidated financial statements.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•            Economic conditions and outlook in the United States and in other countries in which we conduct business could adversely affect our net sales and earnings, which includes but is not limited to recessionary conditions; slow or negative economic growth rates; the impact of state debt and sovereign debt defaults by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; continuation of reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; prolonged high unemployment rates; higher commodity and component costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.

•            Weather conditions may reduce demand for some of our products and adversely affect our net sales and operating results.

•            Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, fuel, resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and business.

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

•            Our residential segment net sales are dependent upon mass retailers and home centers, such as The Home Depot, Inc. as a major customer, the amount of product placement at retailers, consumer confidence and spending levels, and changing buying patterns of customers.

•            A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. For example, late in fiscal 2011, we completed the construction of our new manufacturing facility in Romania. Our international operations also require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors; including political, economic and/or social instability in the countries in which we sell products resulting in contraction or disruption of such markets; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

•            Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements, that beginning in 2012, are applicable to diesel engines in a specified horsepower range that are used in some of our products. Although we have developed plans to achieve substantial compliance with Tier 4 requirements, these plans are subject to many variables including, among others, the inability of our suppliers to provide compliant engines on a timely basis or our inability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to pass along costs we incurred related to research, development, engineering, and other costs to design Tier 4 compliant products in the form of prices increases to our customers and/or our competitors implement different strategies with respect to compliance with Tier 4 requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Additionally, if our customers’ buying patterns change to purchasing our products in advance of price increases on compliant products, we may experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods.

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

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results. In late fiscal 2011, we completed the construction of our new manufacturing facility in Romania for micro-irrigation products. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

•            We intend to grow our business in part through additional acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, all of which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships.

•            We rely on our management information systems for inventory management, distribution, and other key functions. If our information systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and operating results could be adversely affected.

•            We face intense competition in all of our product lines with numerous manufacturers, including from some competitors that have larger operations and greater financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

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

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and employee engagement goals of our multi-year employee initiative called “Destination 2014”; natural or man-made disasters or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, and an increase in insurance premiums; financial difficulties and viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, and the Chinese Yuan against the U.S. dollar. We also have exposure with the Romanian New Lei against the Euro and the U.S. dollar because of our new manufacturing facility in Romania.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2012 and 2013. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended February 3, 2012 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive (Loss) Income	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	1.0169	$52,669.3	$(560.1)	$(1,915.6)
Buy US dollar/Sell Canadian dollar	0.9713	9,574.7	394.9	14.3
Buy US dollar/Sell Euro	1.3752	88,908.9	3,396.4	1,432.5
Buy US dollar/Sell British pound	1.5820	3,796.8	—	(0.8)
Buy Euro/Sell US dollar	1.3161	6,458.3	—	54.1
Buy Mexican peso/Sell US dollar	13.0096	30,977.1	(507.0)	(186.1)
Buy Euro/Sell Romanian New Lei	4.3648	22,167.2	—	(124.3)
Buy British pound/Sell Euro	0.8301	6,965.8	—	(11.3)

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. See our most recently filed Annual Report on Form 10-K (Item 7A Quantitative and Qualitative Disclosures about Market Risk). There has been no material change in this information.

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 3, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2012 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1),(2),(3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 1, 2011 through December 2, 2011	75,665	$53.26	75,665	1,957,193

December 3, 2011 through December 30, 2011	14,328	58.05	13,792	1,943,401

December 31, 2011 through February 3, 2012	1,521	63.36	—	1,943,401

Total	91,514	$54.14	89,457

(1)

On December 1, 2010, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased an aggregate of 89,457 shares during the period indicated above under this program.

(2)

Includes 588 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s stock-based compensation plans. These 588 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)

Includes 1,469 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $63.28 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,469 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

Item 5.  OTHER INFORMATION

On March 5, 2012, Inge G. Thulin informed us of his decision to resign as a director effective March 20, 2012.  Mr. Thulin was elected as the President and Chief Executive Officer of 3M Company effective as of February 24, 2012, and the Board of Directors of 3M Company has announced that it intends to elect Mr. Thulin as Chairman effective as of May 8, 2012.  Mr. Thulin has indicated that he is resigning from our Board so that he may focus all of his time and efforts in these new roles at 3M Company and not due to any disagreements with us on any matter, including any matter relating to our operations, policies or practices.

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 3, 2012, filed with the SEC on March 9, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended February 3, 2012 and January 28, 2011, (ii) Condensed Consolidated Balance Sheets as of February 3, 2012, January 28, 2011, and October 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three-month periods ended February 3, 2012 and January 28, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.**

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: March 9, 2012	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)