Form 10-Q
period 2012-05-04
TORO CO
filed 2012-06-08
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2012

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

The number of shares of Common Stock outstanding as of May 30, 2012 was 29,479,893.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 4,	April 29,	May 4,	April 29,
	2012	2011	2012	2011
Net sales	$691,485	$631,601	$1,115,320	$1,014,813
Cost of sales	456,063	418,047	733,247	664,614
Gross profit	235,422	213,554	382,073	350,199
Selling, general, and administrative expense	128,922	120,199	241,552	229,643
Operating earnings	106,500	93,355	140,521	120,556
Interest expense	(4,165)	(4,186)	(8,593)	(8,302)
Other income, net	2,057	1,331	2,550	2,699
Earnings before income taxes	104,392	90,500	134,478	114,953
Provision for income taxes	35,574	30,250	45,737	37,421
Net earnings	$68,818	$60,250	$88,741	$77,532

Basic net earnings per share of common stock	$2.30	$1.92	$2.96	$2.45

Diluted net earnings per share of common stock	$2.26	$1.88	$2.91	$2.41

Weighted-average number of shares of common stock outstanding — Basic	29,939	31,447	29,967	31,650

Weighted-average number of shares of common stock outstanding — Diluted	30,480	32,020	30,481	32,228

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	May 4,	April 29,	October 31,
	2012	2011	2011

ASSETS
Cash and cash equivalents	$82,572	$106,862	$80,886
Receivables, net	272,819	278,491	148,140
Inventories, net	250,804	259,826	223,030
Prepaid expenses and other current assets	23,281	15,261	18,303
Deferred income taxes	62,209	59,535	62,523
Total current assets	691,685	719,975	532,882

Property, plant, and equipment	669,159	630,130	654,650
Less accumulated depreciation	484,539	449,815	463,510
	184,620	180,315	191,140

Deferred income taxes	—	2,140	—
Other assets	25,190	23,812	19,075
Goodwill	91,988	91,892	92,020
Other intangible assets, net	35,871	34,393	35,546
Total assets	$1,029,354	$1,052,527	$870,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$1,858	$2,478	$1,978
Short-term debt	7	64	41
Accounts payable	196,382	202,588	118,036
Accrued liabilities	278,491	285,896	239,025
Total current liabilities	476,738	491,026	359,080

Long-term debt, less current portion	223,701	224,897	225,178
Deferred revenue	9,347	10,673	10,619
Deferred income taxes	1,380	—	1,368
Other long-term liabilities	7,614	7,391	7,651

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 29,413,661 shares as of May 4, 2012, 30,999,154 shares as of April 29, 2011, and 29,603,095 shares as of October 31, 2011	29,414	30,999	29,603
Retained earnings	288,804	289,573	243,990
Accumulated other comprehensive loss	(7,644)	(2,032)	(6,826)
Total stockholders’ equity	310,574	318,540	266,767
Total liabilities and stockholders’ equity	$1,029,354	$1,052,527	$870,663

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	May 4,	April 29,
	2012	2011
Cash flows from operating activities:
Net earnings	$88,741	$77,532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Noncash income from affiliates	(2,802)	(2,239)
Provision for depreciation, amortization, and impairment losses	25,664	22,880
Stock-based compensation expense	5,031	3,975
Increase in deferred income taxes	(396)	(882)
Other	(121)	(11)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(126,215)	(131,433)
Inventories, net	(21,270)	(61,490)
Prepaid expenses and other assets	(5,066)	(4,012)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	125,929	113,611
Net cash provided by operating activities	89,495	17,931

Cash flows from investing activities:
Purchases of property, plant, and equipment, net	(21,905)	(25,925)
Proceeds from asset disposals	96	95
Distributions from finance affiliate, net	(3,559)	(4,563)
Acquisitions, net of cash acquired	(9,663)	(12,060)
Net cash used in investing activities	(35,031)	(42,453)

Cash flows from financing activities:
Decrease in short-term debt, net	(922)	(776)
Repayments of long-term debt	(1,670)	(1,162)
Excess tax benefits from stock-based awards	6,879	2,339
Proceeds from exercise of stock options	13,268	11,248
Purchases of Toro common stock	(56,067)	(46,712)
Dividends paid on Toro common stock	(13,228)	(12,682)
Net cash used in financing activities	(51,740)	(47,745)

Effect of exchange rates on cash and cash equivalents	(1,038)	1,763

Net increase (decrease) in cash and cash equivalents	1,686	(70,504)
Cash and cash equivalents as of the beginning of the fiscal period	80,886	177,366
Cash and cash equivalents as of the end of the fiscal period	$82,572	$106,862
Supplemental disclosures of cash flow information:
Long-term debt issued in connection with acquisitions	$100	$3,015

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

May 4, 2012

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Certain amounts from prior periods’ financial statements have been reclassified to conform to this period’s presentation. Since the company’s business is seasonal, operating results for the six months ended May 4, 2012 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2012. Additional factors that could cause the company’s actual results to differ materially from its expected results, including any forward-looking statements made in this report, are described in the company’s most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.

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

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, inventory valuation, warranty reserves, earnout liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, and useful lives for tangible and intangible assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. A number of these factors are discussed in the company’s Annual Report on Form 10-K (Item 1A. Risk Factors) for the fiscal year ended October 31, 2011, which may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

New Accounting Pronouncement Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure regarding fair value between U.S. GAAP and International Financial Reporting Standards. Specifically, the amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity’s shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The company adopted the amendments of ASU No.

2011-04 at the beginning of its fiscal 2012 second quarter, as required. The adoption of this guidance did not have an impact on the company’s consolidated financial statements.

Acquisitions

On December 9, 2011, during the first quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. On February 10, 2012, during the second quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the underground utilities market. On April 25, 2012, also during the second quarter of fiscal 2012, the company completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and light construction market. The aggregate purchase price of these acquisitions was $11.1 million and accounted for as business combinations.

These acquisitions were immaterial individually and, in the aggregate, based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	May 4,	April 29,	May 4,	April 29,
(Dollars in thousands)	2012	2011	2012	2011
Net earnings	$68,818	$60,250	$88,741	$77,532
Other comprehensive income (loss):
Cumulative translation adjustments	(705)	7,382	(1,755)	6,957
Pension liability adjustment, net of tax	—	(257)	—	(257)
Unrealized (loss) gain on derivative instruments, net of tax	(748)	(607)	937	330
Comprehensive income	$67,365	$66,768	$87,923	$84,562

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time in which officers, other key employees, and non-employee directors are expected to exercise their stock options, which is primarily based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical cash dividends paid, expected future cash dividends, and expected changes in the company’s stock price.

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2012	Fiscal 2011
Expected life of option in years	6	6
Expected volatility	34.87% - 35.02%	33.34% - 33.43%
Weighted-average volatility	35.01%	33.42%
Risk-free interest rate	1.20%	1.72% - 2.36%
Expected dividend yield	1.31% - 1.40%	1.04% - 1.16%
Weighted-average dividend yield	1.32%	1.05%
Grant date per share weighted-average fair value	$17.10	$20.30

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving performance goals. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2012 and 2011 was $56.47 and $60.98, respectively. No performance share awards were granted during the second quarter of fiscal 2012 or 2011.

Restricted Stock Awards

Under the company’s equity and incentive plan, restricted stock awards are generally granted to certain non-officer employees. Restricted stock awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock award, is recognized for these awards over the vesting period. The per share weighted- average fair value of restricted stock awards granted during the first six months of fiscal 2012 and 2011 was $61.41 and $63.42, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	May 4,	April 29,	May 4,	April 29,
(Shares in thousands)	2012	2011	2012	2011
Basic
Weighted-average number of shares of common stock	29,939	31,447	29,960	31,645
Assumed issuance of contingent shares	—	—	7	5
Weighted-average number of shares of common stock and assumed issuance of contingent shares	29,939	31,447	29,967	31,650
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	29,939	31,447	29,967	31,650
Effect of dilutive securities	541	573	514	578
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	30,480	32,020	30,481	32,228

Options to purchase an aggregate of 142,834 and 222,360 shares of common stock outstanding during the second quarter of fiscal 2012 and 2011, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 234,621 and 177,641 shares of common stock outstanding during the year-to-date periods through the second quarter of fiscal 2012 and 2011, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

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

Inventories were as follows:

	May 4,	April 29,	October 31,
(Dollars in thousands)	2012	2011	2011
Raw materials and work in process	$100,167	$75,964	$94,176
Finished goods and service parts	211,638	239,604	189,855
Total FIFO value	311,805	315,568	284,031
Less: adjustment to LIFO value	61,001	55,742	61,001
Total	$250,804	$259,826	$223,030

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2012 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2011	$80,990	$11,030	$92,020
Translation adjustments	(9)	(23)	(32)
Balance as of May 4, 2012	$80,981	$11,007	$91,988

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands)	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
May 4, 2012
Patents	1.5-13	$9,593	$(7,760)	$1,833
Non-compete agreements	1.5-10	6,304	(3,177)	3,127
Customer-related	1.5-13	8,317	(3,292)	5,025
Developed technology	1.5-10	28,021	(8,529)	19,492
Trade names	1.5-5	1,515	(402)	1,113
Other		800	(800)	—
Total amortizable		54,550	(23,960)	30,590
Non-amortizable - trade names		5,281	—	5,281
Total other intangible assets, net		$59,831	$(23,960)	$35,871

October 31, 2011
Patents	5-13	$9,403	$(7,505)	$1,898
Non-compete agreements	2-10	6,250	(2,685)	3,565
Customer-related	5-13	8,189	(2,857)	5,332
Developed technology	2-10	25,236	(7,016)	18,220
Trade name	5	1,500	(250)	1,250
Other		800	(800)	—
Total amortizable		51,378	(21,113)	30,265
Non-amortizable - trade names		5,281	—	5,281
Total other intangible assets, net		$56,659	$(21,113)	$35,546

Amortization expense for intangible assets during the first six months of fiscal 2012 was $2.9 million. Estimated amortization expense for the remainder of fiscal 2012 and succeeding fiscal years is as follows: fiscal 2012 (remainder), $3.0 million; fiscal 2013, $5.8 million; fiscal 2014, $5.4 million; fiscal 2015, $5.2 million; fiscal 2016, $4.7 million; fiscal 2017, $3.7 million; and after fiscal 2017, $2.8 million.

Investment in Joint Venture

In 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company’s products in the U.S. and to select distributors of the company’s products in Canada. As described in Part II, Item 5 of this Quarterly Report on Form 10-Q, on June 6, 2012, the company and TCFIF entered into amendments to certain of the agreements pertaining to Red Iron, among other things, to extend the initial term of Red Iron until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company’s products in Canada. In connection with the establishment of Red Iron, the company terminated its agreement with a third party financing company that previously provided floor plan financing to dealers of the company’s products in the U.S. and Canada.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 4, 2012 was $18.0 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.2 million as of May 4, 2012.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the six months ended April 30, 2012 and April 29, 2011 was $615.2 million and $593.3 million, respectively.

As of April 30, 2012, Red Iron’s total assets were $352.0 million and total liabilities were $312.0 million.

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

Warranty provisions, claims, changes in estimates, and additions from acquisitions for the first six months of fiscal 2012 and 2011 were as follows:

	Six Months Ended
	May 4,	April 29,
(Dollars in thousands)	2012	2011
Beginning balance	$62,730	$56,934
Warranty provisions	22,263	22,253
Warranty claims	(13,573)	(11,709)
Changes in estimates	1,461	1,541
Additions from acquisitions	200	250
Ending balance	$73,081	$69,269

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 4, 2012	Professional	Residential	Other	Total
Net sales	$455,945	$231,897	$3,643	$691,485
Intersegment gross sales	14,056	128	(14,184)	—
Earnings (loss) before income taxes	98,701	28,518	(22,827)	104,392

Three months ended April 29, 2011	Professional	Residential	Other	Total
Net sales	$418,284	$209,632	$3,685	$631,601
Intersegment gross sales	13,272	1,310	(14,582)	—
Earnings (loss) before income taxes	85,606	26,539	(21,645)	90,500

Six months ended May 4, 2012	Professional	Residential	Other	Total
Net sales	$739,779	$369,505	$6,036	$1,115,320
Intersegment gross sales	19,122	(88)	(19,034)	—
Earnings (loss) before income taxes	140,792	41,126	(47,440)	134,478
Total assets	598,357	239,385	191,612	1,029,354

Six months ended April 29, 2011	Professional	Residential	Other	Total
Net sales	$676,564	$332,925	$5,324	$1,014,813
Intersegment gross sales	19,567	2,164	(21,731)	—
Earnings (loss) before income taxes	123,525	37,907	(46,479)	114,953
Total assets	570,462	248,099	233,966	1,052,527

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Six Months Ended
	May 4,	April 29,	May 4,	April 29,
(Dollars in thousands)	2012	2011	2012	2011
Corporate expenses	$(21,721)	$(18,367)	$(41,191)	$(37,788)
Interest expense, net	(4,165)	(4,186)	(8,593)	(8,302)
Other	3,059	908	2,344	(389)
Total	$(22,827)	$(21,645)	$(47,440)	$(46,479)

Treasury Share Retirement

On November 30, 2011, the company’s Board of Directors authorized the retirement of 15 million treasury shares.

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities primarily involve the use of forward currency contracts and cross currency swaps that are intended to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company also has made an accounting policy election to use the portfolio exception permitted in ASU No. 2011-04 with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, the Romanian New Lei against the U.S. dollar, as well as the Romanian New Lei against the Euro.

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net.  For the second quarter of fiscal 2012, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of May 4, 2012, the notional amount outstanding of forward contracts designated as cash flow hedges was $56.5 million.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	May 4, 2012		April 29, 2011		May 4, 2012		April 29, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	$759	Prepaid expenses	$—	Accrued liabilities	$—	Accrued liabilities	$3,151

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Prepaid expenses	1,318	Prepaid expenses	—	Accrued liabilities	339	Accrued liabilities	4,803

Total Derivatives		$2,077		$—		$339		$7,954

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and six months ended May 4, 2012 and April 29, 2011, respectively.

							Gain (Loss)
							Recognized in Income
	Gain (Loss)			Gain (Loss)		Location of Gain (Loss)	on Derivatives
	Recognized in OCI on		Location of Gain	Reclassified from		Recognized in Income	(Ineffective Portion and
	Derivatives		(Loss) Reclassified	AOCL into Income		on Derivatives	Excluded from
	(Effective Portion)		from AOCL	(Effective Portion)		(Ineffective Portion	Effectiveness Testing)
(Dollars in thousands)	May 4,	April 29,	into Income	May 4,	April 29,	and excluded from	May 4,	April 29,
For the three months ended	2012	2011	(Effective Portion)	2012	2011	Effectiveness Testing)	2012	2011
Foreign exchange contracts	$(870)	$(2,859)	Net sales	$1,265	$(1,847)	Other income, net	$281	$(46)
Foreign exchange contracts	120	261	Cost of sales	(214)	231
Total	$(750)	$(2,598)		$1,051	$(1,616)

	May 4,	April 29,		May 4,	April 29,		May 4,	April 29,
For the six months ended	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$241	$(7,119)	Net sales	$1,705	$(2,590)	Other income, net	$203	$(358)
Foreign exchange contracts	692	1,228	Cost of sales	(646)	374
Total	$933	$(5,891)		$1,059	$(2,216)

As of May 4, 2012, the company expects to reclassify approximately $1.5 million of gains from AOCL to earnings during the next 12 months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	May 4,	April 29,	May 4,	April 29,
(Dollars in thousands)	Recognized in Net Earnings	2012	2011	2012	2011

Foreign exchange contracts	Other income, net	$158	$(8,016)	$4,506	$(9,509)

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

Assets and liabilities measured at fair value on a recurring basis, as of May 4, 2012, April 29, 2011, and October 31, 2011 are summarized below:

(Dollars in thousands)
May 4, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$82,572	$82,572	$—	—
Foreign exchange contracts	2,077	—	2,077	—
Total Assets	$84,649	$82,572	$2,077	—
Liabilities:
Foreign exchange contracts	$339	—	$339	—
Deferred compensation liabilities	3,928	—	3,928	—
Total Liabilities	$4,267	—	$4,267	—

April 29, 2011	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$106,862	$106,862	—	—
Total Assets	$106,862	$106,862	—	—
Liabilities:
Foreign exchange contracts	$7,954	—	$7,954	—
Deferred compensation liabilities	4,654	—	4,654	—
Total Liabilities	$12,608	—	$12,608	—

October 31, 2011	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,886	$80,886	—	—
Total Assets	$80,886	$80,886	—	—
Liabilities:
Foreign exchange contracts	$3,150	—	$3,150	—
Deferred compensation liabilities	4,297	—	4,297	—
Total Liabilities	$7,447	—	$7,447	—

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, agricultural micro-irrigation systems, landscaping equipment and lighting, underground utility equipment, concrete and hardscape equipment, and residential yard and snow removal products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2012 were positive with a net sales growth rate of 9.5 percent and a net earnings growth rate of 14.2 percent, each as compared to the second quarter of fiscal 2011. Year-to-date net earnings increased 14.5 percent in fiscal 2012 compared to the same period in the prior fiscal year on a year-to-date net sales growth rate of 9.9 percent. Sales for most professional segment businesses increased due to strong demand for domestic golf equipment as customers replaced aging equipment, favorable early spring weather that accelerated shipments and demand for landscape contractor equipment, the successful introduction of new products, higher demand resulting from improved domestic economic conditions in our markets, and price increases on some products. Worldwide sales for our micro-irrigation products also increased due to continued acceptance of drip irrigation solutions for agricultural markets. Additionally, for the first six months of fiscal 2012, $7.5 million of incremental net sales from acquisitions completed during the past twelve months also contributed to the sales growth for our professional segment. During the second quarter of fiscal 2012, we completed the acquisitions of two professional product lines that increase our product offering and presence in the rental and light construction markets. Residential segment sales also were up primarily from favorable early spring weather conditions that drove strong demand for walk power mowers and riders, positive customer response to newly introduced products, and higher sales of Pope products in Australia due to more favorable weather conditions. However, shipments of snow thrower products and service parts were down, mainly for the year-to-date comparison, due to reduced demand resulting from the lack of snowfall during the 2011/2012 winter season. International net sales decreased slightly for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily from a slowdown in shipments of golf and grounds equipment in Europe. Our net earnings growth of 14.2 percent and 14.5 percent in the second quarter and year-to-date periods of fiscal 2012, respectively, compared to the same periods in fiscal 2011, resulted primarily from higher sales volumes and leveraging of our selling, general, and administrative (SG&A) expense over higher sales volumes. Our gross margin rate increased 20 basis points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. However, for the year-to-date period of fiscal 2012, our gross margin rate decreased 20 basis points compared to the same period in the prior fiscal year. Additionally, our net earnings growth was hampered by an increase in our tax rate due to the expiration of the domestic research tax credit on December 31, 2011.

We continued to focus on asset management and our financial condition remained strong. Our receivables decreased slightly, by 2.0 percent, as of the end of the second quarter of fiscal 2012 compared to the end of the second quarter of fiscal 2011 on a sales increase of nearly 10 percent. Our inventory levels also declined by 3.5 percent as of the end of the second quarter of fiscal 2012 compared to the end of the second quarter of fiscal 2011. Our second quarter cash dividend increased by 10 percent from $0.20 to $0.22 per share compared to the quarterly cash dividend paid in the second quarter of fiscal 2011.

Our multi-year initiative, “Destination 2014” will take us to our centennial in 2014 and into our second century. This four-year initiative is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we will strive to achieve a minimum of $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the prior twelve-month period.

Our first half of fiscal 2012 financial results were solid, and we are optimistic that our results for the full fiscal year of 2012 will end positively. Our continued focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economic environment, particularly Europe, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2012 were $68.8 million, or $2.26 per diluted share, compared to $60.3 million, or $1.88 per diluted share, for the second quarter of fiscal 2011, resulting in a net earnings per diluted share increase of 20.2 percent. Year-to-date net earnings in fiscal 2012 were $88.7 million, or $2.91 per diluted share, compared to $77.5 million, or $2.41 per diluted share, in the last fiscal year, resulting in a net earnings per diluted share increase of 20.7 percent. The primary factors contributing to our earnings improvements were higher sales volumes and the leveraging of fixed SG&A costs over higher sales volumes, somewhat offset by a higher effective tax rate. In addition, second quarter and year-to-date fiscal 2012 net earnings per diluted share were benefited by approximately $0.11 per share and $0.16 per share, respectively, compared to the same periods in fiscal 2011, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 4, 2012	April 29, 2011	May 4, 2012	April 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.0)	(66.2)	(65.7)	(65.5)
Gross margin	34.0	33.8	34.3	34.5
SG&A expense	(18.6)	(19.0)	(21.7)	(22.6)
Operating earnings	15.4	14.8	12.6	11.9
Interest expense	(0.6)	(0.7)	(0.7)	(0.8)
Other income, net	0.3	0.2	0.2	0.2
Provision for income taxes	(5.1)	(4.8)	(4.1)	(3.7)
Net earnings	10.0%	9.5%	8.0%	7.6%

Net Sales

Worldwide consolidated net sales for the second quarter and year-to-date periods of fiscal 2012 were up 9.5 percent and 9.9 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were up 9.0 percent and 9.3 percent for the second quarter and year-to-date periods of fiscal 2012, respectively, compared to the same periods in the prior fiscal year. Sales for most professional segment businesses increased due to strong demand for domestic golf equipment as customers replaced aging equipment, favorable early spring weather that accelerated shipments and demand for landscape contractor equipment, the successful introduction of new products, higher demand resulting from improved domestic economic conditions in our markets, and price increases on some products. However, shipments of golf and grounds equipment in Europe were down due to economic uncertainty in some European countries. Worldwide sales for our micro-irrigation products increased due to continued acceptance of drip irrigation solutions for agricultural markets. Additionally, for the first six months of fiscal 2012, $7.5 million of incremental net sales from acquisitions completed during the past twelve months also contributed to the sales growth for our professional segment. Residential segment net sales were up 10.6 percent and 11.0 percent for the second quarter and year-to-date periods of fiscal 2012, respectively, compared to the same periods in the prior fiscal year. Favorable early spring weather drove strong demand for walk power mowers and riders, and positive customer response to new products we introduced also increased net sales for our residential segment. Sales of Pope products in Australia were also up due to more favorable weather conditions in fiscal 2012 compared to fiscal 2011. However, shipments of snow thrower products and service parts were down, mainly for the year-to-date comparison, due to reduced demand resulting from the lack of snowfall during the 2011/2012 winter season. International net sales for the second quarter of fiscal 2012 were slightly down by 2.2 percent compared to the second quarter of fiscal 2011; however, for the year-to-date period of fiscal 2012, international net sales slightly increased by 1.8 percent from the same period in the prior fiscal year. A weaker U.S. dollar compared to other currencies in which we transact business accounted for approximately $2.3 million and $4.8 million of additional net sales for the second quarter and year-to-date periods of fiscal 2012, respectively. Field inventory levels were up as of the end of the second quarter of fiscal 2012 compared to the same period in the prior fiscal year due to increased orders from strong preseason demand as a result of early spring weather conditions, and higher field inventory levels of snow throwers as a result of decreased demand due to the lack of snowfall during the 2011/2012 winter season.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2012 increased 20 basis points to 34.0 percent compared to 33.8 percent in the second quarter of fiscal 2011. This improvement was due mainly to manufacturing efficiencies from increased production and demand for our products, price increases on some products, somewhat offset by higher commodity costs. Gross profit as a percent of net sales for the year-to-date period of fiscal 2012 decreased 20 basis points to 34.3 percent compared to 34.5 percent for the year-to-date period of fiscal 2011. This decline mainly was due to a lower proportionate share of product sales that carry higher average gross margins and higher commodity prices, somewhat offset by price increases on some products and manufacturing efficiencies from increased production and demand for our products.

Selling, General, and Administrative Expense

SG&A expense increased $8.7 million, or 7.3 percent, for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 and increased $11.9 million, or 5.2 percent, for the year-to-date period of fiscal 2012 compared to the year-to-date period of fiscal 2011. As a percentage of net sales, SG&A expense decreased 40 basis points and 90 basis points for the second quarter and year-to-date periods of fiscal 2012, respectively, compared to the same periods in the prior fiscal year. Those decreases were primarily attributable to the leveraging of SG&A costs over higher sales volumes.

Interest Expense

Interest expense for the second quarter of fiscal 2012 decreased slightly, by 0.5 percent, compared to the second quarter of fiscal 2011. For the year-to-date period of fiscal 2012, interest expense increased 3.5 percent compared to the same period in the prior fiscal year as a result of higher average debt levels.

Other Income, Net

Other income, net for the second quarter of fiscal 2012 increased $0.7 million compared to the second quarter of fiscal 2011 due primarily to an increase in income from our equity investment. Other income, net for the year-to-date period of fiscal 2012 decreased slightly by $0.1 million compared to the same period in the prior fiscal year.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2012 was 34.1 percent compared to 33.4 percent for the second quarter of fiscal 2011. The effective tax rate for the year-to-date periods of fiscal 2012 and 2011 was 34.0 percent and 32.6 percent, respectively. The increases in the effective tax rates were primarily the result of the expiration of the Federal Research and Development Tax Credit on December 31, 2011, whereas our tax rate in the first quarter of fiscal 2011 was benefited by the reinstatement and retroactive credit.

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

The following table summarizes net sales by segment:

	Three Months Ended
	May 4,	April 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$455,945	$418,284	$37,661	9.0%
Residential	231,897	209,632	22,265	10.6
Other	3,643	3,685	(42)	(1.1)
Total*	$691,485	$631,601	$59,884	9.5%

* Includes international sales of:	$197,516	$201,896	$(4,380)	(2.2)%

	Six Months Ended
	May 4,	April 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$739,779	$676,564	$63,215	9.3%
Residential	369,505	332,925	36,580	11.0
Other	6,036	5,324	712	13.4
Total*	$1,115,320	$1,014,813	$100,507	9.9%

* Includes international sales of:	$346,670	$340,647	$6,023	1.8%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	May 4,	April 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$98,701	$85,606	$13,095	15.3%
Residential	28,518	26,539	1,979	7.5
Other	(22,827)	(21,645)	(1,182)	(5.5)
Total	$104,392	$90,500	$13,892	15.4%

	Six Months Ended
	May 4,	April 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$140,792	$123,525	$17,267	14.0%
Residential	41,126	37,907	3,219	8.5
Other	(47,440)	(46,479)	(961)	(2.1)
Total	$134,478	$114,953	$19,525	17.0%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date periods of fiscal 2012 increased 9.0 percent and 9.3 percent, respectively, compared to the same periods in the prior fiscal year. Sales for most professional segment businesses increased due to strong demand for domestic golf equipment as customers replaced aging equipment, favorable early spring weather that accelerated shipments and demand for landscape contractor equipment, the successful introduction of new products, higher demand resulting from improved domestic economic conditions in our markets, and price increases on some products. However, shipments of golf and grounds equipment in Europe were down due to economic uncertainty in some European countries. Worldwide sales for our micro-irrigation products increased due to continued acceptance of drip irrigation solutions for agricultural markets. Additionally, for the first six months of fiscal 2012, $7.5 million of incremental net sales from acquisitions completed during the past twelve months also contributed to the sales growth for our professional segment.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date periods of fiscal 2012 increased 15.3 percent and 14.0 percent, respectively, compared to the same periods in the last fiscal year. Expressed as a percentage of net sales, professional segment operating margin increased to 21.6 percent compared to 20.5 percent in the second quarter of fiscal 2011, and fiscal 2012 year-to-date professional segment operating margin also increased to 19.0 percent compared to 18.3 percent compared to the same period in the last fiscal year. These profit improvements were attributable to higher sales volumes, an increase in gross margins primarily from manufacturing efficiencies from increased production and demand, and lower SG&A expenses as a percentage of net sales due to the leveraging of fixed SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date periods of fiscal 2012 increased 10.6 percent and 11.0 percent, respectively, compared to the same periods in the prior fiscal year. Favorable early spring weather drove strong demand for walk power mowers and riders, as well as positive customer response to new products we introduced also contributed to the net sales increase for our residential segment. Sales of Pope products in Australia also were up due to more favorable weather conditions in fiscal 2012 compared to fiscal 2011. However, shipments of snow thrower products and service parts were down, mainly for the year-to-date comparison, due to decreased demand resulting from the lack of snowfall during the 2011/2012 winter season. As a result of the aforementioned lack of snowfall during the 2011/2012 winter season, coupled with higher snow thrower field inventory levels, anticipated lower demand is expected to result in an adverse effect on our shipments of snow thrower products for the second half of fiscal 2012.

Operating Earnings. Operating earnings for the residential segment in the second quarter and year-to-date periods of fiscal 2012 increased 7.5 percent and 8.5 percent, respectively, compared to the same periods in the prior fiscal year due to higher sales volumes. However, expressed as a percentage of net sales, residential segment operating margin decreased to 12.3 percent in the second quarter of fiscal 2012 compared to 12.7 percent in the second quarter of fiscal 2011, and fiscal 2012 year-to-date residential segment operating margin also decreased to 11.1 percent compared to 11.4 percent compared to the same period in the last fiscal year. These decreases in operating margins were primarily attributable to lower gross margins due to higher commodity prices and a lower proportionate share of product sales that carry higher average gross margins, somewhat offset by lower SG&A expenses as a percentage of net sales due to the leveraging of fixed SG&A costs over higher sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the second quarter of fiscal 2012 decreased slightly, by 1.1 percent, compared to the second quarter of fiscal 2011. For the year-to-date period of fiscal 2012, the other segment net sales increased $0.7 million, or 13.4 percent, compared to the same period in the prior fiscal year due to favorable early spring weather that drove strong demand for products at our company-owned Midwestern distribution company.

Operating Losses. Operating losses for the other segment increased for the second quarter and year-to-date periods of fiscal 2012 by $1.2 million, or 5.5 percent, and $1.0 million, or 2.1 percent, respectively, compared to the same periods in the prior fiscal year. These loss increases were due primarily to an increase in self-insured health insurance expense and higher currency exchange rate losses, somewhat offset by an increase in income from our equity investment.

FINANCIAL POSITION

Working Capital

In fiscal 2012, we have placed and intend to continue to place additional emphasis on asset utilization and limiting inventory build up, with a focus on minimizing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users.

Receivables as of the end of the second quarter of fiscal 2012 decreased by 2.0 percent compared to the end of the second quarter of fiscal 2011 due mainly to strong cash collections the last week of our quarter primarily due to the change in timing of our second quarter end date in fiscal 2012, which was five days later then the end of the second quarter in fiscal 2011. Our average days sales outstanding for receivables improved to 34.5 days based on sales for the twelve months ended May 4, 2012, compared to 36.3 days for the twelve months ended April 29, 2011. Inventory levels as of the end of the second quarter of fiscal 2012 also decreased by 3.5 percent compared to the end of the second quarter of fiscal 2011. Last fiscal year we prebuilt inventory, mainly residential turf products, in anticipation of then expected higher demand for our products that did not occur as planned, whereas this fiscal year we experienced strong preseason demand as a result of favorable early spring weather conditions. In addition, accounts payable decreased as of the end of our second quarter of fiscal 2012 by $6.2 million, or 3.1 percent, driven by lower levels of inventory. Our average net working capital as a percentage of net sales for the twelve months ended May 4, 2012 increased to 14.9 percent compared to 13.6 percent for the twelve months ended April 29, 2011. This increase was due mainly to higher average inventory levels for the twelve-month period ended May 4, 2012 as compared to the twelve-month period ended April 29, 2011. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and upgrading of existing facilities, as well as for financing of receivables from customers that are not financed with Red Iron. We believe that our anticipated cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Our Board of Directors approved a cash dividend of $0.22 per share for the second quarter of fiscal 2012 paid on April 16, 2012, which was an increase of 10 percent over our cash dividend of $0.20 per share for the second quarter of fiscal 2011. Our Board of Directors also declared a two-for-one split of our common stock, which will be effected in the form of a 100 percent stock dividend, and will be distributed June 29, 2012 to shareholders of record as of June 15, 2012.

Cash Flow. We historically use more operating cash in the first half of the fiscal year than the second half of our fiscal year due to the seasonality of our business. Cash provided by operating activities for the first six months of fiscal 2012 increased $71.6 million compared to the first six months of fiscal 2011, mainly as a result of lower inventory levels and a higher increase in accounts payable and accrued liabilities for the first half of fiscal 2012 as compared to the first half of fiscal 2011, as well as higher net earnings. Cash used for investing activities was down by $7.4 million compared to the first six months of fiscal 2011, due mainly to lower levels of cash used for purchases of property, plant and equipment and cash utilized for acquisitions in the first half of fiscal 2012 compared to the first half of fiscal 2011. Cash used for financing activities for the first six months of fiscal 2012 was up by $4.0 million due to higher amounts of funds used to repurchase our common stock during the first half of fiscal 2012 compared to the first half of fiscal 2011.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $6.3 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of May 4, 2012, we had no outstanding short-term debt under our credit facilities and an aggregate of $9.4 million of outstanding letters of credit. As of May 4, 2012, we had an aggregate of $146.8 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of May 4, 2012, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of May 4, 2012, and we expect to be in compliance with all covenants during the remainder of fiscal 2012. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2012 by Moody’s Investors Service at Baa3. On April 30, 2012, Standard and Poor’s Ratings Group raised our credit and senior unsecured debt rating from BBB- to BBB.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.  Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $12.9 million of receivables from us during the first six months of fiscal 2012. As of May 4, 2012, $8.0 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding, and also includes outstanding receivables that were financed by third party sources before the establishment of Red Iron. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2012, average prices paid for commodities and components we purchase were higher compared to the average prices paid for commodities and components in the first six months of fiscal 2011, which hampered our gross margin rate in the first half of fiscal 2012 compared to the first half of fiscal 2011. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components to be higher for the remainder of fiscal 2012 as compared to fiscal 2011. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. We will adopt this guidance in our first quarter of fiscal year 2014, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

No other new accounting pronouncement that has been issued but not yet effective for us during the second quarter of fiscal 2012 has had, or is expected to have, a material impact on our consolidated financial statements.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•            Economic conditions and outlook in the United States and in other countries in which we conduct business could adversely affect our net sales and earnings, which include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of state debt and sovereign debt defaults by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; prolonged high unemployment rates; higher commodity and component costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.

•            Weather conditions may reduce demand for some of our products and adversely affect our net sales and operating results, or affect the timing of demand for some of our products and may adversely affect net sales and operating results in subsequent periods.

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

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new facilities, including our new distribution facility near Des Moines, Iowa, and/or move production between manufacturing facilities could adversely affect our business and operating results. In late fiscal 2011, we completed the construction of our new manufacturing facility in Romania for micro-irrigation products. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, the Romanian New Lei against the U.S. dollar, as well as the Romanian New Lei against the Euro.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2012 and 2013. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended May 4, 2012 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	1.0064	$35,507.2	$103.3	$(1,599.1)
Buy US dollar/Sell Canadian dollar	0.9700	5,051.5	169.0	143.6
Buy US dollar/Sell Euro	1.3707	60,995.9	1,578.2	3,209.8
Buy US dollar/Sell British pound	1.6188	5,827.5	—	(4.2)
Buy Euro/Sell US dollar	1.3158	6,460.0	—	118.8
Buy Mexican peso/Sell US dollar	13.1153	25,390.2	(316.8)	(348.3)
Buy Euro/Sell Romanian New Lei	4.4281	22,206.0	—	(325.8)
Buy British pound/Sell Euro	0.8121	9,078.8	—	2.8

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended May 4, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2012 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

February 4, 2012 through March 2, 2012	25,702	$67.00	25,702	1,917,699

March 3, 2012 through March 30, 2012	137,304	69.91	137,304	1,780,395

March 31, 2012 through May 4, 2012	564,204	70.75	563,700	1,216,695

Total	727,210	$70.46	726,706

(1)         On December 1, 2010, the company’s Board of Directors authorized the repurchase of 3,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased an aggregate of 726,706 shares during the period indicated above under this program.

(2)         Includes five shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s equity and incentive plan. These five shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 499 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $71.13 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 499 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

Item 5.  OTHER INFORMATION

On June 6, 2012, we (and/or one or more of our wholly owned subsidiaries), TCFIF (and/or one or more of its wholly owned subsidiaries) and Red Iron entered into amendments to certain of the agreements pertaining to our Red Iron joint venture, including:  (i) a First Amendment to Agreement to Form Joint Venture between us and TCFIF; (ii) a Second Amendment to Limited Liability Company Agreement of Red Iron between Red Iron Holding Corporation, a Delaware corporation and our wholly-owned subsidiary, and TCFIF Joint Venture I, LLC, a Minnesota limited liability company and wholly owned subsidiary of TCFIF; (iii) a First Amendment to Credit and Security Agreement between TCFIF, as lender, and Red Iron, as borrower; and (iv) a Second Amendment to Second Amended and Restated Repurchase Agreement (Two Step) between us and Red Iron.

The purpose of these amendments is, among other things, to: (i) extend the initial term of Red Iron from October 31, 2014 to October 31, 2017, subject to unlimited automatic two-year extensions thereafter; (ii) provide for an additional incentive payment by TCFIF to us; (iii) remove the restriction that TCFIF and its affiliates may not enter into any joint venture or similar jointly owned business relationship for the purpose of operating a wholesale finance business in the United States or Canada to support the financing of certain lawn and garden products, or otherwise providing financing, working capital or similar loan facilities to dealers or distributors of any manufacturer of certain lawn and garden products in the United States or Canada; and (iv) require that TCFIF and its affiliates will not, during the term of Red Iron, provide financing to any entity owned in part by TCFIF or its affiliates for the purpose of operating a wholesale finance business in the United States or Canada to support the financing of certain lawn and garden products at a non-default interest rate that is lower than the rate provided by TCFIF to Red Iron.

The foregoing description is a summary of the material terms of the amendments, does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendments, copies of which are filed as Exhibits 2.1, 2.2, 2.3 and 10.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.  EXHIBITS

(a)	Exhibits

	2.1 (1)	First Amendment to Agreement to Form Joint Venture, dated June 6, 2012, by and between The Toro Company and TCF Inventory Finance, Inc. (filed herewith).

	2.2	Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC, dated June 6, 2012, by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (filed herewith).

	2.3	Second Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated June 6, 2012, by and between The Toro Company and Red Iron Acceptance, LLC (filed herewith).

	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

	3.2 and 4.2	Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	10.1 (1)	First Amendment to Credit and Security Agreement, dated June 6, 2012, by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (filed herewith).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2012, filed with the SEC on June 8, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended May 4, 2012 and April 29, 2011, (ii) Condensed Consolidated Balance Sheets as of May 4, 2012, April 29, 2011, and October 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three and six-month periods ended May 4, 2012 and April 29, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.**

(1) Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material is being filed separately with the Securities and Exchange Commission.

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

THE TORO COMPANY
(Registrant)

Date: June 8, 2012	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)