Form 10-Q
period 2012-08-03
TORO CO
filed 2012-09-05
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 3, 2012

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

The number of shares of Common Stock outstanding as of August 21, 2012 was 58,736,691.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 3,	July 29,	August 3,	July 29,
	2012	2011	2012	2011
Net sales	$504,076	$501,045	$1,619,396	$1,515,858
Cost of sales	325,954	333,384	1,059,201	997,998
Gross profit	178,122	167,661	560,195	517,860
Selling, general, and administrative expense	117,137	112,937	358,689	342,580
Operating earnings	60,985	54,724	201,506	175,280
Interest expense	(4,198)	(4,294)	(12,791)	(12,596)
Other income, net	2,681	1,861	5,231	4,560
Earnings before income taxes	59,468	52,291	193,946	167,244
Provision for income taxes	18,919	17,200	64,656	54,621
Net earnings	$40,549	$35,091	$129,290	$112,623

Basic net earnings per share of common stock	$0.69	$0.56	$2.17	$1.79

Diluted net earnings per share of common stock	$0.67	$0.55	$2.13	$1.76

Weighted-average number of shares of common stock outstanding — Basic	59,045	62,353	59,642	62,982

Weighted-average number of shares of common stock outstanding — Diluted	60,336	63,479	60,829	64,125

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective June 29, 2012.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	August 3,	July 29,	October 31,
	2012	2011	2011
ASSETS
Cash and cash equivalents	$143,058	$118,113	$80,886
Receivables, net	197,023	199,012	148,140
Inventories, net	234,790	232,362	223,030
Prepaid expenses and other current assets	24,436	20,256	18,303
Deferred income taxes	62,368	59,908	62,523
Total current assets	661,675	629,651	532,882

Property, plant, and equipment	666,301	642,642	654,650
Less accumulated depreciation	488,578	454,994	463,510
	177,723	187,648	191,140

Deferred income taxes	76	965	—
Other assets	20,646	20,424	19,075
Goodwill	92,070	92,046	92,020
Other intangible assets, net	34,338	36,813	35,546
Total assets	$986,528	$967,547	$870,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$1,858	$2,728	$1,978
Short-term debt	—	53	41
Accounts payable	124,168	126,688	118,036
Accrued liabilities	278,797	268,200	239,025
Total current liabilities	404,823	397,669	359,080

Long-term debt, less current portion	223,467	225,162	225,178
Deferred revenue	11,289	10,776	10,619
Deferred income taxes	1,380	—	1,368
Other long-term liabilities	7,822	7,560	7,651

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 58,771,336 shares as of August 3, 2012, 61,283,414 shares as of July 29, 2011, and 59,206,190 shares as of October 31, 2011	58,771	61,283	59,206
Retained earnings	289,892	266,949	214,387
Accumulated other comprehensive loss	(10,916)	(1,852)	(6,826)
Total stockholders’ equity	337,747	326,380	266,767
Total liabilities and stockholders’ equity	$986,528	$967,547	$870,663

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective June 29, 2012.

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	August 3,	July 29,
	2012	2011
Cash flows from operating activities:
Net earnings	$129,290	$112,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Noncash income from affiliates	(4,521)	(4,433)
Provision for depreciation, amortization, and impairment losses	37,929	34,251
Stock-based compensation expense	7,465	6,094
Increase in deferred income taxes	(443)	(930)
Other	(117)	(653)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(51,640)	(53,335)
Inventories, net	(6,428)	(33,975)
Prepaid expenses and other assets	(6,114)	(8,994)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	59,986	21,190
Net cash provided by operating activities	165,407	71,838

Cash flows from investing activities:
Purchases of property, plant, and equipment, net	(28,158)	(43,269)
Proceeds from asset disposals	114	109
Distributions from finance affiliate, net	1,777	959
Acquisitions, net of cash acquired	(9,663)	(14,060)
Net cash used in investing activities	(35,930)	(56,261)

Cash flows from financing activities:
Decrease in short-term debt	(922)	(776)
Repayments of long-term debt	(1,892)	(1,134)
Excess tax benefits from stock-based awards	8,080	2,444
Proceeds from exercise of stock options	17,337	12,309
Purchases of Toro common stock	(67,354)	(71,216)
Dividends paid on Toro common stock	(19,748)	(18,894)
Net cash used in financing activities	(64,499)	(77,267)

Effect of exchange rates changes on cash and cash equivalents	(2,806)	2,437

Net increase (decrease) in cash and cash equivalents	62,172	(59,253)
Cash and cash equivalents as of the beginning of the fiscal period	80,886	177,366
Cash and cash equivalents as of the end of the fiscal period	$143,058	$118,113
Supplemental disclosures of cash flow information:
Long-term debt issued in connection with acquisitions	$100	$3,515

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

August 3, 2012

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Certain amounts from prior periods’ financial statements have been reclassified to conform to this period’s presentation. Since the company’s business is seasonal, operating results for the nine months ended August 3, 2012 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2012. Additional factors that could cause the company’s actual results to differ materially from its expected results, including any forward-looking statements made in this report, are described in the company’s most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors) and later in this report under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.

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

Stock Split

On May 24, 2012, the company announced that its Board of Directors declared a two-for-one stock split of the company’s common stock, effected in the form of a 100 percent stock dividend. The stock split was distributed or paid on June 29, 2012, to stockholders of record as of June 15, 2012. As a result of this action, approximately 29.4 million shares were issued to stockholders of record as of June 15, 2012. The par value of the common stock remains at $1.00 per share and, accordingly, approximately $29.4 million was transferred from retained earnings to common stock. Earnings and dividends declared per share and weighted average shares outstanding are presented in this Form 10-Q after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this Form 10-Q.

Acquisitions

On December 9, 2011, during the first quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. On February 10, 2012, during the second quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the underground utilities market. On April 25, 2012, also during the second quarter of fiscal 2012, the company completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and light construction market. The aggregate purchase price of these acquisitions was $11.1 million and all such acquisitions were accounted for as business combinations.

These acquisitions were immaterial individually and in the aggregate based on the company’s consolidated financial condition and results of operations.

Comprehensive Income

Comprehensive income and the components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	August 3,	July 29,	August 3,	July 29,
(Dollars in thousands)	2012	2011	2012	2011
Net earnings	$40,549	$35,091	$129,290	$112,623
Other comprehensive income (loss):
Cumulative translation adjustments	(3,181)	(1,472)	(4,936)	5,485
Pension liability adjustment, net of tax of $(151)	—	—	—	(257)
Unrealized (loss) gain on derivative instruments, net of tax of $(282), $854, $266, and $1,041, respectively	(92)	1,652	845	1,982
Comprehensive income	$37,276	$35,271	$125,199	$119,833

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

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2012	Fiscal 2011
Expected life of option in years	6	6
Expected volatility	34.87% - 35.02%	33.34% - 33.43%
Weighted-average volatility	35.01%	33.42%
Risk-free interest rate	1.20%	1.72% - 2.36%
Expected dividend yield	1.31% - 1.40%	1.04% - 1.16%
Weighted-average dividend yield	1.32%	1.05%
Grant date weighted-average fair value	$8.55	$10.15

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving performance goals. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2012 and 2011 was $28.24 and $30.49, respectively. No performance share awards were granted during the second or third quarters of fiscal 2012 or 2011.

Restricted Stock Awards

Under the company’s equity and incentive plan, restricted stock awards are generally granted to certain non-officer employees. Restricted stock awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock award, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock awards granted during the first nine months of fiscal 2012 and 2011 was $33.61 and $30.62, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	August 3,	July 29,	August 3,	July 29,
(Shares in thousands)	2012	2011	2012	2011
Basic
Weighted-average number of shares of common stock	59,045	62,353	59,633	62,976
Assumed issuance of contingent shares	—	—	9	6
Weighted-average number of shares of common stock and assumed issuance of contingent shares	59,045	62,353	59,642	62,982
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	59,045	62,353	59,642	62,982
Effect of dilutive securities	1,291	1,126	1,187	1,143
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	60,336	63,479	60,829	64,125

Share data has been adjusted for all periods presented to reflect a two-for-one stock split effective June 29, 2012.

Options to purchase an aggregate of 2,247 and 442,612 shares of common stock outstanding during the third quarter of fiscal 2012 and 2011, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 32,414 and 383,682 shares of common stock outstanding during the year-to-date periods through the third quarter of fiscal 2012 and 2011, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

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

Inventories were as follows:

	August 3,	July 29,	October 31,
(Dollars in thousands)	2012	2011	2011
Raw materials and work in process	$83,649	$70,510	$94,176
Finished goods and service parts	212,142	217,594	189,855
Total FIFO value	295,791	288,104	284,031
Less: adjustment to LIFO value	61,001	55,742	61,001
Total	$234,790	$232,362	$223,030

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2012 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2011	$80,990	$11,030	$92,020
Translation adjustments	20	30	50
Balance as of August 3, 2012	$81,010	$11,060	$92,070

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) August 3, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$9,593	$(7,895)	$1,698
Non-compete agreements	1.5-10	6,297	(3,422)	2,875
Customer-related	1.5-13	8,270	(3,479)	4,791
Developed technology	1.5-10	27,994	(9,336)	18,658
Trade names	1.5-5	1,515	(480)	1,035
Other		800	(800)	—
Total amortizable		54,469	(25,412)	29,057
Non-amortizable - trade names		5,281	—	5,281
Total other intangible assets, net		$59,750	$(25,412)	$34,338

(Dollars in thousands) October 31, 2011	Estimated Life(Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	5-13	$9,403	$(7,505)	$1,898
Non-compete agreements	2-10	6,250	(2,685)	3,565
Customer-related	5-13	8,189	(2,857)	5,332
Developed technology	2-10	25,236	(7,016)	18,220
Trade name	5	1,500	(250)	1,250
Other		800	(800)	—
Total amortizable		51,378	(21,113)	30,265
Non-amortizable - trade names		5,281	—	5,281
Total other intangible assets, net		$56,659	$(21,113)	$35,546

Amortization expense for intangible assets during the first nine months of fiscal 2012 was $4.5 million. Estimated amortization expense for the remainder of fiscal 2012 and succeeding fiscal years is as follows: fiscal 2012 (remainder), $1.5 million; fiscal 2013, $5.8 million; fiscal 2014, $5.4 million; fiscal 2015, $5.2 million; fiscal 2016, $4.7 million; fiscal 2017, $3.7 million; and after fiscal 2017, $2.8 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of August 3, 2012 was $14.4 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.2 million as of August 3, 2012.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the nine months ended August 3, 2012 and July 29, 2011 was $920.3 million and $890.9 million, respectively.

As of August 3, 2012, Red Iron’s total assets were $291.2 million and total liabilities were $259.2 million.

Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is for specified periods of time and on select products’ hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. The company sells extended warranty coverage on select products for a prescribed period after the factory warranty period expires.

Warranty provisions, claims, changes in estimates, and additions from acquisitions for the first nine months of fiscal 2012 and 2011 were as follows:

	Nine Months Ended
	August 3,	July 29,
(Dollars in thousands)	2012	2011
Beginning balance	$62,730	$56,934
Warranty provisions	32,268	32,739
Warranty claims	(23,656)	(21,813)
Changes in estimates	2,183	2,179
Additions from acquisitions	200	275
Ending balance	$73,725	$70,314

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended August 3, 2012	Professional	Residential	Other	Total
Net sales	$361,120	$135,894	$7,062	$504,076
Intersegment gross sales	12,012	90	(12,102)	—
Earnings (loss) before income taxes	70,537	10,048	(21,117)	59,468

Three months ended July 29, 2011	Professional	Residential	Other	Total
Net sales	$345,972	$147,479	$7,594	$501,045
Intersegment gross sales	10,678	842	(11,520)	—
Earnings (loss) before income taxes	64,344	4,638	(16,691)	52,291

Nine months ended August 3, 2012	Professional	Residential	Other	Total
Net sales	$1,100,899	$505,399	$13,098	$1,619,396
Intersegment gross sales	31,134	2	(31,136)	—
Earnings (loss) before income taxes	211,329	51,174	(68,557)	193,946
Total assets	548,381	179,452	258,695	986,528

Nine months ended July 29, 2011	Professional	Residential	Other	Total
Net sales	$1,022,536	$480,404	$12,918	$1,515,858
Intersegment gross sales	30,245	3,006	(33,251)	—
Earnings (loss) before income taxes	187,869	42,545	(63,170)	167,244
Total assets	540,977	210,479	216,091	967,547

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Nine Months Ended
	August 3,	July 29,	August 3,	July 29,
(Dollars in thousands)	2012	2011	2012	2011
Corporate expenses	$(19,805)	$(15,462)	$(60,991)	$(53,227)
Interest expense, net	(4,198)	(4,294)	(12,791)	(12,596)
Other	2,886	3,065	5,225	2,653
Total	$(21,117)	$(16,691)	$(68,557)	$(63,170)

Treasury Share Retirement

On November 30, 2011, the company’s Board of Directors authorized the retirement of 30 million treasury shares, adjusted for the two-for-one stock split discussed previously.

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities primarily involve the use of forward currency contracts and cross currency swaps that are intended to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company also has made an accounting policy election to use the portfolio exception permitted in ASU No. 2011-04 with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

Cash flow hedges. The company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged transactions, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income (“OCI”), until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net.  For the third quarter of fiscal 2012, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of August 3, 2012, the notional amount of outstanding forward contracts designated as cash flow hedges was $57.2 million. Additionally, the company has one cross-currency interest rate swap instrument outstanding as of August 3, 2012 for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euro.

Derivatives not designated as hedging instruments. The company also enters into foreign currency contracts that include forward currency contracts and cross currency swaps to mitigate the remeasurement of specific assets and liabilities on the consolidated balance sheet. These contracts are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income, net, on the consolidated statements of earnings together with the transaction gain or loss from the hedged balance sheet position.

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	August 3, 2012		July 29, 2011		August 3, 2012		July 29, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$3	Prepaid expenses	$—	Accrued liabilities	$—	Accrued liabilities	$961
Cross currency swaps	Prepaid expenses	624	Prepaid expenses	—	Accrued liabilities	—	Accrued liabilities	—

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	970	Prepaid expenses	—	Accrued liabilities	175	Accrued liabilities	3,212
Cross currency swaps	Prepaid expenses	1,019	Prepaid expenses	—	Accrued liabilities	—	Accrued liabilities	—

Total Derivatives		$2,616		$—		$175		$4,173

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designed as cash flow hedging instruments for the three and nine months ended August 3, 2012 and July 29, 2011, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	August 3,	July 29,		August 3,	July 29,		August 3,	July 29,
For the three months ended	2012	2011		2012	2011		2012	2011
Forward currency contracts	$(463)	$732	Net sales	$1,033	$(1,992)	Other income, net	$394	$(353)
Forward currency contracts	(16)	(28)	Cost of sales	(475)	387
Cross currency swaps	387	—	Other income, net	386	—
Total	$(92)	$704		$944	$(1,605)

	August 3,	July 29,		August 3,	July 29,		August 3,	July 29,
For the nine months ended	2012	2011		2012	2011		2012	2011
Forward currency contracts	$(222)	$(6,387)	Net sales	$2,738	$(4,582)	Other income, net	$597	$(711)
Forward currency contracts	675	1,200	Cost of sales	(1,120)	761
Cross currency swaps	387	—	Other income, net	386	—
Total	$840	$(5,187)		$2,004	$(3,821)

As of August 3, 2012, the company anticipates reclassifying approximately $0.4 million of gains from AOCL to earnings during the next 12 months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	August 3,	July 29,	August 3,	July 29,
(Dollars in thousands)	Recognized in Net Earnings	2012	2011	2012	2011

Forward currency contracts	Other income, net	$2,233	$543	$6,930	$(8,966)
Cross currency swaps	Other income, net	899	—	997	—
Total		$3,132	$543	$7,927	$(8,966)

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

Assets and liabilities measured at fair value on a recurring basis, as of August 3, 2012, July 29, 2011, and October 31, 2011 are summarized below:

(Dollars in thousands)
August 3, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143,058	$143,058	$—	—
Foreign exchange contracts	2,616	—	2,616	—
Total assets	$145,674	$143,058	$2,616	—
Liabilities:
Foreign exchange contracts	$175	—	$175	—
Deferred compensation liabilities	3,738	—	3,738	—
Total liabilities	$3,913	—	$3,913	—

July 29, 2011	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$118,113	$118,113	—	—
Total assets	$118,113	$118,113	—	—
Liabilities:
Foreign exchange contracts	$4,173	—	$4,173	—
Deferred compensation liabilities	4,477	—	4,477	—
Total liabilities	$8,650	—	$8,650	—

October 31, 2011	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,886	$80,886	—	—
Total assets	$80,886	$80,886	—	—
Liabilities:
Foreign exchange contracts	$3,150	—	$3,150	—
Deferred compensation liabilities	4,297	—	4,297	—
Total liabilities	$7,447	—	$7,447	—

There were no transfers between Level 1 and Level 2 during the nine months ended August 3, 2012, July 29, 2011, or the twelve months ended October 31, 2011.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, agricultural micro-irrigation systems, landscaping equipment and lighting, light construction and rental equipment, and residential yard and snow removal products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

RESULTS OF OPERATIONS

Overview

For the third quarter of fiscal 2012, our net earnings were up 15.6 percent and net sales grew by 0.6 percent, each as compared to the third quarter of fiscal 2011. Net sales and net earnings for the year-to-date period of fiscal 2012 grew 6.8 percent and 14.8 percent, respectively, as compared to the same period in the prior fiscal year. Sales for the year-to-date comparison were benefited by favorable early spring weather that accelerated shipments and demand for our products in the first half of our fiscal year. However, during the third quarter of fiscal 2012, we experienced a more challenging worldwide economic environment, particularly in Europe, and extreme drought conditions across much of the United States, which resulted in our modest sales growth for the third quarter comparison and higher field inventory levels as of the end of our third quarter of fiscal 2012 compared to the end of our third quarter of fiscal 2011. Sales for most professional segment businesses increased in the third quarter and year-to-date periods of fiscal 2012 compared to the same periods last fiscal year due to the successful introduction of new products and price increases, as well as increased demand for domestic golf equipment and landscape contractor equipment, mainly in the first half of the fiscal year, as favorable early spring weather accelerated shipments and demand. Additionally, for the third quarter and year-to-date periods of fiscal 2012, $9.1 million and $16.4 million, respectively, of incremental net sales from acquisitions contributed to the sales growth for our professional segment. Worldwide sales for our micro-irrigation products also increased due to continued acceptance and strong demand of drip irrigation solutions for agricultural markets. Residential segment sales were down 7.9 percent for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due mainly to lower preseason shipments of snow thrower products from higher field inventory levels entering the 2012/2013 snow season resulting from the lack of snowfall during the 2011/2012 winter season. For the year-to-date period of fiscal 2012 compared to the same period last fiscal year, residential segment net sales were up 5.2 percent primarily from favorable early spring weather conditions that drove strong demand for walk power mowers and riders in the first half of the fiscal year, positive customer response to newly introduced products, and higher sales of Pope products in Australia in the first half of the fiscal year due to more favorable weather conditions. However, shipments of snow thrower products and service parts were down for the year-to-date comparison due to reduced demand resulting from the lack of snowfall during the 2011/2012 winter season. International net sales decreased for the third quarter and year-to-date periods of fiscal 2012 compared to the same periods in the prior fiscal year primarily from lower sales in Europe as a result of continuing economic issues and uncertainty in that region. Our net earnings growth in the third quarter and year-to-date periods of fiscal 2012 compared to the same periods in fiscal 2011 were primarily attributable to improved gross margins, higher sales volumes for the year-to-date comparison, and $4.5 million of pre-tax costs last fiscal year associated with a rework for a non-safety quality issue that affected a large number of our residential segment walk power mowers that was not duplicated this fiscal year.

We continued to focus on asset management and our financial condition remained strong during the third quarter of fiscal 2012. Our receivables decreased slightly, by 1.0 percent, as of the end of the third quarter of fiscal 2012 compared to the end of the third quarter of fiscal 2011 on a sales increase of nearly 1 percent. Our inventory levels increased slightly, by 1.0 percent, as of the end of the third quarter of fiscal 2012 compared to the end of the third quarter of fiscal 2011. Our third quarter cash dividend increased by 10 percent from $0.10 to $0.11 per share compared to the quarterly cash dividend paid in the third quarter of fiscal 2011. During the third quarter of fiscal 2012, we announced that our Board of Directors had declared a two-for-one stock split of the company’s common stock, effected in the form of a 100 percent stock dividend, which was our third stock split in the past ten years.

Our multi-year initiative, “Destination 2014,” will take us to our centennial in 2014 and into our second century. This four-year initiative is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we will strive to achieve a minimum of $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. Given the recent drought conditions in much of the United States that hampered our anticipated sales growth for our residential segment products along with economic issues, primarily in Europe, we do not expect to achieve our $100 million organic revenue growth goal in fiscal 2012. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the prior twelve-month period.

In spite of the level of economic uncertainty and unfavorable weather patterns we experienced in fiscal 2012, our continued focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economic environment, particularly Europe, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the third quarter of fiscal 2012 were $40.5 million, or $0.67 per diluted share, compared to $35.1 million, or $0.55 per diluted share, for the third quarter of fiscal 2011, resulting in a net earnings per diluted share increase of 21.8 percent. The primary factors contributing to the third quarter earnings improvement include improved gross margins, a lower effective tax rate, and $4.5 million of pre-tax costs last fiscal year associated with a rework for a non-safety quality issue for our walk power mowers that were not duplicated this fiscal year. Year-to-date net earnings in fiscal 2012 were $129.3 million, or $2.13 per diluted share, compared to $112.6 million, or $1.76 per diluted share, in the last fiscal year, resulting in a net earnings per diluted share increase of 21.0 percent. The primary factors contributing to our earnings improvement for the year-to-date period were higher sales volumes, an increase in gross profit, and costs associated with a rework for our walk power mowers last fiscal year that were not duplicated this fiscal year, as discussed above, somewhat offset by a higher effective tax rate. In addition, net earnings per diluted share for the third quarter and year-to-date periods of fiscal 2012 were benefited by approximately $0.03 per share and $0.11 per share, respectively, compared to the same periods in fiscal 2011, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 3,	July 29,	August 3,	July 29,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.7)	(66.5)	(65.4)	(65.8)
Gross margin	35.3	33.5	34.6	34.2
SG&A expense	(23.2)	(22.6)	(22.1)	(22.6)
Operating earnings	12.1	10.9	12.5	11.6
Interest expense	(0.8)	(0.9)	(0.8)	(0.8)
Other income, net	0.5	0.4	0.3	0.2
Provision for income taxes	(3.8)	(3.4)	(4.0)	(3.6)
Net earnings	8.0%	7.0%	8.0%	7.4%

Net Sales

Worldwide consolidated net sales for the third quarter and year-to-date periods of fiscal 2012 were up 0.6 percent and 6.8 percent, respectively, from the same periods in the prior fiscal year. Worldwide professional segment net sales were up 4.4 percent and 7.7 percent for the third quarter and year-to-date periods of fiscal 2012, respectively, compared to the same periods in the prior fiscal year. Sales for most professional segment businesses increased primarily due to the successful introduction of new products and price increases, as well as continued demand for domestic golf equipment and landscape contractor equipment as customers replaced their aged inventory, mainly in the first half of the fiscal year, as favorable early spring weather accelerated shipments and demand. Additionally, for the third quarter and year-to-date periods of fiscal 2012, $9.1 million and $16.4 million, respectively, of incremental net sales from acquisitions contributed to the sales growth for our professional segment. During the second quarter of fiscal 2012, we completed the acquisitions of two professional product lines that increase our product offering and presence in the rental and light construction markets. Worldwide sales for our micro-irrigation products also increased due to continued acceptance and strong demand of drip irrigation solutions for agricultural markets. Residential segment sales were down 7.9 percent for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due mainly to lower preseason shipments of snow thrower products from higher field inventory levels entering the 2012/2013 snow season resulting from the lack of snowfall during the 2011/2012 winter season. Sales of riding products also were down for the quarter comparison due to lower demand resulting primarily from drought conditions throughout much of the United States. For the year-to-date period of fiscal 2012 compared to the same period last fiscal year, residential segment net sales were up 5.2 percent primarily from favorable early spring weather conditions that drove strong demand for walk power mowers and riders in the first half of the fiscal year, positive customer response to newly introduced products, and higher sales of Pope products in Australia in the first half of the fiscal year due to more favorable weather conditions. However, shipments of snow thrower products and service parts were down for the year-to-date comparison due to reduced demand resulting from the lack of snowfall during the 2011/2012 winter season. International net sales for the third quarter and year-to-date periods of fiscal 2012 decreased 9.2 percent and 1.5 percent, respectively, compared to the same periods in the prior fiscal year primarily from lower sales in Europe as a result of continuing economic issues and uncertainty in that region. Changes in currency exchange rates resulted in a decline of approximately $3.3 million of net sales for the third quarter of fiscal 2012 compared to the same period last fiscal year. For the year-to-date period of fiscal 2012 compared to the same period last fiscal year, changes in currency exchange rates accounted for approximately $1.2 million of additional net sales. Field inventory levels were up as of the end of the third quarter of fiscal 2012 compared to the same period in the prior fiscal year due to strong preseason demand as a result of favorable early spring weather conditions coupled with subsequent slowing demand in the third quarter of fiscal 2012. Therefore, we anticipate our fourth quarter of fiscal 2012 net sales to be negatively impacted by declining field inventory levels, as compared to our net sales in the fourth quarter of fiscal 2011.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2012 increased 180 basis points to 35.3 percent compared to 33.5 percent in the third quarter of fiscal 2011. Gross profit as a percent of net sales for the year-to-date period of fiscal 2012 increased by 40 basis points to 34.6 percent compared to 34.2 percent for year-to-date period of fiscal 2011. These increases were primarily due to the following factors: (i) rework costs last fiscal year associated with a non-safety quality issue that affected a large number of our residential segment walk power mowers that was not duplicated this fiscal year; (ii) price increases on some products; (iii) favorable product mix for the third quarter comparison; and (iv) manufacturing efficiencies from increased production and demand for our products. Somewhat offsetting those positive factors were higher prices paid for commodities, mainly for the year-to-date comparison, and lower margins on product sales from acquisitions.

Selling, General, and Administrative Expense

SG&A expense increased $4.2 million, or 3.7 percent, for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, and increased $16.1 million, or 4.7 percent, for the year-to-date period of fiscal 2012 compared to the year-to-date period of fiscal 2011. As a percentage of net sales, SG&A expense increased 60 basis points for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to higher self-insured health insurance expense and incremental costs from acquisitions. For the year-to-date period of fiscal 2012 compared to the same period last fiscal year, SG&A expense as a percentage of net sales decreased 50 basis points primarily from leveraging fixed SG&A costs over higher sales volumes.

Interest Expense

Interest expense for the third quarter of fiscal 2012 decreased by 2.2 percent compared to the third quarter of fiscal 2011. Interest expense was up by 1.5 percent for the year-to-date period of fiscal 2012 compared to the same period in the prior fiscal year primarily as a result of higher average debt levels.

Other Income, Net

Other income, net for the third quarter and year-to-date periods of fiscal 2012 increased by $0.8 million and $0.7 million, respectively, compared to the same periods in the prior fiscal year due primarily to an increase in income from our equity investment.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2012 was 31.8 percent compared to 32.9 percent for the third quarter of fiscal 2011. The decrease in the effective tax rate was primarily the result of a benefit from an increased domestic production activities deduction. The effective tax rate for the year-to-date periods of fiscal 2012 and 2011 was 33.3 percent and 32.7 percent, respectively. The increase in the effective tax rate was primarily the result of the expiration of the federal research and development tax credit on December 31, 2011.

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

The following table summarizes net sales by segment:

	Three Months Ended
	August 3,	July 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$361,120	$345,972	$15,148	4.4%
Residential	135,894	147,479	(11,585)	(7.9)
Other	7,062	7,594	(532)	(7.0)
Total *	$504,076	$501,045	$3,031	0.6%

* Includes international sales of:	$133,120	$146,678	$(13,558)	(9.2)%

	Nine Months Ended
	August 3,	July 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$1,100,899	$1,022,536	$78,363	7.7%
Residential	505,399	480,404	24,995	5.2
Other	13,098	12,918	180	1.4
Total *	$1,619,396	$1,515,858	$103,538	6.8%

* Includes international sales of:	$479,790	$487,325	$(7,535)	(1.5)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	August 3,	July 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$70,537	$64,344	$6,193	9.6%
Residential	10,048	4,638	5,410	116.6
Other	(21,117)	(16,691)	(4,426)	(26.5)
Total	$59,468	$52,291	$7,177	13.7%

	Nine Months Ended
	August 3,	July 29,
(Dollars in thousands)	2012	2011	$ Change	% Change
Professional	$211,329	$187,869	$23,460	12.5%
Residential	51,174	42,545	8,629	20.3
Other	(68,557)	(63,170)	(5,387)	(8.5)
Total	$193,946	$167,244	$26,702	16.0%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2012 increased 4.4 percent and 7.7 percent, respectively, compared to the same periods in the prior fiscal year. Sales for most professional segment businesses were up due to the successful introduction of new products and price increases, as well as increased demand for domestic golf equipment and landscape contractor equipment as customers replaced their aged inventory, mainly in the first half of the fiscal year, as favorable early spring weather accelerated shipments and demand. Additionally, incremental net sales from acquisitions contributed to the sales growth for our professional segment for the third quarter and year-to-date periods of fiscal 2012. Worldwide sales for our micro-irrigation products also increased due to continued acceptance and strong demand of drip irrigation solutions for agricultural markets. However, international professional segment net sales decreased for the third quarter and year-to-date periods of fiscal 2012 compared to the same periods in the prior fiscal year primarily from lower sales in Europe as a result of continuing economic issues and uncertainty in that region. Field inventory levels were up for our professional segment products as of the end of the third quarter of fiscal 2012 compared to the same period in the prior fiscal year due to strong preseason demand as a result of early spring weather conditions coupled with subsequent slowing demand in the third quarter of fiscal 2012.

Operating Earnings. Operating earnings for the professional segment in the third quarter and year-to-date periods of fiscal 2012 increased 9.6 percent and 12.5 percent, respectively, compared to the same periods in fiscal 2011. Expressed as a percentage of net sales, professional segment operating margin increased to 19.5 percent and 19.2 percent in the third quarter and year-to-date periods of fiscal 2012, respectively, compared to 18.6 percent and 18.4 percent in the third quarter and year-to-date periods of fiscal 2011, respectively. These profit improvements were primarily attributable to higher sales volumes and an increase in gross margins from price increases on some products and manufacturing efficiencies from increased production and demand for our products, somewhat offset by higher prices paid for commodities, mainly for the year-to-date comparison, and lower margins on product sales from acquisitions. Also contributing to the professional segment profit improvements was lower SG&A expenses as a percentage of net sales due to leveraging fixed SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter of fiscal 2012 decreased 7.9 percent compared to the same period in the prior fiscal year. This decrease was due mainly to lower preseason shipments of snow thrower products from higher field inventory levels entering the 2012/2013 snow season resulting from the lack of snowfall during the 2011/2012 winter season. Sales of riding products also were down for the quarter comparison due to lower demand from drought conditions throughout much of the United States. For the year-to-date period of fiscal 2012 compared to the same period last fiscal year, residential segment net sales were up 5.2 percent primarily from favorable early spring weather conditions that drove strong demand for walk power mowers and riders in the first half of the fiscal year, positive customer response to newly introduced products, and higher sales of Pope products in Australia in the first half of the fiscal year due to more favorable weather conditions. However, shipments of snow thrower products were down for the year-to-date comparison due to reduced demand resulting from the lack of snowfall during the 2011/2012 winter season. Field inventory levels were up for our residential riding and walk power mower products as of the end of the third quarter of fiscal 2012 compared to the same period in the prior fiscal year due to strong preseason demand as a result of favorable early spring weather conditions coupled with subsequent slowing demand in the third quarter of fiscal 2012.

Operating Earnings. Operating earnings for the residential segment in the third quarter and year-to-date periods of fiscal 2012 increased 116.6 percent and 20.3 percent, respectively, compared to the same periods in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 7.4 percent and 10.1 percent in the third quarter and year-to-date periods of fiscal 2012, respectively, compared to 3.1 percent and 8.9 percent in the third quarter and year-to-date periods of fiscal 2011, respectively. These profit improvements were primarily attributable to a pre-tax charge of $4.5 million due to costs associated with a rework for a non-safety quality issue that affected a large number of our walk power mowers in the prior fiscal year that was not duplicated in fiscal 2012 and lower SG&A expenses as a percentage of net sales due to leveraging fixed SG&A costs over higher sales volumes for the year-to-date comparison.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the third quarter of fiscal 2012 decreased by $0.5 million, or 7.0 percent, compared to the same period in the prior fiscal year, due to a distribution change in our U.S Western-based distribution company’s territory for certain products. For the year-to-date period of fiscal 2012 compared to the same period last fiscal year, the other segment net sales slightly increased, by $0.2 million, or 1.4 percent.

Operating Losses. Operating losses for the other segment were up for the third quarter and year-to-date periods of fiscal 2012 by $4.4 million, or 26.5 percent, and $5.4 million, or 8.5 percent, respectively, compared to the same periods in the prior fiscal year. These loss increases were primarily attributable to an increase in our self-insured health insurance expense and higher bad debt expense, somewhat offset by an increase in income from our equity investment.

FINANCIAL POSITION

Working Capital

In fiscal 2012, we have placed and intend to continue to place emphasis on asset utilization with a focus on minimizing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. As we continue to prepare for the phase-in of additional Tier 4 emission requirements, we are prebuilding inventory for anticipated higher demand before Tier 4 emission requirements go into effect, which is for our products having diesel engines with greater than 25 horsepower, but less than 75 horsepower, manufactured after January 1, 2013. We expect that we will implement price increases, some of which may be significant, for our products subject to these regulations. Therefore, we are anticipating that some customers may purchase products impacted by these requirements prior to the emission changes and price increases going into effect for products manufactured after January 1, 2013. As a result of prebuilding inventory, we anticipate our inventory levels to be higher as of the end of fiscal 2012 as compared to the end of fiscal 2011.

Receivables as of the end of the third quarter of fiscal 2012 decreased by 1.0 percent compared to the end of the third quarter of fiscal 2011 due mainly to strong cash collections the last week of our quarter primarily due to the change in timing of our third quarter end date in fiscal 2012, which was five days later then the end of the third quarter in fiscal 2011, as well as lower currency exchange rates. Our average days sales outstanding for receivables improved to 34.1 days based on sales for the twelve months ended August 3, 2012, compared to 36.6 days for the twelve months ended July 29, 2011. Our inventory levels increased slightly, by 1.0 percent, as of the end of the third quarter of fiscal 2012 compared to the end of the third quarter of fiscal 2011 primarily due to incremental inventory from acquisitions of $10.5 million. In addition, accounts payable slightly decreased as of the end of our third quarter of fiscal 2012 by $2.5 million, or 2.0 percent. Our average net working capital as a percentage of net sales for the twelve months ended August 3, 2012 increased to 14.8 percent compared to 14.5 percent for the twelve months ended July 29, 2011. This increase was due to higher average inventory levels for the twelve-month period ended August 3, 2012 as compared to the twelve-month period ended July 29, 2011. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve-month period.

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

Our Board of Directors approved a cash dividend of $0.11 per share for the third quarter of fiscal 2012 paid on June 18, 2012, as adjusted to reflect a two-for-one stock split effective on June 29, 2012, which was an increase of 10 percent over our cash dividend of $0.10 per share for the third quarter of fiscal 2011.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2012 increased $93.6 million compared to the first nine months of fiscal 2011, mainly as a result of a decrease in working capital for the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011, as well as higher net earnings. Cash used for investing activities was down by $20.3 million compared to the first nine months of fiscal 2012, due mainly to lower levels of purchases of property, plant, and equipment and cash used for acquisitions during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Cash used for financing activities for the first nine months of fiscal 2012 was down by $12.8 million. This decrease was primarily attributable to lower amounts of cash utilized to repurchase our common stock in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, as well as an increased proceeds from stock option exercises and tax benefits from stock-based awards in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of higher sales volumes and extended payment terms made available to our customers, and decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $6.3 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of August 3, 2012, we had no outstanding short-term debt under our credit facilities and an aggregate of $12.2 million of outstanding letters of credit. As of August 3, 2012, we had an aggregate of $144.1 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of August 3, 2012, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of August 3, 2012, and we expect to be in compliance with all covenants during the remainder of fiscal 2012. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2012 by Moody’s Investors Service at Baa3. On April 30, 2012, Standard and Poor’s Ratings Group raised our credit and senior unsecured debt rating from BBB- to BBB.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $23.8 million of receivables from us during the first nine months of fiscal 2012. As of August 3, 2012, $9.8 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding, and also includes outstanding receivables that were financed by third party sources before the establishment of Red Iron. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2012, average prices paid for commodities and components we purchase were higher compared to the average prices paid for commodities and components in the first nine months of fiscal 2011, which hampered our comparative gross margin growth rate. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components to be higher for the remainder of fiscal 2012 as compared to fiscal 2011. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2011 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment analysis in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We plan to adopt this guidance for our annual fiscal year ending October 31, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. ASU No. 2011-05 guidance amended the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the changes in ASU No. 2011-05 of the requirement to present separate line items on the income statement for reclassification adjustments of items out of AOCI into net income. The effective date for ASU No. 2011-12 is consistent with the effective date for ASU No. 2011-05, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively; early adoption is permitted. We will early adopt this amended guidance in our fiscal 2012 fourth quarter. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

No other new accounting pronouncement that has been issued but not yet effective for us during the third quarter of fiscal 2012 has had, or is expected to have, a material impact on our consolidated financial statements.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. These risks and uncertainties include factors that affect all businesses operating in a global market as well as matters specific to Toro. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•            Economic conditions and outlook in the United States and in other countries in which we conduct business could adversely affect our net sales and earnings, which include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of state debt and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; prolonged high unemployment rates; higher commodity and component costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.

•            Weather conditions may reduce demand for some of our products and adversely affect our net sales and operating results, or may affect the timing of demand for some of our products and may adversely affect net sales and operating results in subsequent periods.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2012 and 2013. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended August 3, 2012 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	1.0129	$53,249.3	$81.1	$(2,064.3)
Buy US dollar/Sell Canadian dollar	1.0103	7,769.8	86.4	243.0
Buy US dollar/Sell Euro	1.3020	32,679.9	947.2	4,619.1
Buy US dollar/Sell British pound	1.5558	4,978.5	—	6.0
Buy Euro/Sell US dollar	1.2467	6,817.9	—	1,019.5
Buy Mexican peso/Sell US dollar	13.5990	31,325.8	(343.3)	(992.0)
Buy Euro/Sell Romanian New Leu	4.6170	23,294.6	387.0	712.7
Buy British pound/Sell Euro	0.7871	10,168.5	—	(3.6)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended August 3, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2012 stock repurchase activity. This table reflects and gives retroactive effect to the two-for-one stock split of our common stock effective June 29, 2012.

Period	Total Number of Shares (or Units) Purchased (1,2,3)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

May 5, 2012 through June 1, 2012	—		$—	—	2,433,390

June 2, 2012 through June 29, 2012	289,106	(3)	36.41	284,514	2,148,876

June 30, 2012 through August 3, 2012	21,769		36.69	21,769	2,127,107

Total	310,875		$36.48	306,283

(1)         On December 1, 2010, the company’s Board of Directors authorized the repurchase of 6,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased an aggregate of 306,286 shares during the period indicated above under this program.

(2)         Includes 3,634 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s equity and incentive plan. These 3,634 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 958 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $37.15 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 958 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

Item 6.  EXHIBITS

(a)         Exhibits

2.1 (1)

First Amendment to Agreement to Form Joint Venture, dated June 6, 2012, by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

2.2

Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC, dated June 6, 2012, by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

2.3

Second Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated June 6, 2012, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

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

10.1 (1)

First Amendment to Credit and Security Agreement, dated June 6, 2012, by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2012, filed with the SEC on September 4, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended August 3, 2012 and July 29, 2011, (ii) Condensed Consolidated Balance Sheets as of August 3, 2012, July 29, 2011, and October 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three and nine-month periods ended August 3, 2012 and July 29, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.**

(1) Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF # 28545). The redacted material was filed separately with the Securities and Exchange Commission.

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

THE TORO COMPANY

(Registrant)

Date: September 5, 2012	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)