Form 10-K
period 2012-10-31
TORO CO
filed 2012-12-21
CIK 737758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 4, 2012, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.1 billion.

The number of shares of common stock outstanding as of December 12, 2012 was 58,345,572.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders expected to be held March 12, 2013 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K
TABLE OF CONTENTS

Description	Page Number

PART I
ITEM 1.	Business	3-11
ITEM 1A.	Risk Factors	11-20
ITEM 1B.	Unresolved Staff Comments	20
ITEM 2.	Properties	21
ITEM 3.	Legal Proceedings	21
ITEM 4.	Mine Safety Disclosures	21
	Executive Officers of the Registrant	22
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	23
	The Toro Company Common Stock Comparative Performance Graph	24
ITEM 6.	Selected Financial Data	25
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-38
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	38-39
ITEM 8.	Financial Statements and Supplementary Data
	Management's Report on Internal Control over Financial Reporting	40
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Statements of Earnings for the fiscal years ended October 31, 2012, 2011, and 2010	42
	Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2012, 2011, and 2010	43
	Consolidated Balance Sheets as of October 31, 2012 and 2011	44
	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2012, 2011, and 2010	45
	Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2012, 2011, and 2010	46
	Notes to Consolidated Financial Statements	47-65
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
ITEM 9A.	Controls and Procedures	66
ITEM 9B.	Other Information	66
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	66
ITEM 11.	Executive Compensation	67
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	67
ITEM 14.	Principal Accounting Fees and Services	67
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	67-70
	Signatures	72

 PART I

ITEM 1.    BUSINESS

Introduction

The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms "company," "Toro," "we," "us," and "our" refer to The Toro Company and its consolidated subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, and our telephone number is (952) 888-8801. Our web site for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our web sites or connected to our web sites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

   We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, agricultural micro-irrigation systems, rental and construction equipment, and residential yard and snow removal products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines ever since. We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Net sales of our three reportable segments accounted for the following percentages of our consolidated net sales for fiscal 2012: Professional, 68 percent; Residential, 31 percent; and Other, 1 percent.

   Our products are advertised and sold at the retail level under the primary trademarks of Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Unique Lighting Systems®, Lawn-Boy®, and Lawn Genie®, most of which are registered in the United States and/or in the primary countries outside the United States where we market such products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot.

   We emphasize quality and innovation in our products, customer service, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for research, development, and engineering in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenues have historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We plan to continue to pursue targeted acquisitions using a disciplined approach that adds value while considering our existing brands and product portfolio.

   Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our mission is to be the leading worldwide provider of outdoor landscaping products, support services, and integrated systems that help customers preserve and beautify their outdoor landscapes with environmentally responsible solutions of customer-valued quality and innovation.

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for turf care maintenance, landscapes, agricultural fields, construction, and residential demands. The following is a summary of our products, by market, for the professional segment and our products for the residential segment:

Professional –  We design professional turf, landscape, construction, and agricultural products and market them worldwide through a network of distributors and dealers as well as directly to government customers, rental companies, and large retailers. These channel partners then sell our products primarily to professional users engaged in creating and renovating landscapes; irrigating turf and agricultural fields; installing, repairing, and replacing underground utilities; and maintaining turf, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes.

Landscape Contractor Market.   Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and turf renovation and tree care equipment. We market products to landscape contractors under the Toro and Exmark brands. In fiscal 2012, we introduced the new Z Master® Commercial 2000 Series mower, featuring our exclusive TURBO FORCE® cutting decks, integrated pump, and wheel motors designed for professional results, performance, and durability. In fiscal 2012, we also introduced the new Exmark Quest® S-Series 50" mower, which is engineered using many of the same elements and features we use in our larger commercial-grade mowers, featuring a hydrostatic drive system and zero-turn radius technology. Additionally, in fiscal 2012 we introduced the new Exmark Pioneer® S-Series 60" mower, featuring a patented cutting deck designed to yield professional results and improve cutting efficiency.

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

Golf Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; greens rollers; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In late fiscal 2011, we introduced the Greensmaster eFlex, which utilizes lithium-ion battery technology in conjunction with superior cutting performance intended to combine to deliver a highly efficient, extremely quiet, no carbon emissions greens mower. In fiscal 2012, we also introduced the GreensPro™ 1200, a riding greens roller that is designed to improve the playing conditions of fine turf surfaces, such as golf greens and turf tennis courts.

   We also manufacture and market underground irrigation systems for the golf course market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These irrigation systems are designed to use computerized management systems and a variety of other technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate through an Internet server for processing and presentation to a user through the web. Our R Series conversion assemblies enable the upgrade of select competitive sprinklers to our patented technologies, such as our TruJectory™ sprinklers with adjustable height of spray capability. Our popular Lynx® central control system allows superintendents to control the irrigation of their course from a web-enabled device, or via our National Support Network, which provides remote troubleshooting.

Residential/Commercial Irrigation and Lighting Market.   Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are designed for use in residential and commercial turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electric controllers activate hydraulic valves and sprinklers in a typical irrigation system. Our Irritrol Climate Logic® smart device automatically adjusts irrigation system watering times based on real-time weather data from an on-site sensor combined with historical averages, while our award-winning Toro Precision™ Soil Sensor wirelessly transmits soil moisture content to any modern day irrigation controller and signals whether or not a watering cycle is needed. In fiscal 2012, both the Toro and Irritrol brands achieved Environmental Protection Agency ("EPA") WaterSense certification for numerous irrigation controller families and models.

   Our retail irrigation products are marketed under the Toro and Lawn Genie brand names. These products are designed for homeowner installation and include sprinkler heads, valves, timers, sensors, and drip irrigation systems. The XTRA SMART® ECXTRA™ sprinkler timer and its intuitive, online Scheduling Advisor™ recommends the proper watering schedule based on the local weather, plant type, and sprinkler type.

   We manufacture and market lighting products under the Unique Lighting Systems brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for residential and commercial landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our irrigation products. In fiscal 2012, we introduced the new line of FLEX™ Series drop-in LED lamps featuring our Thermal Management System, which is scientifically designed to dissipate heat for a long life LED while substantially reducing energy consumption and maintenance costs in applications where high quality lighting is desired.

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-Traxx® PBX drip tape, Aqua-Traxx® PC (pressure-compensating) drip tape, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture, mining, and landscape applications. In addition to these core products, we offer a full complement of control devices and connection options to complete the system. These products are sold primarily through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines. In fiscal 2012, we introduced the Neptune™ thinwall dripline, a medium-durability dripline that enables growers to install a subsurface drip irrigation system that is designed to last for up to ten years, and allow growers of medium-length crops to adopt drip irrigation at a more economical cost than other traditional irrigation methods. Also in fiscal 2012, we began operations at our new micro-irrigation facility in Ploiesti, Romania in order to support the anticipated global growth of our micro-irrigation business and enable future capacity expansion.

Rental and Construction Market.   Products for the rental market include compact utility loaders, walk-behind trenchers, stump grinders, and tree care and turf renovation products, many of which are also sold to landscape contractors. Our compact utility loaders are the cornerstone products for our Toro Sitework Systems business, which are designed to improve the efficiency in creation and renovation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. Our Toro Sitework Systems business also offers a line of turf renovation equipment, including aerators, seeders, and power rakes. In fiscal 2012, we introduced the 30" Dual Hydro Ride-On aerator, which features zero-turn maneuverability, variable speed, and reversible traction drive. We also expanded our rental market presence with the April 2012 acquisition of a line of products featuring concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools. In February 2012, we also entered the construction market with the acquisition of an equipment line of vibratory plows, trenchers, and horizontal directional drills, all of which are used in the installation, repair, and replacement of underground utilities with minimal impact on surrounding landscapes or structures.

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

Walk Power Mower Products.   We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Pope brand in Australia and the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. We also offer a line of rear-roller walk power mowers, a design that provides a striped finish, for the United Kingdom market. In fiscal 2012, we introduced the TimeMaster® walk power mower featuring a 30" deck with a dual blade timed cutting system and a Quick-Stow lever, which are designed to work together to reduce the amount of time spent mowing while allowing for easy compact storage.

Riding Products.   We manufacture and market riding products under the Toro brand name. Riding products primarily consist of zero-turn radius mowers that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Our TimeCutter® SS zero-turn radius mowers are equipped with our innovative Smart Speed® control system, which is designed to allow the operator to choose different ground speed ranges with the flip of a lever and without changing the blade or engine speed. In fiscal 2012, we introduced the TimeCutter® MX zero-turn radius mower featuring the speed and agility of the TimeCutter® SS with a heavy-duty fabricated deck design and a larger transmission. We also sell lawn and garden tractor riding products, as well as rear engine and direct-collect riding mowers that are manufactured and sold in the European market. Many models of our riding products are available with a variety of engines, decks, transmissions, and accessories.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including electric, gas, and cordless grass trimmers, electric and cordless hedge trimmers, electric and gas blower-vacuums, and electric snow throwers. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. In fiscal 2012, we introduced a new line of lithium-ion battery powered cordless grass and hedge trimmers which require no gas or oil and are virtually maintenance free. In fiscal 2012, we also introduced the 1500 Power Curve® electric snow thrower featuring Qwik-Key starting mechanism and intuitive controls while weighing just 25 pounds, making it easy to use and maneuver.

Gas Snow Removal Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models. Single-stage snow throwers are walk behind units with lightweight four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology and some feature our Quick Shoot™ control system that enables operators to quickly change snow-throwing direction. Our innovative pivoting scraper is designed to keep the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep, heavy snow and use four-cycle engines. Our two-stage snow throwers include a line of innovative models featuring our patented Anti-Clogging System and Quick Stick® chute control technology. In fiscal 2012, we enhanced our portfolio of two-stage snow throwers by introducing a new line of Power Max® snow throwers featuring a unique one-piece frame designed to provide maximum strength and durability.

Financial Information about International Operations
and Business Segments

We currently manufacture our products in the United States, Mexico, Australia, the United Kingdom, Italy, and Romania for sale throughout the world. We maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Korea, and Germany. New product development is pursued primarily in the United States. Our net sales outside the United States were 30.3 percent, 32.3 percent, and 31.8 percent of total consolidated net sales for fiscal 2012, 2011, and 2010, respectively.

   A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this report. For additional financial information regarding our international operations and each of our three reportable business segments, see Note 12 of the Notes to Consolidated Financial Statements, in the section entitled "Segment Data," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

Engineering and Research

We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology could be slow to be accepted or not accepted by the marketplace. We attempt to mitigate these risks through our focus on and commitment to understanding our customers' needs and requirements. We invest time upfront with customers, using "Voice of the Customer" tools, to help us develop innovative products that are intended to meet or exceed customer expectations. We use Design for Manufacturing and Assembly ("DFM/A") tools to ensure early manufacturing involvement in new product designs intended to reduce production costs. DFM/A focuses on reducing the number of parts required to assemble new products, as well as designing products to move more efficiently through the manufacturing process. We strive to make improvements to our new product development system as part of our continuing focus on Lean methods to shorten development time, reduce costs, and improve quality.

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $60.1 million (3.1 percent of net sales) in fiscal 2012, $57.0 million (3.0 percent of net sales) in fiscal 2011, and $53.3 million (3.2 percent of net sales) in fiscal 2010.

Manufacturing and Production

In some areas of our business we serve as a fully integrated manufacturer, while in others we are primarily an assembler. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve the quality, fit, and finish of our products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market demand.

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

   Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. In fiscal 2012, our production system utilized Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities as appropriate for the business units they support in order to better align the production of our products to meet customer demand. This has resulted in improved service levels for our participating suppliers, distributors, and dealers.

   We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed, to adjust for market demand. Capital expenditures for fiscal 2013 are planned to be approximately $60 million as we expect to continue to invest in new product tooling and replacement production equipment, as well as expansion of facilities.

Raw Materials

During fiscal 2012, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2011, which hampered our gross margin growth rate in fiscal 2012 as compared to fiscal 2011. We anticipate that some of the increased commodity prices we experienced during fiscal 2012 will continue into fiscal 2013. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases in part by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

   Most of the components of our products are also affected by commodity cost pressures and are commercially available from a number of sources. In fiscal 2012, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors, all of which we purchase from several suppliers around the world.

Service and Warranty

Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is generally for specified periods of time and on select products' hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Warranty expense is accrued at the time of sale based on the type and estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense. We sell extended warranty coverage on select products for a prescribed period after the original warranty period expires.

Product Liability

We have rigorous product safety standards and continually work to improve the safety and reliability of our products. We monitor for accidents and possible claims and establish liability estimates based on internal evaluations of the merits of individual claims. We purchase excess insurance coverage for catastrophic product liability claims for incidents that exceed our self-insured retention levels.

Patents and Trademarks

We own patents, trademarks, and trade secrets related to our products in the United States and certain countries outside the United States in which we conduct business. We expect to apply for future patents and trademarks, as appropriate, in connection with the development of innovative new products, services, and enhancements. Although we believe that, in the aggregate, our patents are valuable, and patent protection is beneficial to our business and competitive positioning, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents. However, certain Toro trademarks that contribute to our identity and the recognition of our products and services, including the Toro® name and logo, are an integral part of our business, and their loss could have a material adverse effect on our business and operating results.

   We regularly review certain patents issued by the United States Patent and Trademark Office ("USPTO") and international patent offices to prevent possible infringement of our patents by others. Additionally, we periodically review competitors' products to help avoid potential liability with respect to others' patents. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting our patents against competitors and defending against patent infringement assertions by others.

   Similarly, we periodically monitor various trademark registers and the market to prevent infringement of and damage to our trademarks by others. We are currently involved in trademark oppositions where we are asserting our trademarks against third parties who are attempting to establish rights in trademarks that are confusingly similar to ours. We believe these activities help minimize risk of harm to our trademarks, and help maintain distinct products and services that we believe are well regarded in the marketplace.

Seasonality

Sales of our residential products, which accounted for 31 percent of total consolidated net sales in fiscal 2012, are seasonal, with sales of lawn and garden products occurring primarily between February and May, depending upon seasonal weather conditions and demand for our products. Sales of snow removal products occur primarily between July and January, depending upon seasonal snow falls, product availability, and demand for our snow removal products. Opposite seasons in global markets in which we sell our products somewhat moderate this seasonality of our residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the Southern U.S. and in our markets in the Southern hemisphere continues for a longer portion of the year than in Northern regions of the world.

   Overall, worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, accounts receivable balances increase between January and April because of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash balances, cash flows from operations, and our bank credit lines.

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2012		Fiscal 2011
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings

First	22%	16%	20%	15%
Second	35	53	33	51
Third	26	31	27	30
Fourth	17	0	20	4

Effects of Weather

From time to time, weather conditions in particular geographic regions or markets may adversely or positively affect sales of some of our products and field inventory levels and result in a negative or positive impact on our future net sales. If the percentage of our net sales from outside the United States increases, our dependency on weather in any one part of the world decreases. Nonetheless, weather conditions could materially affect our future net sales.

Working Capital

We fund our operations through a combination of cash and cash equivalents, cash flows from operations, short-term borrowings under our credit facilities, and long-term debt. Cash management is centralized and intercompany financing is used, wherever possible, to provide working capital to wholly owned subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs, acquisitions, or other investment opportunities.

Distribution and Marketing

We market the majority of our products through approximately 40 domestic and 120 international distributors, as well as a large number of outdoor power equipment dealers, hardware retailers, home centers, and mass retailers in more than 90 countries worldwide.

   Professional products are sold to distributors primarily for resale to golf courses, sports fields, industrial facilities, contractors, and government customers, and in some markets for resale to dealers. We also sell some professional segment products directly to government customers and rental companies, as well as to end-users in certain international markets. Select residential/commercial irrigation and lighting products are sold to professional irrigation and lighting distributors, and certain retail irrigation products are sold directly to home centers. Products for the rental and construction market are sold to directly to dealers and large rental companies. Toro and Exmark landscape contractor products are also sold directly to dealers in certain regions of the United States.

   Residential products, such as walk power mowers, riding products, and snow throwers, are generally sold directly to home centers, dealers, hardware retailers, and mass retailers. In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Home solutions products are primarily sold directly to home centers, mass retailers, and hardware retailers. We also sell selected residential products over the Internet. Internationally, residential products are sold directly to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, residential products are mainly sold to distributors for resale to dealers and mass retailers.

   During fiscal 2012, we owned two domestic distribution companies. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors.

   Our distribution systems are intended to assure quality of sales and market presence, as well as to provide effective after-purchase service and support. We believe our distribution network provides a competitive advantage in marketing and selling our products, in part, because our primary distribution network is focused on selling and marketing our products, and because of the long-term relationships they have established and experienced personnel they utilize to deliver high levels of customer satisfaction.

   Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Unique Lighting Systems®, Lawn-Boy®, and Lawn Genie® products.

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

Customers

Overall, we believe that in the long-term we are not dependent on any single customer; however, the residential segment of our business is dependent on The Home Depot as a customer, which accounted for approximately 11 percent of our total consolidated gross sales in both fiscal 2012 and 2011. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

 Backlog of Orders

Our backlog of orders is dependent upon when customers place orders, and is not necessarily an indicator of our expected results for our fiscal 2013 net sales. The approximate backlog of orders as of October 31, 2012 and 2011 was $123.9 million and $85.2 million, respectively, an increase of 45.4 percent. This increase was primarily from strong orders for our professional segment diesel engine products subject to Tier 4 emission requirements. As we prepare for the new emission requirements, we intend to implement price increases for our products subject to these regulations; therefore, many customers placed orders in advance of when price increases go into effect for products impacted by the new emission requirements, which resulted in the increase in backlog of orders as of October 31, 2012 compared to October 31, 2011. We expect the existing backlog of orders will be filled in early fiscal 2013.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, some of which have larger operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in and focus on maintaining turf and landscapes, and our distribution channels position us well to compete in various markets.

   Internationally, residential segment products face more competition because many foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support, as needed, to foreign customers to remain competitive in international markets.

Environmental Matters and Other Governmental Regulation

We are subject to numerous federal, international, states, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air and discharges to water; product and associated packaging; restricted substances, including recently-promulgated "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The United States EPA, the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, the EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our professional segment products. Beginning January 1, 2013, such requirements expand to additional horsepower categories and, accordingly, apply to more of our products.
•
The United States federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the European Union ("EU") and each of its member states, have implemented one or more of the following: (i) the Waste Electrical and Electronic Equipment ("WEEE") directive or similar product life-cycle management laws, rules, or regulations, which mandate the labeling, collection, and disposal of specified waste electrical and electronic equipment, including some of our products; (ii) the Restriction on the use of Hazardous Substances ("RoHS") directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment, including some of our products; (iii) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (iv) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products, including some of our products; and (v) product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to collect, dispose, and recycle certain products, including some of our products, at the end of their useful life.
•
Our products, when used by residential customers, may be subject to various federal, state, and international laws, rules, and regulations that are designed to protect consumers, including rules and regulations of the Consumer Product Safety Commission.

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

   We continue to provide financing in the form of open account terms directly to home centers and mass retailers; general line irrigation dealers; international distributors and dealers, other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; government customers; and rental companies. Some independent international dealers continue to finance their products with third party sources.

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

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions. As of October 31, 2012, we had an outstanding note receivable from one distribution company in the amount of $1.1 million.

Employees

During fiscal 2012, we employed an average of 5,066 employees. The total number of employees as of October 31, 2012 was 5,055. We consider our employee relations to be good. Three collective bargaining agreements, each expiring in October 2013, May 2014, and October 2014, cover approximately 18 percent of our total employees. We also retain temporary and seasonal workers, mainly at our distribution centers and manufacturing facilities, as well as part-time workers, independent contractors, and consultants.

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

 Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

   Forward-looking statements involve risks and uncertainties. These risks and uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to our company. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position, or future financial performance are described below in Part I, Item 1A, "Risk Factors." We wish to caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including in Part I, Item 1A, "Risk Factors," as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including in Part I, Item 1A, "Risk Factors," are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.

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

If economic conditions and outlook in the United States and in other countries in which we conduct business do not improve or if they worsen, our net sales and earnings could be adversely affected.

Economic conditions and outlook in the U.S. and in other countries in which we conduct business can impact demand for our products and, ultimately, our net sales. These include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of state debt and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels resulting from tax increases or otherwise; prolonged high unemployment rates; higher commodity and components costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which has had an adverse effect on our net sales and earnings. If economic conditions and outlook in the U.S., Europe, and in the other countries in which we conduct business do not further improve, or if they worsen, our net sales and earnings could be adversely affected in the future.

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

Our professional segment net sales are dependent upon golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; continued acceptance of and demand for micro-irrigation solutions for agricultural markets; the availability of credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

Our professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating landscapes, such as golf courses, sports fields, residential and commercial landscapes, and governmental and municipal properties. Accordingly, our professional segment net sales are impacted by golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners' who outsource their lawn care; continued acceptance of and demand for micro-irrigation solutions for agricultural markets; the level of residential and commercial construction; availability of cash or credit on acceptable terms to finance new product purchases; and the amount of government spending for new grounds maintenance equipment. Among other things, any one or a combination of the following factors could have an adverse effect on our professional segment net sales:

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
•
continued acceptance of and demand for micro-irrigation solutions for agricultural markets;
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

The elimination or reduction of shelf space assigned to our residential products by retailers could adversely affect our residential segment net sales. Our residential segment net sales are also dependent upon buying patterns of customers. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points, this has resulted in increased demand and sales of our residential segment products purchased at retailers, such as The Home Depot, which accounted for approximately 11 to 13 percent of our total consolidated net sales in each of fiscal 2012, 2011, and 2010. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers or new distribution channels could have a material adverse impact on our business and operating results. Changing buying patterns of customers also could result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Our residential lawn and garden products are generally manufactured throughout the year and our residential snow removal products are generally manufactured in the summer and fall months but may be extended into the winter months depending upon demand. However, our production levels and inventory management goals for our residential segment products are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may not maintain the appropriate inventory levels, which could negatively impact our net sales or working capital, and hinder our ability to meet customer demand.

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

We currently manufacture our products in the United States, Mexico, Australia, the United Kingdom, Italy, and Romania for sale throughout the world. We maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Korea, and Germany. Our net sales outside the United States were 30.3 percent, 32.3 percent, and 31.8 percent of our total consolidated net sales for fiscal 2012, 2011, and 2010, respectively. International markets have, and will continue to be, a focus for us for revenue growth. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•
increased costs of customizing products for foreign countries;
•
difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;
•
the imposition of additional U.S. and foreign governmental controls or regulations; new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; and the imposition of increases in, costly and lengthy import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;
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

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure from foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts have been adversely affected by the unprecedented distress in the worldwide credit markets. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to numerous federal, international, states, and other governmental laws, rules, and regulations relating to, among other things; climate change; emissions to air and discharges to water; product and associated packaging; restricted substances, including recently-promulgated "conflict minerals" disclosure rules that are discussed in more detail below; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to regulatory compliance that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate, which may adversely affect market demand for our products and, ultimately, our net sales and financial results.

   The EPA has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expand to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with these Tier 4 requirements, these plans are subject to many variables including, among others, the ability of our suppliers to provide compliant engines on a timely basis and our ability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. Additionally, we have incurred and expect to continue to incur research, development, engineering, and other costs to design Tier 4 compliant products, which we currently expect will result in the implementation of price increases, some of which may be significant, on products subject to these regulations. The extent to which we are able to pass along to our customers these costs in the form of price increases may adversely affect market demand for our products and/or our profit margins, which may adversely affect our financial results. If our customers' buying patterns change to purchasing our products in advance of price increases resulting from the higher cost of compliance with such regulations, we may experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise change customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

   As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012 the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as "3TG" and include tin, tantalum, tungsten, and gold. The new rules will require us to engage in due diligence efforts for the 2013 calendar year, with initial disclosures required no later than May 31, 2014, and subsequent disclosures required no later than May 31 of each following year. We expect that we will incur additional costs and expenses, which may be significant, in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origins for any conflict minerals and metals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.

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

   In addition, governmental restrictions placed on water usage, as well as water availability, may adversely affect demand for our irrigation products. Changes in laws and regulations, including changes in accounting standards, taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, and reenactment or extension of the domestic research tax credit, also may adversely affect our operating results.

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

   We also rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our employees, suppliers, and consultants. These agreements may be breached, and we may not have adequate remedies for any such breach. Even if these confidentiality agreements are not breached, our trade secrets may otherwise become known or be independently developed by competitors.

We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or in our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results.

We currently manufacture most of our products at seven locations in the United States, two locations in Mexico, and one location in each of Australia, Italy, the United Kingdom, and Romania. We also have several locations that serve as distribution centers, warehouses, test labs, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. These facilities may be affected by natural or man-made disasters and other external events, including drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into new collective bargaining agreements, including one that expires in October 2013, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

   Our operating results may also be adversely affected if we are unable to cost-effectively open and manage new manufacturing and distribution facilities, and move production between such facilities as needed from time to time. In fiscal 2012, we began operations at our new micro-irrigation facility in Ploiesti, Romania in order to support the anticipated growth of our micro-irrigation business and enable future capacity expansion. If the facility does not produce the anticipated manufacturing and operational efficiencies, or if the micro-irrigation products produced at this facility are not accepted into new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

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

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, product placement and shelf space, and financing options. We compete in all of our product lines with numerous manufacturers, some of which have substantially larger operations and financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or devote greater resources to the development, promotion, and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors with manufacturing operations to low cost countries for significant cost and price reductions, and could harm our business and operating results.

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

In fiscal 2009, we established a financing joint venture with TCFIF for the purpose of providing reliable, competitive financing to our distributors and dealers in the U.S. and to select distributors of our products in Canada to support their businesses and increase our net sales, as well as to free up our working capital for our other strategic purposes. As a result, we are dependent upon the joint venture for our inventory financing programs, including floor plan and open account receivable financing. Additionally, we are dependent upon TCFCFC to provide inventory financing to dealers of our products in Canada.

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

•
make loans and investments, including acquisitions and transactions with affiliates;
•
create liens or other encumbrances on our assets;
•
dispose of assets;
•
enter into contingent obligations;
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

   Although we have in place a $150 million revolving credit facility that does not expire until July 2015, market deterioration or other factors could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

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
•
natural or man-made disasters or global pandemics, which may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and increase in insurance premiums;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2012, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 6 million square feet of space worldwide. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 36 acres of land in Minnesota utilized as a testing and storage facility, 15 acres of land in Minnesota held for future expansion, and 21 acres of land in California used as a testing site. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition. Management believes we have sufficient manufacturing capacity for fiscal 2013. Our significant facilities are listed below by location, ownership, and function as of October 31, 2012:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test lab
El Paso, TX	Owned/Leased	Components for professional and residential products and distribution center
Ankeny, IA	Leased	Residential and professional distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and distribution center
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Beatrice, NE	Owned/Leased	Professional products, test facility, distribution center, and office
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Lakeville, MN	Leased	Residential and professional distribution center
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Ploiesti, Romania	Owned	Professional products, distribution center, test lab, and office
Shakopee, MN	Owned	Components for professional and residential products
Braeside, Australia	Leased	Distribution center, service area, and office
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center, test lab, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
St. Louis, MO	Leased	Distribution facility, service area, and office
Sanford, FL	Leased	Professional products and distribution center
Fiano Romano, Italy	Owned	Professional products, distribution center, and office
Beverley, Australia	Owned	Professional products, distribution center, service area, and office
Baraboo, WI	Leased	Professional distribution center
Capena, Italy	Leased	Distribution center
Oevel, Belgium	Owned	Distribution center, service area, and office
Kent, WA	Leased	Distribution facility, service area, and office
Abilene, TX	Leased	Office, professional products, and service center

ITEM 3.   LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting and defending against patent infringement.

   For a description of our material legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements under the heading "Commitments and Contingent Liabilities – Litigation" included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 12, 2012, as well as other positions held by them for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Michael J. Hoffman 57, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004.

Judy L. Altmaier 51, Vice President, Operations and Quality Management	Vice President, Operations and Quality Management since October 2011. From October 2009 to October 2011, she served as Vice President, Operations. From January 2009 to October 2009, she served as Vice President/General Manager of Operations, Auto Group Americas for Eaton Corporation, a diversified industrial manufacturer. From July 2007 to January 2009, she served as Vice President/General Manager of Global Engine Valve Division in Turin, Italy for Eaton Corporation.

William E. Brown, Jr. 51, Group Vice President, International and Commercial Businesses	Group Vice President, International and Commercial Businesses since March 2012. From August 2010 to March 2012, he served as Vice President, International Business. From February 2009 to July 2010, he served as Vice President, Residential and Landscape Contractor Businesses. From November 2006 to February 2009, he served as Vice President, Consumer and Landscape Contractor Business – Toro.

Philip A. Burkart 50, Vice President, Irrigation Business	Vice President, Irrigation Business since September 2010, which includes responsibility for our Western-based distributor. From November 2006 to September 2010, he served as Vice President, Irrigation Businesses.

Timothy P. Dordell 50, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007.

Michael D. Drazan 54, Vice President, Global Micro-Irrigation Business	Vice President, Global Micro-Irrigation Business since March 2012. From February 2009 to March 2012, he served as Vice President, Contractor Business and Chief Information Officer, which included responsibility for our Exmark and Sitework Systems Businesses and our Information Services function. In September 2010, he also assumed responsibility for our Micro-Irrigation Business and Corporate Accounts. From November 2007 to February 2009, he served as Chief Information Officer and Vice President, Corporate Services.

Blake M. Grams 45, Vice President, Corporate Controller	Vice President, Corporate Controller since December 2008. From February 2006 to December 2008, he served as Managing Director, Corporate Controller.

Michael J. Happe 41, Group Vice President, Residential and Contractor Businesses	Group Vice President, Residential and Contractor Businesses since March 2012, which includes responsibility for our Residential and Landscape Contractor – Toro, Exmark, and Sitework Systems Businesses and our Midwestern-based distributor. From August 2010 to March 2012, he served as Vice President, Residential and Landscape Contractor Businesses. From December 2008 to July 2010, he served as Vice President, Commercial Business. From November 2007 to December 2008, he served as General Manager, Commercial Business.

Thomas J. Larson 55, Vice President, Treasurer	Vice President, Treasurer since December 2008. From February 2006 to December 2008, he served as Treasurer.

Richard M. Olson 48, Vice President, Exmark	Vice President, Exmark since March 2012. From September 2010 to March 2012, he served as General Manager, Exmark. From April 2008 to September 2010, he served as Managing Director, Operations. From November 2006 to April 2008, he served as Director, Operations.

Renee J. Peterson 51, Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer since August 2011. In March 2012, she also assumed responsibility for our Information Services function. From July 2009 to August 2011, she served as Vice President – Finance and Planning for the Truck and Automotive Segments of Eaton Corporation, a diversified industrial manufacturer. From September 2008 to July 2009, she served as Vice President – Finance, Information Technology and Business Development for the Automotive Segment of Eaton Corporation. From July 2005 to September 2008, she served as Vice President – Finance of Defense and Space Operations in the Aerospace Business at Honeywell International Inc.

Peter M. Ramstad 55, Vice President, Human Resources and Business Development	Vice President, Human Resources and Business Development since November 2007.

Darren L. Redetzke 48, Vice President, Commercial Business	Vice President, Commercial Business since August 2010. From December 2008 to July 2010, he served as Vice President, International Business. From November 2007 to December 2008, he served as General Manager, International Business.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for our common stock and cash dividends paid for each of the quarterly periods for fiscal 2012 and 2011 were as follows:

Fiscal year ended October 31, 2012	First	Second	Third	Fourth

Market price per share of common stock[1]
High sales price	$33.135	$36.525	$40.338	$42.360
Low sales price	25.890	30.000	32.750	35.640
Last sales price	32.650	35.305	37.910	42.220
Cash dividends per share of common stock[1,2]	0.11	0.11	0.11	0.11

Fiscal year ended October 31, 2011	First	Second	Third	Fourth

Market price per share of common stock[1]
High sales price	$32.395	$33.975	$34.215	$28.280
Low sales price	27.980	28.790	25.930	22.525
Last sales price	30.355	33.955	26.915	27.020
Cash dividends per share of common stock[1,2]	0.10	0.10	0.10	0.10

1
Market prices and per share data have been adjusted for all periods presented to reflect the impact of the company's two-for-one stock split effective June 29, 2012.
2
Future cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors.

Common Stock – 100,000,000 shares authorized, $1.00 par value, 58,266,482 and 59,206,190 shares outstanding as of October 31, 2012 and 2011, respectively.

Preferred Stock – 1,000,000 voting shares and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Shareholders – As of December 12, 2012, we had approximately 3,917 shareholders of record.

Purchases of Equity Securities – The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2012.

Period	Total Number of Shares Purchased[1,2,3]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]

August 4, 2012 through August 31, 2012	53,964	$37.07	48,992	2,078,115
September 1, 2012 through September 28, 2012	166,323	39.25	165,863	1,912,252
September 29, 2012 through October 31, 2012	441,701	39.73	437,575	1,474,677

Total	661,988	$39.39	652,430

1
On December 1, 2010, the Board of Directors authorized the repurchase of 6,000,000 shares of our common stock (as adjusted from the original amount of 3,000,000 shares in connection with our two-for-one stock split effective June 29, 2012) in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time.
2
Includes 8,666 shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our stock-based compensation plans. These 8,666 shares were not repurchased under our repurchase program, described in footnote 1 above.
3
Includes 892 units (shares) of our common stock purchased in open-market transactions at an average price of $39.99 per share on behalf of a rabbi trust formed to pay benefit obligations to participants in deferred compensation plans. These 892 shares were not repurchased under our repurchase program, described in footnote 1 above.

On December 11, 2012, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the Board at any time.

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

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2007 through October 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index
and a Peer Group

                          *$100 invested on 10/31/07 in stock or index, including reinvestment of dividends.

                          Fiscal year ending October 31.

Fiscal year ending October 31	2007	2008	2009	2010	2011	2012

The Toro Company	$100.00	$61.28	$68.75	$106.94	$103.23	$163.36
S&P 500	100.00	63.90	70.17	81.76	88.37	101.81
Peer Group	100.00	47.30	64.11	87.36	94.98	97.88

The industry peer group is based on the companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and includes: AGCO Corporation, The Alpine Group, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Inc., Deere & Company, Dover Corporation, Flowserve Corporation, General Cable Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology, ITT Corporation, Kennametal Inc., Lennox International Inc., Milacron Inc., NACCO Industries, Inc., Pall Corporation, Parker-Hannifin Corporation, Pentair Ltd., Snap-On Inc., The Shaw Group Inc., Tecumseh Products Company, Teleflex Inc., Terex Corporation, The Timken Company, and Walter Energy Inc.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2012. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data) Fiscal years ended October 31	2012	2011	2010	2009	2008

OPERATING RESULTS:
Net sales	$1,958,690	$1,883,953	$1,690,378	$1,523,447	$1,878,184
Net sales growth (decline) from prior year	4.0%	11.5%	11.0%	(18.9)%	0.1%
Gross profit as a percentage of net sales	34.4%	33.8%	34.1%	33.5%	34.8%
Selling, general, and administrative expense as a percentage of net sales	23.9%	24.0%	25.1%	26.0%	24.2%
Operating earnings	$205,613	$184,487	$151,266	$115,197	$198,409
As a percentage of net sales	10.5%	9.8%	9.0%	7.5%	10.6%
Net earnings	$129,541	$117,658	$93,237	$62,837	$119,651
As a percentage of net sales	6.6%	6.2%	5.5%	4.1%	6.4%
Basic net earnings per share[1]	$2.18	$1.88	$1.41	$0.88	$1.59
Diluted net earnings per share[1]	2.14	1.85	1.39	0.87	1.55
Return on average stockholders' equity	44.7%	43.4%	31.6%	18.5%	32.6%
SUMMARY OF FINANCIAL POSITION:
Total assets	$935,199	$870,663	$885,622	$872,682	$932,260
Average net working capital as a percentage of net sales[2]	15.2%	15.0%	13.9%	26.2%	27.5%
Long-term debt, including current portion	$225,340	$227,156	$225,548	$228,811	$230,791
Stockholders' equity	312,402	266,767	275,810	315,212	364,675
Debt-to-capitalization ratio	41.9%	46.0%	45.1%	42.5%	39.0%
CASH FLOW DATA:
Cash provided by operating activities	$185,798	$113,877	$193,507	$251,470	$215,722
Repurchases of Toro common stock	93,395	129,955	135,777	115,283	110,355
Cash dividends per share of Toro common stock[1]	0.44	0.40	0.36	0.30	0.30
OTHER STATISTICAL DATA:
Market price range –
High sales price[1]	$42.360	$34.215	$29.250	$21.015	$29.580
Low sales price[1]	25.890	22.525	18.235	10.130	13.580
Average number of employees	5,066	4,947	4,724	4,612	5,133

1
Per share data and sales prices have been adjusted for all periods presented to reflect the impact of the company's two-for-one stock split effective June 29, 2012.
2
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

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, agricultural micro-irrigation systems, rental and construction equipment, and residential yard and snow removal products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues have historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

 Summary of Fiscal 2012 Results

In fiscal 2012, we achieved record net sales and double digit net earnings growth. Our fiscal 2012 results included the following items of significance:

•
Net sales for fiscal 2012 increased by 4.0 percent compared to fiscal 2011 to a record of $1,958.7 million. This increase was primarily attributable to increased demand for our products largely resulting from the successful introduction of new and enhanced products that were well received by customers, as well as incremental sales of $22.1 million from acquisitions. However, a continuing sluggish economy in Europe hampered our international net sales in fiscal 2012 compared to fiscal 2011.
•
Professional segment net sales, which represented 68 percent of our total consolidated net sales in fiscal 2012, grew 7.3 percent in fiscal 2012 compared to fiscal 2011. Shipments increased due to higher demand for most of our domestic professional segment products largely resulting from the successful introduction of new and enhanced products, strong demand for domestic golf and landscape contractor equipment, continued growth in the micro-irrigation market, and incremental sales of $22.1 million from acquisitions.
•
In fiscal 2012, we completed three acquisitions within our professional segment to help us expand our presence in the rental and construction market and add to our golf product line-up. Specifically, we acquired a product line that includes vibratory plows, trenchers, and horizontal directional drills; a line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools; and a greens roller product line for the golf market.
•
Our residential segment net sales were down by 2.6 percent in fiscal 2012 compared to fiscal 2011 due primarily from lower shipments of snow thrower products and service parts due to reduced demand resulting from the lack of snowfall during the 2011-2012 winter season. However, sales of walk power mowers, zero-turn radius riding mowers, and trimmers were up due to positive customer response to newly introduced products and favorable weather conditions that drove strong demand.
•
International net sales for fiscal 2012 were down 5.6 percent compared to fiscal 2011 due mainly to lower sales in Europe as a result of continuing economic weakness and uncertainty in that region. In fiscal 2012, we began operations at our new micro-irrigation manufacturing facility in Romania for our water conserving drip irrigation products for agricultural markets. International net sales comprised 30.3 percent of our total consolidated net sales in fiscal 2012 compared to 32.3 percent in fiscal 2011 and 31.8 percent in fiscal 2010.
•
Fiscal 2012 net earnings of $129.5 million rose 10.1 percent compared to fiscal 2011, and diluted net earnings per share increased 15.7 percent in fiscal 2012 to $2.14 compared to $1.85 in fiscal 2011.
•
Gross margin was 34.4 percent in fiscal 2012, an increase of 60 basis points from 33.8 percent in fiscal 2011. Price increases on some products and manufacturing efficiencies from increased production and demand for our products contributed to the improvement in gross margin. However, higher average commodity prices and unfavorable product mix hindered our gross margin growth rate in fiscal 2012 as compared to fiscal 2011.
•
Although selling, general, and administrative ("SG&A") expense was up 3.4 percent in fiscal 2012 compared to fiscal 2011, SG&A expense as a percentage of net sales in fiscal 2012 was down to 23.9 percent compared to 24.0 percent in fiscal 2011, reflecting further leveraging of our SG&A costs over higher sales volumes.
•
Receivables decreased slightly by 0.5 percent as of the end of fiscal 2012 compared to the end of fiscal 2011. However, our inventory levels were up by 12.6 percent as of the end of fiscal 2012 compared to fiscal 2011 as we prebuilt inventory for anticipated higher demand before Tier 4 emission requirements go into effect, which impact our products having diesel engines with greater than 25 but less than 75 horsepower manufactured after January 1, 2013, as well as $12.6 million of incremental inventory from acquisitions as of the end of fiscal 2012. Average net working capital (accounts receivable plus inventory less trade payables) as a percent of net sales was 15.2 percent as of the end of fiscal 2012 compared to 15.0 percent as of the end of fiscal 2011. This increase was due mainly to higher average inventory levels in fiscal 2012 compared to fiscal 2011 as we prebuilt inventory in anticipation of strong demand for our products, mainly for products impacted by new Tier 4 emissions requirements, as well as incremental inventory from acquisitions. Our domestic field inventory levels were slightly higher as of the end of fiscal 2012 compared to the end of fiscal 2011 due in part to anticipated increase in retail demand.
•
On May 24, 2012, our Board of Directors declared a two-for-one stock split of our common stock, effected in the form of a 100 percent stock dividend paid on June 29, 2012. This was our third stock split in the past ten fiscal years. Earnings and dividends declared per share and weighted average shares outstanding are presented in this report after the effect of the 100 percent stock dividend. The two-for-one stock split is also reflected in the share amounts in all periods presented in this report.
•
We continued our history of paying quarterly cash dividends in fiscal 2012. We increased our fiscal 2012 quarterly cash dividend by 10 percent to $0.11 per share compared to our quarterly cash dividend in fiscal 2011 of $0.10 per share.
•
Our stock repurchase program returned $92.7 million in cash to our shareholders during fiscal 2012, which reduced our number of shares outstanding. This reduction resulted in a benefit to our diluted net earnings per share of approximately $0.10 per share in fiscal 2012 compared to fiscal 2011.

 Destination 2014

Our multi-year initiative, "Destination 2014," will take us to our centennial in 2014 and into our second century. This four-year initiative, which began with our 2011 fiscal year, is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative, we strive to achieve our goals by pursuing a progression of annual milestones. Each fiscal year we set forth associated organic revenue growth, operating earnings, and employee engagement goals, such as continuous improvement projects with cross-functional collaboration, and we also strive to continue to focus on the progress we made through our previous initiatives, such as working capital.

Organic Revenue Growth.   We intend to pursue strategic growth of our existing businesses and product categories with an annual organic revenue growth goal. One of our goals of our Destination 2014 initiative is to achieve $100 million in organic revenue growth in each of fiscal 2011, 2012, 2013, and 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the prior twelve-month period. While we exceeded our organic revenue growth goal of $100 million for fiscal 2011, we fell short of achieving that goal in fiscal 2012.

Operating Earnings Growth.   As part of our Destination 2014 growth goals, we have also set a bold earnings goal to raise operating earnings as a percentage of net sales to 12 percent by the end of fiscal 2014. In fiscal 2012 and 2011, we made progress towards this goal by achieving operating earnings as a percentage of net sales of 10.5 percent and 9.8 percent, respectively.

Outlook for Fiscal 2013

Our focus for fiscal 2013 is on generating customer demand for our innovative products, in spite of continuing economic uncertainty, particularly in the United States and Europe. We have taken, and continue to take, proactive measures with investments intended to help us gain market share and achieve strong financial results. We believe the key drivers for our fiscal 2013 financial performance will include, among many others, the following main factors:

•
We anticipate fiscal 2013 net sales in our professional segment to increase compared to fiscal 2012, led by anticipated continued growth in the worldwide micro-irrigation market for products that help our customers conserve the use of water as the need to become more efficient in water use is expected to drive demand for our products. We plan to continue to invest globally in new micro-irrigation products, manufacturing capacity, and infrastructure as we expect that products used for water conservation to be a long-term focus for us. We also anticipate higher sales of domestic golf and grounds equipment and landscape contractor equipment as we plan to introduce an array of innovative new products and expect customers to continue to replace aged inventory in fiscal 2013. As we continued to prepare for the phase-in of additional Tier 4 emission requirements affecting our products having diesel engines with greater than 25 but less than 75 horsepower manufactured after January 1, 2013 and sold in the U.S. and Canada, we prebuilt inventory in anticipation of higher demand before we implement expected price increases for our products subject to these regulations. Accordingly, we anticipate stronger demand prior to price increases going into effect for products subject to Tier 4 emission requirements, which is expected to result in higher sales volumes of our diesel engine products, mainly in the first quarter of fiscal 2013, than we have experienced in the past or expect to experience in the future. Additionally, we anticipate that our recent acquisitions in fiscal 2012 will expand our market presence in the rental and construction market and contribute incremental sales in fiscal 2013.
•
We expect our residential segment net sales to increase slightly in fiscal 2013 compared to fiscal 2012 as we anticipate the domestic economy to continue its slow rate of recovery. We anticipate higher demand for our innovative zero-turn radius riding mowers in fiscal 2013 as we believe customers will continue to migrate to zero-turn radius mowers from lawn and garden tractors. We also anticipate new products, such as our new two-stage snow thrower products and extension of our lithium-ion battery-powered home solutions products, to be well received by customers in fiscal 2013.
•
International markets will remain a focus for us to grow our revenues. However, as the European economic conditions remained weak in fiscal 2012, we anticipate uncertainty with the European economy to continue into fiscal 2013, which is expected to hamper our international net sales growth. We plan to continue investing in new products designed specifically for international markets and in infrastructure around the world, connecting us more closely to international customers and increasing our global presence. In fiscal 2012 we began operations at our new micro-irrigation manufacturing facility in Romania as we anticipate future worldwide market demand to increase for our water conserving drip irrigation products for agricultural markets, as previously discussed. A long-term goal is for international sales to comprise a larger percentage of our total consolidated net sales.
•
During fiscal 2013, we anticipate our gross margin rate to improve compared to fiscal 2012 as we continue to focus on productivity improvements intended to reduce production costs while realizing greater efficiencies in our processes. In addition, we expect to increase prices on some of our products.
•
We expect net earnings and diluted net earnings per share to be up in fiscal 2013 compared to fiscal 2012, driven mainly by our expectation of sales growth and an improvement in our gross margin rate, as well as an anticipated further reduction in our diluted shares outstanding due to repurchases of our common stock.

•
In fiscal 2013, we plan to continue to place emphasis on asset utilization with a focus on minimizing the amount of working capital in the supply chain. As of the end of fiscal 2012, our inventory levels were higher compared to inventory levels as of the end of fiscal 2011 as we prebuilt inventory in anticipation of higher demand for our products that will be subject to Tier 4 emission requirements, which go into effect for products manufactured after January 1, 2013. Therefore, as we sell through this prebuilt inventory during fiscal 2013, our average inventory levels are expected to be higher in fiscal 2013 compared to our average inventory levels in 2012; but we expect that inventory levels as of the end of fiscal 2013 will be lower compared to inventory levels as of the end of fiscal 2012. We anticipate our average net working capital as a percentage of net sales in fiscal 2013 to be slightly lower as compared to fiscal 2012. Consistent with our focus on asset management, we believe our domestic field inventory levels are currently appropriate and we anticipate field inventory levels to be approximately equivalent as of the end of fiscal 2013 compared to the field inventory levels as of the end of fiscal 2012.

   We will continue to keep a cautionary eye on the global economic environment, particularly in the United States and Europe, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified in Part I, Item 1A, "Risk Factors" of this report, which could cause our actual results to differ from our anticipated outlook.

RESULTS OF OPERATIONS

Fiscal 2012 net earnings were $129.5 million compared to $117.7 million in fiscal 2011, an increase of 10.1 percent. Fiscal 2012 diluted net earnings per share were $2.14, an increase of 15.7 percent from $1.85 per share in fiscal 2011. The primary factors contributing to the net earnings improvement were higher net sales, an increase in gross profit, leveraging of fixed SG&A costs over higher sales volumes, and a pre-tax charge of $4.7 million last fiscal year associated with a rework for a non-safety quality issue for our walk power mowers that was not duplicated this fiscal year. However, our tax rate in fiscal 2012 was higher compared to our tax rate in fiscal 2011 due to the expiration of the domestic research tax credit on December 31, 2011. Our net earnings per diluted share were also benefited by approximately $0.10 per share in fiscal 2012 compared to fiscal 2011 as a result of reduced shares outstanding from repurchases of our common stock.

   Fiscal 2011 net earnings were $117.7 million compared to $93.2 million in fiscal 2010, an increase of 26.2 percent. Fiscal 2011 diluted net earnings per share were $1.85, an increase of 32.1 percent from $1.40 per share in fiscal 2010. The primary factors contributing to the net earnings improvement were sales growth in all of our businesses, leveraging of fixed SG&A costs over higher sales volumes, and a lower effective tax rate, somewhat offset by higher commodity and freight expense that negatively impacted our gross margin rate, as well as a pre-tax charge of $4.7 million during fiscal 2011 due to costs associated with a rework for a non-safety quality issue that affected a large number of our residential segment walk power mowers. In addition, our net earnings per diluted share were benefited by approximately $0.09 per share in fiscal 2011 compared to fiscal 2010 as a result of reduced shares outstanding from repurchases of our common stock.

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.6)	(66.2)	(65.9)

Gross margin	34.4	33.8	34.1
SG&A expense	(23.9)	(24.0)	(25.1)

Operating earnings	10.5	9.8	9.0
Interest expense	(0.9)	(0.9)	(1.0)
Other income, net	0.4	0.3	0.4
Provision for income taxes	(3.4)	(3.0)	(2.9)

Net earnings	6.6%	6.2%	5.5%

Fiscal 2012 Compared With Fiscal 2011

Net Sales.   Worldwide net sales in fiscal 2012 were $1,958.7 million compared to $1,884.0 million in fiscal 2011, an increase of 4.0 percent. This net sales improvement was attributable to the following factors:

•
Increased shipments of professional segment products largely resulting from the successful introduction of new and enhanced products that were well received by customers and resulted in increased sales, strong demand for domestic golf and landscape contractor equipment as customers replaced their aged inventory, continued acceptance and demand for our drip irrigation solutions for agricultural markets, and incremental sales of $22.1 million from acquisitions. Additionally, a weaker average U.S. dollar compared to other currencies in which we transact business accounted for approximately $2 million of our overall net sales increase.
•
Higher shipments and demand of walk power mowers, zero-turn radius riding mowers, and trimmers in our residential segment due to positive customer response to newly introduced products and favorable weather conditions that drove strong demand. Additionally, sales of Pope products in Australia were up due to more favorable weather conditions in fiscal 2012 compared to fiscal 2011.

Somewhat offsetting those sales increases were:

•
A decline in overall residential segment net sales primarily from lower shipments of snow thrower products and service parts due to reduced demand resulting from the lack of snowfall during the 2011-2012 winter season.

•
A decrease in international net sales in both our professional and residential segments due mainly to lower sales in Europe as a result of economic weakness and uncertainty in that region.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin increased by 60 basis points to 34.4 percent in fiscal 2012 from 33.8 percent in fiscal 2011. This improvement was mainly the result of the following factors:

•
Price increases on some of our products.
•
Lower manufacturing costs from higher plant utilization, mainly related to increased production and demand for our products.
•
Rework costs in fiscal 2011 for a non-safety quality issue that affected a large number of our residential segment walk power mowers that was not duplicated in fiscal 2012.

Somewhat offsetting those positive factors were:

•
Higher average prices paid for commodities in fiscal 2012 compared to fiscal 2011.
•
Unfavorable product mix and lower gross margins on product sales from acquisitions in fiscal 2012 compared to fiscal 2011.

Selling, General, and Administrative Expense.   SG&A expense increased $15.3 million, or 3.4 percent, in fiscal 2012 compared to fiscal 2011. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expense as a percentage of net sales. SG&A expense rate in fiscal 2012 decreased by 10 basis points to 23.9 percent compared to 24.0 percent in fiscal 2011 due to fixed SG&A costs spread over higher sales volumes. However, the increase in SG&A expense of $15.3 million was driven mainly by the following factors:

•
Incremental costs from acquisitions of $7.2 million.
•
Higher self-insured health care expenses mainly from unfavorable claims experience.

Somewhat offsetting those increases in SG&A expense were:

•
A decline in marketing expenses of $6.3 million due mainly to incentive programs last year that were not duplicated to the same degree this fiscal year.
•
Lower incentive compensation expense of $4.2 million attributable to lower than planned financial results.

Interest Expense.   Interest expense for fiscal 2012 slightly decreased by 0.4 percent compared to fiscal 2011 as a result of lower average debt levels.

Other Income, Net.   Other income, net consists mainly of our proportionate share of income or losses from equity investments (affiliates), currency exchange rate gains and losses, litigation settlements and recoveries, interest income, and retail financing revenue. Other income for fiscal 2012 was $7.6 million compared to $7.3 million in fiscal 2011, an increase of $0.3 million, or 3.4 percent. This increase in other income, net was due mainly to an increase in income from our equity investment in Red Iron, somewhat offset by lower interest income in fiscal 2012 compared to fiscal 2011.

Provision for Income Taxes.   The effective tax rate for fiscal 2012 was 34.0 percent compared to 32.7 percent in fiscal 2011. The increase in the effective tax rate was primarily the result of the expiration of the domestic research tax credit on December 31, 2011.

   We anticipate our tax rate for fiscal 2013 to be slightly lower than our fiscal 2012 tax rate.

Fiscal 2011 Compared With Fiscal 2010

Net Sales.   Worldwide net sales in fiscal 2011 were $1,884.0 million compared to $1,690.4 million in fiscal 2010, an increase of 11.5 percent. This net sales improvement was primarily driven by:

•
Higher shipments of worldwide professional segment products largely resulting from the successful introduction of new products that were well received by customers and resulted in increased sales, strong worldwide demand for golf equipment and irrigation systems, additional manufacturing capacity that increased production and enabled higher sales of our water conserving products for agricultural markets to meet increased worldwide demand, particularly in Eastern Europe, and incremental sales of $19 million from acquisitions.
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
•
An increase in international net sales in for both our professional and residential segments due to increased demand primarily from improved market conditions in our key international regions and the successful introduction of new products that were well received by customers. Additionally, a weaker average U.S. dollar compared to other currencies in which we transact business accounted for approximately $21 million of our net sales increase.

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
•
Favorable product mix from increased sales of products that carry higher average gross margins.

Selling, General, and Administrative Expense.   SG&A expense increased $27.0 million, or 6.4 percent, from fiscal 2010. SG&A expense rate in fiscal 2011 decreased 110 basis points to 24.0 percent compared to 25.1 percent in fiscal 2010 due to fixed SG&A costs spread over higher sales volumes and lower product liability expense of nearly $5 million due to favorable claims experience in fiscal 2011. However, marketing expenses increased by $19 million in fiscal 2011 compared to fiscal 2010 due to higher sales volumes and incentive programs designed to promote sales growth.

Interest Expense.   Interest expense for fiscal 2011 slightly decreased by 0.8 percent compared to fiscal 2010 as a result of lower average debt levels.

Other Income, Net.   Other income, net for fiscal 2011 was $7.3 million compared to $7.1 million in fiscal 2010, an increase of $0.2 million, or 2.7 percent. This increase in other income, net was due mainly to an increase in income from affiliates, somewhat offset by higher foreign currency exchange rate losses in fiscal 2011 compared to fiscal 2010.

Provision for Income Taxes.   The effective tax rate for fiscal 2011 was 32.7 percent compared to 34.0 percent in fiscal 2010. The decrease in the effective tax rate was primarily the result of the retroactive reenactment of the domestic research tax credit in fiscal 2011.

PERFORMANCE BY BUSINESS SEGMENT

As more fully described in Note 12 of the Notes to Consolidated Financial Statements, we operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Operating earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Operating loss for the Other segment includes earnings (loss) from our wholly owned domestic distribution companies, corporate activities, other income, and interest expense.

   The following information provides perspective on our business segments' net sales and operating results.

Professional

Professional segment net sales represented 68 percent of consolidated net sales for fiscal 2012, 66 percent for fiscal 2011, and 64 percent for fiscal 2010. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2012	2011	2010

Net sales	$1,329.5	$1,239.1	$1,085.5
% change from prior year	7.3%	14.2%	12.4%
Operating earnings	$232.1	$205.0	$173.8
As a percent of net sales	17.5%	16.5%	16.0%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2012 were up by 7.3 percent compared to fiscal 2011 primarily as a result of the following factors:

•
Successful introduction of new and enhanced products that were well received by customers and resulted in increased sales and demand.
•
Higher shipments and demand for domestic golf and landscape contractor equipment as customers replaced their aged inventory. Additionally, golf rounds played were up in fiscal 2012 compared to fiscal 2011 resulting in increased revenue for golf courses and related investments in equipment, which contributed to higher sales of our golf equipment products.
•
Increased net sales of micro-irrigation products due to continued acceptance and demand for our drip irrigation solutions for agricultural markets, additional manufacturing capacity that increased production and enabled higher sales of our micro-irrigation products, and dealer expansion that assisted us to better meet the growing market demand for agricultural irrigation.
•
Incremental sales of $22.1 million from acquisitions.

Somewhat offsetting those sales increases were lower sales in Europe as a result of economic weakness and uncertainty in that region.

   Worldwide net sales for the professional segment in fiscal 2011 were up by 14.2 percent compared to fiscal 2010 primarily from higher shipments for most domestic and international products as a result of improved market conditions in our professional segment during fiscal 2011 compared to fiscal 2010. In addition, professional segment sales increased due to the successful introduction of new products that were well received by customers, as well as higher shipments and demand of worldwide golf maintenance equipment and irrigation systems due to new golf development projects in key international markets, particularly in Asia, and domestic renovation projects. Net sales of micro-irrigation products were also up due to increased market demand, particularly in Eastern Europe, and additional manufacturing capacity that increased production and enabled higher sales of our water conserving products for agricultural markets. Sales of Sitework Systems products were strong as a result of the rebound in the rental market and the successful introduction of new products. Additionally, incremental sales of $12 million from acquisitions and a weaker average U.S. dollar compared to most other currencies in which we transact business contributed to our professional segment net sales growth for fiscal 2011 compared to fiscal 2010.

Operating Earnings.   Operating earnings for the professional segment in fiscal 2012 increased 13.2 percent compared to fiscal 2011 due primarily to higher sales volumes. Expressed as a percentage of net sales, professional segment operating margins increased 100 basis points to 17.5 percent in fiscal 2012 compared to 16.5 percent in fiscal 2011. The following factors impacted professional segment operating earnings:

•
Higher gross margin in fiscal 2012 compared to fiscal 2011 as a result of price increases on some products and manufacturing efficiencies from higher plant utilization, mainly related to increased production and demand for our products. Those gross margin improvements were somewhat offset by higher average commodity prices and lower gross margins on product sales from acquisitions.
•
A decline in SG&A expense rate in fiscal 2012 compared to fiscal 2011 due mainly to leveraging fixed SG&A costs over higher sales volumes and a decline in marketing expenses, somewhat offset by higher warranty expense.

   Operating earnings for the professional segment in fiscal 2011 increased 18.0 percent compared to fiscal 2010 due primarily to higher sales volumes. Expressed as a percentage of net sales, professional segment operating margins increased 50 basis points to 16.5 percent in fiscal 2011 compared to 16.0 percent in fiscal 2010. The operating profit improvement was due to a decline in SG&A expense rate primarily from leveraging fixed SG&A costs over higher sales volumes and a decline in product liability expense. However, lower gross margin as a result of higher average commodity prices and increased freight expense driven by higher fuel prices hampered our professional segment operating profit improvement.

Residential

Residential segment net sales represented 31 percent of consolidated net sales for fiscal 2012, 33 percent for fiscal 2011, and 35 percent for fiscal 2010. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2012	2011	2010

Net sales	$607.4	$623.9	$589.7
% change from prior year	(2.6)%	5.8%	10.7%
Operating earnings	$57.9	$54.4	$58.0
As a percent of net sales	9.5%	8.7%	9.8%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2012 were down by 2.6 percent compared to fiscal 2011 primarily as a result of:

•
Lower shipments and demand for our snow thrower products and service parts due to the lack of snowfall during the 2011-2012 winter season.

Somewhat offsetting the decrease in residential segment net sales included the following factors:

•
Higher shipments and demand of walk power mowers, zero-turn radius riding mowers, and trimmers due to positive customer response to newly introduced products and favorable weather conditions that drove strong demand.
•
Increased sales of Pope products in Australia due to more favorable weather conditions in fiscal 2012 compared to fiscal 2011.

   Worldwide net sales for the residential segment in fiscal 2011 were up by 5.8 percent compared to fiscal 2010 primarily as a result of strong demand for our snow thrower products as our channel partners purchased product to fill depleted field inventory levels for the 2011-2012 snow season following strong sales from heavy snow falls during the 2010-2011 snow season, as well as additional product placement. Additionally, an increase in shipments of zero-turn radius riding mowers attributable to strong demand, resulting primarily from customer acceptance of new products, as well as a weaker average U.S. dollar compared to most other currencies in which we transact business, benefited our residential segment net sales in fiscal 2011 compared to fiscal 2010. Somewhat offsetting those increases was a decline in sales of walk power mowers and electric blowers due mainly to unfavorable weather conditions.

Operating Earnings.   Operating earnings for the residential segment in fiscal 2012 increased 6.4 percent compared to fiscal 2011. Expressed as a percentage of net sales, residential segment operating margins increased 80 basis points to 9.5 percent in fiscal 2012 compared to 8.7 percent in fiscal 2011. The following factors impacted residential segment operating earnings:

•
Higher gross margins from costs incurred in fiscal 2011 associated with a rework for a non-safety quality issue that affected a large number of our walk power mowers that was not duplicated in fiscal 2012, somewhat offset by unfavorable product mix and higher commodity costs.
•
Lower SG&A expense due to a decrease in marketing and warranty expense related to costs incurred in fiscal 2011 for incentive programs and special warranty modifications, respectively, that were not duplicated in fiscal 2012.

   Operating earnings for the residential segment in fiscal 2011 decreased 6.1 percent compared to fiscal 2010. Expressed as a percentage of net sales, residential segment operating margins declined 110 basis points to 8.7 percent in fiscal 2011 compared to 9.8 percent in fiscal 2010 due to lower gross margins primarily as a result of costs associated with a rework for a non-safety quality issue that affected a large number of our walk power mowers, higher average commodity prices, and increased freight expense. Those increases were somewhat offset by lower manufacturing costs from higher plant utilization, mainly related to increased demand for our products. Additionally, an increase in SG&A expense mainly from an increase in warranty expense due to special warranty modifications, as well as higher spending for marketing, warehousing, and engineering, somewhat offset by a decline in product liability expense contributed to our residential segment operating margin decrease in fiscal 2011 compared to fiscal 2010.

Other

(Dollars in millions) Fiscal years ended October 31	2012	2011	2010

Net sales	$21.8	$21.0	$15.2
% change from prior year	3.6%	37.7%	(38.5)%
Operating loss	$(93.7)	$(84.6)	$(90.4)

Net Sales.   Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales in fiscal 2012 increased 3.6 percent compared to fiscal 2011 due to increased sales at our U.S. Midwestern-based distribution company.

   The other segment net sales in fiscal 2011 increased 37.7 percent compared to fiscal 2010 due to incremental sales from the addition of a U.S. Western-based distribution company that was acquired on October 29, 2010.

Operating Loss.   Operating loss for the other segment in fiscal 2012 increased by 10.8 percent compared to fiscal 2011. This loss increase was primarily attributable to an increase in our self-insured health care costs and higher bad debt expense, somewhat offset by an increase in income from our equity investment in Red Iron and lower incentive compensation expense.

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

FINANCIAL CONDITION

Working Capital

In fiscal 2012, we placed, and we intend to continue to place, emphasis on asset utilization with a focus on minimizing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. As we continue to prepare for the phase-in of additional Tier 4 emission requirements, we prebuilt inventory in anticipation of higher demand before Tier 4 emission requirements go into effect. This resulted in higher inventory levels and an increase in working capital in fiscal 2012 compared to fiscal 2011. We expect that we will implement price increases, some of which may be significant, for our products subject to these regulations. Therefore, we anticipate that some customers may purchase products impacted by these requirements prior to the emission requirement changes and price increases going into effect for products manufactured after January 1, 2013.

   The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2012	2011

Average cash and cash equivalents	$104.3	$114.6
Average receivables, net	185.2	188.7
Average inventories, net	260.8	242.5
Average accounts payable	149.0	149.0
Average days outstanding for receivables	35	37
Average inventory turnover (times)	4.93	5.14

   Average net receivables decreased slightly by 1.9 percent in fiscal 2012 compared to fiscal 2011 and our average days outstanding for receivables improved to 35 days in fiscal 2012 compared to 37 days in fiscal 2011 primarily as a result of lower international sales in fiscal 2012 compared to fiscal 2011 that generally have longer payment terms. Average net inventories increased by 7.5 percent in fiscal 2012 compared to fiscal 2011 as we prebuilt inventory for anticipated higher demand before Tier 4 emission requirements go into effect, as previously discussed, which also resulted in our average inventory turnover ratio to decrease by 4.1 percent in fiscal 2012 compared to fiscal 2011. Additionally, incremental inventory from acquisitions resulted in higher average inventory and inventory levels of $12.6 million as of the end of fiscal 2012 compared to fiscal 2011. As a result of higher average inventory levels, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales was 15.2 percent as of the end of fiscal 2012 compared to 15.0 percent as of the end of fiscal 2011.

   In fiscal 2013, we intend to continue our efforts on efficient asset management, with an increased focus on minimizing the amount of working capital in the supply chain and maintaining or improving order replenishment and service levels to end users. Notwithstanding these efforts, we expect average receivables to increase in fiscal 2013 compared to fiscal 2012 as we anticipate higher sales volumes in fiscal 2013 compared to fiscal 2012. We anticipate average inventory turnover to improve; however, we expect average inventory levels to be higher in fiscal 2013 compared to fiscal 2012 due in part to prebuilt inventory carried as of the end of fiscal 2012 in anticipation of higher demand for our products subject to Tier 4 emission requirements, as previously discussed. We also anticipate average accounts payable to increase in fiscal 2013 compared to fiscal 2012 driven by our continued focus on our supply chain initiatives.

 Capital Expenditures and
Other Long-Term Assets

Fiscal 2012 capital expenditures of $43.2 million were 24.7 percent lower compared to fiscal 2011. This decrease was primarily attributable to capital expenditures in fiscal 2011 for our new manufacturing facility in Romania. Capital expenditures for fiscal 2013 are planned to be approximately $60 million as we expect to continue to invest in new product tooling and replacement production equipment, as well as expansion of facilities.

   Long-term assets as of October 31, 2012 were $323.1 million compared to $337.8 million as of October 31, 2011, a decrease of 4.4 percent. This decrease was due primarily to a decline in capital expenditures in fiscal 2012 compared to fiscal 2011, as discussed previously.

Capital Structure

The following table details the components of our total capitalization and key ratios.

(Dollars in millions) October 31	2012	2011

Long-term debt, including current portion	$225.3	$227.2
Stockholders' equity	312.4	266.8
Debt-to-capitalization ratio	41.9%	46.0%

   Our debt-to-capitalization ratio decreased in fiscal 2012 compared to fiscal 2011 due to an increase in stockholders' equity from higher net earnings and lower repurchases of shares of our common stock in fiscal 2012 as compared to fiscal 2011.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and upgrading of existing facilities, as well as for financing of receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of October 31, 2012, cash and short-term investments held by our foreign subsidiaries that are not available to fund domestic operations unless repatriated were $13.0 million. We currently do not intend to repatriate this cash held by our foreign subsidiaries; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Dividends

Each quarter in fiscal 2012, our Board of Directors declared a cash dividend of $0.11 per share, which was a 10 percent increase over our cash dividend of $0.10 per share paid each quarter in fiscal 2011. As announced on December 11, 2012, our Board of Directors recently increased our fiscal 2013 first quarter quarterly cash dividend by 27.3 percent to $0.14 per share from the quarterly cash dividend paid in the first quarter of fiscal 2012.

Stock Split

On May 24, 2012, we announced that our Board of Directors declared a two-for-one stock split of our common stock, effected in the form of a 100 percent stock dividend. The stock split was distributed or paid on June 29, 2012, to shareholders of record as of June 15, 2012. As a result of this action, approximately 29.4 million shares were issued to shareholders of record as of June 15, 2012. The par value of the common stock remains at $1.00 per share and; accordingly, approximately $29,390 was transferred from retained earnings to common stock. Earnings and dividends declared per share and weighted average shares outstanding are presented in this report after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this report.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2012	2011	2010

Operating activities	$185.8	$113.9	$193.5
Investing activities	(47.3)	(69.3)	(60.8)
Financing activities	(93.0)	(140.1)	(142.3)
Effect of exchange rates on cash	(0.5)	(1.0)	(0.8)

Net cash provided (used)	$45.0	$(96.5)	$(10.4)

Cash and cash equivalents as of fiscal year end	$125.9	$80.9	$177.4

Cash Flows From Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2012, cash provided by operating activities increased $71.9 million, or 63.2 percent, from fiscal 2011. This increase was due mainly to an increase in accounts payable and accrued liabilities as of the end of fiscal 2012 compared to the end of fiscal 2011, as well has higher net earnings.

Cash Flows From Investing Activities.   Capital expenditures and acquisitions are our primary uses of capital resources. These investments are intended to enable sales growth for expanding markets and in new markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities was down 31.7 percent in fiscal 2012 compared to fiscal 2011 due mainly to lower levels of purchases of property, plant, and equipment and cash used for acquisitions.

Cash Flows From Financing Activities.   Cash used in financing activities decreased by 33.6 percent in fiscal 2012 compared to fiscal 2011. This decrease was primarily attributable to lower amounts of cash utilized to repurchase our common stock in fiscal 2012 compared to fiscal 2011, plus an increase in proceeds from exercises of stock options and tax benefits from stock-based awards.

Credit Lines and Other Capital Resources

Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior four-year revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $13.5 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2012, we had no outstanding short-term debt under these lines of credit. As of October 31, 2012, we had $12.8 million of outstanding letters of credit and $150.7 million of unutilized availability under our credit agreements. Additionally, as of October 31, 2012, we had $225.3 million outstanding in long-term debt that includes $100 million in aggregate principal amount of 7.8% debentures due June 15, 2027, $125 million in aggregate principal amount of 6.625% senior notes due May 1, 2037, and $1.9 million of other long-term notes issued in connection with acquisitions that will be paid during fiscal 2013.

   Our revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of October 31, 2012, we are not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of October 31, 2012, and we expect to be in compliance with all covenants during fiscal 2013. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was raised to BBB from BBB- by Standard and Poor's Ratings Group on April 30, 2012, and unchanged during fiscal 2012 by Moody's Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2012, we continued repurchasing shares of our common stock in the open market, thereby reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. As of October 31, 2012, 1,474,677 shares remained available for repurchase under our Board authorization.

   On December 11, 2012, our Board of Directors authorized the repurchase of up to an additional 5 million shares of our common stock in open market or privately negotiated transactions. This repurchase authorization has no expiration date but may be terminated by our Board of Directors at any time. We expect to continue repurchasing shares of our common stock in fiscal 2013 depending upon market conditions and our cash position.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2012	2011	2010

Shares of common stock purchased[1]	2,591,039	4,592,760	5,356,948
Cost to repurchase common stock	$92.7	$129.9	$135.8
Average price paid per share	$35.78	$28.30	$25.35

1
Does not include shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our stock-based compensation plans.

Customer Financing Arrangements

Wholesale Financing.   In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Under a separate arrangement, TCFCFC provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers, or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,191.3 million of new receivables for dealers and distributors during fiscal 2012, of which $239.8 million was outstanding as of October 31, 2012.

   Some independent international dealers continue to finance their products with a third party financing company. This third party financing company purchased $23.7 million of receivables from us during fiscal 2012, of which $9.7 million was outstanding as of October 31, 2012.

   We also enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by them. As of October 31, 2012, we were contingently liable to repurchase up to a maximum amount of $10.1 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies and Red Iron over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product up to but not exceeding our limited obligation, which could have an adverse effect on our operating results.

   We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; government customers; and rental companies.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. We have no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.

   From time to time, we enter into agreements where we provide recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2012 was $2.9 million.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2012, we had an outstanding note receivable in the aggregate of $1.1 million from one distribution company, which is included in other current and long-term assets on our consolidated balance sheets.

 Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2012.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt[1]	$1,858	$–	$–	$225,000	$226,858
Interest payments	16,156	32,162	32,163	224,335	304,816
Deferred compensation arrangements[2]	834	1,144	988	581	3,547
Purchase obligations	13,257	1,280	–	–	14,537
Operating leases[3]	13,623	20,358	10,404	30,158	74,543

Total	$45,728	$54,944	$43,555	$480,074	$624,301

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

   As of October 31, 2012, we also had $13 million in outstanding letters of credit issued, including standby letters of credit, during the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $4.6 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

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

Inflation

We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2012, we experienced higher average commodity costs compared to the average prices paid for commodities in fiscal 2011, which hampered our gross margin growth rate in fiscal 2012 as compared to fiscal 2011. We will continue to closely follow commodities that affect our product lines, and we anticipate average prices paid for some commodities to be higher in fiscal 2013 as compared to fiscal 2012. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Acquisitions

On April 25, 2012, during the second quarter of fiscal 2012, we completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and construction market. On February 10, 2012, also during the second quarter of fiscal 2012, we completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the construction market. On December 9, 2011, during the first quarter of fiscal 2012, we completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. The aggregate purchase price of these acquisitions was $11.1 million and all were accounted for as business combinations.

   These acquisitions were immaterial individually and, in the aggregate, based on our consolidated financial condition and results of operations.

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

Inventory Valuation.   We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the LIFO method for most U.S. inventories or the first-in, first-out ("FIFO") method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedule accordingly.

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

New Accounting Pronouncement to be Adopted

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. We will adopt this guidance in our first quarter of fiscal 2014, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

   No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2012 has had or is expected to have a material impact on our consolidated financial statements.

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

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2013 and 2014. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet cash flow hedge accounting criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss ("AOCL"), and fair value impact of derivative instruments in other income, net as of and for the fiscal year ended October 31, 2012 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact (Loss) Gain

Buy U.S. $/Sell Australian dollar	1.0156	$44,024.1	$(93.5)	$(943.9)
Buy U.S. $/Sell Canadian dollar	1.0189	6,919.4	(83.5)	404.5
Buy U.S. $/Sell Euro	1.2813	70,853.7	(1,134.8)	4,390.2
Buy U.S. $/Sell British pound	1.6031	2,837.5	–	(18.0)
Buy Euro/ Sell U.S. $	1.2872	6,603.7	–	385.1
Buy Mexican peso/ Sell U.S. $	13.6651	27,588.5	479.6	(1,418.3)
Buy Euro/Sell Romanian New Leu	4.5645	16,125.3	463.1	663.8
Buy British Pound/Sell Euro	1.2412	5,730.3	–	64.9
Buy Japanese Yen/ Sell U.S. $	79.3000	45.4	–	–

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. However, we do not have a cash flow or earnings exposure due to market risks on long-term debt. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Included in long-term debt is $225.3 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2012, the estimated fair value of long-term debt with fixed interest rates was $262.5 million compared to its carrying amount of $226.9 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.

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

Commodity Risk.   We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, fuel, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation." We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. Our manufacturing facilities enter into these fixed-price contracts for approximately 30 to 80 percent of their monthly-anticipated usage.

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

   Management, with the participation of the company's Chairman of the Board, President, and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2012. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2012.

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

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2012 and 2011 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Toro Company's management is responsible for these consolidated financial statements and the identified financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company as of October 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the identified financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota December 21, 2012

 CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2012	2011	2010

Net sales	$1,958,690	$1,883,953	$1,690,378
Cost of sales	1,285,596	1,247,306	1,113,987

Gross profit	673,094	636,647	576,391
Selling, general, and administrative expense	467,481	452,160	425,125

Operating earnings	205,613	184,487	151,266
Interest expense	(16,906)	(16,970)	(17,113)
Other income, net	7,555	7,309	7,115

Earnings before income taxes	196,262	174,826	141,268
Provision for income taxes	66,721	57,168	48,031

Net earnings	$129,541	$117,658	$93,237

Basic net earnings per share of common stock	$2.18	$1.88	$1.41

Diluted net earnings per share of common stock	$2.14	$1.85	$1.39

Weighted-average number of shares of common stock outstanding – Basic	59,446	62,534	65,964
Weighted-average number of shares of common stock outstanding – Diluted	60,618	63,594	66,874

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands) Fiscal years ended October 31	2012	2011	2010

Net earnings	$129,541	$117,658	$93,237

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,532)	104	(640)
Pension and retiree medical benefits, net of tax of $279, $(484), and $624, respectively	(528)	(539)	681
Derivative instruments, net of tax of ($239), $1,566, and $172, respectively	(88)	2,671	300

Other comprehensive (loss) income, net	(3,148)	2,236	341

Comprehensive income	$126,393	$119,894	$93,578

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2012	2011

ASSETS
Cash and cash equivalents	$125,856	$80,886
Receivables, net:
Customers (net of $3,733 and $1,964, respectively, for allowance for doubtful accounts)	144,241	142,400
Other	3,169	5,740

Total receivables, net	147,410	148,140

Inventories, net	251,117	223,030
Prepaid expenses and other current assets	24,437	18,303
Deferred income taxes	63,314	62,523

Total current assets	612,134	532,882

Property, plant, and equipment, net	180,523	191,140
Other assets	18,477	19,075
Goodwill	92,000	92,020
Other intangible assets, net	32,065	35,546

Total assets	$935,199	$870,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$1,858	$1,978
Short-term debt	–	41
Accounts payable	124,806	118,036
Accrued liabilities:
Warranty	69,848	62,730
Advertising and marketing programs	56,264	47,161
Compensation and benefit costs	51,591	53,653
Insurance	19,227	19,417
Income taxes	1,165	2,504
Other	53,363	53,560

Total current liabilities	378,122	359,080

Long-term debt, less current portion	223,482	225,178
Deferred revenue	11,143	10,619
Deferred income taxes	2,280	1,368
Other long-term liabilities	7,770	7,651
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 100,000,000 shares, issued and outstanding 58,266,482 shares as of October 31, 2012 and 59,206,190 shares as of October 31, 2011	58,266	59,206
Retained earnings	264,110	214,387
Accumulated other comprehensive loss	(9,974)	(6,826)

Total stockholders' equity	312,402	266,767

Total liabilities and stockholders' equity	$935,199	$870,663

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$129,541	$117,658	$93,237
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation, amortization, and impairment losses	53,634	48,506	45,011
Noncash income from affiliates	(5,996)	(5,682)	(2,599)
(Increase) decrease in deferred income taxes	(206)	(2,006)	2,940
Stock-based compensation expense	9,503	8,533	6,442
Other	(132)	(118)	(85)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(495)	(2,908)	(80)
Inventories, net	(21,973)	(25,667)	(9,920)
Prepaid expenses and other assets	(6,741)	(7,144)	3,056
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	28,663	(17,295)	55,505

Net cash provided by operating activities	185,798	113,877	193,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment, net	(43,242)	(57,447)	(48,699)
Proceeds from asset disposals	491	653	574
Distributions from (investments in) finance affiliate, net	5,091	3,034	(3,659)
Other	–	(360)	635
Acquisitions, net of cash acquired	(9,663)	(15,155)	(9,657)

Net cash used in investing activities	(47,323)	(69,275)	(60,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(922)	(776)	776
Repayments of long-term debt	(1,858)	(1,857)	(3,646)
Excess tax benefits from stock-based awards	9,017	2,988	3,396
Proceeds from exercise of stock options	20,347	14,467	16,680
Purchases of Toro common stock	(93,395)	(129,955)	(135,777)
Dividends paid on Toro common stock	(26,230)	(24,970)	(23,721)

Net cash used in financing activities	(93,041)	(140,103)	(142,292)

Effect of exchange rates on cash	(464)	(979)	(816)

Net increase (decrease) in cash and cash equivalents	44,970	(96,480)	(10,407)
Cash and cash equivalents as of the beginning of the fiscal year	80,886	177,366	187,773

Cash and cash equivalents as of the end of the fiscal year	$125,856	$80,886	$177,366

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$17,147	$17,120	$17,281
Income taxes	58,709	60,296	28,569
Shares issued in connection with stock-based compensation plans	2,986	4,005	903
Long-term debt issued in connection with acquisitions	100	3,515	440

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance as of October 31, 2009	$66,739	$257,876	$(9,403)	$315,212

Cash dividends paid on common stock – $0.36 per share	–	(23,721)	–	(23,721)
Issuance of 1,407,860 shares under stock-based compensation plans	1,408	21,644	–	23,052
Contribution of stock to a deferred compensation trust	–	70	–	70
Purchase of 5,356,948 shares of common stock	(5,357)	(130,420)	–	(135,777)
Excess tax benefits from stock-based awards	–	3,396	–	3,396
Other comprehensive income	–	–	341	341
Net earnings	–	93,237	–	93,237

Balance as of October 31, 2010	$62,790	$222,082	$(9,062)	$275,810

Cash dividends paid on common stock – $0.40 per share	–	(24,970)	–	(24,970)
Issuance of 1,009,520 shares under stock-based compensation plans	1,009	21,859	–	22,868
Contribution of stock to a deferred compensation trust	–	132	–	132
Purchase of 4,592,760 shares of common stock	(4,593)	(125,362)	–	(129,955)
Excess tax benefits from stock-based awards	–	2,988	–	2,988
Other comprehensive income	–	–	2,236	2,236
Net earnings	–	117,658	–	117,658

Balance as of October 31, 2011	$59,206	$214,387	$(6,826)	$266,767

Cash dividends paid on common stock – $0.44 per share	–	(26,230)	–	(26,230)
Issuance of 1,664,835 shares under stock-based compensation plans	1,665	27,930	–	29,595
Contribution of stock to a deferred compensation trust	–	255	–	255
Purchase of 2,604,525 shares of common stock	(2,605)	(90,790)	–	(93,395)
Excess tax benefits from stock-based awards	–	9,017	–	9,017
Other comprehensive loss	–	–	(3,148)	(3,148)
Net earnings	–	129,541	–	129,541

Balance as of October 31, 2012	$58,266	$264,110	$(9,974)	$312,402

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

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

Stock Split

On May 24, 2012, the company announced that its Board of Directors declared a two-for-one stock split of the company's common stock, effected in the form of a 100 percent stock dividend. The stock split was distributed or paid on June 29, 2012, to shareholders of record as of June 15, 2012. Earnings and dividends declared per share and weighted average shares outstanding are presented in this report after the effect of the two-for-one stock split. The two-for-one stock split is also reflected in the share amounts in all periods presented in this report.

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

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of October 31, 2012, cash and short-term investments held by the company's foreign subsidiaries that are not available to fund domestic operations unless repatriated were $12,963.

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

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for most inventories. The first-in, first-out ("FIFO") method is used for all other inventories, constituting 31 and 33 percent of total inventories as of October 31, 2012 and 2011, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production, as well as planned and historical sales of the inventory. During fiscal 2012 and 2011, no LIFO inventory layers were reduced.

   Inventories as of October 31 were as follows:

	2012	2011

Raw materials and work in progress	$91,465	$94,176
Finished goods and service parts	223,459	189,855

Total FIFO value	314,924	284,031
Less: adjustment to LIFO value	63,807	61,001

Total	$251,117	$223,030

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over two to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2012, 2011, and 2010, the company capitalized $256, $230, and $131 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2012	2011

Land and land improvements	$27,325	$26,776
Buildings and leasehold improvements	129,353	129,252
Machinery and equipment	460,568	434,796
Computer hardware and software	65,861	63,826

Subtotal	683,107	654,650
Less: accumulated depreciation	502,584	463,510

Total property, plant, and equipment, net	$180,523	$191,140

   During fiscal years 2012, 2011, and 2010, the company recorded depreciation expense of $46,840, $43,539, and $42,108, respectively.

Goodwill and Indefinite-Life Intangible Assets

Goodwill represents the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. Goodwill and some trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during each fourth fiscal quarter or more frequently if changes in circumstances or occurrence of events suggest the remaining value may not be recoverable.

   The company reviewed the fair value of its reporting units that have goodwill on their respective balance sheets with their corresponding carrying amount (with goodwill) during the fourth quarter of fiscal 2012. The company determined that it has eight reporting units, which are the same as its eight operating segments. Six reporting units contain goodwill on their respective balance sheets. As of August 31, 2012, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Based on the company's analysis of qualitative factors, the company determined that is was not necessary to perform the two-step goodwill impairment test for any of its reporting units.

   As of August 31, 2012, the company also performed an analysis of qualitative factors to determine whether it is more likely than not that its indefinite-life intangible assets, which consist of certain trade names, are impaired. Based on the company's analysis of qualitative factors, the company determined that is was necessary to perform a quantitative impairment analysis of its indefinite-life intangible assets. Based on the company's impairment analysis, the company wrote down $400 of an indefinite-life intangible asset during fiscal 2012. There was no indefinite-life intangible asset impairment in fiscal 2011 and 2010.

Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and definite-life intangible assets, which are identifiable assets that arose from purchase acquisitions consisting primarily of patents, non-compete agreements, customer relationships, trade names, and developed technology, and are amortized on a straight-line basis over periods ranging from 1.5 to 13 years. The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. For long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised.

   Based on the company's impairment analysis, the company wrote down $691, $109, and $348 of other long-lived assets during fiscal 2012, 2011, and 2010, respectively.

Accounts Payable

The company has a customer-managed services agreement with a third party to provide a web-based platform that facilitates participating suppliers' ability to finance payment obligations from the company with a designated third party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to a participating financial institution.

   The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. However, the company's right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers. As of October 31, 2012 and 2011, $16,159 and $14,643, respectively, of the company's outstanding payment obligations had been placed on the accounts payable tracking system.

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

   The changes in accrued warranties were as follows:

Fiscal years ended October 31	2012	2011

Beginning balance	$62,730	$56,934
Warranty provisions	38,439	40,144
Warranty claims	(35,431)	(33,774)
Changes in estimates	3,910	(849)
Additions from acquisitions	200	275

Ending balance	$69,848	$62,730

Derivatives

Derivatives, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. The company also utilizes cross currency swaps to offset foreign currency intercompany loan exposures. Derivatives are recognized on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are adjusted to fair value through other income, net in the consolidated statements of earnings.

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the consolidated statements of earnings.

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

   The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title of its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. From time to time, the company also stores inventory on a consignment basis at other customers' locations. The amount of consignment inventory as of October 31, 2012 and 2011 was $20,339 and $14,874, respectively.

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

Cost of Financing Distributor / Dealer Inventory

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

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $19,492, $16,394, and $14,490 for the fiscal years ended October 31, 2012, 2011, and 2010, respectively.

Advertising

General advertising expenditures and the related production costs are expensed in the period incurred or the first time advertising takes place. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $46,947, $49,362, and $39,281 for the fiscal years ended October 31, 2012, 2011, and 2010, respectively.

Stock-Based Compensation

The company's stock-based compensation awards are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors, and include performance share awards that are contingent on the achievement of performance goals of the company, non-qualified stock options, and restricted stock awards. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. See Note 10 for additional information regarding stock-based compensation plans.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss within the consolidated statements of stockholders' equity are as follows:

As of October 31	2012	2011	2010

Foreign currency translation adjustments	$5,436	$2,904	$3,008
Pension and retiree medical benefits, net of tax	4,328	3,800	3,261
Derivative instruments, net of tax	210	122	2,793

Total accumulated other comprehensive loss	$9,974	$6,826	$9,062

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

   Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2012	2011	2010

Weighted-average number of shares of common stock	59,440	62,530	65,960
Assumed issuance of contingent shares	6	4	4

Weighted-average number of shares of common stock and assumed issuance of contingent shares	59,446	62,534	65,964

DILUTED

(Shares in thousands) Fiscal years ended October 31	2012	2011	2010

Weighted-average number of shares of common stock and assumed issuance of contingent shares	59,446	62,534	65,964
Effect of dilutive securities	1,172	1,060	910

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	60,618	63,594	66,874

   Options to purchase an aggregate of 33,427, 417,436, and 661,110 shares of common stock outstanding during fiscal 2012, 2011, and 2010, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company's common stock during the same respective periods.

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

 New Accounting Pronouncements Adopted

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-life intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The company adopted ASU No. 2012-02, as permitted, for its annual impairment test for its fiscal year ended October 31, 2012. The adoption did not have a material impact on the company's consolidated financial statements.

   In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU No. 2011-05 guidance amended the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the changes in ASU No. 2011-05 of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The effective date for ASU No. 2011-12 is consistent with the effective date for ASU No. 2011-05, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively; early adoption is permitted. The company adopted this amended guidance in its fiscal 2012 fourth quarter. The adoption of this guidance did not have a material impact on the company's consolidated financial statements.

   In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure regarding fair value between U.S. GAAP and International Financial Reporting Standards. Specifically, the amendments clarify the application of existing fair value measurement and disclosure requirements, including: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of an instrument classified in a reporting entity's shareholders equity, and c) quantitative disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments also change a particular principle or requirement for fair value measurement and disclosure, including: a) measurement of the fair value of financial instruments that are managed within a portfolio, b) application of premiums and discounts in a fair value measurement, and c) additional disclosure about fair value measurements. The company adopted the amendments of ASU No. 2011-04 at the beginning of its fiscal 2012 second quarter, as required. The adoption of this guidance did not have an impact on the company's consolidated financial statements.

2	ACQUISITIONS

On April 25, 2012, during the second quarter of fiscal 2012, the company completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and construction market. On February 10, 2012, also during the second quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the underground utilities market. On December 9, 2011, during the first quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. The aggregate purchase price of these acquisitions was $11,112, which included cash payments and issuance of a long-term note.

   On June 24, 2011, the company completed the acquisition of certain assets of, and assumed certain liabilities for an equipment line of turf renovation equipment, including aerators, seeders, and power rakes, for the landscape, rental, municipal, and golf markets. On January 17, 2011, the company completed the acquisition of certain assets of, and assumed certain liabilities for a line of professionally installed landscape lighting fixtures and transformers for residential and commercial use. The aggregate net purchase price of these acquisitions during fiscal 2011 was $24,150, which included cash payments, the issuance of long-term notes, and estimated earnout considerations. The earnout considerations are based on annual financial results over certain thresholds as defined in the acquisition agreements.

   On October 29, 2010, the company completed the acquisition of certain assets of, and assumed certain liabilities from, one of its independent U.S. Western-based distribution companies. On April 30, 2010, the company completed the purchase of certain assets of, and assumed certain liabilities for an equipment line of stump grinders, wood chippers, and log splitters for rental centers and landscape professionals. On December 1, 2009, the company's wholly owned domestic distribution company completed the acquisition of certain assets of, and assumed certain liabilities from, one of the company's independent U.S. Midwestern-based distribution companies. The aggregate net purchase price of these acquisitions during fiscal 2010 was $9,137, which included cash payments, the issuance of a long-term note, and an estimated earnout consideration.

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

In fiscal 2009, the company and TCFIF, a subsidiary of TCF National Bank, established Red Iron, a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company's products in the U.S. and to select distributors of the company's products in Canada. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company's products in Canada. In connection with the establishment of Red Iron, the company terminated its agreement with a third party financing company that previously provided floor plan financing to dealers of the company's products in the U.S. and Canada. On June 6, 2012, the company and TCFIF entered into amendments to certain of the agreements pertaining to Red Iron, among other things, to extend the initial term of Red Iron until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term.

   The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2012 and 2011 was $12,545 and $11,640, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7,500 in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $211 and $190 as of October 31, 2012 and 2011, respectively.

   Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement during fiscal 2012 and 2011 was $1,191,343 and $1,111,778, respectively.

   Summarized financial information for Red Iron is presented as follows:

For the twelve months ended October 31	2012	2011	2010

Revenue	$19,765	$17,116	$12,056
Net income	13,326	11,070	5,552

As of October 31	2012	2011

Finance receivables, net	$239,008	$232,600
Other assets	1,274	6,960
Total liabilities	212,408	213,693

4	OTHER INCOME, NET

Other income (expense) is as follows:

Fiscal years ended October 31	2012	2011	2010

Interest income	$786	$1,072	$1,056
Retail financing revenue	1,106	966	779
Foreign currency exchange rate (loss) gain	(1,786)	(1,751)	813
Income from affiliates	5,996	5,682	2,599
Litigation (settlements) recovery, net	(36)	543	57
Miscellaneous	1,489	797	1,811

Total other income, net	$7,555	$7,309	$7,115

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill –  The changes in the net carrying amount of goodwill for fiscal 2012 and 2011 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2010	$75,422	$10,978	$86,400
Addition from acquisitions	5,765	–	5,765
Translation and other adjustments	(197)	52	(145)

Balance as of October 31, 2011	$80,990	$11,030	$92,020
Translation adjustments	(6)	(14)	(20)

Balance as of October 31, 2012	$80,984	$11,016	$92,000

Other Intangible Assets –  The components of other intangible assets were as follows:

October 31, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	1.5-13	$9,593	$(8,031)	$1,562
Non-compete agreements	1.5-10	6,303	(3,656)	2,647
Customer-related	1.5-13	8,312	(3,826)	4,486
Developed technology	1.5-10	27,727	(10,196)	17,531
Trade names	1.5-5	1,515	(557)	958
Other		800	(800)	–

Total amortizable		54,250	(27,066)	27,184

Non-amortizable – trade names		4,881	–	4,881

Total other intangible assets, net		$59,131	$(27,066)	$32,065

October 31, 2011	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	5-13	$9,403	$(7,505)	$1,898
Non-compete agreements	2-10	6,250	(2,685)	3,565
Customer related	5-13	8,189	(2,857)	5,332
Developed technology	2-10	25,236	(7,016)	18,220
Trade name	5	1,500	(250)	1,250
Other		800	(800)	–

Total amortizable		51,378	(21,113)	30,265

Non-amortizable – trade names		5,281	–	5,281

Total other intangible assets, net		$56,659	$(21,113)	$35,546

   Amortization expense for intangible assets for the fiscal years ended October 31, 2012, 2011, and 2010 was $6,008, $4,967, and $2,903, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2013, $5,732; 2014, $5,309; 2015, $5,113; 2016, $4,593; 2017, $3,699; and after 2017, $2,738.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2012, the company had a $150,000 unsecured senior four-year revolving credit facility that expires in July 2015. Included in this $150,000 revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At the election of the company, and the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100,000 in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The company had no outstanding short-term debt as of October 31, 2012 and 2011 under this line of credit. The company's non-U.S. operations also maintain unsecured short-term lines of credit in the aggregate amount of $13,554. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had no outstanding short-term debt as of October 31, 2012 and 2011 under these lines of credit. Additionally, the company had $41 in short-term debt for certain receivables the company had provided recourse with Red Iron as of October 31, 2011.

   The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, the company is not limited to payments of cash dividends and stock repurchases as long as the debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, the company is limited to $50,000 per fiscal year if the debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of October 31, 2012, the company was not limited to payments of cash dividends and stock repurchases as its debt to EBITDA ratio was below 2.75. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2012 and 2011.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2012	2011

7.800% Debentures, due June 15, 2027	$100,000	$100,000
6.625% Senior Notes, due May 1, 2037	123,482	123,420
Other	1,858	3,736

Total long-term debt	225,340	227,156
Less current portion	1,858	1,978

Long-term debt, less current portion	$223,482	$225,178

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

   In connection with the issuance in June 1997 of $175,000 in long-term debt securities, the company paid $23,688 to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125,000. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18,710. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. As of October 31, 2012, the company had $2,310 remaining in other assets for the excess termination fees over deferred income.

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2013, $1,858; 2014, $0; 2015, $0; 2016, $0; 2017, $0; and after 2017, $225,000.

8	STOCKHOLDERS' EQUITY

Stock Split.   On May 24, 2012, the company announced that its Board of Directors declared a two-for-one stock split of the company's common stock, effected in the form of a 100 percent stock dividend. The stock split was distributed or paid on June 29, 2012, to shareholders of record as of June 15, 2012. As a result of this action, approximately 29.4 million shares were issued to shareholders of record as of June 15, 2012. The par value of the common stock remains at $1.00 per share and; accordingly, approximately $29,390 was transferred from retained earnings to common stock.

Stock Repurchase Program.   On December 1, 2010, the company's Board of Directors authorized the repurchase of 6 million shares of the company's common stock (as adjusted from the original amount of 3 million shares in connection with the company's two-for-one stock split discussed above) in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time. During fiscal 2012, 2011, and 2010, the company paid $92,719, $129,955, and $135,777 to repurchase an aggregate of 2,591,039 shares, 4,592,760 shares, and 5,356,948 shares, respectively. As of October 31, 2012, 1,474,677 shares remained authorized for repurchase.

   On December 11, 2012, the company's Board of Directors authorized the repurchase of up to an additional 5 million shares of the company's common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the Board at any time.

Treasury Shares.   As of October 31, 2012, the company had 19,797,958 treasury shares at a cost of $1,012,536. As of October 31, 2011, the company had 48,858,250 treasury shares at a cost of $984,583. On November 30, 2011, the company's Board of Directors authorized the retirement of 30 million treasury shares, as adjusted for the company's two-for-one stock split, previously discussed.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2012	2011	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Domestic manufacturer's deduction	(2.0)	(1.8)	(1.1)
State and local income taxes, net of federal income tax benefit	1.5	1.4	1.4
Effect of foreign source income	0.2	0.2	0.2
Domestic research tax credit	(0.2)	(2.4)	(0.2)
Other, net	(0.5)	0.3	(1.3)

Consolidated effective tax rate	34.0%	32.7%	34.0%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2012	2011	2010

Provision for income taxes:
Current –
Federal	$59,405	$47,922	$34,582
State	4,609	3,963	2,918
Non-U.S.	3,854	7,103	4,436

Current provision	$67,868	$58,988	$41,936

Deferred –
Federal	$(685)	$(31)	$5,305
State	(132)	(211)	198
Non-U.S.	(330)	(1,578)	592

Deferred benefit	(1,147)	(1,820)	6,095

Total provision for income taxes	$66,721	$57,168	$48,031

   As of October 31, 2012, the company had net operating loss carryforwards of approximately $15,386 in foreign jurisdictions with unlimited expiration.

   Earnings before income taxes were as follows:

Fiscal years ended October 31	2012	2011	2010

Earnings before income taxes:
U.S.	$189,206	$160,444	$127,508
Non-U.S.	7,056	14,382	13,760

Total	$196,262	$174,826	$141,268

   During the fiscal years ended October 31, 2012, 2011, and 2010, respectively, $9,017, $2,988, and $3,396 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2012	2011

Deferred tax assets (liabilities):
Allowance for doubtful accounts	$1,959	$1,156
Inventory items	4,595	5,121
Warranty reserves and other accruals	39,559	38,370
Employee benefits	16,466	16,831
Depreciation	(4,389)	(3,909)
Other	9,625	8,514

Deferred tax assets	$67,815	$66,083
Valuation allowance	(6,781)	(4,928)

Net deferred tax assets	$61,034	$61,155

   The valuation allowance as of October 31, 2012 and 2011 principally applies to capital loss carryforwards and foreign net operating loss carryforwards that are expected to expire prior to utilization.

   As of October 31, 2012, the company had approximately $45,635 of accumulated undistributed earnings from subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of October 31, 2011	$5,329
Decrease as a result of tax positions taken during a prior period	(52)
Increase as a result of tax positions taken during the current period	753
Decrease relating to settlements with taxing authorities	(261)
Reduction as a result of a lapse of the applicable statute of limitations	(1,348)

Balance as of October 31, 2012	$4,421

   Included in the balance of unrecognized tax benefits as of October 31, 2012 are potential benefits of $3,122 that, if recognized, would affect the effective tax rate from continuing operations.

   The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $4,421 for unrecognized tax benefits as of October 31, 2012 was an amount of approximately $219 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes.

   The company anticipates that total unrecognized tax benefits will not change significantly within the next 12 months.

   The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2009 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2007.

10	STOCK-BASED COMPENSATION PLANS

The company maintains The Toro Company 2010 Equity and Incentive Plan, as amended, for officers, other employees, and non-employee members of the company's Board of Directors. The company's incentive plan allows it to grant equity-based compensation awards, including stock options, restricted stock and restricted stock unit awards, and performance share awards.

   The compensation costs related to stock-based awards were as follows:

Fiscal years ended October 31	2012	2011	2010

Stock option awards	$4,200	$4,654	$4,117
Restricted stock awards	1,721	699	68
Performance share awards	3,582	3,180	2,257

Total compensation cost for stock-based awards	$9,503	$8,533	$6,442

Tax benefit realized for tax deductions from stock-based awards	$13,266	$4,469	$4,933

   The number of unissued shares of common stock available for future equity-based grants under the company's equity-based compensation plan was 4,448,174 as of October 31, 2012.

Stock Option Awards.   Under the company's incentive plan, stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to officers, other employees, and non-employee members of the company's Board of Directors on an annual basis in the first quarter of the company's fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain non-officer employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company's Board of Directors for ten full fiscal years or more, the fair value of the options granted is fully expensed on the date of the grant.

   The table below presents stock option activity for fiscal 2012:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Life(years)	Intrinsic Value

Outstanding as of October 31, 2011	3,763,384	$20.92	5.6	$25,117
Granted	493,088	28.14
Exercised	(1,032,742)	19.21
Cancelled	(23,914)	26.37

Outstanding as of October 31, 2012	3,199,816	$22.54	6.0	$62,982

Exercisable as of October 31, 2012	2,177,910	$20.38	5.0	$47,561

   As of October 31, 2012, there was $1,459 of total unrecognized compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

   The following table presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years:

Fiscal years ended October 31	2012	2011	2010

Market value of stock options exercised	$35,901	$25,592	$24,588
Intrinsic value of options exercised	16,061	11,434	8,198

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time that officers, other employees, and non-employee members of the Board of Directors are expected to exercise their stock options, which is based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's dividend policy, historical cash dividends paid, expected future cash dividends, and expected changes in the company's stock price.

   The following table illustrates the valuation assumptions of stock-based compensation for the following fiscal years:

Fiscal years ended October 31	2012	2011	2010

Expected life of option in years	6	6	6
Expected volatility	34.87% – 35.02%	33.34% – 33.43%	33.00% – 33.10%
Weighted-average volatility	35.01%	33.42%	33.00%
Risk-free interest rate	1.20%	1.72% – 2.36%	2.51% – 2.87%
Expected dividend yield	1.31% – 1.40%	1.04% – 1.16%	1.52% – 1.68%
Weighted-average dividend yield	1.32%	1.05%	1.54%

Weighted-average fair value at date of grant	$8.56	$10.15	$6.16

Restricted Stock Awards.   Under the company's incentive plan, restricted stock awards are generally granted to certain non-officer employees. Restricted stock awards vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant, or longer. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock award, is recognized for these awards over the vesting period.

   The company granted restricted stock awards during the following fiscal years as follows:

Fiscal years ended October 31	2012	2011	2010

Weighted-average fair value at date of grant	$33.61	$27.17	$28.25
Fair value of restricted stock awards vested	967	37	–

   The table below summarizes the activity during fiscal 2012 for unvested restricted share awards:

	Restricted Stock	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2011	107,438	$26.52
Granted	48,524	33.61
Vested	(38,950)	24.84
Forfeited	(2,098)	29.81

Unvested as of October 31, 2012	114,914	$30.02

   As of October 31, 2012, there was $1,742 of total unrecognized compensation expense related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance Share Awards.   The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company's common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company's fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving performance goals.

   The company granted performance share awards as follows:

Fiscal years ended October 31	2012	2011	2010

Weighted-average fair value at date of grant	$28.24	$31.76	$20.37
Fair value of performance share awards vested	1,828	1,429	798

   The table below summarizes the activity during fiscal 2012 for unvested performance share awards:

	Performance Shares	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2011	637,996	$20.88
Granted	202,400	28.24
Vested	(64,268)	14.31
Forfeited	(192,796)	14.31

Unvested as of October 31, 2012	583,332	$26.33

   As of October 31, 2012, there was $3,222 of total unrecognized compensation expense related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $14,304, $12,686, and $15,500 for the fiscal years ended October 31, 2012, 2011, and 2010, respectively.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2012 and 2011 was $41,701 and $40,989, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2012 and 2011 was $3,881 and $4,467, respectively. The accumulated benefit obligation of these plans as of October 31, 2012 and 2011 was $39,612 and $38,446, respectively. The funded status of these plans as of October 31, 2012 and 2011 was $10,510 and $10,847, respectively. The fair value of the plan assets as of October 31, 2012 and 2011 was $31,191 and $30,141, respectively. The net expense recognized in the consolidated financial statements for these plans was $703, $1,520, and $326 for the fiscal years ended October 31, 2012, 2011, and 2010, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2012
Net actuarial loss	$3,316	$926	$4,242
Net prior service cost (credit)	324	(238)	86

Accumulated other comprehensive loss	$3,640	$688	$4,328

2011
Net actuarial loss	$1,788	$2,164	$3,952
Net prior service cost (credit)	192	(344)	(152)

Accumulated other comprehensive loss	$1,980	$1,820	$3,800

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2012 and are expected to be recognized as components of net periodic benefit cost during fiscal 2013.

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

Net actuarial loss	$523	$51	$574
Net prior service cost (credit)	54	(168)	(114)

Total	$577	$(117)	$460

   Amounts recognized in net periodic benefit cost and other comprehensive income consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2012
Net actuarial loss (gain)	$298	$(1,130)	$(832)
Curtailment loss	311	–	311
Prior service cost	186	–	186
Amortization of unrecognized prior service (credit) cost	(55)	106	51
Amortization of unrecognized actuarial loss (gain)	919	(107)	812

Total recognized in other comprehensive loss (income)	$1,659	$(1,131)	$528

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,522	$(291)	$1,231

2011
Net actuarial loss	$160	$271	$431
Amortization of unrecognized prior service (credit) cost	(55)	173	118
Amortization of unrecognized actuarial loss (gain)	318	(328)	(10)

Total recognized in other comprehensive loss (income)	$423	$116	$539

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$714	$1,345	$2,059

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

   The Professional business segment consists of turf and landscape equipment and irrigation products. Turf and landscape equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, rental and construction equipment, and other maintenance equipment. Irrigation and lighting products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and micro-irrigation drip tape and hose products, as well as professionally installed lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional business segment products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, and residential and commercial landscapes, as well as directly to government customers, rental companies, and large retailers.

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

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its Professional and Residential business segment results based on earnings from operations plus other income, net. Operating loss for the Other segment includes earnings (loss) from domestic wholly owned distribution companies, corporate activities, other income, and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2012
Net sales	$1,329,504	$607,435	$21,751	$1,958,690
Intersegment gross sales	37,324	26	(37,350)	–
Earnings (loss) before income taxes	232,104	57,889	(93,731)	196,262
Total assets	527,159	169,899	238,141	935,199
Capital expenditures	29,313	4,164	9,765	43,242
Depreciation and amortization	34,876	10,919	7,839	53,634

2011
Net sales	$1,239,068	$623,889	$20,996	$1,883,953
Intersegment gross sales	35,539	3,560	(39,099)	–
Earnings (loss) before income taxes	205,009	54,410	(84,593)	174,826
Total assets	497,388	202,222	171,053	870,663
Capital expenditures	43,933	5,615	7,899	57,447
Depreciation and amortization	31,380	9,846	7,280	48,506

2010
Net sales	$1,085,457	$589,677	$15,244	$1,690,378
Intersegment gross sales	17,271	487	(17,758)	–
Earnings (loss) before income taxes	173,752	57,956	(90,440)	141,268
Total assets	437,987	173,919	273,716	885,622
Capital expenditures	34,017	8,599	6,083	48,699
Depreciation and amortization	27,261	10,259	7,491	45,011

   The following table presents the details of the other segment operating loss before income taxes:

Fiscal years ended October 31	2012	2011	2010

Corporate expenses	$(81,376)	$(72,726)	$(74,758)
Interest expense	(16,906)	(16,970)	(17,113)
Other income	4,551	5,103	1,431

Total	$(93,731)	$(84,593)	$(90,440)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2012	2011	2010

Equipment	$1,586,864	$1,529,470	$1,371,615
Irrigation and lighting	371,826	354,483	318,763

Total	$1,958,690	$1,883,953	$1,690,378

   Sales to one customer accounted for 11 percent of consolidated net sales in both fiscal 2012 and 2011, and 13 percent in fiscal 2010.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2012
Net sales	$1,364,377	$594,313	$1,958,690
Long-lived assets	137,708	42,815	180,523

2011
Net sales	$1,276,038	$607,915	$1,883,953
Long-lived assets	145,169	45,971	191,140

2010
Net sales	$1,152,790	$537,588	$1,690,378
Long-lived assets	145,409	27,998	173,407

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $22,166, $21,840, and $19,401 for the fiscal years ended October 31, 2012, 2011, and 2010, respectively. As of October 31, 2012, future minimum lease payments under noncancelable operating leases amounted to $74,543 as follows: 2013, $13,623; 2014, $10,690; 2015, $9,668; 2016, $6,277; 2017, $4,127 and after 2017, $30,158.

Customer Financing

Wholesale Financing.   In fiscal 2009, Toro Credit Company sold its receivable portfolio to Red Iron, the company's joint venture with TCFIF. See Note 3 for additional information related to Red Iron. Some products sold to independent dealers in Australia finance their products with a third party finance company. This third party financing company purchased $23,727 of receivables from the company during fiscal 2012. As of October 31, 2012, $9,754 of receivables financed by the third party financing company, excluding Red Iron, was outstanding, and also includes outstanding receivables that were financed by third party sources before the establishment of Red Iron.

   The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2012, the company was contingently liable to repurchase up to a maximum amount of $10,086 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements since inception.

End-User Financing.   The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and Europe. The company has no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.

   From time to time, the company enters into agreements where it provides recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. The company's maximum exposure for credit collection as of October 31, 2012 was $2,937.

Purchase Commitments

As of October 31, 2012, the company had $14,537 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2012 and 2011, the company had $12,963 and $16,444, respectively, in outstanding letters of credit.

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

Canadian Lawnmower Engine Horsepower Marketing and Sales Practices Litigation.   In March 2010, individuals who claim to have purchased lawnmowers in Canada filed class action litigation against the company and other defendants that, similar to the class action litigation previously filed by plaintiffs in the United States and settled by the company pursuant to a settlement agreement that became final in February 2011, (i) contains allegations under applicable Canadian law that the horsepower labels on the products the plaintiffs purchased were inaccurate, (ii) seeks certification of a class of all persons in Canada who, beginning January 1, 1994 purchased a lawnmower containing a gas combustible engine up to 30 horsepower that was manufactured or sold by the company and other defendants, and (iii) seeks under applicable Canadian law unspecified compensatory and punitive damages, attorneys' costs and fees, and equitable relief.

   Management continues to evaluate this Canadian litigation and, in the event the company is unable to favorably resolve this litigation, while management does not currently believe that this litigation would have a material adverse effect on the company's annual consolidated operating results or financial condition, an unfavorable resolution or outcome could be material to the company's consolidated operating results for a particular period.

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

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company's hedging activities primarily involve the use of forward currency contracts, as well as cross currency swaps that are intended to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company's policy does not allow the use of derivatives for trading or speculative purposes. The company also made an accounting policy election to use the portfolio exception permitted in ASU No. 2011-04 with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company's primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

   The company formally assesses, at a hedge's inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss ("AOCL") and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the fiscal years ended October 31, 2012 and 2011, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of October 31, 2012, the notional amount of outstanding forward contracts designated as cash flow hedges was $85,725. Additionally, the company has one cross currency interest rate swap instrument outstanding as of October 31, 2012 for a fixed pay notional of 36,593 Romanian New Leu and receive floating notional of 8,500 Euro.

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

   The following table presents the fair value of the company's derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	October 31, 2012		October 31, 2011		October 31, 2012		October 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$635	Prepaid expenses	$–	Accrued liabilities	$1,359	Accrued liabilities	$563
Cross currency swaps	Prepaid expenses	661	Prepaid expenses	–	Accrued liabilities	–	Accrued liabilities	–
Derivatives Not Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$360	Prepaid expenses	–	Accrued liabilities	$755	Accrued liabilities	2,587
Cross currency swaps	Prepaid expenses	385	Prepaid expenses	–	Accrued liabilities	–	Accrued liabilities	–

Total Derivatives		$2,041		$–		$2,114		$3,150

   The following table presents the impact of derivative instruments on the consolidated statements of earnings and the consolidated statements of comprehensive income for the company's derivatives designated as cash flow hedging instruments for the fiscal years ended October 31, 2012 and 2011, respectively.

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)
Fiscal years ended	October 31, 2012	October 31, 2011		October 31, 2012	October 31, 2011		October 31, 2012	October 31, 2011

Forward currency contracts	$(1,751)	$4,001	Net sales	$(3,561)	$(6,254)	Other income, net	$930	$(1,049)

Forward currency contracts	1,194	(1,335)	Cost of sales	1,500	919
Cross currency contracts	463	–	Other income, net	133	–

Total	$(94)	$2,666	Total	$(1,928)	$(5,335)

   As of October 31, 2012, the company anticipates to reclassify approximately $444 of losses from AOCL to earnings during the next twelve months.

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings Fiscal Year Ended
	Location of Gain (Loss) Recognized in Net Earnings	October 31, 2012	October 31, 2011

Forward currency contracts	Other income, net	$4,165	$(6,867)
Cross currency swaps	Other income, net	379	–

Total		$4,544	$(6,867)

   During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30,000 for two of the agreements and $40,000 for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in AOCL, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in AOCL as of October 31, 2012 and 2011 was $149 and $155, respectively.

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

   Cash and cash equivalents are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short-term maturities. Forward currency contracts are valued based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. The fair value of cross currency contracts is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs such as interest rates and foreign currency exchange rates. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts such as collateral postings, thresholds, mutual puts, and guarantees, are incorporated in the fair values to account for potential nonperformance risk. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields. For accounts receivable and accounts payable, carrying amounts are a reasonable estimate of fair value given their short-term nature.

   Assets and liabilities measured at fair value on a recurring basis, as of October 31, 2012 and 2011, respectively, are summarized below:

October 31, 2012	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$125,856	$125,856	$–	–
Forward currency contracts	995	–	995	–
Cross currency contracts	1,046	–	1,046	–

Total assets	$127,897	$125,856	$2,041	–

Liabilities:
Forward currency contracts	$2,114	–	$2,114	–
Deferred compensation liabilities	3,547	–	3,547	–

Total liabilities	$5,661	–	$5,661	–

October 31, 2011	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$80,886	$80,886	–	–

Total assets	$80,886	$80,886	–	–

Liabilities:
Forward currency contracts	$3,150	–	$3,150	–
Deferred compensation liabilities	4,297	–	4,297	–

Total liabilities	$7,447	–	$7,447	–

   There were no transfers between Level 1 and Level 2 during the fiscal years ended October 31, 2012 and 2011.

   As of October 31, 2012, the estimated fair value of long-term debt with fixed interest rates was $262,458 compared to its carrying amount of $226,858. As of October 31, 2011, the estimated fair value of long-term debt with fixed interest rates was $248,653 compared to its carrying amount of $228,735. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

15	SUBSEQUENT EVENTS

The company evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

16	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2012 and 2011 are as follows:

Fiscal year ended October 31, 2012 Quarter	First	Second	Third	Fourth

Net sales	$423,835	$691,485	$504,076	$339,294
Gross profit	146,651	235,422	178,122	112,899
Net earnings	19,923	68,818	40,549	251
Basic net earnings per share[1]	0.33	1.15	0.69	0.00
Diluted net earnings per share[1]	0.33	1.13	0.67	0.00

Fiscal year ended October 31, 2011 Quarter	First	Second	Third	Fourth

Net sales	$383,213	$631,601	$501,045	$368,094
Gross profit	136,645	213,554	167,661	118,787
Net earnings	17,282	60,250	35,091	5,035
Basic net earnings per share[1]	0.27	0.96	0.56	0.08
Diluted net earnings per share[1]	0.27	0.94	0.55	0.08

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees – Audit Committee," in the company's proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC.

During the fourth quarter of fiscal 2012, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's proxy statement for its 2012 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Three – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's proxy statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC.

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

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2012, 2011, and 2010.
•
Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2012, 2011, and 2010.
•
Consolidated Balance Sheets as of October 31, 2012 and 2011.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2012, 2011, and 2010.
•
Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2012, 2011, and 2010.
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

2.1 (1) Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.2 (2)   First Amendment to Agreement to Form Joint Venture dated June 6, 2012, by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.3 (1) Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**
2.4 Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC (filed herewith).**

2.5 (2) Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC, dated June 6, 2012, by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.6 Receivable Purchase Agreement by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.7 Second Amended and Restated Repurchase Agreement (Two Step), dated as of October 29, 2010, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 29, 2010, Commission File No. 1-8649).**

2.8 First Amendment to Second Amended and Restated Repurchase Agreement (Two Step), by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, Commission File No. 1-8649).

2.9 Second Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated June 6, 2012, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

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
10.1 The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 16, 2010, Commission File No. 1-8649).*

10.2 Amendment No. 1 to The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year end October 31, 2012, Commission File No. 1-8649).*

10.3 The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999, Commission File No. 1-8649).*

10.4 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.5 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.6   The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.7 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.8 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.9 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.10 The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2009, Commission File No. 1-8649).*

10.11 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.12 Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.13 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.14 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.15 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*

10.16 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2010, Commission File No. 1-8649).*

10.17 Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, Commission File No. 1-8649).*

10.18 Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*
10.19 Form of Restricted Stock Unit Award Agreement (filed herewith).*

10.20 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.21 The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*

10.22 Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.23   Credit Agreement dated as of July 28, 2011, among The Toro Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 28, 2011, Commission File No. 1-8649).

10.24 Underwriting Agreement, dated as of April 23, 2007, between The Toro Company and Banc of America Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.25 (1) Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.26 (1) First Amendment to Credit and Security Agreement, dated June 6, 2012, by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated May 4, 2012, Commission File No. 1-8649).

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

101   The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the SEC on December 21, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2012, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2012, (iii) Consolidated Balance Sheets as of October 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2012, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2012, and (vi) Notes to Consolidated Financial Statements.

(1)
Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF # 24035). The redacted material was filed separately with the Securities and Exchange Commission.

(2)
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

(b)  Exhibits

See Item 15(a)(3) above.

(c)  Financial Statement Schedules

See Item 15(a)(2) above.

 SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2012
Allowance for doubtful accounts and notes receivable reserves	$2,040	$2,160	$12	$479	$3,733

Fiscal year ended October 31, 2011
Allowance for doubtful accounts and notes receivable reserves	3,904	6	55	1,925	2,040

Fiscal year ended October 31, 2010
Allowance for doubtful accounts and notes receivable reserves	4,151	666	70	983	3,904

1
Provision/(recovery).
2
Addition, net due to acquisitions and divestitures.
3
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2012
Accrued advertising and marketing programs	$47,161	$214,474	$205,371	$56,264

Fiscal year ended October 31, 2011
Accrued advertising and marketing programs	43,095	190,021	185,955	47,161

Fiscal year ended October 31, 2010
Accrued advertising and marketing programs	45,298	191,799	194,002	43,095

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

THE TORO COMPANY (Registrant)
By:	/s/ Renee J. Peterson Renee J. Peterson	Dated: December 21, 2012
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 21, 2012
/s/ Renee J. Peterson Renee J. Peterson	Vice President, Finance and Chief Financial Officer (principal financial officer)	December 21, 2012
/s/ Blake M. Grams Blake M. Grams	Vice President, Corporate Controller (principal accounting officer)	December 21, 2012
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 21, 2012
/s/ Janet K. Cooper Janet K. Cooper	Director	December 21, 2012
/s/ Gary L. Ellis Gary L. Ellis	Director	December 21, 2012
/s/ Jeffrey M. Ettinger Jeffrey M. Ettinger	Director	December 21, 2012
/s/ Katherine J. Harless Katherine J. Harless	Director	December 21, 2012
/s/ Robert H. Nassau Robert H. Nassau	Director	December 21, 2012
/s/ James C. O'Rourke James C. O'Rourke	Director	December 21, 2012
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 21, 2012
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 21, 2012

QuickLinks

PART I
  ITEM 1. BUSINESS
  Introduction
  Products by Market
  Financial Information about International Operations and Business Segments
  Engineering and Research
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
  ITEM 4. MINE SAFETY DISCLOSURES
  EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  The Toro Company Common Stock Comparative Performance Graph
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  OVERVIEW
  Summary of Fiscal 2012 Results
  Destination 2014
  Outlook for Fiscal 2013
  RESULTS OF OPERATIONS
  Fiscal 2012 Compared With Fiscal 2011
  Fiscal 2011 Compared With Fiscal 2010
  PERFORMANCE BY BUSINESS SEGMENT
  Professional
  Residential
  Other
  FINANCIAL CONDITION
  Working Capital
  Capital Expenditures and Other Long-Term Assets
  Capital Structure
  Liquidity and Capital Resources
  Cash Dividends
  Stock Split
  Cash Flow
  Credit Lines and Other Capital Resources
  Share Repurchase Plan
  Customer Financing Arrangements
  Contractual Obligations
  Market Risk
  Inflation
  Acquisitions
  CRITICAL ACCOUNTING POLICIES AND ESTIMATES
  New Accounting Pronouncement to be Adopted
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Management's Report on Internal Control over Financial Reporting
  Report of Independent Registered Public Accounting Firm
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
  Basis of Presentation and Consolidation
  Stock Split
  Accounting Estimates
  Cash and Cash Equivalents
  Receivables
  Allowance for Doubtful Accounts
  Inventory Valuations
  Property and Depreciation
  Goodwill and Indefinite-Life Intangible Assets
  Other Long-Lived Assets
  Accounts Payable
  Insurance
  Accrued Warranties
  Derivatives
  Foreign Currency Translation and Transactions
  Income Taxes
  Revenue Recognition
  Sales Promotions and Incentives
  Cost of Sales
  Selling, General, and Administrative Expense
  Cost of Financing Distributor / Dealer Inventory
  Advertising
  Stock-Based Compensation
  Accumulated Other Comprehensive Loss
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