Form 10-Q
period 2013-02-01
TORO CO
filed 2013-03-06
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 1, 2013

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

The number of shares of Common Stock outstanding as of February 26, 2013 was 57,860,836.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 1,	February 3,
	2013	2012
Net sales	$444,661	$423,835
Cost of sales	278,844	277,184
Gross profit	165,817	146,651
Selling, general, and administrative expense	119,613	112,630
Operating earnings	46,204	34,021
Interest expense	(4,249)	(4,428)
Other income, net	1,443	493
Earnings before income taxes	43,398	30,086
Provision for income taxes	12,002	10,163
Net earnings	$31,396	$19,923

Basic net earnings per share of common stock	$0.54	$0.33

Diluted net earnings per share of common stock	$0.53	$0.33

Weighted-average number of shares of common stock outstanding — Basic	58,480	59,986

Weighted-average number of shares of common stock outstanding — Diluted	59,628	60,947

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	February 1,	February 3,
	2013	2012
Net earnings	$31,396	$19,923
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,714	(1,050)
Derivative instruments, net of tax of $(397) and $988, respectively	(808)	1,685
Other comprehensive income, net	906	635
Comprehensive income	$32,302	$20,558

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	February 1,	February 3,	October 31,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$60,700	$71,804	$125,856
Receivables, net	180,317	175,498	147,410
Inventories, net	335,700	272,474	251,117
Prepaid expenses and other current assets	25,291	18,796	24,437
Deferred income taxes	63,878	61,900	63,314
Total current assets	665,886	600,472	612,134

Property, plant, and equipment	688,649	662,029	683,107
Less accumulated depreciation	515,382	473,758	502,584
	173,267	188,271	180,523

Deferred income taxes	—	75	—
Other assets	22,346	21,305	18,477
Goodwill	92,038	92,064	92,000
Other intangible assets, net	30,606	34,820	32,065
Total assets	$984,143	$937,007	$935,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$250	$2,078	$1,858
Short-term debt	—	25,024	—
Accounts payable	168,334	151,836	124,806
Accrued liabilities	258,909	226,370	251,458
Total current liabilities	427,493	405,308	378,122

Long-term debt, less current portion	223,498	223,685	223,482
Deferred revenue	10,974	9,997	11,143
Deferred income taxes	2,804	1,368	2,280
Other long-term liabilities	6,531	7,920	7,770

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 100,000,000 shares, issued and outstanding 57,854,539 shares as of February 1, 2013, 59,796,724 shares as of February 3, 2012, and 58,266,482 shares as of October 31, 2012	57,855	59,797	58,266
Retained earnings	264,056	235,123	264,110
Accumulated other comprehensive loss	(9,068)	(6,191)	(9,974)
Total stockholders’ equity	312,843	288,729	312,402
Total liabilities and stockholders’ equity	$984,143	$937,007	$935,199

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	February 1,	February 3,
	2013	2012
Cash flows from operating activities:
Net earnings	$31,396	$19,923
Adjustments to reconcile net earnings to net cash used in operating activities:
Noncash income from finance affiliate	(1,353)	(1,002)
Provision for depreciation and amortization	13,517	12,960
Stock-based compensation expense	2,479	2,597
Decrease (increase) in deferred income taxes	335	(486)
Other	(11)	(21)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(32,217)	(27,888)
Inventories, net	(83,794)	(50,000)
Prepaid expenses and other assets	(243)	(2,118)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	46,429	29,723
Net cash used in operating activities	(23,462)	(16,312)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,233)	(13,797)
Proceeds from asset disposals	13	26
(Contributions to) distributions from finance affiliate, net	(2,484)	13
Acquisition, net of cash acquired	—	(550)
Net cash used in investing activities	(5,704)	(14,308)

Cash flows from financing activities:
(Repayments of) proceeds from short-term debt, net	(415)	25,000
Repayments of long-term debt	(1,578)	(1,479)
Excess tax benefits from stock-based awards	3,442	5,071
Proceeds from exercise of stock options	3,602	5,208
Purchases of Toro common stock	(33,185)	(4,865)
Dividends paid on Toro common stock	(8,198)	(6,607)
Net cash (used in) provided by financing activities	(36,332)	22,328

Effect of exchange rates on cash and cash equivalents	342	(790)

Net decrease in cash and cash equivalents	(65,156)	(9,082)
Cash and cash equivalents as of the beginning of the fiscal period	125,856	80,886
Cash and cash equivalents as of the end of the fiscal period	$60,700	$71,804
Supplemental disclosures of cash flow information:
Long-term debt issued in connection with an acquisition	$—	$100

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

February 1, 2013

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the three months ended February 1, 2013 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2013.

The company’s fiscal year ends on October 31, and quarterly results are reported based on three-month periods that generally end on the Friday closest to the quarter end. For comparative purposes, however, the company’s second and third quarters always include exactly 13 weeks of results so that the quarter end date for these two quarters is not necessarily the Friday closest to the calendar month end.

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012. The policies described in that report are used for preparing quarterly reports.

Stock Split

On May 24, 2012, the company announced that its Board of Directors declared a two-for-one stock split of the company’s common stock, effected in the form of a 100 percent stock dividend. The stock split was distributed or paid on June 29, 2012, to shareholders of record as of June 15, 2012. Earnings and dividends declared per share and weighted-average shares outstanding are presented in this report after the effect of the two-for-one stock split. The two-for-one stock split is also reflected in the share amounts in all periods presented in this report.

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, incentive compensation accruals, inventory valuation, warranty reserves, earnout liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, and useful lives for tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Stock-Based Compensation

Stock Option Awards

Under the company’s incentive plan, stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain non-officer employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time in which officers, other employees, and non-employee directors are expected to exercise their stock options, which is primarily based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical cash dividends paid, expected future cash dividends, and expected changes in the company’s stock price.

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2013	Fiscal 2012
Expected life of option in years	6	6
Expected volatility	35.18% - 35.19%	34.87% - 35.02%
Weighted-average volatility	35.19%	35.01%
Risk-free interest rate	0.88%	1.20%
Expected dividend yield	1.04% - 1.07%	1.31% - 1.40%
Weighted-average dividend yield	1.07%	1.32%
Grant date weighted-average fair value	$13.03	$8.56

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The fair value of performance share awards granted during the first quarter of each of fiscal 2013 and 2012 was $42.06 and $28.24, respectively.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted in connection with hiring, mid-year promotions, leadership transition, or retention. Beginning in fiscal 2013, the company granted restricted stock unit awards. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first quarter of fiscal 2013 and 2012 was $42.06 and $28.29, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
	February 1,	February 3,
(Shares in thousands)	2013	2012
Basic
Weighted-average number of shares of common stock	58,385	59,962
Assumed issuance of contingent shares	95	24
Weighted-average number of shares of common stock and assumed issuance of contingent shares	58,480	59,986
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	58,480	59,986
Effect of dilutive securities	1,148	961
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	59,628	60,947

Options to purchase an aggregate of 232,231 and 682,732 shares of common stock outstanding as of February 1, 2013 and February 3, 2012, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

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

Inventories were as follows:

	February 1,	February 3,	October 31,
(Dollars in thousands)	2013	2012	2012
Raw materials and work in process	$98,379	$101,596	$91,465
Finished goods and service parts	301,128	231,879	223,459
Total FIFO value	399,507	333,475	314,924
Less: adjustment to LIFO value	63,807	61,001	63,807
Total	$335,700	$272,474	$251,117

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2013 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2012	$80,984	$11,016	$92,000
Translation adjustments	14	24	38
Balance as of February 1, 2013	$80,998	$11,040	$92,038

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) February 1, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$9,593	$(8,167)	$1,426
Non-compete agreements	1.5-10	6,308	(3,872)	2,436
Customer-related	1.5-13	8,289	(4,017)	4,272
Developed technology	1.5-10	27,713	(11,002)	16,711
Trade names	1.5-5	1,515	(635)	880
Other		800	(800)	—
Total amortizable		54,218	(28,493)	25,725
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$59,099	$(28,493)	$30,606

October 31, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$9,593	$(8,031)	$1,562
Non-compete agreements	1.5-10	6,303	(3,656)	2,647
Customer-related	1.5-13	8,312	(3,826)	4,486
Developed technology	1.5-10	27,727	(10,196)	17,531
Trade names	1.5-5	1,515	(557)	958
Other		800	(800)	—
Total amortizable		54,250	(27,066)	27,184
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$59,131	$(27,066)	$32,065

Amortization expense for intangible assets during the first quarter of fiscal 2013 was $1.5 million. Estimated amortization expense for the remainder of fiscal 2013 and succeeding fiscal years is as follows: fiscal 2013 (remainder), $4.3 million; fiscal 2014, $5.3 million; fiscal 2015, $5.1 million; fiscal 2016, $4.6 million; fiscal 2017, $3.7 million; fiscal 2018, $1.7 million; and after fiscal 2018, $1.0 million.

Investment in Joint Venture

In fiscal 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company’s products in the U.S. and to select distributors of the company’s products in Canada. In fiscal 2012, the company and TCFIF entered into amendments to certain of the agreements pertaining to Red Iron, among other things, to extend the initial term of Red Iron until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company’s products in Canada.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of February 1, 2013 was $16.4 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.3 million as of February 1, 2013.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the three months ended February 1, 2013 and February 3, 2012 was $270.9 million and $215.8 million, respectively.

As of January 31, 2013, Red Iron’s total assets were $328.0 million and total liabilities were $291.6 million.

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

Warranty provisions, claims, changes in estimates, and additions from acquisitions for the first quarter of each of fiscal 2013 and 2012 were as follows:

	Three Months Ended
	February 1,	February 3,
(Dollars in thousands)	2013	2012
Beginning balance	$69,848	$62,730
Warranty provisions	8,690	8,196
Warranty claims	(7,501)	(7,011)
Changes in estimates	302	823
Addition from an acquisition	—	25
Ending balance	$71,339	$64,763

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended February 1, 2013	Professional	Residential	Other	Total
Net sales	$329,144	$120,947	$(5,430)	$444,661
Intersegment gross sales	15,455	84	(15,539)	—
Earnings (loss) before income taxes	60,738	12,154	(29,494)	43,398
Total assets	592,554	229,252	162,337	984,143

Three months ended February 3, 2012	Professional	Residential	Other	Total
Net sales	$283,834	$137,608	$2,393	$423,835
Intersegment gross sales	5,066	(216)	(4,850)	—
Earnings (loss) before income taxes	42,091	12,608	(24,613)	30,086
Total assets	522,726	223,583	190,698	937,007

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended
	February 1,	February 3,
(Dollars in thousands)	2013	2012
Corporate expenses	$(21,684)	$(19,470)
Interest expense	(4,249)	(4,428)
Other	(3,561)	(715)
Total	$(29,494)	$(24,613)

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities primarily involve the use of forward currency contracts and cross currency swaps that are intended to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company also has made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the first quarter of fiscal 2013, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of February 1, 2013, the notional amount outstanding of forward contracts designated as cash flow hedges was $63.9 million. Additionally, the company has one cross currency interest rate swap instrument outstanding as of February 1, 2013 for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euro.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	February 1, 2013		February 3, 2012		February 1, 2013		February 3, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$1,119	Prepaid expenses	$1,471	Accrued liabilities	$2,508	Accrued liabilities	$—
Cross currency swaps	Prepaid expenses	37	Prepaid expenses	—	Accrued liabilities	—	Accrued liabilities	—

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	99	Prepaid expenses	676	Accrued liabilities	1,494	Accrued liabilities	293
Cross currency swaps	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	144	Accrued liabilities	—

Total Derivatives		$1,255		$2,147		$4,146		$293

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three months ended February 1, 2013 and February 3, 2012, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives, net of tax		into Income	AOCL into Income		and Excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	February 1,	February 3,		February 1,	February 3,		February 1,	February 3,
For the three months ended	2013	2012		2013	2012		2013	2012
Forward currency contracts	$(849)	$1,111	Net sales	$(546)	$440	Other income, net	$568	$(78)
Forward currency contracts	238	572	Cost of sales	64	(432)
Cross currency contracts	(199)	—	Other income, net	(547)	—
Total	$(810)	$1,683		$(1,029)	$8

As of February 1, 2013, the company expects to reclassify approximately $1.3 million of losses from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
	Location of Gain (Loss)	Three Months Ended
(Dollars in thousands)	Recognized in Net Earnings	February 1, 2013	February 3, 2012

Forward currency contracts	Other income, net	$(3,354)	$4,348
Cross currency swaps	Other income, net	(523)	—
		$(3,877)	$4,348

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

Assets and liabilities measured at fair value on a recurring basis, as of February 1, 2013, February 3, 2012, and October 31, 2012 are summarized below:

(Dollars in thousands)
February 1, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$60,700	$60,700	$—	—
Forward currency contracts	1,218	—	1,218	—
Cross currency contracts	37	—	37	—
Total assets	$61,955	$60,700	$1,255	—
Liabilities:
Forward currency contracts	$4,002	—	$4,002	—
Cross currency contracts	144	—	144	—
Deferred compensation liabilities	3,374	—	3,374	—
Total liabilities	$7,520	—	$7,520	—

February 3, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$71,804	$71,804	$—	—
Forward currency contracts	2,147	—	2,147	—
Total assets	$73,951	$71,804	$2,147	—
Liabilities:
Forward currency contracts	$293	—	$293	—
Deferred compensation liabilities	4,115	—	4,115	—
Total liabilities	$4,408	—	$4,408	—

October 31, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$125,856	$125,856	$—	—
Forward currency contracts	995	—	995	—
Cross currency contracts	1,046	—	1,046	—
Total assets	$127,897	$125,856	$2,041	—
Liabilities:
Forward currency contracts	$2,114	—	$2,114	—
Deferred compensation liabilities	3,547	—	3,547	—
Total liabilities	$5,661	—	$5,661	—

There were no transfers between Level 1 and Level 2 during the three months ended February 1, 2013, February 3, 2012, or the twelve months ended October 31, 2012.

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

Management continues to evaluate this Canadian litigation and, in the event the company is unable to favorably resolve this litigation, while management does not currently believe that this litigation would have a material adverse effect on the company’s annual consolidated operating results or financial condition, an unfavorable resolution or outcome could be material to the company’s consolidated operating results for a particular period.

Subsequent Events

The company evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, landscaping equipment and lighting, turf irrigation systems, agricultural micro-irrigation systems, rental and construction equipment, and residential yard and snow removal products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2013 our net sales grew by 4.9 percent compared to the first quarter of fiscal 2012. Professional segment net sales were up 16.0 percent compared to the first quarter of fiscal 2012, due mainly to strong demand for products manufactured prior to the phase in of applicable Tier 4 emission requirements that will result in price increases for such products. Specifically, additional Tier 4 emission requirements began to phase in for our products manufactured after January 1, 2013, having diesel engines greater than 25 but less than 75 horsepower. As a result, during the first quarter of 2013, we implemented price increases for our products subject to such Tier 4 emission requirements, which will be available beginning in the second quarter of fiscal 2013, in order to cover the additional cost associated with the new technologies. Consequently, our professional segment net sales in the first quarter of fiscal 2013 were significantly higher than we experienced in the past or expect to experience in the future (except as may potentially be realized in connection with the phase in of additional future requirements) as a result strong demand, prior to price increases going into effect, for products now subject to Tier 4 emission requirements. Additionally, our professional segment net sales growth was positively impacted by incremental net sales of $5.2 million from acquisitions, the successful introduction of new products, and higher sales of our micro-irrigation products from continued market growth and demand. Residential segment sales decreased 12.1 percent for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily from lower shipments of snow thrower products due to the lack of snowfall during our first quarter of fiscal 2013. However, sales of Pope products in Australia were up due to increased demand for irrigation products as a result of drought conditions. Overall international net sales were down 5.3 percent due mainly to lower sales in Europe as a result of continued economic weakness and lower shipments into Canada. Our net earnings increased 57.6 percent for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily from an improvement of our gross margin rate of 270 basis points, higher sales volumes, and a decrease in our tax rate due to the retroactive reenactment of the domestic research and development tax credit in our first quarter of fiscal 2013. However, our selling, general, and administrative (SG&A) expense was up by 30 basis points to 26.9 percent as a percentage of net sales in the first quarter of fiscal 2013 compared to 26.6 percent in the first quarter of fiscal 2012 due mainly to higher warehousing expense and incremental SG&A costs of $4.4 million from acquisitions.

Although our overall financial condition remains strong, our inventory levels increased 23.2 percent as of the end of the first quarter of fiscal 2013 compared to the end of the first quarter of fiscal 2012 as we prebuilt inventory in anticipation of strong demand for products impacted by Tier 4 emissions requirements before they went into effect, higher snow thrower inventory levels, and $16 million of incremental inventory from acquisitions. Our receivables increased slightly, by 2.7 percent, as of the end of the first quarter of fiscal 2013 compared to the end of the first quarter of fiscal 2012 on a net sales increase of 4.9 percent. We increased our first quarter cash dividend by 27.3 percent from $0.11 to $0.14 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2012.

Our multi-year initiative, “Destination 2014” will take us to our centennial in 2014 and into our second century. This is our third year of this four-year initiative, which is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we strive to achieve $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.

In January 2013, we entered into an agreement to acquire a Chinese micro-irrigation company, subject to applicable regulatory approvals and other customary closing conditions. We expect to close the transaction during our third quarter of fiscal 2013.

Our net sales and net earnings for the first quarter of our fiscal year are typically lower than other quarters, and the results of our first quarter are not necessarily an indicator of spring season sales trends. Our focus as we enter our peak selling season is on generating customer demand for our innovative new products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economic environment, particularly in the United States and Europe, weather conditions, retail demand, field inventory levels, commodity prices, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the first quarter of fiscal 2013 were $31.4 million, or $0.53 per diluted share, compared to $19.9 million, or $0.33 per diluted share, for the first quarter of fiscal 2012, resulting in a net earnings per diluted share increase of 60.6 percent. The primary factors contributing to the net earnings improvement were an improvement in our gross margin rate, higher sales volumes, and a decrease in our effective tax rate, somewhat offset by an increase in SG&A expense. In addition, our fiscal 2013 first quarter diluted net earnings per share were benefited by approximately $0.01 per share compared to fiscal 2012 first quarter diluted net earnings per share as a result of reduced shares outstanding.

The following table summarizes our results of operations as a percentage of our net sales:

	Three Months Ended
	February 1,	February 3,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	(62.7)	(65.4)
Gross margin	37.3	34.6
SG&A expense	(26.9)	(26.6)
Operating earnings	10.4	8.0
Interest expense	(1.0)	(1.0)
Other income, net	0.3	0.1
Provision for income taxes	(2.7)	(2.4)
Net earnings	7.0%	4.7%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2013 were $444.7 million compared to $423.8 million in the first quarter of fiscal 2012, an increase of 4.9 percent. Professional segment net sales in the first quarter of fiscal 2013 were up 16.0 percent compared to the first quarter of fiscal 2012 due mainly to strong demand for products manufactured prior to the phase-in of applicable Tier 4 emission requirements, as previously discussed. Our professional segment net sales for the first quarter comparison were significantly higher than we experienced in past quarters or expect to experience in future quarters (except as may potentially be realized in connection with the phase-in of additional future requirements) as a result of strong demand prior to price increases going into effect for products subject to Tier 4 emission requirements, which also resulted in higher field inventory levels at the end of our first quarter of fiscal 2013 compared to the end of our first quarter of fiscal 2012. Additionally, our professional segment net sales growth was positively impacted by incremental net sales of $5.2 million from acquisitions, the successful introduction of new products, and higher sales of our micro-irrigation products from continued market growth and demand and additional manufacturing capacity that increased production and enabled higher sales for our drip irrigation solutions. Residential segment sales decreased 12.1 percent for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily from lower shipments of snow thrower products due to the lack of snowfall during our first quarter of fiscal 2013, which also resulted in higher field inventory levels and a decrease in retail demand for our residential segment products for the first quarter of fiscal 2013 compared to the same period last fiscal year. However, sales of Pope products in Australia were up due to increased demand for irrigation products as a result of drought conditions. Net sales for our other segment were down $7.8 million due to strong professional segment sales to our company-owned distribution companies, mainly products manufactured prior to the phase-in of applicable Tier 4 emission requirements as discussed above, that are eliminated in our other segment. Our overall international net sales were down 5.3 percent due mainly to lower sales in Europe as a result of continued economic weakness and lower shipments into Canada. Changes in currency exchange rates resulted in a decline of approximately $0.4 million of net sales for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2013 increased 270 basis points to 37.3 percent compared to 34.6 percent in the first quarter of fiscal 2012. This increase was due mainly to a higher proportionate share of product sales that carry higher average gross margins, price increases on some products, cost reduction efforts, and slightly lower commodity prices.

Selling, General, and Administrative Expense

SG&A expense for the first quarter of fiscal 2013 increased $7.0 million, or 6.2 percent, compared to the same period last fiscal year, and SG&A expense as a percentage of net sales increased 30 basis points to 26.9 percent in the first quarter of fiscal 2013 compared to 26.6 percent in the first quarter of fiscal 2012. These increases were due mainly to incremental SG&A expense from acquisitions of $4.4 million and an increase in warehousing expenses of $2.3 million as we began operations at our new distribution facility in Ankeny, Iowa, plus higher inventory levels.

Interest Expense

Interest expense for the first quarter of fiscal 2013 decreased $0.2 million, or 4.0 percent, compared to the first quarter of fiscal 2012 due to lower average debt levels.

Other Income, Net

Other income, net for the first quarter of fiscal 2013 was $1.4 million compared to $0.5 million for the same period last fiscal year, an increase of $0.9 million. The increase was due primarily to higher income from our equity investment in Red Iron and a decrease in foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2013 was 27.7 percent compared to 33.8 percent in the first quarter of fiscal 2012. The reduction in the effective tax rate was primarily the result of the retroactive reenactment of the domestic research and development tax credit.

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

The following table summarizes net sales by segment:

	Three Months Ended
	February 1,	February 3,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$329,144	$283,834	$45,310	16.0%
Residential	120,947	137,608	(16,661)	(12.1)
Other	(5,430)	2,393	(7,823)	NM
Total*	$444,661	$423,835	$20,826	4.9%

* Includes international sales of:	$141,591	$149,462	$(7,871)	(5.3)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	February 1,	February 3,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$60,738	$42,091	$18,647	44.3%
Residential	12,154	12,608	(454)	(3.6)
Other	(29,494)	(24,613)	(4,881)	(19.8)
Total	$43,398	$30,086	$13,312	44.2%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2013 were up by 16.0 percent compared to the first quarter of fiscal 2012 due mainly to strong demand for products manufactured prior to the phase-in of applicable Tier 4 emission requirements and prior to price increases resulting from such requirements, as previously discussed. This also resulted in higher professional segment field inventory levels as of the end of our first quarter of fiscal 2013 compared to the end of our first quarter of fiscal 2012. Additionally, our professional segment net sales growth was positively impacted by incremental net sales of $5.2 million from acquisitions, the successful introduction of new products, and higher sales of our micro-irrigation products from continued market growth and demand and additional manufacturing capacity that increased production and enabled higher sales for our drip irrigation solutions. Retail demand was also strong for our professional segment products in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 for products manufactured prior to the phase-in of applicable Tier 4 emission requirements, improved customer confidence coupled with our strong product offering, and favorable weather conditions. Sales of professional segment products in international markets were down due mainly to continued economic weakness in Europe and lower shipments into Canada.

Operating Earnings. Operating earnings for the professional segment were $60.7 million in the first quarter of fiscal 2013 compared to $42.1 million in the first quarter of fiscal 2012, an increase of 44.3 percent. Expressed as a percentage of net sales, professional segment operating margins increased to 18.5 percent compared to 14.8 percent in the first quarter of fiscal 2012. These profit improvements were primarily attributable to higher sales volumes, an improvement in gross margins due to the same factors discussed previously in the Gross Profit section, and lower SG&A expenses as a percentage of net sales as we leveraged fixed SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2013 were down by 12.1 percent compared to the first quarter of fiscal 2012. This decrease was primarily the result of lower shipments of snow thrower products due to the lack of snowfall during our first quarter of fiscal 2013, which also resulted in higher field inventory levels and a decrease in retail demand for the first quarter of fiscal 2013 compared to the same period last fiscal year. Somewhat offsetting the sales decrease for the residential segment was an increase in sales of Pope products in Australia due to increased demand for irrigation products as a result of drought conditions in that region.

Operating Earnings. Operating earnings for the residential segment were $12.2 million in the first quarter of fiscal 2013 compared to $12.6 million in the first quarter of fiscal 2012, a decrease of 3.6 percent mainly due to the decline in net sales. Expressed as a percentage of net sales, residential segment operating margins improved to 10.0 percent for the first quarter of fiscal 2013 compared to 9.2 percent in the first quarter of fiscal 2012 due to an improvement in gross margins mainly as a result of cost reduction efforts and slightly lower commodity costs.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales decreased by $7.8 million for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to strong professional segment sales, mainly for products manufactured prior to the phase-in of applicable Tier 4 emission requirements, as previously discussed, to our company-owned distribution companies that are eliminated in our other segment.

Operating Losses. Operating losses for the other segment were up, by $4.9 million or 19.8 percent, for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This increase was primarily attributable to an increase in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies as a result of higher inventory levels at those distribution companies.

FINANCIAL POSITION

Working Capital

In fiscal 2013, our working capital increased due to higher average inventory levels as we built inventory in anticipation of higher demand for products prior to the phase-in of applicable Tier 4 emission requirements. Additionally, incremental inventory from acquisitions of $16 million and higher snow thrower inventory levels from lower sales volumes contributed to our higher inventory levels as of the end of the first quarter of fiscal 2013 compared to the end of the same period last fiscal year. In fiscal 2013, we intend to continue our efforts on efficient asset management, with a focus on minimizing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Receivables as of the end of the first quarter of fiscal 2013 increased slightly, by 2.7 percent, compared to the end of the first quarter of fiscal 2012. Our average days sales outstanding for receivables improved to 34.4 days based on sales for the last twelve months ended February 1, 2013, compared to 35.6 days for the twelve months ended February 3, 2012. Inventory increased as of the end of the first quarter of fiscal 2013 by 23.2 percent compared to the end of the first quarter of fiscal 2012, as discussed above. In addition, accounts payable increased as of the end of our first quarter of fiscal 2013 by $16.5 million, or 10.9 percent. As a result of the combination of these increases, our average net working capital as a percentage of net sales for the twelve months ended February 1, 2013 was 15.5 percent compared to 15.1 percent for the twelve months ended February 3, 2012.

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

Our Board of Directors approved a cash dividend of $0.14 per share for the first quarter of fiscal 2013 paid on December 31, 2012, which was an increase of 27.3 percent over our cash dividend of $0.11 per share for the first quarter of fiscal 2012.

Cash Flow. We historically use more operating cash in the first quarter compared to other fiscal quarters due to the seasonality of our business. Cash used for operating activities for the first three months of fiscal 2013 was up $7.2 million compared to the first three months of fiscal 2012 due mainly to a higher increase in working capital requirements, primarily from higher inventory levels, somewhat offset by higher net earnings. Cash used for investing activities was down by $8.6 million compared to the first quarter of fiscal 2012, due mainly to a decrease in cash used to purchase property, plant, and equipment, and an increase in contributions to our equity investment in Red Iron. Cash used in financing activities for the first quarter of fiscal 2013 was $36.3 million compared to cash provided by financing activities of $22.3 million for the first quarter of fiscal 2012. This change was due mainly to higher levels of funds used to repurchase our common stock in the first three months of fiscal 2013 compared to the first three months of fiscal 2012, as well as proceeds from short-term borrowing under our revolving credit facility during the first quarter of fiscal 2012, whereas, we did not have any short-term debt outstanding under our revolving credit facility as of the end of the first quarter of fiscal 2013.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $13.7 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of February 1, 2013, we had no outstanding short-term debt under our credit facilities and $14.2 million of outstanding letters of credit. As of February 1, 2013, we had an aggregate amount of $149.5 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of February 1, 2013, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of February 1, 2013, and we expect to be in compliance with all covenants during the remainder of fiscal 2013. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2013 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.     Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $4.9 million of receivables from us during the first quarter of fiscal 2013. As of February 1, 2013, $9.7 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding, and also included outstanding receivables financed by third party sources before the establishment of Red Iron. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first quarter of fiscal 2013, average prices paid for commodities and components we purchase were slightly down compared to the average prices paid in the first quarter of fiscal 2012, which improved our gross margin growth rate in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components for the remainder of fiscal 2013 to be approximately equivalent to or slightly higher than average prices paid for commodities and components during fiscal 2012. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2012 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. We will adopt this guidance in our first quarter of fiscal 2014, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires entities to disclose, for items reclassified out of accumulated other comprehensive income (loss) and into net income in their entirety, the effect of the reclassification on each affected net income line item. ASU No. 2013-02 also requires a cross reference to other required U.S. GAAP disclosures for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net income. We will adopt this guidance in our first quarter of fiscal 2014, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

No other new accounting pronouncement that has been issued but not yet effective for us during the first quarter of fiscal 2013 has had or is expected to have a material impact on our consolidated financial statements.

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

•            Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, fuel, resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs or employee healthcare costs, including as the result of recently enacted or future healthcare laws or regulations, may adversely affect our profit margins and business.

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

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expand to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 requirements, these plans are subject to many variables including, among others, the inability of our suppliers to provide compliant engines on a timely basis or our inability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to pass along costs we incurred related to research, development, engineering, and other costs to design Tier 4 compliant products in the form of prices increases to our customers and/or our competitors implement different strategies with respect to compliance with Tier 4 requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Additionally, if our customers’ buying patterns change to purchasing our products in advance of price increases on compliant products, we may experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. We believe our financial results during the first quarter of fiscal 2013 were positively impacted by these patterns.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012 the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. The new rules will require us to engage in due diligence efforts for the 2013 calendar year, with initial disclosures required no later than May 31, 2014, and subsequent disclosures required no later than May 31 of each following year.  We expect that we will incur additional costs and expenses, which may be significant, in order to comply with these rules. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origins for any conflict minerals and metals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders.

In addition, changes in laws and regulations also may adversely affect our operating results, including, in particular, (i) taxation changes, tax rate changes, new tax laws, revised tax law interpretations, or expiration of the domestic research and development tax credit, which individually or in combination may cause our effective tax rate to increase, or (ii) new, recently enacted or revised healthcare laws or regulations, which may cause us to incur higher employee healthcare and other costs.

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

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new facilities, including our new distribution facility in Ankeny, Iowa, and/or move production between manufacturing facilities could adversely affect our business and operating results. In fiscal 2012, we began operations at our new micro-irrigation facility in Romania. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover the costs of the new facility and our operating results may be adversely affected.

•            We intend to grow our business in part through additional acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, all of which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. Additionally, factors could affect completion of our proposed acquisition of a micro-irrigation company in China, including whether and when the required regulatory approvals will be obtained, and whether and when other closing conditions will be satisfied.

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

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and employee engagement goals of our multi-year employee initiative called “Destination 2014”; natural or man-made disasters or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and an increase in insurance premiums; financial difficulties and viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2013 and 2014. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended February 1, 2013 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	1.0275	$40,771.7	$25.0	$(630.2)
Buy US dollar/Sell Canadian dollar	1.0182	7,218.7	(69.0)	(35.0)
Buy US dollar/Sell Euro	1.2990	77,744.6	(2,615.6)	(1,373.7)
Buy US dollar/Sell British pound	1.5783	15,309.3	—	(19.3)
Buy Euro/Sell US dollar	1.3224	6,427.7	—	(144.4)
Buy Mexican peso/Sell US dollar	13.6225	23,637.3	856.9	389.6
Buy Euro/Sell Romanian New Leu	4.3864	16,131.9	264.6	51.8
Buy British pound/Sell Euro	1.1639	6,100.4	—	1.8

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended February 1, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2013 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1,2,3,4)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1,2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1,2)

November 1, 2012 through November 30, 2012	46,169	$40.95	46,169	1,428,508

December 1, 2012 through December 28, 2012	451,007	42.64	448,920	5,979,588

December 29, 2012 through February 1, 2013	283,269	42.79	281,823	5,697,765

Total	780,445	$42.59	776,912

(1)         On December 1, 2010, the company’s Board of Directors authorized the repurchase of 6,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased an aggregate of 776,912 shares during the periods indicated above under this program. There are 697,765 shares remaining for repurchase under this program.

(2)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased during the periods indicated above under this program.

(3)         Includes 2,233 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s equity and incentive plan. These 2,233 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

(4)         Includes 1,300 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $42.76 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,300 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2013, filed with the SEC on March 6, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended February 1, 2013 and February 3, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended February 1, 2013 and February 3, 2012, (iii) Condensed Consolidated Balance Sheets as of February 1, 2013, February 3, 2012, and October 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended February 1, 2013 and February 3, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 6, 2013	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)