Form 10-Q
period 2013-05-03
TORO CO
filed 2013-06-05
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2013

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

The number of shares of Common Stock outstanding as of May 28, 2013 was 57,508,343.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2013	2012	2013	2012
Net sales	$704,486	$691,485	$1,149,147	$1,115,320
Cost of sales	452,185	456,063	731,029	733,247
Gross profit	252,301	235,422	418,118	382,073
Selling, general, and administrative expense	134,830	128,922	254,443	241,552
Operating earnings	117,471	106,500	163,675	140,521
Interest expense	(4,149)	(4,165)	(8,398)	(8,593)
Other income, net	2,995	2,057	4,438	2,550
Earnings before income taxes	116,317	104,392	159,715	134,478
Provision for income taxes	37,915	35,574	49,917	45,737
Net earnings	$78,402	$68,818	$109,798	$88,741

Basic net earnings per share of common stock	$1.35	$1.15	$1.88	$1.48

Diluted net earnings per share of common stock	$1.32	$1.13	$1.85	$1.46

Weighted-average number of shares of common stock outstanding — Basic	58,132	59,878	58,308	59,933

Weighted-average number of shares of common stock outstanding — Diluted	59,257	60,960	59,444	60,961

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
	2013	2012	2013	2012
Net earnings	$78,402	$68,818	$109,798	$88,741
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,168)	(705)	546	(1,755)
Derivative instruments, net of tax of $1,030, $(440), $634, and $548, respectively	1,482	(748)	674	937
Other comprehensive income (loss), net	314	(1,453)	1,220	(818)
Comprehensive income	$78,716	$67,365	$111,018	$87,923

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	May 3,	May 4,	October 31,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$80,341	$82,572	$125,856
Receivables, net	307,770	272,819	147,410
Inventories, net	309,998	250,804	251,117
Prepaid expenses and other current assets	30,434	23,281	24,437
Deferred income taxes	62,768	62,209	63,314
Total current assets	791,311	691,685	612,134

Property, plant, and equipment	703,104	669,159	683,107
Less accumulated depreciation	526,044	484,539	502,584
	177,060	184,620	180,523

Other assets	25,381	25,190	18,477
Goodwill	92,049	91,988	92,000
Other intangible assets, net	29,153	35,871	32,065
Total assets	$1,114,954	$1,029,354	$935,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$250	$1,858	$1,858
Short-term debt	—	7	—
Accounts payable	203,710	196,382	124,806
Accrued liabilities	294,648	278,491	251,458
Total current liabilities	498,608	476,738	378,122

Long-term debt, less current portion	223,513	223,701	223,482
Deferred revenue	10,605	9,347	11,143
Deferred income taxes	2,898	1,380	2,280
Other long-term liabilities	6,287	7,614	7,770

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares as of May 3, 2013 and 100,000,000 shares as of May 4, 2012 and October 31, 2012; issued and outstanding 57,615,679 shares as of May 3, 2013, 58,827,322 shares as of May 4, 2012, and 58,266,482 shares as of October 31, 2012	57,616	58,827	58,266
Retained earnings	324,181	259,391	264,110
Accumulated other comprehensive loss	(8,754)	(7,644)	(9,974)
Total stockholders’ equity	373,043	310,574	312,402
Total liabilities and stockholders’ equity	$1,114,954	$1,029,354	$935,199

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	May 3,	May 4,
	2013	2012
Cash flows from operating activities:
Net earnings	$109,798	$88,741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Noncash income from finance affiliate	(3,532)	(2,802)
Provision for depreciation and amortization	26,890	25,664
Stock-based compensation expense	5,336	5,031
Decrease (increase) in deferred income taxes	281	(396)
Other	81	(121)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(160,534)	(126,215)
Inventories, net	(59,082)	(21,270)
Prepaid expenses and other assets	(3,486)	(5,066)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	120,896	125,929
Net cash provided by operating activities	36,648	89,495

Cash flows from investing activities:
Purchases of property, plant, and equipment	(19,508)	(21,905)
Proceeds from asset disposals	73	96
Contributions to finance affiliate, net	(4,669)	(3,559)
Acquisitions, net of cash acquired	—	(9,663)
Net cash used in investing activities	(24,104)	(35,031)

Cash flows from financing activities:
Repayments of short-term debt	(415)	(922)
Repayments of long-term debt	(1,548)	(1,670)
Excess tax benefits from stock-based awards	4,577	6,879
Proceeds from exercise of stock options	6,573	13,268
Purchases of Toro common stock	(50,499)	(56,067)
Dividends paid on Toro common stock	(16,364)	(13,228)
Net cash used in financing activities	(57,676)	(51,740)

Effect of exchange rates on cash and cash equivalents	(383)	(1,038)

Net (decrease) increase in cash and cash equivalents	(45,515)	1,686
Cash and cash equivalents as of the beginning of the fiscal period	125,856	80,886
Cash and cash equivalents as of the end of the fiscal period	$80,341	$82,572
Supplemental disclosures of cash flow information:
Long-term debt issued in connection with an acquisition	$—	$100

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

May 3, 2013

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended May 3, 2013 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2013.

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

Common Shares Authorized

On March 12, 2013, following approval by the company’s shareholders at its 2013 annual meeting of shareholders, the company amended its Restated Certificate of Incorporation by filing a Certificate of Amendment to Restated Certificate of Incorporation with the Secretary of State of Delaware to increase the number of authorized shares of common stock from 100,000,000 to 175,000,000.

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

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2013	Fiscal 2012
Expected life of option in years	6	6
Expected volatility	35.18% - 35.19%	34.87% - 35.02%
Weighted-average volatility	35.19%	35.01%
Risk-free interest rate	0.88%	1.20%
Expected dividend yield	1.04% - 1.07%	1.31% - 1.40%
Weighted-average dividend yield	1.07%	1.32%
Grant date per share weighted-average fair value	$13.03	$8.56

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2013 and 2012 was $42.06 and $28.24, respectively. No performance share awards were granted during the second quarter of fiscal 2013 or 2012.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted in connection with hiring, mid-year promotions, leadership transition, or retention. In fiscal 2013, the company began granting restricted stock unit awards. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock awards granted during the first six months of fiscal 2013 and 2012 was $42.50 and $30.70, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
(Shares in thousands)	2013	2012	2013	2012
Basic
Weighted-average number of shares of common stock	58,132	59,878	58,260	59,921
Assumed issuance of contingent shares	—	—	48	12
Weighted-average number of shares of common stock and assumed issuance of contingent shares	58,132	59,878	58,308	59,933
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	58,132	59,878	58,308	59,933
Effect of dilutive securities	1,125	1,082	1,136	1,028
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	59,257	60,960	59,444	60,961

Options to purchase an aggregate of 361,651 and 285,668 shares of common stock outstanding during the second quarter of fiscal 2013 and 2012, respectively, were excluded from the diluted net earnings per share calculation because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods. Options to purchase an aggregate of 306,491 and 469,242 shares of common stock outstanding during the year-to-date periods through the second quarter of fiscal 2013 and 2012, respectively, were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the company’s common stock during the same respective periods.

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

Inventories were as follows:

	May 3,	May 4,	October 31,
(Dollars in thousands)	2013	2012	2012
Raw materials and work in process	$94,219	$100,167	$91,465
Finished goods and service parts	279,586	211,638	223,459
Total FIFO value	373,805	311,805	314,924
Less: adjustment to LIFO value	63,807	61,001	63,807
Total	$309,998	$250,804	$251,117

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2013 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2012	$80,984	$11,016	$92,000
Translation adjustments	20	29	49
Balance as of May 3, 2013	$81,004	$11,045	$92,049

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) May 3, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$9,593	$(8,302)	$1,291
Non-compete agreements	1.5-10	6,304	(4,076)	2,228
Customer-related	1.5-13	8,272	(4,212)	4,060
Developed technology	1.5-10	27,704	(11,813)	15,891
Trade names	1.5-5	1,515	(713)	802
Other		800	(800)	—
Total amortizable		54,188	(29,916)	24,272
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$59,069	$(29,916)	$29,153

October 31, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$9,593	$(8,031)	$1,562
Non-compete agreements	1.5-10	6,303	(3,656)	2,647
Customer-related	1.5-13	8,312	(3,826)	4,486
Developed technology	1.5-10	27,727	(10,196)	17,531
Trade names	1.5-5	1,515	(557)	958
Other		800	(800)	—
Total amortizable		54,250	(27,066)	27,184
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$59,131	$(27,066)	$32,065

Amortization expense for intangible assets during the first six months of fiscal 2013 was $3.0 million. Estimated amortization expense for the remainder of fiscal 2013 and succeeding fiscal years is as follows: fiscal 2013 (remainder), $2.8 million; fiscal 2014, $5.3 million; fiscal 2015, $5.1 million; fiscal 2016, $4.6 million; fiscal 2017, $3.7 million; fiscal 2018, $1.7 million; and after fiscal 2018, $1.1 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 3, 2013 was $20.7 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.5 million as of May 3, 2013.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the six months ended April 30, 2013 and April 30, 2012 was $639.6 million and $615.2 million, respectively.

As of April 30, 2013, Red Iron’s total assets were $406.5 million and total liabilities were $360.5 million.

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

Warranty provisions, claims, changes in estimates, and additions from acquisitions for the first six months of fiscal 2013 and 2012 were as follows:

	Six Months Ended
	May 3,	May 4,
(Dollars in thousands)	2013	2012
Beginning balance	$69,848	$62,730
Warranty provisions	23,478	22,263
Warranty claims	(14,651)	(13,573)
Changes in estimates	(579)	1,461
Additions from acquisitions	—	200
Ending balance	$78,096	$73,081

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 3, 2013	Professional	Residential	Other	Total
Net sales	$496,436	$201,390	$6,660	$704,486
Intersegment gross sales	11,318	121	(11,439)	—
Earnings (loss) before income taxes	112,275	24,679	(20,637)	116,317

Three months ended May 4, 2012	Professional	Residential	Other	Total
Net sales	$455,945	$231,897	$3,643	$691,485
Intersegment gross sales	14,056	128	(14,184)	—
Earnings (loss) before income taxes	98,701	28,518	(22,827)	104,392

Six months ended May 3, 2013	Professional	Residential	Other	Total
Net sales	$825,580	$322,337	$1,230	$1,149,147
Intersegment gross sales	26,773	205	(26,978)	—
Earnings (loss) before income taxes	173,013	36,833	(50,131)	159,715
Total assets	653,514	256,412	205,028	1,114,954

Six months ended May 4, 2012	Professional	Residential	Other	Total
Net sales	$739,779	$369,505	$6,036	$1,115,320
Intersegment gross sales	19,122	(88)	(19,034)	—
Earnings (loss) before income taxes	140,792	41,126	(47,440)	134,478
Total assets	598,357	239,385	191,612	1,029,354

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
(Dollars in thousands)	2013	2012	2013	2012
Corporate expenses	$(20,635)	$(21,721)	$(42,319)	$(41,191)
Interest expense, net	(4,149)	(4,165)	(8,398)	(8,593)
Other	4,147	3,059	586	2,344
Total	$(20,637)	$(22,827)	$(50,131)	$(47,440)

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the second quarter of fiscal 2013, there were immaterial losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of May 3, 2013, the notional amount outstanding of forward contracts designated as cash flow hedges was $42.5 million. Additionally, the company has one cross currency interest rate swap instrument outstanding as of May 3, 2013 for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euro.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	May 3, 2013		May 4, 2012		May 3, 2013		May 4, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$2,027	Prepaid expenses	$759	Accrued liabilities	$478	Accrued liabilities	$—
Cross currency swaps	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	598	Accrued liabilities	—

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	241	Prepaid expenses	1,318	Accrued liabilities	763	Accrued liabilities	339
Cross currency swaps	Prepaid expenses	189	Prepaid expenses	—	Accrued liabilities	—	Accrued liabilities	—

Total Derivatives		$2,457		$2,077		$1,839		$339

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and six months ended May 3, 2013 and May 4, 2012, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	May 3,	May 4,		May 3,	May 4,		May 3,	May 4,
For the three months ended	2013	2012		2013	2012		2013	2012
Forward currency contracts	$1,523	$(870)	Net sales	$(796)	$1,265	Other income, net	$133	$281
Forward currency contracts	363	120	Cost of sales	177	(214)
Cross currency contracts	(406)	—	Other income, net	(292)	—
Total	$1,480	$(750)		$(911)	$1,051

	May 3,	May 4,		May 3,	May 4,		May 3,	May 4,
For the six months ended	2013	2012		2013	2012		2013	2012
Forward currency contracts	$674	$241	Net sales	$(1,342)	$1,705	Other income, net	$701	$203
Forward currency contracts	601	692	Cost of sales	241	(646)
Cross currency contracts	(605)	—	Other income, net	(839)	—
Total	$670	$933		$(1,940)	$1,059

As of May 3, 2013, the company expects to reclassify approximately $0.7 million of gains from AOCL to earnings during the next 12 months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	May 3,	May 4,	May 3,	May 4,
(Dollars in thousands)	Recognized in Net Earnings	2013	2012	2013	2012

Forward currency contracts	Other income, net	$2,394	$158	$(960)	$4,506
Cross currency swaps	Other income, net	342	—	(181)	—
		$2,736	$158	$(1,141)	$4,506

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

Assets and liabilities measured at fair value on a recurring basis, as of May 3, 2013, May 4, 2012, and October 31, 2012 are summarized below:

(Dollars in thousands) May 3, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,341	$80,341	$—	—
Forward currency contracts	2,268	—	2,268	—
Cross currency contracts	189	—	189	—
Total assets	$82,798	$80,341	$2,457	—
Liabilities:
Forward currency contracts	$1,241	—	$1,241	—
Cross currency contracts	598	—	598	—
Deferred compensation liabilities	3,180	—	3,180	—
Total liabilities	$5,019	—	$5,019	—

May 4, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$82,572	$82,572	$—	—
Forward currency contracts	2,077	—	2,077	—
Total assets	$84,649	$82,572	$2,077	—
Liabilities:
Forward currency contracts	$339	—	$339	—
Deferred compensation liabilities	3,928	—	3,928	—
Total liabilities	$4,267	—	$4,267	—

October 31, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$125,856	$125,856	$—	—
Forward currency contracts	995	—	995	—
Cross currency contracts	1,046	—	1,046	—
Total assets	$127,897	$125,856	$2,041	—
Liabilities:
Forward currency contracts	$2,114	—	$2,114	—
Deferred compensation liabilities	3,547	—	3,547	—
Total liabilities	$5,661	—	$5,661	—

There were no transfers between Level 1 and Level 2 during the three and six months ended May 3, 2013 and May 4, 2012, or the twelve months ended October 31, 2012.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, landscape equipment and lighting, turf irrigation systems, agricultural micro-irrigation systems, rental and construction equipment, and residential yard and snow removal products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” Our emphasis is to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2013 were positive with a net sales increase of 1.9 percent and a net earnings increase of 13.9 percent, each as compared to the second quarter of fiscal 2012. Year-to-date net earnings increased 23.7 percent in fiscal 2013 compared to the same period in the prior fiscal year on a net sales increase of 3.0 percent. Sales for our professional segment increased 8.9 percent in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due to strong pre-season demand for our landscape contractor equipment resulting from customer optimism for the upcoming selling season and newly introduced products, increased shipments of golf and grounds equipment in Europe and Asia, higher sales of our micro-irrigation products from continued market growth and demand for our drip irrigation solutions in agricultural markets, and price increases on some products. For the year-to-date period of fiscal 2013, professional segment net sales were up 11.6 percent also due to strong demand in our first quarter of fiscal 2013 for products manufactured prior to the phase in of applicable Tier 4 emission requirements that resulted in price increases for such products. Additionally, increased sales and demand in the rental market, as well as incremental net sales from acquisitions, contributed to our professional segment net sales growth in fiscal 2013. Residential segment sales were down 13.2 percent and 12.8 percent for our second quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods in the prior fiscal year due to lower shipments and demand for walk power mowers and riding products primarily from unfavorable weather conditions this year compounded by favorable early spring weather conditions in 2012. Additionally, lower shipments of snow thrower products due to the lack of snowfall for the winter of 2012/2013 during the primary selling season contributed to the decrease of our residential segment net sales for the year-to-date comparison, which was somewhat offset by higher sales of Pope products in Australia due to increased demand for irrigation products as a result of drought conditions. Our net earnings growth in the second quarter and year-to-date periods of fiscal 2013 resulted primarily from an improvement of our gross margin rate of 180 basis points and 210 basis points for the second quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods last fiscal year, higher sales volumes, and a decrease in our tax rate due to the retroactive reenactment of the domestic research and development tax credit in our first quarter of fiscal 2013. However, our selling, general, and administrative (SG&A) expense as a percentage of net sales was up by 50 basis points and 40 basis points in the second quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods last fiscal year.

Although our overall financial condition remains strong, our inventory levels increased 23.6 percent as of the end of the second quarter of fiscal 2013 compared to the end of the second quarter of fiscal 2012 as we built inventory in anticipation of strong demand for products impacted by Tier 4 emissions requirements, and higher residential segment inventory levels due to lower sales volumes. Our receivables increased 12.8 percent, as of the end of the second quarter of fiscal 2013 compared to the end of the second quarter of fiscal 2012 due to a higher proportion of sales that were not financed with Red Iron. We increased our second quarter cash dividend by 27.3 percent from $0.11 to $0.14 per share compared to the quarterly cash dividend paid in the second quarter of fiscal 2012.

Our multi-year initiative, “Destination 2014” will take us to our centennial in 2014 and into our second century. This is our third year of this four-year initiative, which is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we strive to achieve $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the most recent four quarters.

In January 2013, we entered into an agreement to acquire a Chinese micro-irrigation company, subject to applicable regulatory approvals and other customary closing conditions. We expect to close the transaction by the end of fiscal 2013.

Our financial results for the first half of fiscal 2013 were solid, and we are optimistic about the remainder of the fiscal year. Our continued focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economic environment, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2013 were $78.4 million, or $1.32 per diluted share, compared to $68.8 million, or $1.13 per diluted share, for the second quarter of fiscal 2012, resulting in a net earnings per diluted share increase of 16.8 percent. Year-to-date net earnings in fiscal 2013 were $109.8 million, or $1.85 per diluted share, compared to $88.7 million, or $1.46 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 26.7 percent. The primary factors contributing to our earnings improvements were an increase in our gross margin rate, higher sales volumes, and a decrease in our effective tax rate, somewhat offset by an increase in SG&A expense. In addition, second quarter and year-to-date fiscal 2013 net earnings per diluted share were benefited by approximately $0.03 per share and $0.05 per share, respectively, compared to the same periods in fiscal 2012, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 3, 2013	May 4, 2012	May 3, 2013	May 4, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.2)	(66.0)	(63.6)	(65.7)
Gross margin	35.8	34.0	36.4	34.3
SG&A expense	(19.1)	(18.6)	(22.1)	(21.7)
Operating earnings	16.7	15.4	14.3	12.6
Interest expense	(0.6)	(0.6)	(0.7)	(0.7)
Other income, net	0.4	0.3	0.4	0.2
Provision for income taxes	(5.4)	(5.1)	(4.4)	(4.1)
Net earnings	11.1%	10.0%	9.6%	8.0%

Net Sales

Worldwide consolidated net sales for the second quarter of fiscal 2013 were $704.5 million, up 1.9 percent compared to the second quarter of fiscal 2012. For the year-to-date period of fiscal 2013, net sales were $1,149.1 million, up 3.0 percent from the same period in the prior fiscal year. Worldwide professional segment net sales were up 8.9 percent and 11.6 percent for the second quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods in the prior fiscal year. Sales for our professional segment increased due to strong pre-season demand for our landscape contractor equipment resulting from customer optimism for the upcoming selling season and newly introduced products, increased shipments of golf and grounds equipment in Europe and Asia, higher sales of our micro-irrigation products from continued market growth and demand for our drip irrigation solutions in agricultural markets, and price increases on some products. For the year-to-date period of fiscal 2013, professional segment net sales were up also due to strong demand in our first quarter of fiscal 2013 for products manufactured prior to the phase in of applicable Tier 4 emission requirements that resulted in price increases for such products. Specifically, additional Tier 4 emission requirements began to phase in for our products manufactured after January 1, 2013, having diesel engines greater than 25 but less than 75 horsepower. As a result, during the first quarter of 2013, we implemented price increases for our products subject to such Tier 4 emission requirements in order to cover the additional cost associated with the new technologies. Consequently, our professional segment net sales in the first quarter of fiscal 2013 were significantly higher than we experienced in the past or expect to experience in the future, except as may potentially be realized in connection with the phase in of additional future requirements. The result was strong demand prior to price increases going into effect for products now subject to Tier 4 emission requirements. Additionally, increased sales and demand in the rental market, as well as incremental net sales from acquisitions of $3.2 million and $6.4 million for the second quarter and year-to-

date periods of fiscal 2013, respectively, contributed to our professional segment net sales growth. Residential segment net sales were down 13.2 percent and 12.8 percent for the second quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods in the prior fiscal year due to lower shipments and demand for walk power mowers and riding products primarily from unfavorable weather conditions this year compounded by favorable early spring weather conditions in 2012. Additionally, lower shipments of snow thrower products due to the lack of snowfall for the winter of 2012/2013 during the primary selling season contributed to the decrease of our residential segment net sales for the year-to-date comparison, which was somewhat offset by higher sales of Pope products in Australia due to increased demand for irrigation products as a result of drought conditions. International net sales were up 7.4 percent and 1.9 percent for the second quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods in the prior fiscal year due to increased shipments of golf and grounds equipment in Europe and Asia. However, changes in currency exchange rates resulted in a reduction of our net sales of approximately $4.3 million and $4.7 million for the second quarter and year-to-date periods of fiscal 2013, respectively. Field inventory levels were up as of the end of the second quarter of fiscal 2013 compared to the end of the second quarter of fiscal 2012 due to increased orders from strong demand prior to price increases going into effect for products subject to Tier 4 emission requirements, as well as a late start to spring, whereas last year we experienced strong preseason demand from early spring weather conditions.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2013 increased 180 basis points to 35.8 percent compared to 34.0 percent in the second quarter of fiscal 2012. Gross profit as a percent of net sales for the year-to-date period of fiscal 2013 increased 210 basis points to 36.4 percent compared to 34.3 percent for the year-to-date period of fiscal 2012. These improvements were primarily due to a higher proportionate share of product sales that carry higher average gross margins, price increases on some products, cost reduction efforts, and slightly lower commodity prices, somewhat offset by changes in currency exchange rates that hampered our gross margin growth rate.

Selling, General, and Administrative Expense

SG&A expense increased $5.9 million, or 4.6 percent, for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and increased $12.9 million, or 5.3 percent, for the year-to-date period of fiscal 2013 compared to the year-to-date period of fiscal 2012. As a percentage of net sales, SG&A expense increased 50 basis points and 40 basis points for the second quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods in the prior fiscal year. These increases were primarily attributable to incremental SG&A costs from acquisitions of approximately $2 million and $4 million for the second quarter and year-to-date periods of fiscal 2013, respectively, an increase in warehousing expenses related to our new distribution facility in Ankeny, Iowa, plus higher inventory levels, an increase in engineering from investments in new product development, and higher health insurance expense. These increases were somewhat offset by a decline in product liability expense from favorable claims experience and a decrease in incentive compensation expense.

Interest Expense

Interest expense for the second quarter and year-to-date periods of fiscal 2013 decreased slightly, by 0.4 percent and 2.3 percent, respectively, compared to the same periods last fiscal year due to lower average debt levels.

Other Income, Net

Other income, net for the second quarter and year-to-date periods of fiscal 2013 increased $0.9 million and $1.9 million, respectively, compared to the same periods last fiscal year primarily due to higher income from our equity investment in Red Iron and a decrease in foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2013 was 32.6 percent compared to 34.1 percent for the second quarter of fiscal 2012. The effective tax rate for the year-to-date periods of fiscal 2013 and 2012 was 31.3 percent and 34.0 percent, respectively. The reductions in the effective tax rate were primarily the result of the retroactive reenactment of the domestic research and development tax credit.

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

The following table summarizes net sales by segment:

	Three Months Ended
	May 3,	May 4,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$496,436	$455,945	$40,491	8.9%
Residential	201,390	231,897	(30,507)	(13.2)
Other	6,660	3,643	3,017	82.8
Total*	$704,486	$691,485	$13,001	1.9%

* Includes international sales of:	$212,005	$197,386	$14,619	7.4%

	Six Months Ended
	May 3,	May 4,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$825,580	$739,779	$85,801	11.6%
Residential	322,337	369,505	(47,168)	(12.8)
Other	1,230	6,036	(4,806)	(79.6)
Total*	$1,149,147	$1,115,320	$33,827	3.0%

* Includes international sales of:	$353,596	$346,848	$6,748	1.9%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	May 3,	May 4,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$112,275	$98,701	$13,574	13.8%
Residential	24,679	28,518	(3,839)	(13.5)
Other	(20,637)	(22,827)	2,190	9.6
Total	$116,317	$104,392	$11,925	11.4%

	Six Months Ended
	May 3,	May 4,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$173,013	$140,792	$32,221	22.9%
Residential	36,833	41,126	(4,293)	(10.4)
Other	(50,131)	(47,440)	(2,691)	(5.7)
Total	$159,715	$134,478	$25,237	18.8%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date periods of fiscal 2013 increased 8.9 percent and 11.6 percent, respectively, compared to the same periods in the prior fiscal year. Sales for our professional segment were up due to strong pre-season demand for our landscape contractor equipment resulting from customer optimism for the upcoming selling season and newly introduced products, increased shipments of golf and grounds equipment in Europe and Asia, higher sales of our micro-irrigation products from continued market growth and demand, as well as additional manufacturing capacity that increased production and enabled higher sales for our drip irrigation solutions, and price increases on some products. For the year-to-date period of fiscal 2013, professional segment net sales were up also due to strong demand in our first quarter of fiscal 2013 for products manufactured prior to the phase in of applicable Tier 4 emission requirements, as previously discussed. Additionally, increased sales and demand in the rental market, as well as incremental net sales from acquisitions of $3.2 million and $6.4 million for the second quarter and year-to-date periods of fiscal 2013, respectively, contributed to our professional segment net sales growth. Field inventory levels were also up as of the end of the second quarter of fiscal 2013 compared to the end of the same period in the prior fiscal year due to increased orders from strong demand prior to price increases going into effect for products subject to Tier 4 emission requirements, as well as a late start to spring, whereas last year we experienced strong preseason demand from early spring weather conditions.

Operating Earnings. Operating earnings for the professional segment in the second quarter and year-to-date periods of fiscal 2013 increased 13.8 percent and 22.9 percent, respectively, compared to the same periods in the prior fiscal year. Expressed as a percentage of net sales, professional segment operating margin increased to 22.6 percent compared to 21.6 percent in the second quarter of fiscal 2012, and fiscal 2013 year-to-date professional segment operating margin also increased to 21.0 percent compared to 19.0 percent in the same period last fiscal year. These profit improvements were attributable to higher sales volumes, an increase in gross margins primarily from the same factors discussed previously in the Gross Profit section, and lower SG&A expenses as a percentage of net sales for the year-to-date comparison due to the leveraging of fixed SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date periods of fiscal 2013 decreased 13.2 percent and 12.8 percent, respectively, compared to the same periods in the prior fiscal year. The sales decreases were largely due to lower shipments and demand for walk power mowers and riding products primarily from unfavorable weather conditions this year compounded by favorable early spring weather conditions in 2012 that accelerated sales of residential spring products into our second quarter of fiscal 2012. For the year-to-date comparison, shipments of snow thrower products were down due to the lack of snowfall for the winter of 2012/2013 during the primary selling season, which was somewhat offset by higher sales of Pope products in Australia due to increased demand for irrigation products as a result of drought conditions in that region. Our residential segment field inventory levels were higher as of the end of the second quarter of fiscal 2013 compared to the end of our second quarter of fiscal 2012 as a result of the aforementioned lack of snowfall during the primary selling season for the winter of 2012/2013, coupled with the late start to spring in 2013.

Operating Earnings. Operating earnings for the residential segment in the second quarter and year-to-date periods of fiscal 2013 decreased 13.5 percent and 10.4 percent, respectively, compared to the same periods in the prior fiscal year due to lower sales volumes. However, expressed as a percentage of net sales, residential segment operating margin was even at 12.3 percent in both second quarters of fiscal 2013 and 2012, and fiscal 2013 year-to-date residential segment operating margin increased to 11.4 percent compared to 11.1 percent in the same period last fiscal year. The increase in operating margin for the year-to-date comparison was primarily attributable to an improvement in gross margin mainly as a result of cost reduction efforts and lower commodity costs, somewhat offset by higher SG&A expenses as a percentage of net sales due to fixed SG&A costs over lower sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the second quarter of fiscal 2013 increased $3.0 million compared to the second quarter of fiscal 2012 due to a decline in sales eliminated in the other segment from reduced shipments to our company-owned distribution companies. For the year-to-date period of fiscal 2013, the other segment net sales decreased $4.8 million compared to the same period in the prior fiscal year due to strong professional segment sales in the first quarter of fiscal 2013, mainly for products manufactured prior to the phase-in of applicable Tier 4 emission requirements, as previously discussed, to our wholly owned distribution companies that are eliminated in our other segment.

Operating Losses. Operating losses for the other segment decreased $2.2 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due to a decline in product liability expense from favorable claims experience and a decrease in incentive compensation expense, somewhat offset by higher health insurance expense. For the year-to-date period of fiscal 2013 compared to the same period last fiscal year, operating losses for the other segment were up $2.7 million primarily due to an increase in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies as a result of higher inventory levels at those distribution companies and an increase in health insurance expense, somewhat offset by lower product liability expense and incentive compensation.

FINANCIAL POSITION

Working Capital

Throughout the second quarter of fiscal 2013, our average working capital increased mainly due to higher average inventory levels as we built inventory in anticipation of higher demand for our products prior to the phase-in of applicable Tier 4 emission requirements, as well as lower sales for our residential segment from unfavorable weather conditions. We intend to continue our efforts on efficient asset management, with a focus on minimizing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Receivables as of the end of the second quarter of fiscal 2013 increased 12.8 percent compared to the end of the second quarter of fiscal 2012 due to a higher proportion of sales that were not financed with Red Iron. Our average days sales outstanding for receivables were slightly up, to 35 days based on sales for the twelve months ended May 3, 2013, compared to 34.5 days for the twelve months ended May 4, 2012. Inventory levels as of the end of the second quarter of fiscal 2013 also increased by 23.6 percent compared to the end of the second quarter of fiscal 2012. Our inventory levels were up as we built inventory in anticipation of strong demand for products impacted by Tier 4 emissions requirements before they went into effect, as well as higher residential segment inventory levels due to lower shipments and demand from the late spring weather in 2013, whereas last fiscal year we experienced strong preseason demand as a result of favorable early spring weather conditions. In addition, accounts payable increased as of the end of our second quarter of fiscal 2013 by $7.3 million, or 3.7 percent, driven by higher levels of inventory. The combination of these increases resulted in a higher average net working capital as a percentage of net sales for the twelve months ended May 3, 2013 of 16.3 percent compared to 14.9 percent for the twelve months ended May 4, 2012.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment or construction of new facilities, expansion and upgrading of existing facilities, as well as for financing of receivables from customers that are not financed with Red Iron. We believe that our anticipated cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Our Board of Directors approved a cash dividend of $0.14 per share for the second quarter of fiscal 2013 paid on April 15, 2013, which was an increase of 27.3 percent over our cash dividend of $0.11 per share for the second quarter of fiscal 2012.

Cash Flow. We historically use more operating cash in the first half of our fiscal year than the second half of our fiscal year due to the seasonality of our business. Cash provided by operating activities for the first six months of fiscal 2013 decreased $52.8 million compared to the first six months of fiscal 2012, mainly as a result of a higher increase in working capital requirements, primarily from higher inventory levels and receivables, somewhat offset by higher net earnings for the first half of fiscal 2013 as compared to the first half of fiscal 2012. Cash used for investing activities was down by $10.9 million compared to the first six months of fiscal 2012, due mainly to cash utilized for acquisitions last fiscal year and lower levels of cash used for purchases of property, plant and equipment in the first half of fiscal 2013 compared to the first half of fiscal 2012. Cash used for financing activities for the first six months of fiscal 2013 was up by $5.9 million due mainly to lower amounts of proceeds from stock option exercises and higher levels of cash paid for dividends in the first half of fiscal 2013 compared to the first half of fiscal 2012, somewhat offset by lower amounts of funds used to repurchase our common stock during the first half of fiscal 2013 compared to the first half of fiscal 2012.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate, or other rates quoted by the Administrative Agent, Bank of America, N.A., plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $13.5 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of May 3, 2013, we had no outstanding short-term debt under our credit facilities and an aggregate of $11.3 million of outstanding letters of credit. As of May 3, 2013, we had an aggregate of $152.2 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of May 3, 2013, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of May 3, 2013, and we expect to be in compliance with all covenants during the remainder of fiscal 2013. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR, or other rates quoted by the Administrative Agent, Bank of America, N.A., we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2013 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $11.8 million of receivables from us during the first six months of fiscal 2013. As of May 3, 2013, $10.4 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2013, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid for commodities and components in the first six months of fiscal 2012, which benefited our gross margin growth rate in the first half of fiscal 2013 compared to the first half of fiscal 2012. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components to be approximately equivalent to or slightly higher for the remainder of fiscal 2013 as compared to fiscal 2012. We expect to mitigate the impact of inflationary pressures by engaging in proactive vendor negotiations, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2012 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 related to disclosures on offsetting of assets and liabilities thereby amending ASC 210, Balance Sheet. ASU No. 2011-11 requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. In January 2013, the FASB issued ASU No. 2013-01 which clarified that the scope of ASU No. 2011-11 only applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging. We will adopt this guidance in our first quarter of fiscal 2014, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires entities to disclose, for items reclassified out of accumulated other comprehensive income (loss) and into net income in their entirety, the effect of the reclassification on each affected net income line item. ASU No. 2013-02 also requires a cross reference to other required U.S. GAAP disclosures for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net income. The effective date of ASU No. 2013-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012, and early adoption is permitted. We plan to early adopt this guidance in our fiscal 2013 fourth quarter. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

No other new accounting pronouncement that has been issued but not yet effective for us during the second quarter of fiscal 2013 has had or is expected to have a material impact on our consolidated financial statements.

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

•            Weather conditions have and may continue to reduce demand for some of our products, which may adversely affect our net sales and operating results, or may affect the timing of demand for some of our products and may adversely affect net sales and operating results in subsequent periods.

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

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expand to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 requirements, these plans are subject to many variables including, among others, the inability of our suppliers to provide compliant engines on a timely basis or our inability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to pass along costs we incurred related to research, development, engineering, and other costs to design Tier 4 compliant products in the form of prices increases to our customers and/or our competitors implement different strategies with respect to compliance with Tier 4 requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Additionally, as customers’ buying patterns change to purchasing our products in advance of price increases on compliant products, we have and may continue to experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. We believe our financial results during the first quarter and year-to-date period of fiscal 2013 were positively impacted by these patterns.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2013 and 2014. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended May 3, 2013 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	1.0310	$32,685.3	$368.8	$(211.3)
Buy US dollar/Sell Canadian dollar	1.0197	5,148.6	(36.4)	(10.7)
Buy US dollar/Sell Euro	1.2989	76,116.0	(574.2)	(1,825.2)
Buy US dollar/Sell British pound	1.5591	13,252.0	—	33.6
Buy Euro/Sell US dollar	1.2780	6,651.3	—	189.2
Buy Mexican peso/Sell US dollar	13.2067	27,561.7	1,433.2	679.0
Buy Euro/Sell Romanian New Leu	4.4162	10,870.9	(141.7)	(567.9)
Buy Japanese Yen/Sell US dollar	96.6600	26.9	—	(0.2)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our second quarter ended May 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2013 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3,4)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1,2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1,2)

February 2, 2013 through March 1, 2013	46,000	$44.61	46,000	5,651,765

March 2, 2013 through March 29, 2013	1,153	46.75	1,153	5,650,612

March 30, 2013 through May 3, 2013	342,318	44.74	338,865	5,311,747

Total	389,471	$44.73	386,018

(1)         On December 1, 2010, the company’s Board of Directors authorized the repurchase of 6,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased an aggregate of 386,018 shares during the period indicated above under this program. There are 311,747 shares remaining for repurchase under this program.

(2)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased during the periods indicated above under this program.

(3)         Includes 22 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s incentive plan. These 22 shares were not repurchased under the company’s repurchase program described in footnotes 1 and 2 above.

(4)         Includes 1,122 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $46.38 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,122 shares were not repurchased under the company’s repurchase program described in footnotes 1 and 2 above.

Item 6.  EXHIBITS

(a)   Exhibits

3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

3.2 and 4.2

Certificate of Amendment to Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 13, 2013, Commission File No. 1-8649).

3.3 and 4.3	Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

4.4

Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2008, Commission File No. 1-8649).

4.5

Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to The Toro Company’s 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649).

4.6

Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4.7

First Supplemental Indenture dated as of April 26, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

4.8	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2013, filed with the SEC on June 5, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended May 3, 2013 and May 4, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended May 3, 2013 and May 4, 2012, (iii) Condensed Consolidated Balance Sheets as of May 3, 2013, May 4, 2012, and October 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three and six-month periods ended May 3, 2013 and May 4, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: June 5, 2013	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Finance
and Chief Financial Officer
(duly authorized officer and principal financial officer)