Form 10-Q
period 2013-08-02
TORO CO
filed 2013-09-04
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2013

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

The number of shares of Common Stock outstanding as of August 26, 2013 was 57,156,252.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
	2013	2012	2013	2012
Net sales	$509,918	$504,076	$1,659,065	$1,619,396
Cost of sales	331,887	325,954	1,062,916	1,059,201
Gross profit	178,031	178,122	596,149	560,195
Selling, general, and administrative expense	119,451	117,137	373,894	358,689
Operating earnings	58,580	60,985	222,255	201,506
Interest expense	(3,909)	(4,198)	(12,307)	(12,791)
Other income, net	2,982	2,681	7,420	5,231
Earnings before income taxes	57,653	59,468	217,368	193,946
Provision for income taxes	17,556	18,919	67,473	64,656
Net earnings	$40,097	$40,549	$149,895	$129,290

Basic net earnings per share of common stock	$0.70	$0.69	$2.58	$2.17

Diluted net earnings per share of common stock	$0.68	$0.67	$2.53	$2.13

Weighted-average number of shares of common stock outstanding — Basic	57,653	59,045	58,091	59,642

Weighted-average number of shares of common stock outstanding — Diluted	58,913	60,336	59,266	60,829

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
	2013	2012	2013	2012
Net earnings	$40,097	$40,549	$149,895	$129,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,583)	(3,181)	(5,037)	(4,936)
Derivative instruments, net of tax of $(37), $(282), $596, and $266, respectively	(128)	(92)	546	845
Other comprehensive income (loss), net	(5,711)	(3,273)	(4,491)	(4,091)
Comprehensive income	$34,386	$37,276	$145,404	$125,199

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	August 2,	August 3,	October 31,
	2013	2012	2012
ASSETS
Cash and cash equivalents	$161,180	$143,058	$125,856
Receivables, net	202,148	197,023	147,410
Inventories, net	258,929	234,790	251,117
Prepaid expenses and other current assets	27,426	24,436	24,437
Deferred income taxes	62,324	62,368	63,314
Total current assets	712,007	661,675	612,134

Property, plant, and equipment	710,825	666,301	683,107
Less accumulated depreciation	530,882	488,578	502,584
	179,943	177,723	180,523

Deferred income taxes	98	76	—
Other assets	19,351	20,646	18,477
Goodwill	91,951	92,070	92,000
Other intangible assets, net	27,780	34,338	32,065
Total assets	$1,031,130	$986,528	$935,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$1,858	$1,858
Accounts payable	124,244	124,168	124,806
Accrued liabilities	284,702	278,797	251,458
Total current liabilities	408,946	404,823	378,122

Long-term debt, less current portion	223,528	223,467	223,482
Deferred revenue	10,547	11,289	11,143
Deferred income taxes	2,898	1,380	2,280
Other long-term liabilities	6,592	7,822	7,770

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares as of August 2, 2013 and 100,000,000 shares as of August 3, 2012 and October 31, 2012; issued and outstanding 57,142,923 shares as of August 2, 2013, 58,771,336 shares as of August 3, 2012, and 58,266,482 shares as of October 31, 2012	57,143	58,771	58,266
Retained earnings	335,941	289,892	264,110
Accumulated other comprehensive loss	(14,465)	(10,916)	(9,974)
Total stockholders’ equity	378,619	337,747	312,402
Total liabilities and stockholders’ equity	$1,031,130	$986,528	$935,199

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	August 2,	August 3,
	2013	2012
Cash flows from operating activities:
Net earnings	$149,895	$129,290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Noncash income from finance affiliate	(5,658)	(4,521)
Provision for depreciation and amortization	39,204	37,929
Stock-based compensation expense	7,927	7,465
Decrease (increase) in deferred income taxes	183	(443)
Other	28	(117)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(56,762)	(51,640)
Inventories, net	(12,048)	(6,428)
Prepaid expenses and other assets	(1,539)	(6,114)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	36,910	59,986
Net cash provided by operating activities	158,140	165,407

Cash flows from investing activities:
Purchases of property, plant, and equipment	(34,390)	(28,158)
Proceeds from asset disposals	344	114
Distributions from finance affiliate, net	2,977	1,777
Acquisitions, net of cash acquired	—	(9,663)
Net cash used in investing activities	(31,069)	(35,930)

Cash flows from financing activities:
Repayments of short-term debt	(415)	(922)
Repayments of long-term debt	(1,769)	(1,892)
Excess tax benefits from stock-based awards	5,196	8,080
Proceeds from exercise of stock options	8,146	17,337
Purchases of Toro common stock	(76,003)	(67,354)
Dividends paid on Toro common stock	(24,453)	(19,748)
Net cash used in financing activities	(89,298)	(64,499)

Effect of exchange rates on cash and cash equivalents	(2,449)	(2,806)

Net increase in cash and cash equivalents	35,324	62,172
Cash and cash equivalents as of the beginning of the fiscal period	125,856	80,886
Cash and cash equivalents as of the end of the fiscal period	$161,180	$143,058
Supplemental disclosures of cash flow information:
Long-term debt issued in connection with an acquisition	$—	$100

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

August 2, 2013

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended August 2, 2013 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2013.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time in which officers, other employees, and non-employee directors are expected to exercise their stock options, which is primarily based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company’s stock price.

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

Performance Share Awards

The company grants performance share awards under the company’s incentive plan to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first nine months of fiscal 2013 and 2012 was $42.06 and $28.24, respectively.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted in connection with hiring, mid-year promotions, leadership transition, or retention. In fiscal 2013, the company began granting restricted stock unit awards. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period or vest in full on the three-year anniversary of the date of grant, but such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock awards granted during the first nine months of fiscal 2013 and 2012 was $46.22 and $33.61, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
(Shares in thousands)	2013	2012	2013	2012
Basic
Weighted-average number of shares of common stock	57,653	59,045	58,059	59,633
Assumed issuance of contingent shares	—	—	32	9
Weighted-average number of shares of common stock and assumed issuance of contingent shares	57,653	59,045	58,091	59,642
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	57,653	59,045	58,091	59,642
Effect of dilutive securities	1,260	1,291	1,175	1,187
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	58,913	60,336	59,266	60,829

Options to purchase an aggregate of 204,461 and 2,247 shares of common stock outstanding during the third quarter of fiscal 2013 and 2012, respectively, were excluded from the diluted net earnings per share. Options to purchase an aggregate of 328,703 and 32,414 shares of common stock outstanding during the year-to-date periods through the third quarter of fiscal 2013 and 2012, respectively, were excluded from the diluted net earnings per share calculations. These exclusions are made if the exercise prices of these options are greater than the average market price of the company’s common stock for the period, if the number of shares the company can repurchase under the treasury stock method exceeds the weighted average shares outstanding in the options, or if the company has a net loss, as the effects are anti-dilutive.

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

Inventories were as follows:

	August 2,	August 3,	October 31,
(Dollars in thousands)	2013	2012	2012
Raw materials and work in process	$80,176	$83,649	$91,465
Finished goods and service parts	242,560	212,142	223,459
Total FIFO value	322,736	295,791	314,924
Less: adjustment to LIFO value	63,807	61,001	63,807
Total	$258,929	$234,790	$251,117

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2013 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2012	$80,984	$11,016	$92,000
Translation adjustments	(3)	(46)	(49)
Balance as of August 2, 2013	$80,981	$10,970	$91,951

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) August 2, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$9,593	$(8,431)	$1,162
Non-compete agreements	1.5-10	6,305	(4,282)	2,023
Customer-related	1.5-13	8,248	(4,400)	3,848
Developed technology	1.5-10	27,765	(12,624)	15,141
Trade names	1.5-5	1,515	(790)	725
Other		800	(800)	—
Total amortizable		54,226	(31,327)	22,899
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$59,107	$(31,327)	$27,780

October 31, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$9,593	$(8,031)	$1,562
Non-compete agreements	1.5-10	6,303	(3,656)	2,647
Customer-related	1.5-13	8,312	(3,826)	4,486
Developed technology	1.5-10	27,727	(10,196)	17,531
Trade names	1.5-5	1,515	(557)	958
Other		800	(800)	—
Total amortizable		54,250	(27,066)	27,184
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$59,131	$(27,066)	$32,065

Amortization expense for intangible assets during the first nine months of fiscal 2013 was $4.5 million. Estimated amortization expense for the remainder of fiscal 2013 and succeeding fiscal years is as follows: fiscal 2013 (remainder), $1.4 million; fiscal 2014, $5.3 million; fiscal 2015, $5.1 million; fiscal 2016, $4.6 million; fiscal 2017, $3.7 million; fiscal 2018, $1.7 million; and after fiscal 2018, $1.1 million.

Investment in Joint Venture

In fiscal 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company’s products in the United States and to select distributors of the company’s products in Canada. In fiscal 2012, the company and TCFIF entered into amendments to certain of the agreements pertaining to Red Iron, among other things, to extend the initial term of Red Iron until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company’s products in Canada.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of August 2, 2013 was $15.2 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.4 million as of August 2, 2013.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red

Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the nine months ended August 2, 2013 and August 3, 2012 was $962.5 million and $920.3 million, respectively.

As of July 31, 2013, Red Iron’s total assets were $302.5 million and total liabilities were $268.7 million.

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

Warranty provisions, claims, changes in estimates, and additions from acquisitions for the first nine months of fiscal 2013 and 2012 were as follows:

	Nine Months Ended
	August 2,	August 3,
(Dollars in thousands)	2013	2012
Beginning balance	$69,848	$62,730
Warranty provisions	33,875	32,268
Warranty claims	(24,624)	(23,656)
Changes in estimates	(1,928)	2,183
Additions from acquisitions	—	200
Ending balance	$77,171	$73,725

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended August 2, 2013	Professional	Residential	Other	Total
Net sales	$343,866	$155,452	$10,600	$509,918
Intersegment gross sales	7,628	149	(7,777)	—
Earnings (loss) before income taxes	60,508	15,070	(17,925)	57,653

Three months ended August 3, 2012	Professional	Residential	Other	Total
Net sales	$361,120	$135,894	$7,062	$504,076
Intersegment gross sales	12,012	90	(12,102)	—
Earnings (loss) before income taxes	70,537	10,048	(21,117)	59,468

Nine months ended August 2, 2013	Professional	Residential	Other	Total
Net sales	$1,169,446	$477,789	$11,830	$1,659,065
Intersegment gross sales	34,401	354	(34,755)	—
Earnings (loss) before income taxes	233,521	51,903	(68,056)	217,368
Total assets	573,089	177,495	280,546	1,031,130

Nine months ended August 3, 2012	Professional	Residential	Other	Total
Net sales	$1,100,899	$505,399	$13,098	$1,619,396
Intersegment gross sales	31,134	2	(31,136)	—
Earnings (loss) before income taxes	211,329	51,174	(68,557)	193,946
Total assets	548,381	179,452	258,695	986,528

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
(Dollars in thousands)	2013	2012	2013	2012
Corporate expenses	$(18,985)	$(19,805)	$(61,304)	$(60,991)
Interest expense, net	(3,909)	(4,198)	(12,307)	(12,791)
Other	4,969	2,886	5,555	5,225
Total	$(17,925)	$(21,117)	$(68,056)	$(68,557)

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities primarily involve the use of forward currency contracts, as well as a cross currency swaps that are intended to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company also has made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the third quarter and year-to-date periods of fiscal 2013, there were no losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of August 2, 2013, the notional amount outstanding of forward contracts designated as cash flow hedges was $80.4 million. Additionally, the company has one cross currency interest rate swap instrument outstanding as of August 2, 2013 for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euro.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	August 2, 2013		August 3, 2012		August 2, 2013		August 3, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$796	Prepaid expenses	$3	Accrued liabilities	$178	Accrued liabilities	$—
Cross currency swaps	Prepaid expenses	—	Prepaid expenses	624	Accrued liabilities	428	Accrued liabilities	—

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	2,305	Prepaid expenses	970	Accrued liabilities	178	Accrued liabilities	175
Cross currency swaps	Prepaid expenses	83	Prepaid expenses	1,019	Accrued liabilities	—	Accrued liabilities	—

Total Derivatives		$3,184		$2,616		$784		$175

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and nine months ended August 2, 2013 and August 3, 2012, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	August 2,	August 3,		August 2,	August 3,		August 2,	August 3,
For the three months ended	2013	2012		2013	2012		2013	2012
Forward currency contracts	$459	$(463)	Net sales	$(114)	$1,033	Other income, net	$5	$394
Forward currency contracts	(491)	(16)	Cost of sales	185	(475)
Cross currency contracts	(97)	387	Other income, net	126	386
Total	$(129)	$(92)		$197	$944

	August 2,	August 3,		August 2,	August 3,		August 2,	August 3,
For the nine months ended	2013	2012		2013	2012		2013	2012
Forward currency contracts	$1,133	$(222)	Net sales	$(1,456)	$2,738	Other income, net	$706	$597
Forward currency contracts	110	675	Cost of sales	426	(1,120)
Cross currency contracts	(702)	387	Other income, net	(713)	386
Total	$541	$840		$(1,743)	$2,004

As of August 2, 2013, the company expects to reclassify approximately $0.1 million of losses from AOCL to earnings during the next 12 months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	August 2,	August 3,	August 2,	August 3,
(Dollars in thousands)	Recognized in Net Earnings	2013	2012	2013	2012

Forward currency contracts	Other income, net	$3,227	$2,233	$2,267	$6,930
Cross currency swaps	Other income, net	(100)	899	(281)	997
		$3,127	$3,132	$1,986	$7,927

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

Assets and liabilities measured at fair value on a recurring basis, as of August 2, 2013, August 3, 2012, and October 31, 2012 are summarized below:

(Dollars in thousands)
August 2, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$161,180	$161,180	$—	—
Forward currency contracts	3,101	—	3,101	—
Cross currency contracts	83	—	83	—
Total assets	$164,364	$161,180	$3,184	—
Liabilities:
Forward currency contracts	$356	—	$356	—
Cross currency contracts	428	—	428	—
Deferred compensation liabilities	2,982	—	2,982	—
Total liabilities	$3,766	—	$3,766	—

August 3, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143,058	$143,058	$—	—
Forward currency contracts	2,616	—	2,616	—
Total assets	$145,674	$143,058	$2,616	—
Liabilities:
Forward currency contracts	$175	—	$175	—
Deferred compensation liabilities	3,738	—	3,738	—
Total liabilities	$3,913	—	$3,913	—

October 31, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$125,856	$125,856	$—	—
Forward currency contracts	995	—	995	—
Cross currency contracts	1,046	—	1,046	—
Total assets	$127,897	$125,856	$2,041	—
Liabilities:
Forward currency contracts	$2,114	—	$2,114	—
Deferred compensation liabilities	3,547	—	3,547	—
Total liabilities	$5,661	—	$5,661	—

There were no transfers between Level 1 and Level 2 during the three and nine months ended August 2, 2013 and August 3, 2012, or the fiscal year ended October 31, 2012.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, landscape equipment and lighting, turf irrigation systems, agricultural micro-irrigation systems, rental and construction equipment, and residential yard and snow removal products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

RESULTS OF OPERATIONS

Overview

For the third quarter and year-to-date periods of fiscal 2013, our net sales increased 1.2 percent and 2.4 percent, respectively, compared to the same periods in the prior fiscal year. Sales for our professional segment decreased 4.8 percent in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due primarily to strong sales in the first quarter of fiscal 2013 for products subject to Tier 4 diesel engine emission requirements that historically shipped to our customers in the second and third fiscal quarters. For the year-to-date period of fiscal 2013 compared to the year-to-date period of fiscal 2012, professional segment sales were up 6.2 percent, driven mainly by strong demand for our landscape contractor equipment, successful introduction of new products, higher global sales of our micro-irrigation products from continued market growth and demand for drip irrigation solutions in agricultural markets, and price increases on some products. Additionally, increased sales and demand in the rental market, as well as incremental net sales from acquisitions, contributed to our professional segment net sales growth in the year-to-date period of fiscal 2013. Residential segment sales increased 14.4 percent in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 as improved weather conditions this fiscal year drove higher demand for walk power mowers, riding products, and Pope irrigation products in Australia, as well as our recently introduced lithium-ion battery-powered trimmer products. However, for the year-to-date period of fiscal 2013 compared to the same period in fiscal 2012, residential segment sales were down 5.5 percent primarily as a result of lower shipments of snow thrower products due to poor preseason demand and lack of snowfall during the past two winter seasons in key markets. In addition, shipments of walk power mowers were down for the year-to-date comparison due to adverse spring weather conditions that negatively impacted demand and our sales during the key selling period. Overall, retail demand was strong for both professional and residential segments for the third quarter of fiscal 2013 compared to the third quarter in the prior fiscal year, which also contributed to a slight decline in field inventory levels as of the end of the third quarter of fiscal 2013 compared to the end of the third quarter of fiscal 2012.

Our net earnings decreased slightly in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012; however, for the year-to-date period of fiscal 2013 compared to the same period last fiscal year, net earnings increased 15.9 percent primarily from an improvement of our gross margin rate of 130 basis points and a decrease in our tax rate due to the retroactive reenactment of the domestic research and development tax credit. However, our selling, general, and administrative (SG&A) expense as a percentage of net sales was up by 20 basis points and 40 basis points in the third quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods last fiscal year.

Our overall financial condition remained strong while we placed emphasis on improving working capital management. Our inventory levels were up 10.3 percent as of the end of the third quarter of fiscal 2013 compared to the end of the third quarter of fiscal 2012 as we continued to work through inventory previously built in anticipation of strong demand for products impacted by Tier 4 diesel engine emission requirements, plus higher inventory levels of micro-irrigation products and an increase in inventory to support our rental and construction businesses. Our receivables increased 2.6 percent, as of the end of the third quarter of fiscal 2013 compared to the end of the third quarter of fiscal 2012 due to higher sales volumes. Consistent with dividends declared to date in fiscal 2013, we increased our third quarter cash dividend by 27.3 percent from $0.11 to $0.14 per share compared to the quarterly cash dividend paid in the third quarter of fiscal 2012.

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

Our financial results for the first nine months of fiscal 2013 were solid, and we are cautiously optimistic about the remainder of the fiscal year. Our ongoing focus is on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economic environment, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the third quarter of fiscal 2013 were $40.1 million, or $0.68 per diluted share, compared to $40.5 million, or $0.67 per diluted share, for the third quarter of fiscal 2012, resulting in a net earnings per diluted share increase of 1.5 percent. Year-to-date net earnings in fiscal 2013 were $149.9 million, or $2.53 per diluted share, compared to $129.3 million, or $2.13 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 18.8 percent. The primary factors contributing to our earnings improvement for the year-to-date comparison included an increase in our gross margin rate, higher sales volumes, and a decrease in our effective tax rate, somewhat offset by an increase in SG&A expense. In addition, third quarter and year-to-date fiscal 2013 net earnings per diluted share were benefited by approximately $0.02 per share and $0.07 per share, respectively, compared to the same periods in fiscal 2012, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 2, 2013	August 3, 2012	August 2, 2013	August 3, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.1)	(64.7)	(64.1)	(65.4)
Gross margin	34.9	35.3	35.9	34.6
SG&A expense	(23.4)	(23.2)	(22.5)	(22.1)
Operating earnings	11.5	12.1	13.4	12.5
Interest expense	(0.8)	(0.8)	(0.7)	(0.8)
Other income, net	0.6	0.5	0.4	0.3
Provision for income taxes	(3.4)	(3.8)	(4.1)	(4.0)
Net earnings	7.9%	8.0%	9.0%	8.0%

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2013 were $509.9 million, up 1.2 percent compared to the third quarter of fiscal 2012. For the year-to-date period of fiscal 2013, net sales were $1,659.1 million, up 2.4 percent from the same period in the prior fiscal year. Worldwide professional segment net sales decreased 4.8 percent in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due primarily to strong sales in the first quarter of fiscal 2013 for products subject to Tier 4 diesel engine emission requirements that historically shipped to our customers in the second and third fiscal quarters. Specifically, additional Tier 4 emission requirements began to phase in for our products manufactured after January 1, 2013, having diesel engines greater than 25 but less than 75 horsepower. As a result, we implemented price increases on our products having technologies required to conform to Tier 4 diesel engine emission requirements in order to cover the additional cost associated with such technologies. Consequently, our professional segment net sales in the first quarter of fiscal 2013 were significantly higher than we experienced in the past because of strong demand during the first quarter of fiscal 2013 for products subject to Tier 4 diesel engine emission requirements. For the year-to-date period of fiscal 2013 compared to the year-to-date period of fiscal 2012, professional segment sales were up 6.2 percent, also driven by strong demand for our landscape contractor equipment, successful introduction of new products, higher global sales of our micro-irrigation products from continued market growth and demand for drip irrigation solutions in agricultural markets, and price increases on some products. Additionally, increased sales and demand in the rental market, as well as incremental net sales from acquisitions of approximately $6.4 million for the year-to-date period of fiscal 2013, contributed to our professional segment net sales growth in fiscal 2013. Worldwide residential segment net sales increased 14.4 percent in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 as improved weather conditions this fiscal year compared to the severe drought weather conditions in third quarter of fiscal 2012 drove higher demand for our walk power mowers and riding products. Our recently introduced line of lithium-ion battery-powered string and hedge trimmers also contributed to our residential segment net sales for both the quarter and year-to-date periods of fiscal 2013. Additionally, Pope products in Australia were up due to increased demand for irrigation products as a result of dry weather conditions. However, for the year-to-date period of fiscal 2013 compared to the same period in fiscal 2012, residential segment net sales were down 5.5 percent primarily as a result of lower shipments of snow thrower products due to poor preseason demand and lack of snowfall during the past two winter seasons in key markets. In addition, shipments of walk power mowers were down for the year-to-date comparison due primarily to adverse spring weather conditions that negatively impacted demand and our sales during the key selling period. International net sales were up 3.9 percent and 2.5 percent for the third quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods in the prior fiscal year due primarily to increased sales in EMEA and Asia from higher micro-irrigation and golf equipment product sales. However, changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $1.6 million and $6.3 million for the third quarter and year-to-date periods of fiscal 2013, respectively. Field inventory levels were slightly down as of the end of the third quarter of fiscal 2013 compared to the end of the third quarter of fiscal 2012 due to strong retail demand in the third quarter of fiscal 2013, as well as efforts to improve asset management.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2013 decreased 40 basis points to 34.9 percent compared to 35.3 percent in the third quarter of fiscal 2012 due mainly to higher sales of products that carry lower gross margins, somewhat offset by price increases on some professional segment products, cost reduction efforts, and slightly lower commodity prices. Gross profit as a percent of net sales for the year-to-date period of fiscal 2013 increased 130 basis points to 35.9 percent compared to 34.6 percent for the year-to-date period of fiscal 2012. This improvement was primarily due to price increases on some products, cost reduction efforts, slightly lower commodity prices, and a higher proportion of sales for our professional segment that carry higher gross margins compared to our residential segment, somewhat offset by changes in foreign currency exchange rates that hampered our gross margin growth rate.

Selling, General, and Administrative Expense

SG&A expense increased $2.3 million, or 2.0 percent, for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and increased $15.2 million, or 4.2 percent, for the year-to-date period of fiscal 2013 compared to the year-to-date period of fiscal 2012. As a percentage of net sales, SG&A expense increased 20 basis points and 40 basis points for the third quarter and year-to-date periods of fiscal 2013, respectively, compared to the same periods in the prior fiscal year. These increases were primarily attributable to an increase in sales and marketing expense, higher warehousing costs related to our new distribution facility in Ankeny, Iowa, plus higher inventory levels, and an increase in engineering from investments in new product development. Additionally, incremental SG&A costs from acquisitions of approximately $4 million for the year-to-date period of fiscal 2013 also contributed to the increase in SG&A expense. These increases were somewhat offset by a decline in warranty expense and lower bad debt expense for both the third quarter and year-to-date periods of fiscal 2013 compared to the same periods in the prior fiscal year.

Interest Expense

Interest expense for the third quarter and year-to-date periods of fiscal 2013 decreased 6.9 percent and 3.8 percent, respectively, compared to the same periods last fiscal year due mainly to lower average debt levels.

Other Income, Net

Other income, net for the third quarter and year-to-date periods of fiscal 2013 increased $0.3 million and $2.2 million, respectively, compared to the same periods last fiscal year primarily due to higher income from our equity investment in Red Iron and a decrease in foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2013 was 30.5 percent compared to 31.8 percent for the third quarter of fiscal 2012. The effective tax rate for the year-to-date periods of fiscal 2013 and 2012 was 31.0 percent and 33.3 percent, respectively. The reductions in the effective tax rate were primarily the result of the retroactive reenactment of the domestic research and development tax credit.

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

The following table summarizes net sales by segment:

	Three Months Ended
	August 2,	August 3,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$343,866	$361,120	$(17,254)	(4.8)%
Residential	155,452	135,894	19,558	14.4
Other	10,600	7,062	3,538	50.1
Total*	$509,918	$504,076	$5,842	1.2%

* Includes international sales of:	$138,855	$133,623	$5,232	3.9%

	Nine Months Ended
	August 2,	August 3,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$1,169,446	$1,100,899	$68,547	6.2%
Residential	477,789	505,399	(27,610)	(5.5)
Other	11,830	13,098	(1,268)	(9.7)
Total*	$1,659,065	$1,619,396	$39,669	2.4%

* Includes international sales of:	$492,526	$480,471	$12,055	2.5%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	August 2,	August 3,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$60,508	$70,537	$(10,029)	(14.2)%
Residential	15,070	10,048	5,022	50.0
Other	(17,925)	(21,117)	3,192	15.1
Total	$57,653	$59,468	$(1,815)	(3.1)%

	Nine Months Ended
	August 2,	August 3,
(Dollars in thousands)	2013	2012	$ Change	% Change
Professional	$233,521	$211,329	$22,192	10.5%
Residential	51,903	51,174	729	1.4
Other	(68,056)	(68,557)	501	0.7
Total	$217,368	$193,946	$23,422	12.1%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter of fiscal 2013 decreased 4.8 percent compared to the third quarter in the prior fiscal year due primarily to strong sales in the first quarter of fiscal 2013 for products subject to Tier 4 diesel engine emission requirements that historically shipped to our customers in the second and third fiscal quarters, as previously discussed. For the year-to-date period of fiscal 2013 compared to the year-to-date period of fiscal 2012, professional segment net sales were up 6.2 percent, driven primarily by strong demand for our landscape contractor equipment , successful introduction of new products, higher global sales of our micro-irrigation products from continued market growth and demand, as well as additional manufacturing capacity that increased production and enabled higher sales for our drip irrigation solutions, and price increases on some products. Additionally, increased sales and demand in the rental market, as well as incremental net sales from acquisitions of approximately $6.4 million, contributed to our professional segment net sales growth in the year-to-date period of fiscal 2013. However, sales of our retail irrigation products were down as a result of reduced product placement at a key customer. Overall retail demand for our professional segment was strong for both the third quarter and year-to-date periods of fiscal 2013 compared to the same periods last fiscal year, and field inventory levels were slightly up as of the end of the third quarter of fiscal 2013 compared to the end of the same period in the prior fiscal year.

Operating Earnings. Operating earnings for the professional segment in the third quarter decreased 14.2 percent compared to the third quarter of fiscal 2012, and decreased as a percentage of sales to 17.6 percent in the third quarter of fiscal 2013 compared to 19.5 percent in the third quarter of fiscal 2012. These profit declines were mainly due to lower sales volumes, a slight decline in gross margin, and an increase in SG&A costs primarily from the same factors discussed previously in the Selling, General, and Administrative Expense section. For the year-to-date period of fiscal 2013, operating earnings for the professional segment increased 10.5 percent compared to the same period in the prior fiscal year. Expressed as a percentage of net sales, professional segment operating earnings increased to 20.0 percent for the year-to-date period of fiscal 2013 compared to 19.2 percent for the year-to-date period in fiscal 2012. These profit improvements were primarily attributable to higher sales volumes and an increase in gross margin due to price increases on some products, cost reduction efforts, and slightly lower commodity prices.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter of fiscal 2013 increased 14.4 percent compared to the third quarter of fiscal 2012 as improved weather conditions this fiscal year, compared to the severe drought weather conditions in third quarter of fiscal 2012, drove higher shipments for our walk power mowers and riding products. Retail demand for our lawn and garden products was significantly up during our third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, which also resulted in a decline of our field inventory levels as of the end of the third quarter of fiscal 2013 compared to the end of our third quarter of fiscal 2012. Our recently introduced line of lithium-ion battery-powered string trimmers and hedge trimmers also contributed to our residential segment net sales for both the recent quarter and year-to-date periods. Additionally, Pope products in Australia were up due to increased demand for irrigation products as a result of dry weather conditions. However, for the year-to-date period of fiscal 2013 compared to the same period in fiscal 2012, residential segment net sales were down 5.5 percent as a result of lower shipments of snow thrower products due to poor preseason demand and lack of snowfall during the past two winter seasons in key markets. In addition, shipments of walk power mowers were down for the year-to-date comparison due to adverse spring weather conditions that negatively impacted demand and our sales during the key selling period.

Operating Earnings. Operating earnings for the residential segment in the third quarter and year-to-date periods of fiscal 2013 increased 50.0 percent and 1.4 percent, respectively, compared to the same periods in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 9.7 percent in the third quarter of fiscal 2013 compared to 7.4 percent in the third quarter of fiscal 2012, and fiscal 2013 year-to-date residential segment operating margin also increased to 10.9 percent compared to 10.1 percent in the same period in the prior fiscal year. These increases were primarily attributable to an improvement in gross margin mainly as a result of cost reduction efforts and lower commodity costs, as well as lower SG&A expenses as a percentage of net sales due to leveraging fixed SG&A costs over higher sales volumes for the third quarter comparison. However, for the year-to-date comparison, SG&A expenses as a percentage of net sales were higher as a result of fixed SG&A costs over lower sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the third quarter of fiscal 2013 increased $3.5 million compared to the third quarter of fiscal 2012 due to a decline in sales eliminated in the other segment resulting from reduced shipments to our company-owned distribution companies. For the year-to-date period of fiscal 2013, the other segment net sales decreased $1.3 million compared to the same period in the prior fiscal year due to strong professional segment sales in the first quarter of fiscal 2013, mainly for products manufactured prior to the phase-in of applicable Tier 4 diesel engine emission requirements, as previously discussed, to our wholly owned distribution companies that are eliminated in our other segment.

Operating Losses. Operating losses for the other segment decreased $3.2 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due to lower bad debt expense and a decline in health insurance expense from favorable claims experience. For the year-to-date period of fiscal 2013 compared to the same period last fiscal year, operating losses for the other segment decreased slightly by $0.5 million.

FINANCIAL POSITION

Working Capital

Throughout fiscal 2013, our average net working capital increased mainly due to higher average inventory levels as we built inventory in anticipation of higher demand for our products prior to the phase-in of applicable Tier 4 diesel engine emission requirements, as well as higher average residential segment inventory levels from lower sales volumes as a result of unfavorable weather conditions in the first half of fiscal 2013. We have placed emphasis on improving asset management to drive inventory levels down, with a focus on minimizing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Our inventory levels were up 10.3 percent as of the end of the third quarter of fiscal 2013 compared to the end of the third quarter of fiscal 2012 as we built inventory in anticipation of strong demand for products impacted by Tier 4 diesel engine emission requirements, described previously, higher inventory levels of micro-irrigation products, and an increase in inventory to support our growing rental and construction businesses. Our receivables increased 2.6 percent as of the end of the third quarter of fiscal 2013 compared to the end of the third quarter of fiscal 2012 due to higher sales volumes. Our average days sales outstanding for receivables were slightly up, to 36 days based on sales for the twelve months ended August 2, 2013, compared to 34.1 days for the twelve months ended August 3, 2012. In addition, accounts payable slightly increased as of the end of our third quarter of fiscal 2013 by $0.1 million compared to the end of our third quarter of fiscal 2012. The combination of these increases resulted in a higher average net working capital as a percentage of net sales for the twelve months ended August 2, 2013 of 16.9 percent compared to 14.8 percent for the twelve months ended August 3, 2012.

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

Our Board of Directors approved a cash dividend of $0.14 per share for the third quarter of fiscal 2013 paid on July 15, 2013, which was an increase of 27.3 percent over our cash dividend of $0.11 per share for the third quarter of fiscal 2012.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2013 decreased $7.3 million, or 4.4 percent, compared to the first nine months of fiscal 2012, mainly as a result of a higher increase in working capital requirements, primarily from higher inventory levels and receivables, as well as a decrease in other accruals, somewhat offset by higher net earnings. Cash used for investing activities was down by $4.9 million, or 13.5 percent, compared to the first nine months of fiscal 2012, due mainly to cash utilized for acquisitions last fiscal year, somewhat offset by an increase in cash used for purchases of property, plant and equipment in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Cash used for financing activities for the first nine months of fiscal 2013 was up by $24.8 million, or 38.4 percent, due mainly to higher amounts of cash paid for dividends and repurchases of our common stock, somewhat offset by lower amounts of proceeds from stock option exercises during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a sublimit for standby letters of credit and a sublimit for swingline loans. At our election and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate, or other rates quoted by the Administrative Agent, Bank of America, N.A., plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $11.9 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of August 2, 2013, we had no outstanding short-term debt under our credit facilities and an aggregate of $13.7 million of outstanding letters of credit. As of August 2, 2013, we had an aggregate of $148.2 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”)

ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of August 2, 2013, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of August 2, 2013, and we expect to be in compliance with all covenants during the remainder of fiscal 2013. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR, or other rates quoted by the Administrative Agent, Bank of America, N.A., we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2013 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the United States and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.     Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $22.1 million of receivables from us during the first nine months of fiscal 2013. As of August 2, 2013, $11.1 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2013, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid for commodities and components in the first nine months of fiscal 2012, which benefited our gross margin growth rate. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate average prices paid for commodities and components to be slightly lower for the remainder of fiscal 2013 as compared to the same period in fiscal 2012. However, we can provide no assurance that commodity costs will be lower; and accordingly, we expect to offset the impact of any inflationary pressures by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

No other new accounting pronouncement that has been issued but not yet effective for us during the third quarter of fiscal 2013 has had or is expected to have a material impact on our consolidated financial statements.

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

•            A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations, as evidenced most recently by our anticipated acquisition of a Chinese micro-irrigation company. Our international operations also require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors; including political, economic and/or social instability in the countries in which we sell products resulting in contraction or disruption of such markets; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

•            Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. The United States Environmental Protection Agency adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 diesel engine emission requirements, these plans are subject to many variables including, among others, the inability of our suppliers to provide compliant engines on a timely basis or our inability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to pass along costs we incurred related to research, development, engineering, and other costs to design Tier 4 diesel engine compliant products in the form of prices increases to our customers and/or our competitors implement different strategies with respect to compliance with Tier 4 diesel engine emission requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Additionally, as customers’ buying patterns change to purchasing our products in advance of price increases on compliant products, we have and may continue to experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. We believe our financial results during the first quarter and year-to-date period of fiscal 2013 were positively impacted by these patterns and our second and third quarter periods of fiscal 2013 were negatively impacted.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012 the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to discover the origin of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. The new rules will require us to engage in due diligence efforts for the 2013 calendar year, with initial disclosures required no later than May 31, 2014, and subsequent disclosures required no later than May 31 of each following year. We expect that we will incur additional costs and expenses, which may be significant, in order to comply with these rules. Since our supply chain is complex, ultimately we may not be able to sufficiently discover the original for all 3TG used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders.

In addition, other changes in laws and regulations also may adversely affect our operating results, including, in particular, (i) taxation changes, tax rate changes, new tax laws, revised tax law interpretations, or expiration of the domestic research and development tax credit, which individually or in combination may cause our effective tax rate to increase, or (ii) new, recently enacted or revised healthcare laws or regulations, which may cause us to incur higher employee healthcare and other costs.

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

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and employee engagement goals of our multi-year employee initiative called “Destination 2014”; natural or man-made disasters or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and an increase in insurance premiums; financial difficulties and viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the United States and world economies.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2013, 2014, and 2015. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended August 2, 2013 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.9792	$27,025.8	$792.4	$2,575.3
Buy US dollar/Sell Canadian dollar	1.0317	5,757.7	34.9	18.1
Buy US dollar/Sell Euro	1.3232	92,492.3	(341.2)	(1,734.1)
Buy US dollar/Sell British pound	1.5244	11,432.9	—	24.1
Buy Euro/Sell US dollar	1.3301	6,390.3	—	83.1
Buy Mexican peso/Sell US dollar	13.4728	35,783.3	654.2	791.9
Buy Euro/Sell Romanian New Leu	4.4155	11,304.6	(238.7)	(428.1)

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. The primary commodity price exposures are with steel, aluminum, fuel, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. Further information regarding prices for commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section entitled “Inflation.”

We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our third quarter ended August 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material legal proceedings, see Notes to Condensed Consolidated Financial Statements under the heading “Litigation” included in Part 1. Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2013 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3,4)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1,2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1,2)

May 4, 2013 through May 31, 2013	133,416	$45.82	133,416	5,178,331

June 1, 2013 through June 28, 2013	271,474	46.29	264,132	4,914,199

June 29, 2013 through August 2, 2013	149,585	45.98	148,530	4,765,669

Total	554,475	$46.09	546,078

(1)         On December 1, 2010, the company’s Board of Directors authorized the repurchase of 6,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased an aggregate of 311,747 shares during the period indicated above under this program. There are no shares remaining for repurchase under this program.

(2)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased an aggregate of 234,331 shares during the period indicated above under this program.

(3)         Includes 7,342 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s incentive plan. These 7,342 shares were not repurchased under the company’s repurchase program described in footnotes 1 and 2 above.

(4)         Includes 1,055 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $49.43 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,055 shares were not repurchased under the company’s repurchase program described in footnotes 1 and 2 above.

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2013, filed with the SEC on September 4, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended August 2, 2013 and August 3, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended August 2, 2013 and August 3, 2012, (iii) Condensed Consolidated Balance Sheets as of August 2, 2013, August 3, 2012, and October 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three and nine-month periods ended August 2, 2013 and August 3, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: September 4, 2013	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)