Form 10-K
period 2013-10-31
TORO CO
filed 2013-12-20
CIK 737758

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2013

      ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 3, 2013, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.6 billion.

The number of shares of common stock outstanding as of December 12, 2013 was 56,808,317.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders expected to be held March 18, 2014 are incorporated by reference into Part III.

THE TORO COMPANY
FORM 10-K

Description	Page Number

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

   We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, agricultural micro-irrigation systems, rental and construction equipment, and residential yard and snow removal products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines ever since. We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Net sales of our three reportable segments accounted for the following percentages of our consolidated net sales for fiscal 2013: Professional, 70 percent; Residential, 29 percent; and Other, 1 percent.

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

   We emphasize quality and innovation in our products, customer service, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for research, development, and engineering in order to improve existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenues have historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We plan to continue to pursue targeted acquisitions using a disciplined approach that adds value while supplementing our existing brands and product portfolio.

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

Landscape Contractor Market.   We market products to landscape contractors under the Toro and Exmark brands. Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and turf renovation and tree care equipment. We also offer some products with electronic fuel injection engine options, which provide improved fuel efficiency and lower emissions. In fiscal 2013, we enhanced our line of Toro Z Master® Commercial 3000 Series mowers, featuring our TURBO FORCE® cutting deck, integrated pump, and wheel motors designed for professional results, performance, and dependability. We also introduced a 30" walk behind mower under the Toro and Exmark brands, which features a wider deck that increases productivity yet maintains durability and contains a timed, twin-blade cutting system. In fiscal 2013, we introduced the RED Onboard Intelligence Platform, which is featured as part of the Exmark Lazer Z® X-Series zero-turn riding mowers. The platform enables communication and response between key systems, and safeguards machine health through monitoring and controlling key components, such as the engine and clutch, and ultimately optimizes machine life and productivity. In addition, in fiscal 2013 we introduced the new Exmark Vantage® X-Series stand-on mower, featuring a patented Enhanced Control System which provides improved comfort and ergonomics for the operator.

Sports Fields and Grounds Market.   Products for the sports fields and grounds market include riding rotary mowers and attachments, aerators, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Toro Workman®, that can be used for turf maintenance, towing, and industrial hauling. In fiscal 2013, we began offering versions of these products which are compliant with Tier 4 diesel engine emission requirements. These products are sold through distributors, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes.

Golf Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough and trim cutting; riding and walking mowers for putting greens and specialty areas; greens rollers; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In fiscal 2013, we introduced the Reelmaster® 3550-D, which features a productive 82" cutting width, enhanced ground-following capability with turf-friendly tires, and three-wheel drive system designed for traction in hilly and wet conditions. In addition, in fiscal 2013, we began offering versions of our golf products which are compliant with Tier 4 diesel engine emission requirements.

   We also manufacture and market underground irrigation systems for the golf course market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These irrigation systems are designed to use computerized management systems and a variety of other technologies to help customers manage their consumption of water. Our 835S/855S Series golf sprinklers are equipped with a unique TruJectory™ feature that provides enhanced water distribution control as well as uniformity, nozzle flexibility, and system efficiency. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure soil moisture, salinity, and temperature through buried wireless sensors that communicate through an Internet server for processing and presentation to a user through the web. Our R Series™ conversion assemblies enable the upgrade of select competitive sprinklers to our patented technologies, such as our TruJectory™ sprinklers with adjustable height of spray capability. Our popular Lynx® central control system allows superintendents to control the irrigation of their course from a web-enabled device, or via our National Support Network, which provides remote troubleshooting. In fiscal 2013, we introduced the Toro Twilight™ Golf lighting system, a collection of LED-powered cup lights and removable perimeter lighting fixtures designed to illuminate putting greens during club events or special functions.

Residential/Commercial Irrigation and Lighting Market.   Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are designed for use in residential and commercial turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electric controllers activate valves and sprinklers in a typical irrigation system. Our Irritrol Climate Logic® smart device automatically adjusts irrigation system watering times based on real-time weather data from an on-site sensor combined with historical averages, while our multiple award-winning Toro Precision™ Soil Sensor wirelessly transmits soil moisture content to any modern day irrigation controller and signals whether or not a watering cycle is needed. Our Precision™ Series Spray Nozzles are designed to provide water distribution uniformity while reducing the use of water without affecting the health of landscapes. Both the Toro and Irritrol brands achieved Environmental Protection Agency ("EPA") WaterSense certification for numerous irrigation controller families and models. In fiscal 2013, we introduced the EVOLUTION® Series, an intuitive, menu-based controller family that offers computer programming, lighting control, multiple soil sensors, smart add-ons, and downloadable updates through a USB device.

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

   We manufacture and market lighting products under the Unique Lighting Systems brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for residential and commercial landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our irrigation products. In fiscal 2013, we expanded our offering of FLEX™ Series drop-in LED lamps and also introduced the LIGHT LOGIC™ remote control system that provides operators with wireless scene control for landscape lighting.

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-Traxx® PBX drip tape, Aqua-Traxx® PC (pressure-compensating) drip tape, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture, mining, and landscape applications. In addition to these core products, we offer a full complement of control devices and connection options to complete the system. These products are sold mainly through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines. In fiscal 2013, we expanded our product offering of the Neptune® thinwall dripline into the North America market, featuring a medium-durability dripline that enables growers to install a subsurface drip irrigation system designed to last for up to ten years and to allow growers of medium-length crops to adopt drip irrigation at a more economical cost than other traditional irrigation methods. In addition, in fiscal 2013, we introduced AquaFlow™ 3.2 Drip Irrigation Design Software, a new software package used to help design drip irrigation systems. Also, in late fiscal 2013, we began operations at our new micro-irrigation facility in China in order to support the anticipated global growth of our micro-irrigation business and enable expansion into new markets.

Rental and Construction Market.   Our compact utility loaders are the cornerstone products for our Toro Sitework Systems business, which are designed to improve the efficiency in creation and renovation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. In late fiscal 2013, we launched the STX-38 Stump Grinder featuring high maneuverability and hydraulic sweep control.

   Products for the rental market include compact utility loaders, walk-behind trenchers, stump grinders, and turf renovation products, many of which are also sold to landscape contractors. We also have a new line of rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools, which were released as Toro-branded products after being acquired in fiscal 2012.

   Our presence in the construction market is driven by an equipment line of vibratory plows, trenchers, and horizontal directional drills, all of which are used in the installation, repair, and replacement of underground utilities with minimal impact on surrounding landscapes or structures. In late fiscal 2013, we introduced the Toro Pro Sneak™ Vibratory Plow that delivers consistent and powerful plowing in a compact, maneuverable package.

Residential –  We market our residential products to homeowners through a variety of distribution channels, including outdoor power equipment dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, and Australia, with the exception of snow removal products that are sold primarily in North America and Europe. We also license our trademark on certain home solutions products as a means of expanding our brand presence.

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

Riding Products.   We manufacture and market riding products under the Toro brand name. Riding products primarily consist of zero-turn radius mowers that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Our TimeCutter® SS zero-turn radius mowers are equipped with our innovative Smart Speed® control system, which is designed to allow the operator to choose different ground speed ranges with the flip of a lever and without changing the blade or engine speed. We also sell lawn and garden tractor riding products, as well as direct-collect riding mowers that are manufactured and sold in the European market. Many models of our riding products are available with a variety of engines, decks, transmissions, and accessories.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including electric, gas, and cordless grass trimmers, electric and cordless hedge trimmers, electric and gas blower-vacuums, and electric snow throwers. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. In fiscal 2013, we enhanced and broadened our product offering of lithium-ion battery powered trimmers and blowers, including products that feature variable speed control for multiple applications and performance without the hassle or maintenance of gas-powered engines.

Gas Snow Removal Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models. Single-stage snow throwers are walk behind units with lightweight four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology and some feature our Quick Shoot™ control system that enables operators to quickly change snow-throwing direction. Our innovative pivoting scraper is designed to keep the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep, heavy snow and use four-cycle engines. Our two-stage snow throwers include a line of innovative models featuring our patented Anti-Clogging System and Quick Stick® chute control technology. In late fiscal 2012, we enhanced our portfolio of compact two-stage snow throwers by introducing a new line of Power Max® snow throwers featuring a one-piece frame designed to provide maximum strength and durability and reliable performance in cold-weather conditions.

 Financial Information about International Operations
and Business Segments

We currently manufacture our products in the United States ("U.S."), Mexico, Australia, the United Kingdom, Italy, and Romania for sale throughout the world. In late fiscal 2013, we began manufacturing micro-irrigation products in China. We maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Korea, and Germany. New product development is pursued primarily in the United States. Our net sales outside the U.S. were 30.1 percent, 30.3 percent, and 32.3 percent of total consolidated net sales for fiscal 2013, 2012, and 2011, respectively.

   A portion of our cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, we enter into foreign currency exchange contracts for select transactions. For additional information regarding our foreign currency exchange contracts, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this report. For additional financial information regarding our international operations and geographical areas, and each of our three reportable business segments, see Note 12 of the Notes to Consolidated Financial Statements, in the section entitled "Segment Data," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

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

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $64.6 million (3.2 percent of net sales) in fiscal 2013, $60.1 million (3.1 percent of net sales) in fiscal 2012, and $57.0 million (3.0 percent of net sales) in fiscal 2011.

Manufacturing and Production

In some areas of our business we serve as a fully integrated manufacturer, while in others we are primarily an assembler. We have strategically identified specific core manufacturing competencies for vertical integration and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment to speed production, reduce costs, and improve the quality, fit, and finish of our products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.

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

   Our professional products are manufactured throughout the year. Our residential lawn and garden products are also generally manufactured throughout the year. However, our residential snow removal products are manufactured in the summer and fall months but may be extended into the winter months, depending upon demand. Our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. DFM/A principles are used throughout the product development process to optimize product quality and cost.

   Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. Our production system utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities as appropriate for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, and dealers.

   We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed, to adjust for market demand. Capital expenditures for fiscal 2014 are planned to be approximately $65 million as we expect to continue to invest in new product tooling and replacement production equipment, as well as expansion and construction of facilities, including the construction of a new corporate facility and expansion of our product development and test capacities.

Raw Materials

We purchase raw materials such as steel, aluminum, petroleum-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. During fiscal 2013, we experienced lower average commodity costs compared to the average prices paid for commodities in fiscal 2012, which benefited our gross margin growth rate in fiscal 2013 as compared to fiscal 2012. We anticipate commodity prices in fiscal 2014 to be higher compared to average prices paid for commodities during fiscal 2013. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

   Most of the raw materials and components used in our products are also affected by commodity cost pressures, are commercially available from a number of sources, and are in adequate supply. However, certain of our components are sourced from single suppliers. In fiscal 2013, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors, all of which we purchase from several suppliers around the world.

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

Product Liability

We have rigorous product safety standards and continually work to improve the safety and reliability of our products. We monitor for accidents and possible claims and establish liability estimates based on internal evaluations of the merits of individual claims. We purchase insurance coverage for catastrophic product liability claims for incidents that exceed our self-insured retention levels.

Patents and Trademarks

We own patents, trademarks, and trade secrets related to our products in the U.S. and certain countries outside the U.S. in which we conduct business. We expect to apply for future patents and trademarks, as appropriate, in connection with the development of innovative new products, services, and enhancements. Although we believe that, in the aggregate, our patents are valuable, and patent protection is beneficial to our business and competitive positioning, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents. However, certain Toro trademarks that contribute to our identity and the recognition of our products and services, including the Toro® name and logo, are an integral part of our business.

   We regularly review certain patents issued by the United States Patent and Trademark Office ("USPTO") and international patent offices to help avoid potential liability with respect to others' patents. Additionally, we periodically review competitors' products to prevent possible infringement of our patents by others. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting our patents against competitors and defending against patent infringement assertions by others.

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

 Seasonality

Sales of our residential products, which accounted for 29 percent of total consolidated net sales in fiscal 2013, are seasonal, with sales of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Sales of snow removal products occur primarily between July and January, depending upon seasonal snow falls, demand, and product availability. Opposite seasons in global markets in which we sell our products somewhat moderate this seasonality of our residential product sales. Seasonality of professional product sales also exists, but is tempered because the selling season in the Southern U.S. and in our markets in the Southern hemisphere continues for a longer portion of the year than in Northern regions of the world.

   Overall, our worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase between January and April because of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash balances, cash flows from operations, and our bank credit lines.

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2013		Fiscal 2012
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings

First	22%	20%	22%	16%
Second	34	51	35	53
Third	25	26	26	31
Fourth	19	3	17	0

Effects of Weather

From time to time, weather conditions in particular geographic regions or markets may adversely or positively affect sales of some of our products and field inventory levels and result in a negative or positive impact on our future net sales. If the percentage of our net sales from outside the U.S. increases, our dependency on weather in any one part of the world decreases. Nonetheless, weather conditions could materially affect our future net sales.

Working Capital

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and upgrading of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We fund our operations through a combination of cash and cash equivalents, cash flows from operations, short-term borrowings under our credit facilities, and long-term debt. Cash management is centralized and intercompany financing is used, wherever possible, to provide working capital to wholly owned subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs, acquisitions, or other investment opportunities.

Distribution and Marketing

We market the majority of our products through approximately 40 domestic and 120 international distributors, as well as a large number of outdoor power equipment dealers, hardware retailers, home centers, and mass retailers in more than 90 countries worldwide.

   Professional products are sold to distributors primarily for resale to golf courses, sports fields, industrial facilities, contractors, and government customers, and in some markets for resale to dealers. We also sell some professional segment products directly to government customers and rental companies, as well as to end-users in certain international markets. Select residential/commercial irrigation and lighting products are sold to professional irrigation and lighting distributors, and certain retail irrigation products are sold directly to home centers. Products for the rental and construction market are sold directly to dealers and rental companies. Toro and Exmark landscape contractor products are also sold directly to dealers in certain regions of North America.

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

   During fiscal 2013, we owned two domestic distribution companies. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors.

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

   We advertise our residential products during appropriate seasons throughout the year mainly on television, on the radio, in print, and via the Internet. Professional products are advertised mainly in print and through direct mail programs, as well as on the Internet. Most of our advertising emphasizes our brand names. Advertising is purchased by us, as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

Customers

Overall, we believe that in the long-term we are not dependent on any single customer; however, the Residential segment of our business is dependent on The Home Depot as a customer, which accounted for approximately 10 percent and 11 percent of our total consolidated gross sales in fiscal 2013 and 2012, respectively. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders, and is not necessarily an indicator of our expected results for our fiscal 2014 net sales. The approximate backlog of orders as of October 31, 2013 and 2012 was $91.2 million and $123.9 million, respectively, a decrease of 26.4 percent. Our backlog of orders as of the end of fiscal 2012 was abnormally high, mainly for our professional segment diesel engine products subject to Tier 4 diesel engine emission requirements that began to phase in for products manufactured after January 1, 2013. As a result of these new emission requirements, we implemented price increases in order to cover the additional costs associated with the Tier 4 technologies. Consequently, customers placed orders prior to the price increases going into effect, which resulted in an abnormally high amount of backlog of orders as of the end of fiscal 2012, and was not duplicated as of the end of fiscal 2013. We expect the existing backlog of orders will be filled in early fiscal 2014.

Competition

Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, hardware retailers, home centers, and mass retailers, we offer comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, some of which have substantially larger operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in and focus on maintaining turf and landscapes, and our distribution channels position us well to compete in various markets.

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

Environmental Matters and Other Governmental Regulation

We are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air and discharges to water; restrictions placed on water usage and water availability; product and associated packaging; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The United States EPA, the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, the EPA adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our professional segment products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, applied to more of our products.
•
The United States federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the European Union ("EU") and each of its member states, have implemented one or more of the following:

(i) product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including the Waste Electrical and Electronic Equipment ("WEEE") directive or similar product life-cycle management laws, rules, or regulations, which mandate the labeling, collection, and disposal of specified waste electrical and electronic equipment, including some of our products; (ii) the Restriction on the use of Hazardous Substances ("RoHS") directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment, including some of our products; (iii) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; and (iv) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products, including some of our products.

•
Our products, when used by residential customers, may be subject to various federal, state, and international laws, rules, and regulations that are designed to protect consumers, including rules and regulations of the United States Consumer Product Safety Commission.

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

Customer Financing

Wholesale Financing.   In fiscal 2009, we established Red Iron Acceptance, LLC ("Red Iron"), as a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and select distributors of our products in Canada. Under a separate arrangement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   We continue to provide financing in the form of open account terms directly to home centers and mass retailers; general line irrigation dealers; international distributors and dealers, other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; micro-irrigation dealers and distributors; government customers; and rental companies. Some independent international dealers continue to finance their products with third party sources.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S and select countries in Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.

   We also have agreements with third party financing companies to provide financing programs under both generic and private label programs in the U.S. and Canada. These programs, offered primarily to Toro and Exmark dealers, provide end-user customers revolving and installment lines of credit for Toro and Exmark products, parts, and services.

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions. As of October 31, 2013, we had outstanding note receivables from two companies in the aggregate amount of $1.1 million.

Employees

During fiscal 2013, we employed an average of 5,002 employees. The total number of employees as of October 31, 2013 was 5,057. We consider our employee relations to be good. Three collective bargaining agreements, each expiring in May 2014, October 2014, and October 2016, cover approximately 16 percent of our total employees. We also retain temporary and seasonal workers, mainly at our distribution centers and manufacturing facilities, as well as part-time workers, independent contractors, and consultants.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

   Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, operations, industry, financial position, or future financial performance are described below in Part I, Item 1A, "Risk Factors." We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including in Part I, Item 1A, "Risk Factors," as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including in Part I, Item 1A, "Risk Factors," are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.

   We undertake no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, operating results, financial condition, or future financial performance.

If economic conditions and outlook in the United States and in other countries in which we conduct business do not continue to improve or if they worsen, our net sales and earnings could be adversely affected.

Economic conditions and outlook in the U.S. and in other countries in which we conduct business can impact demand for our products and, ultimately, our net sales. These include, but are not limited to, recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels resulting from tax increases or other factors; prolonged high unemployment rates; higher commodity and components costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which have had an adverse effect on our net sales and earnings. If economic conditions and outlook in the U.S. and in other countries in which we conduct business do not further improve, or if they worsen, our net sales and earnings could be adversely affected in the future.

Weather conditions may reduce demand for some of our products and adversely affect our net sales or otherwise adversely affect our operating results.

From time to time, weather conditions in a particular geographic region may adversely affect sales and field inventory levels of some of our products. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snow fall accumulations in key markets have had an adverse effect on sales of our snow thrower products. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and our net sales for some of our products in another season. For example, lower snow fall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing products. To the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales and other operating results may be affected to a greater degree than we have previously experienced.

Increases in the cost, or disruption in the availability, of raw materials and components that we purchase and/or increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and businesses.

We purchase raw materials such as steel, aluminum, petroleum-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, increases in the cost of such raw materials and components and parts may adversely affect our profit margins if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. Historically, we have mitigated commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. However, we may not be able to fully offset such increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected. Increases in our other costs of doing business may also adversely affect our profit margins and business. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and business. Although most of the raw materials and components used in our products are generally commercially available from a number of sources and in adequate supply, certain components are sourced from single suppliers. Any disruption in the availability of such raw materials and components from our suppliers, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business.

Our professional segment net sales are dependent upon certain factors, including, golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; continued acceptance of and demand for micro-irrigation solutions for agricultural markets; the availability of cash or credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

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
•
a decline in acceptance of and demand for micro-irrigation solutions for agricultural markets;
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

Our residential segment net sales are dependent upon consumers buying our residential segment products at mass retailers and home centers, such as The Home Depot, Inc., the amount of product placement at retailers, consumer confidence and spending levels, and changing buying patterns of customers.

The elimination or reduction of shelf space assigned to our residential products by retailers could adversely affect our residential segment net sales. Our residential segment net sales also are dependent upon buying patterns of customers. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points, we have experienced increased demand and sales of our residential segment products purchased at retailers. The Home Depot is a substantial customer of ours, which accounted for approximately 10 to 11 percent of our total consolidated gross sales in each of fiscal 2013, 2012, and 2011. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers or new distribution channels could have a material adverse impact on our business and operating results. Changing buying patterns of customers could also result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Our residential lawn and garden products are generally manufactured throughout the year and our residential snow removal products are manufactured in the summer and fall months but may be extended into the winter months, depending upon demand. However, our production levels and inventory management goals for our residential segment products are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may not maintain the appropriate inventory levels, which could negatively impact our net sales or working capital, and hinder our ability to meet customer demand.

We face intense competition in all of our product lines with numerous manufacturers, including some that have larger operations and financial resources than us. We may not be able to compete effectively against competitors' actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, product placement and shelf space, and financing options. We compete in many product lines with numerous manufacturers, some of which have substantially larger operations and financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or devote greater resources to the development, promotion, and sale of their products than we can. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition where foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors with manufacturing operations to low cost countries for significant cost and price reductions, and could harm our business and operating results.

A significant percentage of our consolidated net sales are generated outside of the United States, a portion of which are financed by third parties, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, and may not be successful or produce desired levels of net sales.

We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, and China for sale throughout the world. We maintain sales offices in the United States, Belgium, the United Kingdom, France, Australia, Singapore, Japan, China, Italy, Korea, and Germany. Our net sales outside the U.S. were 30.1 percent, 30.3 percent, and 32.3 percent of our total consolidated net sales for fiscal 2013, 2012, and 2011, respectively. International markets have, and will continue to be, a focus for us for revenue growth. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we manufacture or sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

If we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our net sales, which have historically benefited from sales of new products, may be adversely affected.

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

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is important to our business and their loss could have a material adverse effect on our business and operating results. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Others may initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors or others initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative that could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all.

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

We manufacture our products at, and distribute our products from, several locations in the U.S. and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results.

We currently manufacture most of our products at seven locations in the U.S., two locations in Mexico, and one location in each of Australia, Italy, the United Kingdom, Romania, and China. We also have several locations that serve as distribution centers, warehouses, test labs, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. These facilities may be affected by natural or man-made disasters and other external events, including drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our three facilities operating under a collective bargaining agreement or the failure to renew or enter into new collective bargaining agreements, including two that each expire in May 2014 and October 2014, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

   Our operating results may also be adversely affected if we are unable to cost-effectively open and manage new manufacturing and distribution facilities, and move production between such facilities as needed from time to time. In fiscal 2012, we began operations at a new micro-irrigation facility in Ploiesti, Romania and in late fiscal 2013, we acquired a company and began operations at a new micro-irrigation facility in China in order to support anticipated growth of our micro-irrigation business and enable future capacity expansion. If our operations at the new facility in Romania do not produce the anticipated manufacturing and operational efficiencies, the acquisition of our new facility in China does not produce the anticipated sales and profitability targets, or the micro-irrigation products produced at either of these facilities are not accepted into new geographic markets at expected levels, we may not recover our investment in these facilities and our operating results may be adversely affected.

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

   Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time. In addition, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. Any potential acquisition could impair our operating results, and any large acquisition could, among other things, impair our financial condition.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure from foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts have been adversely affected by the unprecedented distress in the worldwide credit markets during the past few years. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses, or modify our products or operations, and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things; climate change;

emissions to air and discharges to water; restrictions placed on water usage and water availability; product and associated packaging; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to regulatory compliance that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate, which may adversely affect market demand for our products and, ultimately, our net sales and financial results. Other changes in laws and regulations also may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, or expiration of the domestic research tax credit, which individually or in combination may cause our effective tax rate to increase, or (ii) new, recently enacted, or revised healthcare laws or regulations, which may cause us to incur higher employee healthcare and related costs.

Increasingly stringent engine emission regulations could impact our ability to sell certain of our products into the market and appropriately price certain of our products, which could negatively affect our competitive position and financial results.

The EPA adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 diesel engine emission requirements, these plans are subject to many variables including, among others, the ability of our suppliers to provide compliant engines on a timely basis or our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to implement price increases to cover or partially offset costs related to research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products in the form of price increases to our customers, and/or our competitors implement different strategies with respect to compliance with Tier 4 diesel engine emission requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Additionally, as customers' buying patterns change to purchase our products in advance of price increases on compliant products, we have and may continue to experience abnormal fluctuation in sales and our financial results of any one period may not be representative of expected financial results in subsequent periods. We believe our financial results during the first quarter of fiscal 2013 were positively impacted by these patterns and our second and third quarter periods of fiscal 2013 were negatively impacted. We expect that our first quarter of fiscal 2014 and possibly future quarters may also be negatively impacted. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise changing customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

Climate change and climate change regulations may adversely impact our operations.

There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. We are currently subject to rules limiting emissions and other climate related rules and regulations in certain jurisdictions where we operate. In addition, we may become subject to additional legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators, regulators, and non-governmental organizations, are considering ways to reduce GHG emissions. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions and energy policies. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.

We are required to comply with the "conflict minerals" rules promulgated by the SEC, which will impose costs on us and could raise reputational and other risks.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in August 2012, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding manufacturers' efforts to discover the origin of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as "3TG" and include tin, tantalum, tungsten, and gold. The conflict minerals rules required us to engage in due diligence efforts for the 2013 calendar year and such efforts are ongoing. Our initial disclosures are required no later than May 31, 2014 and subsequent disclosures are required no later than May 31 of each following year. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. Since our supply chain is complex, ultimately we may not be able to sufficiently discover the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.

The costs of complying with the various environmental laws related to our ownership and/or lease of real property, such as clean-up costs and liability that may be associated with certain hazardous waste disposal activities, could adversely affect our financial condition and operating results.

Because we own and lease real property, various environmental laws may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations could also require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. We are currently involved in the evaluation and clean-up of a limited number of properties we either currently or previously owned. Although we do not expect that these current matters will have a material adverse effect on our financial position or operating results, our future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results.

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

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making certain improper payments for the purpose of obtaining or retaining business. The continued expansion of our international operations could increase the risk of violations of these laws in the future. Significant violations of these laws, or allegations of such violations, could harm our reputation, could disrupt our business, and could result in significant fines and penalties that could have a material adverse effect on our results of operations or financial condition.

Management information systems are important to the efficient operation of our business. If our management information systems fail to adequately perform, or if we experience an interruption in their operation, our business and operating results could be adversely affected.

We have many management information systems that are important to the efficient operation of our business, some of which are managed by third parties. These management information systems are used to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial functions, including maintaining our internal controls; our manufacturing and supply chain processes; and the data related to our research and development efforts. The failure of our management information systems to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business and operating results to suffer. Although we take steps to secure our management information systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, power loss, or other disruptive events. Our reputation, brand, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our operating results or financial condition.

The manufacture, sale, and use of our products expose us to significant risks associated with product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, rework costs, and higher warranty expense.

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

In fiscal 2009, we established a financing joint venture with TCFIF for the purpose of providing reliable, competitive financing to our distributors and dealers in the U.S. and select distributors of our products in Canada to support their businesses and increase our net sales, as well as to free up our working capital for our other strategic purposes. As a result, we are dependent upon the joint venture for our inventory financing programs, including floor plan and open account receivable financing. Additionally, we are dependent upon TCFCFC to provide inventory financing to dealers of our products in Canada.

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

Our credit arrangements and the indentures governing our 6.625% senior notes and 7.800% debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum debt to earnings ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

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

We are expanding our corporate facilities and could experience disruptions to our operations in connection with such expansion efforts.

We are currently expanding our corporate facilities, driven by our need to expand the space available for our product development and test capacities, as well as our need for additional information technology and office space. We expect the expansion of our corporate facilities to be completed in fiscal 2014. We are financing such expansion efforts with cash on hand and cash from operating activities. The expansion of our corporate facilities entails risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.

Our business is subject to a number of other miscellaneous risks that may adversely affect our operating results, financial condition, or business.

Other miscellaneous risks that could affect our business include:

•
our ability to achieve the revenue growth and operating earnings goals of our "Destination 2014" initiative;
•
natural or man-made disasters or global pandemics, which may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and increases in insurance premiums;
•
financial viability of distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers' ability to pay amounts owed to us;
•
a decline in retail sales or financial difficulties of our distributors or dealers, which could cause us to repurchase financed product; and
•
the threat of terrorist acts and war, which may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and worldwide economies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2013, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 6 million square feet of space worldwide. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 36 acres of land in Minnesota utilized as a testing and storage facility, 10 acres of land in Minnesota held for future expansion, and 21 acres of land in California used as a testing site. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition. Management believes we have sufficient manufacturing capacity for fiscal 2014, although strategies for future operational growth are currently being assessed. We are expanding our corporate facilities located in Bloomington, Minnesota, which includes the construction of a new facility to accommodate our need to expand the space available for our product development and test capacities. We expect occupancy of the new facility to take place in fiscal 2014. Our significant facilities are listed below by location, ownership, and function as of October 31, 2013:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test lab
El Paso, TX	Owned/Leased	Components for professional and residential products and distribution center
Ankeny, IA	Leased	Residential and professional distribution center
Plymouth, WI	Owned	Professional and residential parts distribution center
Juarez, Mexico	Leased	Professional and residential products
Tomah, WI	Owned/Leased	Professional products and distribution center
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Beatrice, NE	Owned/Leased	Professional products, test facility, and office
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Xiamen City, China	Leased	Professional products, distribution center, and office
Braeside, Australia	Leased	Distribution center, service area, and office
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Ploiesti, Romania	Owned	Professional products, distribution center, test lab, and office
Shakopee, MN	Owned	Components for professional and residential products
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center, test lab, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
St. Louis, MO	Leased	Distribution facility, service area, and office
Sanford, FL	Leased	Professional products and distribution center
Fiano Romano, Italy	Owned	Professional products, distribution center, and office
Beverley, Australia	Owned	Professional products, distribution center, service area, and office
Baraboo, WI	Leased	Professional distribution center
Capena, Italy	Leased	Distribution center
Oevel, Belgium	Owned	Distribution center, service area, and office
Kent, WA	Leased	Distribution facility, service area, and office
Abilene, TX	Leased	Office, professional products, and service center

ITEM 3.   LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting and defending against claims of patent infringement.

   For a description of our material legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements under the heading "Commitments and Contingent Liabilities – Litigation" included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 12, 2013, as well as other positions held by them for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience During the Last Five or More Years

Michael J. Hoffman 58, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004.

Judy L. Altmaier 52, Vice President, Exmark	Vice President, Exmark since June 2013. From October 2011 to June 2013, she served as Vice President, Operations and Quality Management. From October 2009 to October 2011, she served as Vice President, Operations. From January 2009 to October 2009, she served as Vice President/General Manager of Operations, Auto Group Americas for Eaton Corporation, a diversified industrial manufacturer.

William E. Brown, Jr. 52, Group Vice President, Commercial and Irrigation Businesses	Group Vice President, Commercial and Irrigation Businesses since March 2013. From March 2012 to March 2013, he served as Group Vice President, International and Commercial Businesses. From August 2010 to March 2012, he served as Vice President, International Business. From February 2009 to July 2010, he served as Vice President, Residential and Landscape Contractor Businesses. From November 2006 to February 2009, he served as Vice President, Consumer and Landscape Contractor Business – Toro.

Philip A. Burkart 51, Vice President, Irrigation Business	Vice President, Irrigation Business since September 2010, which includes responsibility for our Western-based distributor. From November 2006 to September 2010, he served as Vice President, Irrigation Businesses.

Timothy P. Dordell 51, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007.

Michael D. Drazan 55, Vice President, Global Micro-Irrigation Business	Vice President, Global Micro-Irrigation Business since March 2012. From February 2009 to March 2012, he served as Vice President, Contractor Business and Chief Information Officer, which included responsibility for our Exmark and Sitework Systems Businesses and our Information Services function. In September 2010, he also assumed responsibility for our Micro-Irrigation Business and Corporate Accounts. From November 2007 to February 2009, he served as Chief Information Officer and Vice President, Corporate Services.

Blake M. Grams 46, Vice President, Global Operations	Vice President, Global Operations since June 2013. From December 2008 to June 2013, he served as Vice President, Corporate Controller.

Michael J. Happe 42, Group Vice President, Residential and Contractor Businesses	Group Vice President, Residential and Contractor Businesses since March 2012, which includes responsibility for our Residential and Landscape Contractor – Toro, Exmark, and Sitework Systems Businesses and our Midwestern-based distributor. From August 2010 to March 2012, he served as Vice President, Residential and Landscape Contractor Businesses. From December 2008 to July 2010, he served as Vice President, Commercial Business. From November 2007 to December 2008, he served as General Manager, Commercial Business.

Thomas J. Larson 56, Vice President, Corporate Controller	Vice President, Corporate Controller since June 2013. From December 2008 to June 2013, he served as Vice President, Treasurer. He retained the office of Treasurer until July 2013.

Richard M. Olson 49, Vice President, International Business	Vice President, International Business since March 2013. From March 2012 to March 2013, he served as Vice President, Exmark. From September 2010 to March 2012, he served as General Manager, Exmark. From April 2008 to September 2010, he served as Managing Director, Operations.

Renee J. Peterson 52, Vice President, Treasurer and Chief Financial Officer	Vice President, Treasurer and Chief Financial Officer since July 2013. From August 2011 to July 2013, she served as Vice President, Finance and Chief Financial Officer. In March 2012, she also assumed responsibility for our Information Services function. From July 2009 to August 2011, she served as Vice President – Finance and Planning for the Truck and Automotive Segments of Eaton Corporation, a diversified industrial manufacturer. From September 2008 to July 2009, she served as Vice President – Finance, Information Technology and Business Development for the Automotive Segment of Eaton Corporation.

Peter M. Ramstad 56, Vice President, Human Resources and Business Development	Vice President, Human Resources and Business Development since November 2007.

Darren L. Redetzke 49, Vice President, Commercial Business	Vice President, Commercial Business since August 2010. From December 2008 to July 2010, he served as Vice President, International Business. From November 2007 to December 2008, he served as General Manager, International Business.

Kurt D. Svendsen 47, Vice President, Information Services	Vice President, Information Services since June 2013. From September 2011 to June 2013, he served as Managing Director, Corporate Communications and Investor Relations. From August 2010 to September 2011, he served as Director, Investor and Public Relations. From November 2007 to August 2010, he served as Director, Business Development.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for our common stock and cash dividends paid for each of the quarterly periods for fiscal 2013 and 2012 were as follows:

Fiscal year ended October 31, 2013	First	Second	Third	Fourth

Market price per share of common stock
High sales price	$45.18	$48.59	$50.14	$59.50
Low sales price	40.25	43.14	44.17	47.56
Last sales price	44.93	45.19	49.38	58.94
Cash dividends per share of common stock[1]	0.14	0.14	0.14	0.14

Fiscal year ended October 31, 2012	First	Second	Third	Fourth

Market price per share of common stock[2]
High sales price	$33.135	$36.525	$40.338	$42.360
Low sales price	25.890	30.000	32.750	35.640
Last sales price	32.650	35.305	37.910	42.220
Cash dividends per share of common stock[1,2]	0.11	0.11	0.11	0.11

1
During fiscal 2013, our annual dividend guideline was 20 to 30 percent of our three-year average net earnings per share for the current and previous two fiscal years. In December 2013, we increased our annual dividend guideline to 30 to 40 percent of our three-year average net earnings per share. However, future cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.
2
Market prices and per share data have been adjusted for all periods presented to reflect the impact of the company's two-for-one stock split effective June 29, 2012.

Common Stock – 175,000,000 and 100,000,000 shares authorized, $1.00 par value, as of October 31, 2013 and 2012, respectively. 56,788,723 and 58,266,482 shares outstanding as of October 31, 2013 and 2012, respectively.

On March 12, 2013, following approval of our shareholders at our 2013 annual meeting of shareholders, we amended our Restated Certificate of Incorporation by filing a Certificate of Amendment to Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock from 100,000,000 to 175,000,000.

Preferred Stock – 1,000,000 voting shares and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Shareholders – As of December 12, 2013, we had approximately 3,762 shareholders of record.

Purchases of Equity Securities – The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2013.

Period	Total Number of Shares Purchased[1,2,3]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]

August 3, 2013 through August 30, 2013	12,309	$49.81	7,141	4,758,528
August 31, 2013 through September 27, 2013	755	54.32	–	4,758,528
September 28, 2013 through October 31, 2013	416,399	55.19	415,466	4,343,062

Total	429,463	$55.04	422,607

1
On December 11, 2012, the Board of Directors authorized the repurchase of 5,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time.
2
Includes 5,923 shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our stock-based compensation plans. These 5,923 shares were not repurchased under our repurchase program, described in footnote 1 above.
3
Includes 933 units (shares) of our common stock purchased in open-market transactions at an average price of $56.01 per share on behalf of a rabbi trust formed to pay benefit obligations to participants in deferred compensation plans. These 933 shares were not repurchased under our repurchase program, described in footnote 1 above.

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

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2008 through October 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index,
and a Peer Group

                          *$100 invested on 10/31/08 in stock or index, including reinvestment of dividends.

                          Fiscal year ending October 31.

Fiscal year ending October 31	2008	2009	2010	2011	2012	2013

The Toro Company	$100.00	$112.18	$174.50	$168.44	$266.56	$376.59
S&P 500	100.00	109.80	127.94	138.29	159.32	202.61
Peer Group	100.00	134.59	183.72	200.44	213.80	266.34

The industry peer group is based on the companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and includes: AGCO Corporation, The Alpine Group, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Inc., Deere & Company, Dover Corporation, Flowserve Corporation, General Cable Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology, ITT Corporation, Kennametal Inc., Lennox International Inc., NACCO Industries, Inc., Pall Corporation, Parker-Hannifin Corporation, Pentair Ltd., Snap-On Inc., Tecumseh Products Company, Teleflex Inc., Terex Corporation, The Timken Company, and Walter Energy Inc.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2013. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data) Fiscal years ended October 31	2013	2012	2011	2010	2009

OPERATING RESULTS:
Net sales	$2,041,431	$1,958,690	$1,883,953	$1,690,378	$1,523,447
Net sales growth (decline) from prior year	4.2%	4.0%	11.5%	11.0%	(18.9)%
Gross profit as a percentage of net sales	35.5%	34.4%	33.8%	34.1%	33.5%
Selling, general, and administrative expense as a percentage of net sales	24.2%	23.9%	24.0%	25.1%	26.0%
Operating earnings	$230,662	$205,613	$184,487	$151,266	$115,197
As a percentage of net sales	11.3%	10.5%	9.8%	9.0%	7.5%
Net earnings	$154,845	$129,541	$117,658	$93,237	$62,837
As a percentage of net sales	7.6%	6.6%	6.2%	5.5%	4.1%
Basic net earnings per share[1]	$2.67	$2.18	$1.88	$1.41	$0.88
Diluted net earnings per share[1]	2.62	2.14	1.85	1.39	0.87
Return on average stockholders' equity	46.1%	44.7%	43.4%	31.6%	18.5%
SUMMARY OF FINANCIAL POSITION:
Total assets	$1,002,748	$935,199	$870,663	$885,622	$872,682
Average net working capital as a percentage of net sales[2]	16.6%	15.2%	15.0%	13.9%	26.2%
Long-term debt, including current portion	$223,544	$225,340	$227,156	$225,548	$228,811
Stockholders' equity	358,738	312,402	266,767	275,810	315,212
Debt-to-capitalization ratio	38.4%	41.9%	46.0%	45.1%	42.5%
CASH FLOW DATA:
Cash provided by operating activities	$221,876	$185,798	$113,877	$193,507	$251,470
Repurchases of Toro common stock	99,587	93,395	129,955	135,777	115,283
Cash dividends per share of Toro common stock[1]	0.56	0.44	0.40	0.36	0.30
OTHER STATISTICAL DATA:
Market price range –
High sales price[1]	$59.500	$42.360	$34.215	$29.250	$21.015
Low sales price[1]	40.250	25.890	22.525	18.235	10.130
Average number of employees	5,002	5,066	4,947	4,724	4,612

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

 Summary of Fiscal 2013 Results

In fiscal 2013, we achieved record net sales and crossed over the $2 billion milestone for the first time in our history. Net earnings increased at a double digit growth rate of 19.5 percent to $154.8 million compared to fiscal 2012. Our fiscal 2013 results included the following items of significance:

•
Net sales for fiscal 2013 increased by 4.2 percent compared to fiscal 2012 to a record of $2,041.4 million. This increase was primarily attributable to increased demand for our products resulting from the successful introduction of new and enhanced products that were well received by customers, particularly for landscape contractor equipment products, continued market growth and demand for our micro-irrigation products, increased sales in the rental and construction market, and incremental sales from acquisitions of $6.4 million. However, lower sales of residential products, mainly from poor weather conditions that negatively impacted sales of snow thrower and walk power mower products, hampered our overall net sales growth.
•
Professional segment net sales, which represented 70 percent of our total consolidated net sales in fiscal 2013, grew 7.2 percent in fiscal 2013 compared to fiscal 2012. Shipments increased due to strong demand for our landscape contractor equipment products due mainly to the successful introduction of new products, higher global sales of our micro-irrigation products from continued market growth and demand for our drip irrigation solutions for agricultural markets, and golf renovation projects that drove higher sales of our golf irrigation systems. Additionally, price increases introduced on some products, increased sales and demand in the rental and construction market, and incremental sales of $6.4 million from acquisitions contributed to our professional segment net sales increase in fiscal 2013 compared to fiscal 2012.
•
Our residential segment net sales were down by 2.1 percent in fiscal 2013 compared to fiscal 2012 due primarily to lower shipments and demand for snow thrower products as a result of the lack of snowfall during the past two winter seasons in key markets. Additionally, adverse spring weather conditions negatively impacted our net sales and demand for walk power mowers during the key selling period. However, sales of Pope irrigation products in Australia, zero-turn radius riding mowers, and handheld trimmer and blower products were up due to positive customer response to newly introduced and enhanced products, as well as favorable weather conditions.
•
International net sales for fiscal 2013 were up 3.5 percent compared to fiscal 2012 due mainly to increased demand in Europe, Middle East, and Africa ("EMEA") and Asia for our micro-irrigation and golf equipment products. However, changes in foreign currency exchange rates resulted in a reduction of our total net sales of approximately $13 million in fiscal 2013. International net sales comprised 30.1 percent of our total consolidated net sales in fiscal 2013 compared to 30.3 percent in fiscal 2012 and 32.3 percent in fiscal 2011.
•
In late fiscal 2013, we completed the acquisition of a micro-irrigation company located in China.
•
Fiscal 2013 net earnings of $154.8 million rose 19.5 percent compared to fiscal 2012, and diluted net earnings per share increased 22.4 percent in fiscal 2013 to $2.62 compared to $2.14 in fiscal 2012.
•
Gross margin was 35.5 percent in fiscal 2013, an increase of 110 basis points from 34.4 percent in fiscal 2012. This improvement was the result of price increases on some of our products, cost reduction efforts, favorable product mix, and lower commodity prices. However, unfavorable foreign currency exchange rate movements and unabsorbed manufacturing costs hampered our gross margin growth rate in fiscal 2013.
•
Selling, general, and administrative ("SG&A") expense was up 5.7 percent in fiscal 2013 compared to fiscal 2012. SG&A expense as a percentage of net sales in fiscal 2013 also increased to 24.2 percent compared to 23.9 percent in fiscal 2012. These increases reflect higher spending for marketing and warehousing, increased incentive compensation expense, investments in new product development, and incremental costs from acquisitions of $4 million, somewhat offset by lower warranty expense.
•
Receivables increased by 6.6 percent as of the end of fiscal 2013 compared to the end of fiscal 2012 as a result of higher sales volumes. Our average inventory levels were up by 14.3 percent during fiscal 2013 compared to fiscal 2012 as we built inventory in anticipation of strong demand for products impacted by Tier 4 diesel engine emission requirements, as well as higher inventory levels from the rollout of product offerings as a result of the growth of our rental and construction business. Average net working capital (accounts receivable plus inventory less trade payables) as a percent of net sales was 16.6 percent as of the end of fiscal 2013 compared to 15.2 percent as of the end of fiscal 2012. Our domestic field inventory levels were up as of the end of fiscal 2013 compared to the end of fiscal 2012 due, in part, to anticipated strong retail demand in fiscal 2014 for our professional segment products subject to Tier 4 diesel engine emission requirements, as well as the expansion of our rental and construction business from recent acquisitions.
•
We continued our history of paying quarterly cash dividends in fiscal 2013. We increased our fiscal 2013 quarterly cash dividend by 27.3 percent to $0.14 per share compared to our quarterly cash dividend in fiscal 2012 of $0.11 per share.
•
Our stock repurchase program returned nearly $100 million in cash to our shareholders during fiscal 2013, which reduced our number of shares outstanding. This reduction resulted in a benefit to our diluted net earnings per share of approximately $0.07 per share in fiscal 2013 compared to fiscal 2012.

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

Organic Revenue Growth.   We intend to pursue strategic growth of our existing businesses and product categories with an annual organic revenue growth goal. One of our goals of our Destination 2014 initiative is to achieve $100 million in organic revenue growth in each of fiscal 2011, 2012, 2013, and 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the prior twelve-month period. While we exceeded our organic revenue growth goal of $100 million for fiscal 2011, we fell short of achieving that goal in fiscal 2013 and 2012.

Operating Earnings Growth.   As part of our Destination 2014 growth goals, we also have set an earnings goal to raise operating earnings as a percentage of net sales to 12 percent by the end of fiscal 2014. In fiscal 2011, 2012, and 2013, we made progress towards this goal by achieving operating earnings as a percentage of net sales of 9.8 percent, 10.5 percent, and 11.3 percent, respectively.

Outlook for Fiscal 2014

As we approach our centennial in fiscal 2014, we intend to continue to rely on principles that have sustained our longevity, which include, among many others, the importance of remaining ever vigilant and poised to flexibly respond with innovative solutions to new challenges. We have taken, and intend to continue to take, proactive measures with investments intended to generate customer demand, gain market share, and achieve strong financial results. We believe our fiscal 2014 financial performance will include, among many others, the following main factors:

•
We anticipate fiscal 2014 net sales in our professional segment to increase compared to fiscal 2013, led by anticipated continued growth in the worldwide micro-irrigation market. Precision irrigation products remain a long-term focus for us as we help our customers find solutions to conserve water as the need to become more efficient in water usage is expected to drive demand for our products. We also expect recent global investments in manufacturing capacity and infrastructure that expanded our market presence to contribute to sales growth of our micro-irrigation products in fiscal 2014. In late fiscal 2013, we launched our Toro branded underground utility products, and we anticipate continued growth and demand in the rental and construction market to positively impact our professional segment sales growth in fiscal 2014. Additionally, ongoing demand for our innovative landscape contractor equipment, along with the introduction of an array of new products in fiscal 2014, is expected to drive customer demand and contribute to our sales growth. Sales in the golf market are anticipated to be flat to slightly up in fiscal 2014 as golf rounds in the U.S. were down in fiscal 2013 from unfavorable weather conditions that may result in tighter budgets for golf courses to replace aged equipment in fiscal 2014.
•
We expect our residential segment net sales to increase in fiscal 2014 compared to fiscal 2013 as we assume weather conditions to improve in fiscal 2014 compared to the cool spring weather in fiscal 2013 that negatively impacted sales of our walk power mowers, and we anticipate the domestic economy to continue its slow rate of recovery. We anticipate new products, such as our new line of Lawn-Boy walk power mowers, to be well received by customers, and increased product placement to drive sales growth for our residential segment in fiscal 2014.
•
We intend to continue to focus on international markets to grow our revenues, and our long-term goal is for international sales to comprise a larger percentage of our total consolidated net sales. Recently, we have invested in new international markets, namely Asia and Eastern Europe for our micro-irrigation business, as we anticipate future worldwide demand to increase for our water conserving drip irrigation products for agricultural markets. We plan to continue investing in new products designed specifically for international markets and in infrastructure around the world, connecting us more closely to our customers and increasing our global presence. However, uncertainty with the economies of some European countries is expected to linger into fiscal 2014, which may hamper our international net sales growth. Additionally, recent foreign currency exchange rate trends could hinder our international net sales in fiscal 2014.
•
During fiscal 2014, we anticipate our gross margin rate to improve compared to fiscal 2013 as we continue to place additional emphasis on productivity improvements intended to reduce production costs while realizing greater efficiencies in our processes. However, competitive pricing challenges are expected to restrict our gross margin growth rate along with anticipated higher commodity costs in fiscal 2014 as compared to fiscal 2013.
•
We expect net earnings and diluted net earnings per share to be up in fiscal 2014 compared to fiscal 2013, driven mainly by our anticipated sales growth and an improvement in our gross margin rate. Additionally, we anticipate a further reduction in our diluted shares outstanding due to repurchases of our common stock.

•
As announced on December 5, 2013, our Board of Directors increased our fiscal 2014 first quarter cash dividend by 42.9 percent to $0.20 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2013. Additionally, during the first quarter of fiscal 2014, we changed our annual dividend guideline from 20 to 30 percent to 30 to 40 percent of our three-year average net earnings per share for the current and previous two fiscal years.
•
In fiscal 2014, we plan to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain. We anticipate average inventory levels to be slightly lower in fiscal 2014 compared to fiscal 2013, and we anticipate our average net working capital as a percentage of net sales in fiscal 2014 to be lower as compared to fiscal 2013.

   We will continue to keep a cautionary eye on the global economic environment, retail demand, field inventory levels, commodity prices, weather conditions, competitive actions, expenses, and other factors identified in Part I, Item 1A, "Risk Factors" of this report, which could cause our actual results to differ from our anticipated outlook.

RESULTS OF OPERATIONS

Fiscal 2013 net earnings were $154.8 million compared to $129.5 million in fiscal 2012, an increase of 19.5 percent. Fiscal 2013 diluted net earnings per share were $2.62, an increase of 22.4 percent from $2.14 per share in fiscal 2012. The primary factors contributing to the net earnings improvement were higher net sales, an increase in gross profit, higher other income, and a decrease in our effective tax rate, somewhat offset by an increase in SG&A expense. Our net earnings per diluted share were also benefited by approximately $0.07 per share in fiscal 2013 compared to fiscal 2012 as a result of reduced shares outstanding from repurchases of our common stock.

   Fiscal 2012 net earnings were $129.5 million compared to $117.7 million in fiscal 2011, an increase of 10.1 percent. Fiscal 2012 diluted net earnings per share were $2.14, an increase of 15.7 percent from $1.85 per share in fiscal 2011. The primary factors contributing to the net earnings improvement were higher net sales, an increase in gross profit, leveraging of fixed SG&A costs over higher sales volumes, and a pre-tax charge of $4.7 million in fiscal 2011 associated with a rework for a non-safety quality issue for our walk power mowers that was not duplicated in fiscal 2012. However, our tax rate in fiscal 2012 was higher compared to our tax rate in fiscal 2011 due to the expiration of the domestic research tax credit on December 31, 2011. Our net earnings per diluted share were also benefited by approximately $0.10 per share in fiscal 2012 compared to fiscal 2011 as a result of reduced shares outstanding from repurchases of our common stock.

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	(64.5)	(65.6)	(66.2)

Gross margin	35.5	34.4	33.8
SG&A expense	(24.2)	(23.9)	(24.0)

Operating earnings	11.3	10.5	9.8
Interest expense	(0.8)	(0.9)	(0.9)
Other income, net	0.6	0.4	0.3
Provision for income taxes	(3.5)	(3.4)	(3.0)

Net earnings	7.6%	6.6%	6.2%

Fiscal 2013 Compared With Fiscal 2012

Net Sales.   Worldwide net sales in fiscal 2013 were $2,041.4 million compared to $1,958.7 million in fiscal 2012, an increase of 4.2 percent. This net sales improvement was attributable to the following factors:

•
Increased shipments and demand for professional segment products, mainly landscape contractor equipment, the successful introduction of new and enhanced products that were well received by customers, continued acceptance and demand for our drip irrigation solutions in agricultural markets, and golf renovation projects that drove demand for our golf irrigation systems. Additionally, price increases introduced on some products, increased sales and demand in the rental market, as well as incremental sales from acquisitions of $6.4 million, contributed to our net sales growth in fiscal 2013.
•
Increased sales of Pope irrigation products in Australia, zero-turn radius riding mowers, and handheld trimmer and blower products in our residential segment due to positive customer response to newly introduced and enhanced products, as well as favorable weather conditions.
•
Higher international net sales due primarily to increased demand in the EMEA region and Asia for micro-irrigation and golf equipment products. However, changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $13 million in fiscal 2013.

Somewhat offsetting those sales increases were:

•
A decline in overall residential segment net sales primarily from lower shipments of snow thrower products due to the lack of snowfall during the past two winter seasons in certain key markets. In addition, shipments of walk power mowers were down due to adverse spring weather conditions that negatively impacted demand and our sales during the key selling period.
•
Lower sales of our retail irrigation products as a result of reduced product placement at a key customer.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin increased by 110 basis points to 35.5 percent in fiscal 2013 from 34.4 percent in fiscal 2012. This improvement was mainly the result of the following factors:

•
Price increases on some of our professional segment products.
•
Cost reduction efforts from productivity and process improvement initiatives.
•
Favorable product mix from increased sales of products that carry higher average gross margins.
•
Lower average prices paid for commodities in fiscal 2013 compared to fiscal 2012.

Somewhat offsetting those positive factors were:

•
Unfavorable foreign currency exchange rate movements.
•
Unabsorbed manufacturing costs, mainly from lower plant utilization and plant realignment.

Selling, General, and Administrative Expense.   SG&A expense increased $26.7 million, or 5.7 percent, in fiscal 2013 compared to fiscal 2012. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expense as a percentage of net sales. SG&A expense rate in fiscal 2013 increased by 30 basis points to 24.2 percent compared to 23.9 percent in fiscal 2012. The increase in SG&A expense was driven mainly by the following factors:

•
Higher sales and marketing expense of $9 million.
•
An increase in warehousing costs of $6 million, mainly related to our new distribution facility in Ankeny, Iowa, plus higher inventory levels.
•
Higher incentive compensation expense of $6 million as a result of improved financial performance.
•
Continued investments in new product development that resulted in higher engineering expense of $4 million.
•
Incremental costs from acquisitions of approximately $4 million.

Somewhat offsetting those increases in SG&A expense was a decline in warranty expense of $4.5 million.

Interest Expense.   Interest expense for fiscal 2013 decreased by 4.1 percent compared to fiscal 2012 as a result of higher capitalized interest from capital projects and lower average debt levels.

Other Income, Net.   Other income, net consists mainly of our proportionate share of income or losses from equity investments (affiliates), currency exchange rate gains and losses, litigation settlements and recoveries, interest income, and retail financing revenue. Other income for fiscal 2013 was $12.3 million compared to $7.6 million in fiscal 2012, an increase of $4.7 million. This increase in other income, net was due mainly to a recovery for a litigation settlement of $3 million, an increase in income from our equity investment in Red Iron of $1 million, and lower foreign currency exchange rate losses of $1 million in fiscal 2013 compared to fiscal 2012.

Provision for Income Taxes.   The effective tax rate for fiscal 2013 was 31.7 percent compared to 34.0 percent in fiscal 2012. The reduction in the effective tax rate was primarily the result of the retroactive reenactment of the domestic research tax credit.

   We anticipate our tax rate for fiscal 2014 to be higher than our fiscal 2013 tax rate due to the expiration of the domestic research tax credit that is set to expire on December 31, 2013.

Fiscal 2012 Compared With Fiscal 2011

Net Sales.   Worldwide net sales in fiscal 2012 were $1,958.7 million compared to $1,884.0 million in fiscal 2011, an increase of 4.0 percent. This net sales improvement was attributable to the following factors:

•
Increased shipments of professional segment products largely resulting from the successful introduction of new and enhanced products that were well received by customers and resulted in increased sales, strong demand for domestic golf and landscape contractor equipment as customers replaced their aged inventory, market growth and demand for our drip irrigation solutions in agricultural markets, and incremental sales of $22.1 million from acquisitions. Additionally, a weaker average U.S. dollar compared to other currencies in which we transact business accounted for approximately $2 million of our overall net sales increase.
•
Higher shipments and demand of walk power mowers, zero-turn radius riding mowers, and trimmers in our residential segment due to positive customer response to newly introduced products and favorable weather conditions drove strong demand. Additionally, sales of Pope products in Australia were up due to more favorable weather conditions in fiscal 2012 as compared to fiscal 2011.

Somewhat offsetting those sales increases were:

•
A decline in overall residential segment net sales primarily from lower shipments of snow thrower products and service parts due to reduced demand resulting from the lack of snowfall during the 2011-2012 winter season.
•
A decrease in international net sales in both our professional and residential segments due mainly to lower sales in Europe as a result of economic weakness and uncertainty in that region during fiscal 2012.

Gross Margin.   Gross margin increased by 60 basis points to 34.4 percent in fiscal 2012 from 33.8 percent in fiscal 2011. This improvement was mainly the result of the following factors:

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

Selling, General, and Administrative Expense.   SG&A expense rate in fiscal 2012 decreased by 10 basis points to 23.9 percent compared to 24.0 percent in fiscal 2011 due to fixed SG&A costs spread over higher sales volumes. However, the increase in SG&A expense of $15.3 million was driven mainly by incremental costs from acquisitions of $7.2 million and higher self-insured health care expenses from unfavorable claims experience. Somewhat offsetting those increases in SG&A expense were a decline in marketing expenses of $6.3 million due mainly to incentive programs in fiscal 2011 that were not duplicated to the same degree in fiscal 2012 and lower incentive compensation expense of $4.2 million attributable to lower than planned financial results in fiscal 2012.

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

Professional

Professional segment net sales represented 70 percent of consolidated net sales for fiscal 2013, 68 percent for fiscal 2012, and 66 percent for fiscal 2011. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2013	2012	2011

Net sales	$1,425.3	$1,329.5	$1,239.1
% change from prior year	7.2%	7.3%	14.2%
Operating earnings	$254.4	$232.1	$205.0
As a percent of net sales	17.9%	17.5%	16.5%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2013 were up by 7.2 percent compared to fiscal 2012 primarily as a result of the following factors:

•
Successful introduction of new and enhanced products that were well received by customers and resulted in increased sales and demand, particularly for landscape contractor equipment.
•
Higher global sales of our micro-irrigation products from continued market growth and demand for our drip irrigation solutions for agricultural markets, as well as additional manufacturing capacity that increased production and enabled higher sales of our micro-irrigation products.
•
Increased sales and demand in the rental and construction market from broadening our customer base as part of our acquisitions in fiscal 2012, improved market conditions, and new product introductions.
•
Incremental sales of $6.4 million from acquisitions.
•
Increased sales of golf and grounds equipment and irrigation systems as a result of price increases, higher demand, and golf renovation projects in the U.S., as well as golf projects in Asia and the EMEA region. Additionally, our domestic field inventory levels were up as of the end of fiscal 2013 compared to the end of fiscal 2012 due, in part, to anticipated strong retail demand in fiscal 2014 for our professional segment products subject to Tier 4 diesel engine emission requirements, as well as the expansion of our rental and construction business from recent acquisitions.

Somewhat offsetting those sales increases were lower sales of our retail irrigation products as a result of reduced product placement at a key customer.

   Worldwide net sales for the professional segment in fiscal 2012 were up by 7.3 percent compared to fiscal 2011 primarily from the successful introduction of new and enhanced products, and higher shipments and demand for domestic golf and landscape contractor equipment as customers replaced their aged inventory. Additionally, golf rounds played were up in fiscal 2012 compared to fiscal 2011 resulting in increased revenue for golf courses and related investments in equipment. Net sales of micro-irrigation products also increased due to acceptance and demand for our drip irrigation solutions for agricultural markets, additional manufacturing capacity that increased production and enabled higher sales of our micro-irrigation products, and dealer expansion that assisted us to better meet the growing market demand for agricultural irrigation products. Incremental sales of $22.1 million from acquisitions also benefited our professional segment net sales for fiscal 2012. Somewhat offsetting those sales increases were lower sales in Europe as a result of economic weakness and uncertainty in that region during fiscal 2012.

Operating Earnings.   Operating earnings for the professional segment in fiscal 2013 increased 9.6 percent compared to fiscal 2012 due primarily to higher sales volumes and an improvement in gross margin. Expressed as a percentage of net sales, professional segment operating margins increased 40 basis points to 17.9 percent in fiscal 2013 compared to 17.5 percent in fiscal 2012. The following factors impacted professional segment operating earnings:

•
Higher gross margin in fiscal 2013 compared to fiscal 2012 as a result of the same factors discussed previously in the Gross Margin section.
•
A slight decline in SG&A expense rate in fiscal 2013 compared to fiscal 2012 due mainly to leveraging fixed SG&A costs over higher sales volumes and lower warranty expense.

   Operating earnings for the professional segment in fiscal 2012 increased 13.2 percent compared to fiscal 2011 due primarily to higher sales volumes. Expressed as a percentage of net sales, professional segment operating margins increased 100 basis points to 17.5 percent in fiscal 2012 compared to 16.5 percent in fiscal 2011. The operating profit improvement was due to higher gross margin as a result of price increases on some products and manufacturing efficiencies from higher plant utilization, mainly related to increased production and demand for our products. Those gross margin improvements were somewhat offset by higher average commodity prices and lower gross margins on product sales from acquisitions. Additionally, a decline in SG&A expense rate due mainly to leveraging fixed SG&A costs over higher sales volumes and a decline in marketing expenses, somewhat offset by higher warranty expense, contributed to our professional segment operating margin improvement in fiscal 2012 compared to fiscal 2011.

Residential

Residential segment net sales represented 29 percent of consolidated net sales for fiscal 2013, 31 percent for fiscal 2012, and 33 percent for fiscal 2011. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2013	2012	2011

Net sales	$594.4	$607.4	$623.9
% change from prior year	(2.1)%	(2.6)%	5.8%
Operating earnings	$62.0	$57.9	$54.4
As a percent of net sales	10.4%	9.5%	8.7%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2013 were down by 2.1 percent compared to fiscal 2012 primarily as a result of the following factors:

•
Lower shipments and demand for snow thrower products due to the lack of snowfall during the past two winter seasons in certain key markets.
•
A decrease in sales of walk power mowers due to adverse spring weather conditions that negatively impacted demand and our sales during the key selling period.

Somewhat offsetting the decrease in residential segment net sales were:

•
Increased sales of Pope irrigation products in Australia as a result of dry weather conditions in that region.
•
Higher shipments and demand of zero-turn radius riding mowers and handheld trimmer and blower products due mainly to positive customer response to newly introduced and enhanced products, as well as favorable fall weather conditions.

   Worldwide net sales for the residential segment in fiscal 2012 were down by 2.6 percent compared to fiscal 2011 primarily as a result of lower shipments and demand for our snow thrower products and service parts due to the lack of snowfall during the 2011-2012 winter season. Somewhat offsetting the decrease in residential segment net sales included higher shipments and demand of walk power mowers, zero-turn radius riding mowers, and trimmers due to positive customer response to newly introduced products and favorable weather conditions that drove strong demand. Sales of Pope products in Australia were also up due to more favorable weather conditions in fiscal 2012 compared to fiscal 2011.

Operating Earnings.   Operating earnings for the residential segment in fiscal 2013 increased 7.2 percent compared to fiscal 2012. Expressed as a percentage of net sales, residential segment operating margins increased 90 basis points to 10.4 percent in fiscal 2013 compared to 9.5 percent in fiscal 2012. The following factors impacted residential segment operating earnings:

•
Higher gross margins from cost reduction efforts and lower commodity costs, somewhat offset by unabsorbed manufacturing costs from lower plant utilization as we cut production due to lower sales volumes of snow thrower products and walk power mowers.

•
Higher SG&A expense rate due to fixed SG&A costs over lower sales volumes, somewhat offset by lower warranty expense.
•
Higher other income due to a recovery from a litigation settlement.

   Operating earnings for the residential segment in fiscal 2012 increased 6.4 percent compared to fiscal 2011. Expressed as a percentage of net sales, residential segment operating margins increased 80 basis points to 9.5 percent in fiscal 2012 compared to 8.7 percent in fiscal 2011 due to higher gross margins from costs incurred in fiscal 2011 associated with a rework for a non-safety quality issue that affected a large number of our walk power mowers that was not duplicated in fiscal 2012, somewhat offset by unfavorable product mix and higher commodity costs. Additionally, lower SG&A expense, mainly from a decrease in marketing and warranty expense related to costs incurred in fiscal 2011 for incentive programs and special warranty modifications, respectively, that were not duplicated in fiscal 2012, contributed to our residential segment operating margin improvement in fiscal 2012 as compared to fiscal 2011.

Other

(Dollars in millions) Fiscal years ended October 31	2013	2012	2011

Net sales	$21.8	$21.8	$21.0
% change from prior year	0.0%	3.6%	37.7%
Operating loss	$(89.7)	$(93.7)	$(84.6)

Net Sales.   Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales in fiscal 2013 were even at $21.8 million compared to fiscal 2012.

   The other segment net sales in fiscal 2012 increased 3.6 percent compared to fiscal 2011 due to increased sales at our U.S. Midwestern-based distribution company.

Operating Loss.   Operating loss for the other segment in fiscal 2013 decreased by 4.3 percent compared to fiscal 2012. This loss decrease was primarily attributable to litigation recovery in fiscal 2013, lower foreign currency exchange rate losses, and an increase in income from our equity investment in Red Iron.

   Operating loss for the other segment in fiscal 2012 increased by 10.8 percent compared to fiscal 2011. This loss increase was primarily attributable to an increase in our self-insured health care costs and higher bad debt expense, somewhat offset by an increase in income from our equity investment in Red Iron and lower incentive compensation expense.

FINANCIAL CONDITION

Working Capital

Throughout fiscal 2013, our average net working capital increased primarily from higher average inventory levels as we built inventory in anticipation of higher demand for our products prior to the phase-in of applicable Tier 4 diesel engine emission requirements, as well as higher inventory levels from the rollout of product offerings due to the growth of our rental and construction business. Additionally, average inventory levels were up for our residential segment due to lower sales volumes as a result of unfavorable weather conditions in the first half of fiscal 2013.

   The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2013	2012

Average cash and cash equivalents	$123.0	$104.3
Average receivables, net	198.9	185.2
Average inventories	298.0	260.8
Average accounts payable	158.3	149.0
Average days outstanding for receivables	36	35
Average inventory turnover (times)	4.42	4.93

   Average net receivables increased by 7.4 percent in fiscal 2013 compared to fiscal 2012 and our average days outstanding for receivables were slightly up, to 36 days in fiscal 2013 compared to 35 days in fiscal 2012 primarily as a result of customer mix. Average inventories increased by 14.3 percent in fiscal 2013 compared to fiscal 2012, as described above. Additionally, average trade payables increased by 6.2 percent due mainly to higher volume of purchases and our supply chain initiatives. As a result of higher average inventory levels and receivables, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales increased to 16.6 percent as of the end of fiscal 2013 compared to 15.2 percent as of the end of fiscal 2012.

   In fiscal 2014, we intend to place emphasis on improving asset utilization, with an increased focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Notwithstanding these efforts, we expect average receivables to increase in fiscal 2014 compared to fiscal 2013 due to anticipated higher sales volumes. We anticipate average inventory turnover to improve and average inventory levels to be slightly lower in fiscal 2014 as compared to fiscal 2013 due, in part, to increasing emphasis on improving asset management. Additionally, inventory levels in fiscal 2013 were higher for products impacted by Tier 4 diesel engine emission requirements, discussed previously, that will not be duplicated to the same extent in fiscal 2014. We also anticipate average accounts payable to increase in fiscal 2014 as compared to fiscal 2013, driven by continued focus on our supply chain initiatives.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2013 capital expenditures of $49.4 million were higher by 14.3 percent compared to fiscal 2012. This increase was primarily attributable to capital expenditures for new product tooling, replacement production equipment, implementation of new information systems, and expansion of facilities. Capital expenditures for fiscal 2014 are planned to be approximately $65 million as we expect to continue to invest in new product tooling and replacement production equipment, as well as expansion and construction of facilities, including the expansion of our corporate facilities located in Bloomington, Minnesota, which includes the construction of a new corporate facility to accommodate our need to expand space available for our product development and test capacities.

   Long-term assets as of October 31, 2013 were $349.5 million compared to $323.1 million as of October 31, 2012, an increase of 8.2 percent. This increase was due primarily to a higher amount of capital expenditures in fiscal 2013 compared to fiscal 2012, as discussed above, and an increase in long-term deferred income taxes. Included in long-term assets as of October 31, 2013 and 2012 was goodwill in the amount of $91.9 million and $92.0 million, respectively. Based on our annual impairment analysis, we determined there was no goodwill impairment for any of our reporting units as their related fair values were substantially in excess of their carrying values.

Capital Structure

The following table details the components of our total capitalization and debt-to-capitalization ratio.

(Dollars in millions) October 31	2013	2012

Long-term debt, including current portion	$223.5	$225.3
Stockholders' equity	358.7	312.4
Debt-to-capitalization ratio	38.4%	41.9%

   Our debt-to-capitalization ratio decreased in fiscal 2013 compared to fiscal 2012 due to an increase in stockholders' equity from higher net earnings somewhat offset by an increase in dividends paid and repurchases of shares of our common stock in fiscal 2013 as compared to fiscal 2012.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and upgrading of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of October 31, 2013, cash and short-term investments held by our foreign subsidiaries that are not available to fund domestic operations unless repatriated were $24.8 million. We currently do not intend to repatriate this cash held by our foreign subsidiaries; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Dividends

Each quarter in fiscal 2013, our Board of Directors declared a cash dividend of $0.14 per share, which was a 27.3 percent increase over our cash dividend of $0.11 per share paid each quarter in fiscal 2012. As announced on December 5, 2013, our Board of Directors recently increased our fiscal 2014 first quarter cash dividend by 42.9 percent to $0.20 per share from the quarterly cash dividend paid in the first quarter of fiscal 2013. Additionally, during the first quarter of fiscal 2014, we changed our annual dividend guideline from 20 to 30 percent to 30 to 40 percent of our three-year average net earnings per share for the current and previous two fiscal years.

Authorized Shares of Common Stock

On March 12, 2013, following approval by our shareholders at our 2013 annual meeting of shareholders, we amended our Restated Certificate of Incorporation by filing a Certificate of Amendment to Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 175 million.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2013	2012	2011

Operating activities	$221.9	$185.8	$113.9
Investing activities	(44.8)	(47.3)	(69.3)
Financing activities	(118.3)	(93.0)	(140.1)
Effect of exchange rates on cash	(1.7)	(0.5)	(1.0)

Net cash provided (used)	$57.1	$45.0	$(96.5)

Cash and cash equivalents as of fiscal year end	$183.0	$125.9	$80.9

Cash Flows From Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2013, cash provided by operating activities increased $36.1 million, or 19.4 percent, from fiscal 2012. This improvement was due to a decrease in inventory levels and higher net earnings, somewhat offset by an increase in accounts receivable.

   In fiscal 2012, cash provided by operating activities increased $71.9 million, or 63.2 percent, from fiscal 2011. This increase was due mainly to an increase in accounts payable and accrued liabilities as of the end of fiscal 2012 compared to the end of fiscal 2011, as well as higher net earnings.

Cash Flows From Investing Activities.   Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth for expanding markets and in new markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2013 decreased $2.6 million, or 5.4 percent, from fiscal 2012 due to lower amounts of cash utilized for acquisitions, somewhat offset by an increase in purchases of property, plant, and equipment.

   Cash used in investing activities was down 31.7 percent in fiscal 2012 compared to fiscal 2011 due mainly to lower levels of purchases of property, plant, and equipment and cash used for acquisitions.

Cash Flows From Financing Activities.   Cash used in financing activities increased $25.3 million, or 27.1 percent, in fiscal 2013 compared to fiscal 2012 due to higher amounts of cash paid for dividends and repurchases of our common stock, as well as lower amounts of proceeds from exercises of stock options.

   Cash used in financing activities decreased by 33.6 percent in fiscal 2012 compared to fiscal 2011. This decrease was primarily attributable to lower amounts of cash utilized to repurchase our common stock in fiscal 2012 compared to fiscal 2011, plus an increase in proceeds from exercises of stock options and tax benefits from stock-based awards.

Credit Lines and Other Capital Resources

Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior four-year revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $12.5 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2013, we had no outstanding short-term debt under these lines of credit. As of October 31, 2013, we had $14.6 million of outstanding letters of credit and $147.9 million of unutilized availability under our credit agreements. Additionally, as of October 31, 2013, we had $223.5 million outstanding in long-term debt that includes $100 million in aggregate principal amount of 7.8% debentures due June 15, 2027 and $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037.

   Our revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of October 31, 2013, we are not limited in the amount for payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of October 31, 2013, and we expect to be in compliance with all covenants during fiscal 2014. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.)

we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2013 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3.

Share Repurchase Plan

During fiscal 2013, we continued repurchasing shares of our common stock in the open market, thereby reducing our shares outstanding. In addition, our repurchase programs provided shares for use in connection with our equity compensation programs. As of October 31, 2013, 4,343,062 shares remained available for repurchase under our Board authorization. We expect to continue repurchasing shares of our common stock in fiscal 2014 depending upon market conditions and our cash position.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2013	2012	2011

Shares of common stock purchased[1]	2,131,615	2,591,039	4,592,760
Cost to repurchase common stock	$98.8	$92.7	$129.9
Average price paid per share	$46.37	$35.78	$28.30

1
Does not include shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our stock-based compensation plans.

Customer Financing Arrangements

Wholesale Financing.   In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Under a separate arrangement, TCFCFC provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,211.5 million of new receivables for dealers and distributors during fiscal 2013, of which $260.9 million was outstanding as of October 31, 2013.

   Some independent international dealers continue to finance their products with a third party financing company. This third party financing company purchased $26.5 million of receivables from us during fiscal 2013, of which $13.3 million was outstanding as of October 31, 2013.

   We also enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by them. As of October 31, 2013, we were contingently liable to repurchase up to a maximum amount of $10.2 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies and Red Iron over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product up to but not exceeding our limited obligation, which could have an adverse effect on our operating results.

   We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; micro-irrigation dealers and distributors; government customers; and rental companies.

End-User Financing.   We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and select countries in Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. We have no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.

   From time to time, we enter into agreements where we provide recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2013 was $1.7 million.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements, could have a material adverse impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2013, we had outstanding note receivables in the aggregate of $1.1 million from two companies, which is included in other current assets on our consolidated balance sheet.

Off-Balance Sheet Arrangements and
Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2013.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt[1]	$–	$–	$–	$225,000	$225,000
Interest payments	16,081	32,162	32,163	228,254	308,660
Deferred compensation arrangements[2]	665	1,014	1,014	84	2,777
Purchase obligations[3]	26,997	–	–	–	26,997
Operating leases[4]	14,632	21,851	9,495	27,187	73,165
Other[5]	1,395	–	–	–	1,395

Total	$59,770	$55,027	$42,672	$480,525	$637,994

1
Principal payments in accordance with our long-term debt agreements.
2
The unfunded deferred compensation arrangements, covering certain current and retired management employees, consists primarily of salary and bonus deferrals under our deferred compensation plans. Our estimated distributions in the contractual obligations table are based upon a number of assumptions, including termination dates and participant elections. Deferred compensation balances are invested according to the election of the participant in an array of funds that is substantially similar to the array of funds offered under The Toro Company Investment, Savings and Employee Stock Ownership Plan, and are payable at the election of the participant.
3
Purchase obligations represent contracts or commitments for the purchase of raw materials and capital expenditures, including expansion of our corporate facilities.
4
Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.
5
Payment obligation issued in connection with an acquisition.

   As of October 31, 2013, we also had $12.7 million in outstanding letters of credit issued, including standby letters of credit, during the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $4.6 million of unrecognized tax benefits, including interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

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

Inflation

We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2013, we experienced lower average commodity costs compared to the average prices paid for commodities in fiscal 2012, which benefited our gross margin growth rate in fiscal 2013 as compared to fiscal 2012. We will continue to closely follow commodities that affect our product lines, and we anticipate average prices paid for some commodities to be higher in fiscal 2014 as compared to fiscal 2013. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Acquisitions

On September 30, 2013, during the fourth quarter of fiscal 2013, we completed the acquisition of certain assets and assumed certain liabilities for a company in China that manufactures water-efficient drip irrigation products, sprinklers, emitters, and filters for agriculture, landscaping, and green house production. The purchase price of this acquisition was $3.5 million.

   On April 25, 2012, during the second quarter of fiscal 2012, we completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and construction market. On February 10, 2012, also during the second quarter of fiscal 2012, we completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the construction market. On December 9, 2011, during the first quarter of fiscal 2012, we completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. The aggregate purchase price of these acquisitions was $11.1 million.

   These acquisitions were immaterial based on our consolidated financial condition and results of operations and all were accounted for as business combinations.

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

Inventory Valuation.   We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out ("LIFO") method for most U.S. inventories or the first-in, first-out ("FIFO") method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedule accordingly.

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

New Accounting Pronouncement to be Adopted

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. We will adopt this guidance in our first quarter of fiscal 2014, as required. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

   No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2013 has had or is expected to have a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk.   In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve primarily the use of forward currency contracts. We also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

   We enter into various contracts, primarily forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in values of the related exposures. Therefore, changes in values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Further information regarding gains and losses on our derivative instruments is presented in Note 14 of the Notes to Consolidated Financial Statements.

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2014 and 2015. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet cash flow hedge accounting criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss ("AOCL"), and fair value impact of derivative instruments in other income, net as of and for the fiscal year ended October 31, 2013 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact Gain (Loss)

Buy U.S. $/Sell Australian dollar	0.9294	$79,155.2	$(336.0)	$707.1
Buy U.S. $/Sell Canadian dollar	1.0359	8,678.7	124.4	(12.4)
Buy U.S. $/Sell Euro	1.3481	97,402.8	(1,089.0)	(1,315.8)
Buy U.S. $/Sell British pound	1.6001	3,969.8	–	(0.5)
Buy Euro/ Sell U.S. $	1.3585	6,256.9	–	(117.1)
Buy Mexican peso/ Sell U.S. $	14.4183	11,624.1	112.3	1,033.1
Buy Euro/Sell Romanian New Leu	4.4345	11,541.7	(217.6)	(326.1)
Buy Japanese Yen/ Sell U.S. $	98.0800	(17.3)	–	–

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Included in long-term debt is $223.5 million of fixed-rate debt that is not subject to variable interest rate fluctuations. As a result, we have no earnings or cash flow exposure due to market risks on our long-term debt obligations. As of October 31, 2013, the estimated fair value of long-term debt with fixed interest rates was $243.1 million compared to its carrying amount of $223.5 million. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $16.8 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.

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

Commodity Risk.   We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation." We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. In fiscal 2013, our manufacturing facilities enter into these fixed-price contracts for approximately 15 to 40 percent of their monthly-anticipated usage.

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

   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

   Management, with the participation of the company's Chairman of the Board, President, and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2013. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2013. Our internal control over financial reporting as of October 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Michael J. Hoffman Chairman of the Board, President, and Chief Executive Officer

/s/ Renee J. Peterson Vice President, Treasurer and Chief Financial Officer

Further discussion of the Company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this report.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2013 and 2012 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2013. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company's management is responsible for these consolidated financial statements and the identified financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2013 and 2012 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. In our opinion, the identified financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota December 20, 2013

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2013	2012	2011

Net sales	$2,041,431	$1,958,690	$1,883,953
Cost of sales	1,316,634	1,285,596	1,247,306

Gross profit	724,797	673,094	636,647
Selling, general, and administrative expense	494,135	467,481	452,160

Operating earnings	230,662	205,613	184,487
Interest expense	(16,210)	(16,906)	(16,970)
Other income, net	12,261	7,555	7,309

Earnings before income taxes	226,713	196,262	174,826
Provision for income taxes	71,868	66,721	57,168

Net earnings	$154,845	$129,541	$117,658

Basic net earnings per share of common stock	$2.67	$2.18	$1.88

Diluted net earnings per share of common stock	$2.62	$2.14	$1.85

Weighted-average number of shares of common stock outstanding – Basic	57,922	59,446	62,534
Weighted-average number of shares of common stock outstanding – Diluted	59,105	60,618	63,594

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands) Fiscal years ended October 31	2013	2012	2011

Net earnings	$154,845	$129,541	$117,658

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $247, $0, and $0, respectively	(2,342)	(2,532)	104
Pension and retiree medical benefits, net of tax of $904, $279, and $(484), respectively	645	(528)	(539)
Derivative instruments, net of tax of $(261), $(239), and $1,566, respectively	(899)	(88)	2,671

Other comprehensive (loss) income, net	(2,596)	(3,148)	2,236

Comprehensive income	$152,249	$126,393	$119,894

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2013	2012

ASSETS
Cash and cash equivalents	$182,993	$125,856
Receivables, net:
Customers (net of $3,035 and $3,733, respectively, for allowance for doubtful accounts)	147,475	144,241
Other	9,696	3,169

Total receivables, net	157,171	147,410

Inventories	240,089	251,117
Prepaid expenses and other current assets	33,258	24,437
Deferred income taxes	39,756	63,314

Total current assets	653,267	612,134

Property, plant, and equipment, net	185,096	180,523
Other assets	44,163	18,477
Goodwill	91,914	92,000
Other intangible assets, net	28,308	32,065

Total assets	$1,002,748	$935,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$–	$1,858
Accounts payable	136,158	124,806
Accrued liabilities:
Warranty	72,177	69,848
Advertising and marketing programs	64,191	56,264
Compensation and benefit costs	53,500	51,591
Insurance	18,184	19,227
Income taxes	1,938	1,165
Other	42,697	53,363

Total current liabilities	388,845	378,122

Long-term debt, less current portion	223,544	223,482
Deferred revenue	10,899	11,143
Deferred income taxes	5,969	2,280
Other long-term liabilities	14,753	7,770
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	–	–
Common stock, par value $1.00, authorized 175,000,000 shares as of October 31, 2013 and 100,000,000 shares as of October 31, 2012; issued and outstanding 56,788,723 shares as of October 31, 2013 and 58,266,482 shares as of October 31, 2012	56,789	58,266
Retained earnings	314,519	264,110
Accumulated other comprehensive loss	(12,570)	(9,974)

Total stockholders' equity	358,738	312,402

Total liabilities and stockholders' equity	$1,002,748	$935,199

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$154,845	$129,541	$117,658
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation, amortization, and impairment losses	54,134	53,634	48,506
Noncash income from affiliates	(7,097)	(5,996)	(5,682)
Decrease (increase) in deferred income taxes	149	(206)	(2,006)
Stock-based compensation expense	10,237	9,503	8,533
Other	10	(132)	(118)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(11,912)	(495)	(2,908)
Inventories	9,373	(21,973)	(25,667)
Prepaid expenses and other assets	(6,825)	(6,741)	(7,144)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	18,962	28,663	(17,295)

Net cash provided by operating activities	221,876	185,798	113,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(49,427)	(43,242)	(57,447)
Proceeds from asset disposals	413	491	653
Distributions from finance affiliate, net	6,342	5,091	3,034
Other	–	–	(360)
Acquisitions, net of cash acquired	(2,101)	(9,663)	(15,155)

Net cash used in investing activities	(44,773)	(47,323)	(69,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt, net	(415)	(922)	(776)
Repayments of long-term debt	(1,739)	(1,858)	(1,857)
Excess tax benefits from stock-based awards	6,134	9,017	2,988
Proceeds from exercise of stock options	9,808	20,347	14,467
Purchases of Toro common stock	(99,587)	(93,395)	(129,955)
Dividends paid on Toro common stock	(32,499)	(26,230)	(24,970)

Net cash used in financing activities	(118,298)	(93,041)	(140,103)

Effect of exchange rates on cash	(1,668)	(464)	(979)

Net increase (decrease) in cash and cash equivalents	57,137	44,970	(96,480)
Cash and cash equivalents as of the beginning of the fiscal year	125,856	80,886	177,366

Cash and cash equivalents as of the end of the fiscal year	$182,993	$125,856	$80,886

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$17,054	$17,147	$17,120
Income taxes	76,186	58,709	60,296
Shares issued in connection with stock-based compensation plans	6,629	2,986	4,005
Payment obligations issued in connection with acquisitions	1,395	100	3,515

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance as of October 31, 2010	$62,790	$222,082	$(9,062)	$275,810

Cash dividends paid on common stock – $0.40 per share	–	(24,970)	–	(24,970)
Issuance of 1,009,520 shares under stock-based compensation plans	1,009	21,859	–	22,868
Contribution of stock to a deferred compensation trust	–	132	–	132
Purchase of 4,592,760 shares of common stock	(4,593)	(125,362)	–	(129,955)
Excess tax benefits from stock-based awards	–	2,988	–	2,988
Other comprehensive income	–	–	2,236	2,236
Net earnings	–	117,658	–	117,658

Balance as of October 31, 2011	$59,206	$214,387	$(6,826)	$266,767

Cash dividends paid on common stock – $0.44 per share	–	(26,230)	–	(26,230)
Issuance of 1,664,835 shares under stock-based compensation plans	1,665	27,930	–	29,595
Contribution of stock to a deferred compensation trust	–	255	–	255
Purchase of 2,604,525 shares of common stock	(2,605)	(90,790)	–	(93,395)
Excess tax benefits from stock-based awards	–	9,017	–	9,017
Other comprehensive loss	–	–	(3,148)	(3,148)
Net earnings	–	129,541	–	129,541

Balance as of October 31, 2012	$58,266	$264,110	$(9,974)	$312,402

Cash dividends paid on common stock – $0.56 per share	–	(32,499)	–	(32,499)
Issuance of 669,426 shares under stock-based compensation plans	670	17,904	–	18,574
Contribution of stock to a deferred compensation trust	–	1,466	–	1,466
Purchase of 2,147,185 shares of common stock	(2,147)	(97,441)	–	(99,588)
Excess tax benefits from stock-based awards	–	6,134	–	6,134
Other comprehensive loss	–	–	(2,596)	(2,596)
Net earnings	–	154,845	–	154,845

Balance as of October 31, 2013	$56,789	$314,519	$(12,570)	$358,738

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. The company uses the equity method to account for investments over which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company's share of the net earnings (losses) of these companies. The cost method is used to account for investments in companies that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at cost. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Accounting Estimates

In preparing the consolidated financial statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentive accruals, incentive compensation accruals, inventory valuation, warranty reserves, earnout liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, and useful lives of tangible and intangible assets. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Reclassifications

Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation. The reclassifications had no impact on results of operations as previously reported.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of October 31, 2013, cash and short-term investments held by the company's foreign subsidiaries that are not available to fund domestic operations unless repatriated were $24,837.

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

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for most inventories. The first-in, first-out ("FIFO") method is used for all other inventories, constituting 33 and 31 percent of total inventories as of October 31, 2013 and 2012, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production, as well as planned and historical sales of the inventory. During fiscal 2013, LIFO layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $122. During fiscal 2012 and 2011, no LIFO inventory layers were reduced.

   Inventories as of October 31 were as follows:

	2013	2012

Raw materials and work in progress	$87,668	$91,465
Finished goods and service parts	217,796	223,459

Total FIFO value	305,464	314,924
Less: adjustment to LIFO value	65,375	63,807

Total	$240,089	$251,117

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over two to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2013, 2012, and 2011, the company capitalized $722, $256, and $230 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2013	2012

Land and land improvements	$27,632	$27,325
Buildings and leasehold improvements	133,866	129,353
Machinery and equipment	284,492	268,571
Tooling	173,039	166,319
Computer hardware and software	73,302	65,861
Construction in process	29,173	25,678

Subtotal	721,504	683,107
Less: accumulated depreciation	536,408	502,584

Total property, plant, and equipment, net	$185,096	$180,523

   During fiscal years 2013, 2012, and 2011, the company recorded depreciation expense of $48,207, $46,840, and $43,539, respectively.

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

   The company reviewed the fair value of its reporting units that have goodwill on their respective balance sheets with their corresponding carrying amount (with goodwill) during the fourth quarter of fiscal 2013. The company determined that it has eight reporting units, which are the same as its eight operating segments. Six reporting units contain goodwill on their respective balance sheets. As of August 30, 2013, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on the company's analysis of qualitative factors, the company determined that it was not necessary to perform a two-step goodwill impairment test for any of its reporting units.

   As of August 30, 2013, the company also performed an analysis of qualitative factors to determine whether it is more likely than not that its indefinite-life intangible assets, which consist of certain trade names, are impaired. Based on this analysis, the company concluded its indefinite-life intangible assets were not impaired. In fiscal 2012, the company determined that is was necessary to perform a quantitative impairment analysis of its indefinite-life intangible assets. Based on the company's impairment analysis, the company wrote down $400 of an indefinite-life intangible asset during fiscal 2012.

Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and definite-life intangible assets, which are identifiable assets that arose from purchase acquisitions consisting primarily of patents, non-compete agreements, customer relationships, trade names, and developed technology, and are amortized on a straight-line basis over periods ranging from 1.5 to 13 years. The company reviews other long-lived assets, including property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. For long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised.

   Based on the company's impairment analysis, the company wrote down $824, $691, and $109 of other long-lived assets during fiscal 2013, 2012, and 2011, respectively.

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

   The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. However, the company's right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers. As of October 31, 2013 and 2012, $16,572 and $16,159, respectively, of the company's outstanding payment obligations had been placed on the accounts payable tracking system.

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

   The changes in accrued warranties were as follows:

Fiscal years ended October 31	2013	2012

Beginning balance	$69,848	$62,730
Warranty provisions	41,067	38,439
Warranty claims	(35,529)	(35,431)
Changes in estimates	(3,209)	3,910
Additions from acquisitions	–	200

Ending balance	$72,177	$69,848

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

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the consolidated statements of earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is provided when, in management's judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company has reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income.

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

   The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title to its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. From time to time, the company also stores inventory on a consignment basis at other customers' locations. The amount of consignment inventory as of October 31, 2013 and 2012 was $18,283 and $20,339, respectively.

   Revenue earned from service and maintenance contracts is recognized ratably over the contractual period. Revenue from extended warranty programs is deferred at the time the contract is sold and amortized into net sales using the straight-line method over the extended warranty period.

Sales Promotions and Incentives

At the time of sale, the company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include rebate programs on certain professional products sold to distributors, volume discounts, retail financing support, commissions, and other sales discounts and promotional programs. The estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is classified as a reduction from gross sales.

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

Cost of Financing Distributor / Dealer Inventory

The company enters into limited inventory repurchase agreements with a third party financing company and Red Iron. The company has repurchased immaterial amounts of inventory under these repurchase agreements over the last three fiscal years. However, an adverse change in retail sales could cause this situation to change, and thereby require the company to repurchase a portion of financed product. See Note 13 for additional information regarding the company's repurchase arrangements.

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $19,729, $19,492, and $16,394 for the fiscal years ended October 31, 2013, 2012, and 2011, respectively.

Advertising

General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general, and administrative expense. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $48,071, $46,947, and $49,362 for the fiscal years ended October 31, 2013, 2012, and 2011, respectively.

Stock-Based Compensation

The company's stock-based compensation awards are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors, and include performance share awards that are contingent on the achievement of performance goals of the company, non-qualified stock options, restricted stock units, and restricted stock awards. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is classified in selling, general and administrative expense. See Note 10 for additional information regarding stock-based compensation plans.

Net Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares. Diluted net earnings per share is similar to basic net earnings per share except that the weighted-average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, contingently issuable shares, and restricted common stock and units.

   Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2013	2012	2011

Weighted-average number of shares of common stock	57,898	59,440	62,530
Assumed issuance of contingent shares	24	6	4

Weighted-average number of shares of common stock and assumed issuance of contingent shares	57,922	59,446	62,534

DILUTED

(Shares in thousands) Fiscal years ended October 31	2013	2012	2011

Weighted-average number of shares of common stock and assumed issuance of contingent shares	57,922	59,446	62,534
Effect of dilutive securities	1,183	1,172	1,060

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	59,105	60,618	63,594

   Incremental shares from options and restricted stock are computed by the treasury stock method. Options and restricted stock of 182,868, 33,427, and 417,436 during fiscal 2013, 2012, and 2011, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

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

 New Accounting Pronouncement Adopted

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires entities to disclose, for items reclassified out of accumulated other comprehensive income (loss) and into net income in their entirety, the effect of the reclassification on each affected net income line item. ASU No. 2013-02 also requires a cross reference to other required U.S. GAAP disclosures for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net income. The effective date of ASU No. 2013-02 is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012, and early adoption is permitted. The company adopted this guidance in its fiscal 2013 fourth quarter. The adoption of this guidance did not have an impact on the company's consolidated financial statements.

2	ACQUISITIONS

On September 30, 2013, during the fourth quarter of fiscal 2013, the company completed the acquisition of certain assets and assumed certain liabilities for a company in China that manufactures water-efficient drip irrigation products, sprinklers, emitters, and filters for agriculture, landscaping, and green house production. The net purchase price of this acquisition was $3,496, of which $2,101 was paid in cash and the remaining balance of $1,395 will be paid in cash in fiscal 2014.

   On April 25, 2012, during the second quarter of fiscal 2012, the company completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and construction market. On February 10, 2012, also during the second quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the underground utilities market. On December 9, 2011, during the first quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. The aggregate purchase price of these acquisitions was $11,112, which included cash payments and issuance of long-term notes.

   On June 24, 2011, the company completed the acquisition of certain assets of, and assumed certain liabilities for an equipment line of turf renovation equipment, including aerators, seeders, and power rakes, for the landscape, rental, municipal, and golf markets. On January 17, 2011, the company completed the acquisition of certain assets of, and assumed certain liabilities for a line of professionally installed landscape lighting fixtures and transformers for residential and commercial use. The aggregate net purchase price of these acquisitions during fiscal 2011 was $24,150, which included cash payments, the issuance of long-term notes, and estimated contingent consideration. The contingent consideration is based on annual financial results over certain thresholds as defined in the acquisition agreements.

   The purchase price of these acquisitions was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price for acquisitions recorded as goodwill. Additional purchase accounting disclosures have been omitted given the immateriality of these acquisitions in relation to the company's consolidated financial condition and results of operations. See Note 5 for further details related to the acquired intangible assets.

3	INVESTMENT IN JOINT VENTURE

In fiscal 2009, the company and TCFIF, a subsidiary of TCF National Bank, established Red Iron, a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company's products in the U.S. and select distributors of the company's products in Canada. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company's products in Canada. In fiscal 2012, the company and TCFIF entered into amendments to certain of the agreements pertaining to Red Iron, among other things, to extend the initial term of Red Iron until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party of its intention not to extend the term.

   The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2013 and 2012 was $13,300 and $12,545, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7,500 in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $465 and $211 as of October 31, 2013 and 2012, respectively.

   Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement during fiscal 2013, 2012, and 2011 was $1,211,470, $1,191,343, and $1,111,778, respectively.

   Summarized financial information for Red Iron is presented as follows:

For the twelve months ended October 31	2013	2012	2011

Revenue	$22,418	$19,765	$17,116
Net income	15,776	13,326	11,070

As of October 31	2013	2012

Finance receivables, net	$260,319	$239,008
Other assets	4,040	1,274
Total liabilities	234,804	212,408

4	OTHER INCOME, NET

Other income (expense) is as follows:

Fiscal years ended October 31	2013	2012	2011

Interest income	$447	$786	$1,072
Retail financing revenue	1,093	1,106	966
Foreign currency exchange rate loss	(702)	(1,786)	(1,751)
Income from affiliates	7,097	5,996	5,682
Litigation recovery (settlements), net	3,071	(36)	543
Miscellaneous	1,255	1,489	797

Total other income, net	$12,261	$7,555	$7,309

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill –  The changes in the net carrying amount of goodwill for fiscal 2013 and 2012 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2011	$80,990	$11,030	$92,020
Translation adjustments	(6)	(14)	(20)

Balance as of October 31, 2012	$80,984	$11,016	$92,000
Translation adjustments	(22)	(64)	(86)

Balance as of October 31, 2013	$80,962	$10,952	$91,914

Other Intangible Assets –  The components of other intangible assets were as follows:

October 31, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	1.5-13	$10,213	$(8,537)	$1,676
Non-compete agreements	1.5-10	6,849	(4,488)	2,361
Customer-related	1.5-13	8,654	(4,660)	3,994
Developed technology	1.5-10	28,224	(13,478)	14,746
Trade names	1.5-5	1,515	(865)	650
Other		800	(800)	–

Total amortizable		56,255	(32,828)	23,427

Non-amortizable – trade names		4,881	–	4,881

Total other intangible assets, net		$61,136	$(32,828)	$28,308

October 31, 2012	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	1.5-13	$9,593	$(8,031)	$1,562
Non-compete agreements	1.5-10	6,303	(3,656)	2,647
Customer-related	1.5-13	8,312	(3,826)	4,486
Developed technology	1.5-10	27,727	(10,196)	17,531
Trade names	1.5-5	1,515	(557)	958
Other		800	(800)	–

Total amortizable		54,250	(27,066)	27,184

Non-amortizable – trade names		4,881	–	4,881

Total other intangible assets, net		$59,131	$(27,066)	$32,065

   The change in gross carrying amount of other intangible assets of $2,005 from October 31, 2013 compared to October 31, 2012 was the result of intangible assets acquired from a company located in China and changes in foreign currency exchange rates.

   Amortization expense for intangible assets for the fiscal years ended October 31, 2013, 2012, and 2011 was $5,769, $6,008, and

$4,967, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2014, $5,623; 2015, $5,431; 2016, $4,912; 2017, $4,017; 2018, $1,989; and after 2018, $1,455.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2013, the company had a $150,000 unsecured senior four-year revolving credit facility that expires in July 2015. Included in this $150,000 revolving credit facility is a sublimit of $20,000 for standby letters of credit and a sublimit for swingline loans of $20,000. At the election of the company, and the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100,000 in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The company had no outstanding short-term debt as of October 31, 2013 and 2012 under the revolving credit facility. The company's non-U.S. operations also maintain unsecured short-term lines of credit in the aggregate amount of $12,502. These facilities bear interest at various rates depending on the rates in their respective countries of operation. The company had no outstanding short-term debt as of October 31, 2013 and 2012 under these lines of credit.

   The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, the company is not limited in the amounts for payments of cash dividends and stock repurchases as long as the debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, the company is limited to $50,000 per fiscal year if the debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. In fiscal 2013, 2012 and 2011, the company was not limited in the amount for payments of cash dividends and stock repurchases as its debt to EBITDA ratio was below 2.75. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2013 and 2012.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2013	2012

7.800% Debentures, due June 15, 2027	$100,000	$100,000
6.625% Senior Notes, due May 1, 2037	123,544	123,482
Other	–	1,858

Total long-term debt	223,544	225,340
Less current portion	–	1,858

Long-term debt, less current portion	$223,544	$223,482

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

   In connection with the issuance in June 1997 of $175,000 in long-term debt securities, the company paid $23,688 to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125,000. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18,710. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. As of October 31, 2013, the company had $2,153 remaining in other assets for the excess termination fees over deferred income.

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2014, $0; 2015, $0; 2016, $0; 2017, $0; 2018, $0; and after 2018, $225,000.

8	STOCKHOLDERS' EQUITY

Stock Split.   On May 24, 2012, the company announced that its Board of Directors declared a two-for-one stock split of the company's common stock, effected in the form of a 100 percent stock dividend. The stock split was distributed or paid on June 29, 2012, to shareholders of record as of June 15, 2012. As a result of this action, approximately 29.4 million shares were issued to shareholders of record as of June 15, 2012. The par value of the common stock remains at $1.00 per share and; accordingly, approximately $29,390 was transferred from retained earnings to common stock. All share and per share amounts have been retroactively updated to reflect this stock split.

Common Shares Authorized.   On March 12, 2013, following the approval by the company's shareholders at its 2013 annual meeting of shareholders, the company amended its Restated Certificate of Incorporation by filing a Certificate of Amendment to Restated Certificate of Incorporation to increase the number of authorized shares from 100 million to 175 million.

Stock Repurchase Program.   On December 11, 2012, the company's Board of Directors authorized the repurchase of 5 million shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time. During fiscal 2013, 2012, and 2011, the company paid $98,842, $92,719, and $129,955 to repurchase an aggregate of 2,131,615 shares, 2,591,039 shares, and 4,592,760 shares, respectively. As of October 31, 2013, 4,343,062 shares remained authorized for repurchase.

Treasury Shares.   As of October 31, 2013, the company had 21,275,717 treasury shares at a cost of $1,081,086. As of October 31, 2012, the company had 19,797,958 treasury shares at a cost of $1,012,536. On November 30, 2011, the company's Board of Directors authorized the retirement of 30 million treasury shares, as adjusted for the company's two-for-one stock split, previously discussed.

Accumulated Other Comprehensive Loss.

Components of accumulated other comprehensive loss ("AOCL"), net of tax, within the consolidated statements of stockholders' equity are as follows:

As of October 31	2013	2012	2011

Foreign currency translation adjustments	$7,778	$5,436	$2,904
Pension and retiree medical benefits	3,683	4,328	3,800
Derivative instruments	1,109	210	122

Total accumulated other comprehensive loss	$12,570	$9,974	$6,826

   The components and activity of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Pension and Post- retirement Benefits	Cash Flow Derivative Instruments	Total

October 31, 2012	$5,436	$4,328	$210	$9,974
Other comprehensive loss before reclassifications	2,342	–	1,870	4,212
Amounts reclassified from AOCL	–	(645)	(971)	(1,616)

Net current period other comprehensive loss (income)	$2,342	$(645)	$899	$2,596

October 31, 2013	$7,778	$3,683	$1,109	$12,570

   Accumulated other comprehensive loss associated with pension and postretirement benefits are included in Note 11. Details of amounts reclassified from accumulated other comprehensive loss to the respective line items in net earnings for cash flow derivative instruments are included in Note 14.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2013	2012	2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Domestic manufacturer's deduction	(2.0)	(2.0)	(1.8)
State and local income taxes, net of federal income tax benefit	1.5	1.5	1.4
Effect of foreign source income	(0.3)	0.2	0.2
Domestic research tax credit	(2.4)	(0.2)	(2.4)
Other, net	(0.1)	(0.5)	0.3

Consolidated effective tax rate	31.7%	34.0%	32.7%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2013	2012	2011

Provision for income taxes:
Current –
Federal	$61,388	$59,405	$47,922
State	5,108	4,609	3,963
Non-U.S.	5,734	3,854	7,103

Current provision	$72,230	$67,868	$58,988

Deferred –
Federal	$824	$(685)	$(31)
State	91	(132)	(211)
Non-U.S.	(1,277)	(330)	(1,578)

Deferred benefit	(362)	(1,147)	(1,820)

Total provision for income taxes	$71,868	$66,721	$57,168

   Earnings before income taxes were as follows:

Fiscal years ended October 31	2013	2012	2011

Earnings before income taxes:
U.S.	$213,509	$189,206	$160,444
Non-U.S.	13,204	7,056	14,382

Total	$226,713	$196,262	$174,826

   During the fiscal years ended October 31, 2013, 2012, and 2011, respectively, $6,134, $9,017, and $2,988 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2013	2012

Deferred tax assets (liabilities):
Allowance for doubtful accounts	$1,635	$1,959
Inventory items	3,969	4,595
Warranty reserves and other accruals	38,168	39,559
Employee benefits	18,315	16,466
Depreciation	(2,467)	(4,389)
Other	5,550	9,625

Deferred tax assets	$65,170	$67,815
Valuation allowance	(5,572)	(6,781)

Net deferred tax assets	$59,598	$61,034

   The valuation allowance as of October 31, 2013 and 2012 principally applies to capital loss carryforwards and foreign net operating loss carryforwards that are expected to expire prior to utilization.

   As of October 31, 2013, the company had net operating loss carryforwards of approximately $16,679 in foreign jurisdictions. The carryforward periods on the company's foreign loss carryforwards are as follows: $10,477 that do not expire; none that expire in fiscal years 2014 thru 2017; and $6,202 that expire between fiscal years 2018 and 2021.

   As of October 31, 2013, the company had approximately $52,587 of accumulated undistributed earnings from subsidiaries outside the U.S. that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of October 31, 2012	$4,421
Decrease as a result of tax positions taken during a prior period	(626)
Increase as a result of tax positions taken during the current period	940
Decrease relating to settlements with taxing authorities	(214)
Reduction as a result of a lapse of the applicable statute of limitations	(15)

Balance as of October 31, 2013	$4,506

   Included in the balance of unrecognized tax benefits as of October 31, 2013 are potential benefits of $3,276 that, if recognized, would affect the effective tax rate from continuing operations.

   The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $4,506 for unrecognized tax benefits as of October 31, 2013 was an amount of approximately $66 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes.

   The company anticipates that total unrecognized tax benefits will not change significantly within the next 12 months.

   The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2010 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2008.

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

   The compensation costs related to stock-based awards were as follows:

Fiscal years ended October 31	2013	2012	2011

Stock option awards	$4,710	$4,200	$4,654
Restricted stock and restricted stock unit awards	1,694	1,721	699
Performance share awards	3,833	3,582	3,180

Total compensation cost for stock-based awards	$10,237	$9,503	$8,533

Tax benefit realized for tax deductions from stock-based awards	$10,614	$13,266	$4,469

   The number of unissued shares of common stock available for future equity-based grants under the company's equity-based compensation plan was 3,873,904 as of October 31, 2013. Stock options, restricted stock and restricted stock units, and performance shares are issued from treasury shares.

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

   The table below presents stock option activity for fiscal 2013:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Life(years)	Intrinsic Value

Outstanding as of October 31, 2012	3,199,816	$22.54	6.0	$62,982
Granted	381,639	42.14
Exercised	(498,513)	18.63
Cancelled	(13,164)	35.91

Outstanding as of October 31, 2013	3,069,778	$25.55	5.9	$102,493

Exercisable as of October 31, 2013	2,220,781	$21.97	4.9	$82,099

   As of October 31, 2013, there was $1,712 of total unrecognized compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

   The following table presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years:

Fiscal years ended October 31	2013	2012	2011

Market value of stock options exercised	$23,160	$35,901	$25,592
Intrinsic value of options exercised	13,875	16,061	11,434

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time in which officers, other employees, and non-employee directors are expected to exercise their stock options, which is primarily based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company's stock price.

   The following table illustrates the valuation assumptions of stock-based compensation for the following fiscal years:

Fiscal years ended October 31	2013	2012	2011

Expected life of option in years	6	6	6
Expected volatility	35.18% – 35.19%	34.87% – 35.02%	33.34% – 33.43%
Weighted-average volatility	35.19%	35.01%	33.42%
Risk-free interest rate	0.88%	1.20%	1.72% – 2.36%
Expected dividend yield	1.04% – 1.07%	1.31% – 1.40%	1.04% – 1.16%
Weighted-average dividend yield	1.07%	1.32%	1.05%

Weighted-average fair value at date of grant	$13.03	$8.56	$10.15

Restricted Stock and Restricted Stock Unit Awards.   Under the company's incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted in connection with hiring, mid-year promotions, leadership transition, or retention. In fiscal 2013, the company began granting restricted stock unit awards. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period.

   The company granted restricted stock and restricted stock unit awards during the following fiscal years as follows:

Fiscal years ended October 31	2013	2012	2011

Weighted-average fair value at date of grant	$46.10	$33.61	$27.17
Fair value of restricted stock and restricted stock unit awards vested	1,207	967	37

   The table below summarizes the activity during fiscal 2013 for unvested restricted stock and restricted stock unit awards:

	Restricted Stock and Units	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2012	114,914	$30.02
Granted	41,270	46.10
Vested	(42,214)	28.59
Forfeited	(4,682)	37.45

Unvested as of October 31, 2013	109,288	$36.32

   As of October 31, 2013, there was $1,894 of total unrecognized compensation expense related to unvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance Share Awards.   The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company's common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company's fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal.

   The company granted performance share awards as follows:

Fiscal years ended October 31	2013	2012	2011

Weighted-average fair value at date of grant	$42.06	$28.24	$31.76
Fair value of performance share awards vested	9,057	1,828	1,429

   The table below summarizes the activity during fiscal 2013 for unvested performance share awards:

	Performance Shares	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2012	583,332	$26.33
Granted	152,800	42.06
Vested	(215,332)	20.37
Forfeited	–	–

Unvested as of October 31, 2013	520,800	$33.41

   As of October 31, 2013, there was $3,497 of total unrecognized compensation expense related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $14,931, $14,304, and $12,686 for the fiscal years ended October 31, 2013, 2012, and 2011, respectively.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2013 and 2012 was $42,034 and $41,701, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2013 and 2012 was $3,982 and $3,881, respectively. The accumulated benefit obligation of these plans as of October 31, 2013 and 2012 was $39,967 and $39,612, respectively. The funded status of these plans as of October 31, 2013 and 2012 was $9,063 and $10,510, respectively. The fair value of the plan assets as of October 31, 2013 and 2012 was $32,971 and $31,191, respectively. The net expense recognized in the consolidated financial statements for these plans was $1,149, $703, and $1,520 for the fiscal years ended October 31, 2013, 2012, and 2011, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2013
Net actuarial loss	$2,915	$611	$3,526
Net prior service cost (credit)	289	(132)	157

Accumulated other comprehensive loss	$3,204	$479	$3,683

2012
Net actuarial loss	$3,316	$926	$4,242
Net prior service cost (credit)	324	(238)	86

Accumulated other comprehensive loss	$3,640	$688	$4,328

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2013 and are expected to be recognized as components of net periodic benefit cost during fiscal 2014.

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

Net actuarial loss	$424	$14	$438
Net prior service cost (credit)	51	(168)	(117)

Total	$475	$(154)	$321

   Amounts recognized in net periodic benefit cost and other comprehensive income consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Other Postretirement Benefit Plans	Total

2013
Net actuarial gain	$(1,170)	$(283)	$(1,453)
Amortization of unrecognized prior service (credit) cost	(34)	106	72
Amortization of unrecognized actuarial loss (gain)	768	(32)	736

Total recognized in other comprehensive loss (income)	$(436)	$(209)	$(645)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$117	$387	$504

2012
Net actuarial loss (gain)	$298	$(1,130)	$(832)
Curtailment loss	311	–	311
Prior service cost	186	–	186
Amortization of unrecognized prior service (credit) cost	(55)	106	51
Amortization of unrecognized actuarial loss (gain)	919	(107)	812

Total recognized in other comprehensive loss (income)	$1,659	$(1,131)	$528

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1,522	$(291)	$1,231

   The company has omitted the remaining disclosures for its defined benefit plans and postretirement healthcare plan as the company deems these plans to be immaterial to its consolidated financial position and results of operations.

12	SEGMENT DATA

The company's businesses are organized, managed, and internally grouped into segments based on differences in products and services. Segment selection was based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified eight operating segments and has aggregated those segments into three reportable segments: Professional, Residential, and Distribution. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's Distribution segment, which consists of company-owned domestic distributorships, has been combined with the company's corporate activities and elimination of intersegment revenues and expenses and is shown as "Other" due to the insignificance of the segment.

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

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2013
Net sales	$1,425,259	$594,411	$21,761	$2,041,431
Intersegment gross sales	40,416	402	(40,818)	–
Earnings (loss) before income taxes	254,424	62,033	(89,744)	226,713
Total assets	528,926	167,918	305,904	1,002,748
Capital expenditures	32,362	7,838	9,227	49,427
Depreciation and amortization	34,706	10,321	9,107	54,134

2012
Net sales	$1,329,504	$607,435	$21,751	$1,958,690
Intersegment gross sales	37,324	26	(37,350)	–
Earnings (loss) before income taxes	232,104	57,889	(93,731)	196,262
Total assets	527,159	169,899	238,141	935,199
Capital expenditures	29,313	4,164	9,765	43,242
Depreciation and amortization	34,876	10,919	7,839	53,634

2011
Net sales	$1,239,068	$623,889	$20,996	$1,883,953
Intersegment gross sales	35,539	3,560	(39,099)	–
Earnings (loss) before income taxes	205,009	54,410	(84,593)	174,826
Total assets	497,388	202,222	171,053	870,663
Capital expenditures	43,933	5,615	7,899	57,447
Depreciation and amortization	31,380	9,846	7,280	48,506

   The following table presents the details of the other segment operating loss before income taxes:

Fiscal years ended October 31	2013	2012	2011

Corporate expenses	$(85,359)	$(81,376)	$(72,726)
Interest expense	(16,210)	(16,906)	(16,970)
Other income	11,825	4,551	5,103

Total	$(89,744)	$(93,731)	$(84,593)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2013	2012	2011

Equipment	$1,649,489	$1,586,864	$1,529,470
Irrigation and lighting	391,942	371,826	354,483

Total	$2,041,431	$1,958,690	$1,883,953

   Sales to one customer in the residential segment accounted for 10 percent of total consolidated gross sales in fiscal 2013 and 11 percent of consolidated gross sales in both fiscal 2012 and 2011.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2013
Net sales	$1,426,060	$615,371	$2,041,431
Long-lived assets	143,547	41,549	185,096

2012
Net sales	$1,364,377	$594,313	$1,958,690
Long-lived assets	137,708	42,815	180,523

2011
Net sales	$1,276,038	$607,915	$1,883,953
Long-lived assets	145,169	45,971	191,140

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $24,399, $22,166, and $21,840 for the fiscal years ended October 31, 2013, 2012, and 2011, respectively. As of October 31, 2013, future minimum lease payments under noncancelable operating leases amounted to $73,165 as follows: 2014, $14,632; 2015, $12,544; 2016, $9,307; 2017, $5,283; 2018, $4,212 and after 2018, $27,187.

Customer Financing

Wholesale Financing.   In fiscal 2009, Toro Credit Company sold its receivable portfolio to Red Iron, the company's joint venture with TCFIF. See Note 3 for additional information related to Red Iron. Some products sold to independent dealers in Australia finance their products with a third party finance company. This third party financing company purchased $26,526 of receivables from the company during fiscal 2013. As of October 31, 2013, $13,273 of receivables financed by the third party financing company, excluding Red Iron, was outstanding.

   The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2013, the company was contingently liable to repurchase up to a maximum amount of $10,153 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements since inception.

End-User Financing.   The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and select countries in Europe. The company has no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.

   From time to time, the company enters into agreements where it provides recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. The company's maximum exposure for credit collection as of October 31, 2013 was $1,744.

Purchase Commitments

As of October 31, 2013, the company had $8,400 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business. The company also entered into an agreement for the construction of a new corporate facility at its Bloomington, Minnesota location for a maximum obligation, subject to certain exceptions, of $19,876.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2013 and 2012, the company had $12,681 and $12,963, respectively, in outstanding letters of credit.

Litigation

General.   The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company's products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company's patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company regularly reviews certain patents issued by the United States Patent and Trademark

Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect its consolidated results of operations, financial position, or cash flows.

Canadian Lawnmower Engine Horsepower Marketing and Sales Practices Litigation.   In March 2010, individuals who claimed to have purchased lawnmowers in Canada filed class action litigation against the company and other defendants that, similar to the class action litigation previously filed by plaintiffs in the United States and settled by the company pursuant to a settlement agreement that became final in February 2011, (i) contained allegations under applicable Canadian law that the horsepower labels on the products the plaintiffs purchased were inaccurate, (ii) sought certification of a class of all persons in Canada who, beginning January 1, 1994 purchased a lawnmower containing a gas combustible engine up to 30 horsepower that was manufactured or sold by the company and other defendants, and (iii) sought under applicable Canadian law unspecified compensatory and punitive damages, attorneys' costs and fees, and equitable relief. In June 2013, the company and certain other defendants, in order to avoid further protracted and expensive litigation, entered into a settlement agreement to resolve all claims against them in the Canadian litigation. As a group, such settling defendants agreed to pay an aggregate amount of CAD $4,200. In September 2013, courts in Ontario and Quebec held hearings to consider the settlement, which was subsequently approved and became final in October 2013.

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

   The company entered into an International Swap Dealers Association Master Agreement ("ISDA") with each counterparty that permits the net settlement of amounts owed under their respective contracts. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative contracts at the net amount in its consolidated balance sheets.

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

   The company formally assesses, at a hedge's inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the fiscal years ended October 31, 2013 and 2012, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of October 31, 2013, the notional amount of outstanding forward contracts designated as cash flow hedges was $134,186. Additionally, the company has one cross currency interest rate swap instrument outstanding as of October 31, 2013 for a fixed pay notional of 36,593 Romanian New Leu and receive floating notional of 8,500 Euro.

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

   The following table presents the fair value of the company's derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	October 31, 2013		October 31, 2012		October 31, 2013		October 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$558	Prepaid expenses	$635	Accrued liabilities	$1,381	Accrued liabilities	$1,359
Cross currency contract	Prepaid expenses	–	Prepaid expenses	661	Accrued liabilities	326	Accrued liabilities	–
Derivatives Not Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$708	Prepaid expenses	$360	Accrued liabilities	$550	Accrued liabilities	$755
Cross currency contract	Prepaid expenses	–	Prepaid expenses	385	Accrued liabilities	117	Accrued liabilities	–

Total Derivatives		$1,266		$2,041		$2,374		$2,114

   The following table presents the impact of derivative instruments on the consolidated statements of earnings and the consolidated statements of comprehensive income for the company's derivatives designated as cash flow hedging instruments for the fiscal years ended October 31, 2013 and 2012, respectively.

	Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)

Fiscal years ended	October 31, 2013	October 31, 2012		October 31, 2013	October 31, 2012		October 31, 2013	October 31, 2012

Forward currency contracts	$7	$(1,751)	Net sales	$(805)	$(3,561)	Other income, net	$648	$930

Forward currency contracts	(231)	1,194	Cost of sales	473	1,500
Cross currency contracts	(680)	463	Other income, net	(639)	133

Total	$(904)	$(94)	Total	$(971)	$(1,928)

   As of October 31, 2013, the company anticipates to reclassify approximately $1,338 of losses from AOCL to earnings during the next twelve months.

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings Fiscal Year Ended

	Location of Gain (Loss) Recognized in Net Earnings	October 31, 2013	October 31, 2012

Forward currency contracts	Other income, net	$(1,402)	$4,165
Cross currency contracts	Other income, net	(483)	379

Total		$(1,885)	$4,544

   During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30,000 each for two of the agreements and $40,000 for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in AOCL, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in AOCL as of October 31, 2013 and 2012 was $143 and $149, respectively.

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

   Cash balances are valued at their carrying amounts in the consolidated balance sheets, which are reasonable estimates of their fair value due to their short-term nature. Forward currency contracts are valued based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. The fair value of cross currency contracts is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs such as interest rates and foreign currency exchange rates. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, such as collateral postings, thresholds, mutual puts, and guarantees, are incorporated in the fair values to account for potential nonperformance risk. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields. For accounts receivable and accounts payable, carrying amounts are a reasonable estimate of fair value given their short-term nature.

   Assets and liabilities measured at fair value on a recurring basis, as of October 31, 2013 and 2012, respectively, are summarized below:

October 31, 2013	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$182,993	$182,993	$–	–
Forward currency contracts	1,266	–	1,266	–

Total assets	$184,259	$182,993	$1,266	–

Liabilities:
Forward currency contracts	$1,931	–	$1,931	–
Cross currency contracts	443	–	443	–
Deferred compensation liabilities	2,777	–	2,777	–

Total liabilities	$5,151	–	$5,151	–

October 31, 2012	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$125,856	$125,856	$–	–
Forward currency contracts	995	–	995	–
Cross currency contracts	1,046	–	1,046	–

Total assets	$127,897	$125,856	$2,041	–

Liabilities:
Forward currency contracts	$2,114	–	$2,114	–
Deferred compensation liabilities	3,547	–	3,547	–

Total liabilities	$5,661	–	$5,661	–

   There were no transfers between Level 1 and Level 2 during the fiscal years ended October 31, 2013 and 2012.

   As of October 31, 2013, the estimated fair value of long-term debt with fixed interest rates was $243,074 compared to its carrying amount of $223,544. As of October 31, 2012, the estimated fair value of long-term debt with fixed interest rates was $262,458 compared to its carrying amount of $226,858. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is a Level 2 liability in the fair value hierarchy.

15	SUBSEQUENT EVENTS

The company evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

16	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2013 and 2012 are as follows:

Fiscal year ended October 31, 2013 Quarter	First	Second	Third	Fourth

Net sales	$444,661	$704,486	$509,918	$382,366
Gross profit	165,817	252,301	178,031	128,648
Net earnings	31,396	78,402	40,097	4,950
Basic net earnings per share[1]	0.54	1.35	0.70	0.09
Diluted net earnings per share[1]	0.53	1.32	0.68	0.08

Fiscal year ended October 31, 2012 Quarter	First	Second	Third	Fourth

Net sales	$423,835	$691,485	$504,076	$339,294
Gross profit	146,651	235,422	178,122	112,899
Net earnings	19,923	68,818	40,549	251
Basic net earnings per share[1]	0.33	1.15	0.69	0.00
Diluted net earnings per share[1]	0.33	1.13	0.67	0.00

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees – Audit Committee," in the company's proxy statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC.

During the fourth quarter of fiscal 2013, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's proxy statement for its 2013 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's proxy statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC.

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

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2013, 2012, and 2011.
•
Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2013, 2012, and 2011.
•
Consolidated Balance Sheets as of October 31, 2013 and 2012.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2013, 2012, and 2011.
•
Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2013, 2012, and 2011.
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

2.3 (1) Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.4 Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year end October 31, 2012, Commission File No. 1-8649).**

2.5 (2) Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC, dated June 6, 2012, by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.6 Receivable Purchase Agreement by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.7 Second Amended and Restated Repurchase Agreement (Two Step), dated as of October 29, 2010, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 29, 2010, Commission File No. 1-8649).**

2.8 First Amendment to Second Amended and Restated Repurchase Agreement (Two Step), by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, Commission File No. 1-8649).

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

3.2 and 4.2 Certificate of Amendment to Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated March 13, 2013, Commission File No. 1-8649).
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
10.1 The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 16, 2010, Commission File No. 1-8649).*

10.2 Amendment No. 1 to The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year end October 31, 2011, Commission File No. 1-8649).*
10.3 Amendment No. 2 to The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.4   The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999, Commission File No. 1-8649).*

10.5 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.6 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.7 The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.8 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.9 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.10 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.11 The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2009, Commission File No. 1-8649).*

10.12 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.13 Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.14 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.15 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.16 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*

10.17 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2010, Commission File No. 1-8649).*

10.18 Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, Commission File No. 1-8649).*

10.19 Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2010, Commission File No. 1-8649).*

10.20 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, Commission File No. 1-8649).*

10.21   Form of Nonqualified Stock Option Agreement for Grants Outside the United States of America between The Toro Company and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.22 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.23 The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*

10.24 Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.25 Credit Agreement dated as of July 28, 2011, among The Toro Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 28, 2011, Commission File No. 1-8649).

10.26 (1) Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.27 (1) First Amendment to Credit and Security Agreement, dated June 6, 2012, by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated May 4, 2012, Commission File No. 1-8649).
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

101   The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the SEC on December 20, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2013, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2013, (iii) Consolidated Balance Sheets as of October 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2013, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2013, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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

(b)  Exhibits

See Item 15(a)(3) above.

(c)  Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2013
Allowance for doubtful accounts and notes receivable reserves	$3,733	$123	$–	$431	$3,425

Fiscal year ended October 31, 2012
Allowance for doubtful accounts and notes receivable reserves	2,040	2,160	12	479	3,733

Fiscal year ended October 31, 2011
Allowance for doubtful accounts and notes receivable reserves	3,904	6	55	1,925	2,040

1
Provision/(recovery).
2
Addition due to acquisitions.
3
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2013
Accrued advertising and marketing programs	$56,264	$287,217	$279,290	$64,191

Fiscal year ended October 31, 2012
Accrued advertising and marketing programs	47,161	214,474	205,371	56,264

Fiscal year ended October 31, 2011
Accrued advertising and marketing programs	43,095	190,021	185,955	47,161

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

THE TORO COMPANY (Registrant)
By:	/s/ Renee J. Peterson Renee J. Peterson	Dated: December 20, 2013
Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 20, 2013
/s/ Renee J. Peterson Renee J. Peterson	Vice President, Treasurer and Chief Financial Officer (principal financial officer)	December 20, 2013
/s/ Thomas J. Larson Thomas J. Larson	Vice President, Corporate Controller (principal accounting officer)	December 20, 2013
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 20, 2013
/s/ Janet K. Cooper Janet K. Cooper	Director	December 20, 2013
/s/ Gary L. Ellis Gary L. Ellis	Director	December 20, 2013
/s/ Jeffrey M. Ettinger Jeffrey M. Ettinger	Director	December 20, 2013
/s/ Katherine J. Harless Katherine J. Harless	Director	December 20, 2013
/s/ James C. O'Rourke James C. O'Rourke	Director	December 20, 2013
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 20, 2013
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 20, 2013