Form 10-Q
period 2014-01-31
TORO CO
filed 2014-03-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2014

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

The number of shares of Common Stock outstanding as of February 25, 2014 was 56,401,556.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 31,	February 1,
	2014	2013
Net sales	$445,981	$444,661
Cost of sales	282,467	278,844
Gross profit	163,514	165,817
Selling, general, and administrative expense	122,916	119,613
Operating earnings	40,598	46,204
Interest expense	(3,753)	(4,249)
Other income, net	1,910	1,443
Earnings before income taxes	38,755	43,398
Provision for income taxes	12,886	12,002
Net earnings	$25,869	$31,396

Basic net earnings per share of common stock	$0.45	$0.54

Diluted net earnings per share of common stock	$0.44	$0.53

Weighted-average number of shares of common stock outstanding — Basic	57,020	58,480

Weighted-average number of shares of common stock outstanding — Diluted	58,306	59,628

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	January 31,	February 1,
	2014	2013
Net earnings	$25,869	$31,396
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,227)	1,714
Derivative instruments, net of tax of $842 and $(397), respectively	1,309	(808)
Other comprehensive income (loss)	(918)	906
Comprehensive income	$24,951	$32,302

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	January 31,	February 1,	October 31,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$104,025	$60,700	$182,993
Receivables, net	199,829	180,317	157,171
Inventories, net	304,921	335,700	240,089
Prepaid expenses and other current assets	35,507	25,291	33,258
Deferred income taxes	38,590	63,878	39,756
Total current assets	682,872	665,886	653,267

Property, plant, and equipment	736,450	688,649	721,504
Less accumulated depreciation	547,264	515,382	536,408
	189,186	173,267	185,096

Long-term deferred income taxes	25,776	—	—
Other assets	21,773	22,346	44,163
Goodwill	91,786	92,038	91,914
Other intangible assets, net	28,202	30,606	28,308
Total assets	$1,039,595	$984,143	$1,002,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$140	$250	$—
Accounts payable	192,727	168,334	136,158
Accrued liabilities	250,560	258,909	252,687
Total current liabilities	443,427	427,493	388,845

Long-term debt, less current portion	223,839	223,498	223,544
Deferred revenue	10,513	10,974	10,899
Deferred income taxes	5,969	2,804	5,969
Other long-term liabilities	14,407	6,531	14,753

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares as of January 31, 2014 and October 31, 2013, and 100,000,000 shares as of February 1, 2013; issued and outstanding 56,436,102 shares as of January 31, 2014, 57,854,539 shares as of February 1, 2013, and 56,788,723 shares as of October 31, 2013	56,436	57,855	56,789
Retained earnings	298,492	264,056	314,519
Accumulated other comprehensive loss	(13,488)	(9,068)	(12,570)
Total stockholders’ equity	341,440	312,843	358,738
Total liabilities and stockholders’ equity	$1,039,595	$984,143	$1,002,748

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	January 31,	February 1,
	2014	2013
Cash flows from operating activities:
Net earnings	$25,869	$31,396
Adjustments to reconcile net earnings to net cash used in operating activities:
Noncash income from finance affiliate	(1,266)	(1,353)
Provision for depreciation and amortization	13,285	13,517
Stock-based compensation expense	2,541	2,479
Decrease in deferred income taxes	3,231	335
Other	5	(11)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(44,118)	(32,217)
Inventories, net	(66,825)	(83,794)
Prepaid expenses and other assets	(4,705)	(243)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	59,389	46,429
Net cash used in operating activities	(12,594)	(23,462)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(18,085)	(3,233)
Proceeds from asset disposals	28	13
Contributions to finance affiliate, net	(1,404)	(2,484)
Acquisition, net of cash acquired	(715)	—
Net cash used in investing activities	(20,176)	(5,704)

Cash flows from financing activities:
Repayments of short-term debt	(849)	(415)
Increase in (repayments of) long-term debt	30	(1,578)
Excess tax benefits from stock-based awards	5,527	3,442
Proceeds from exercise of stock options	3,076	3,602
Purchases of Toro common stock	(42,013)	(33,185)
Dividends paid on Toro common stock	(11,381)	(8,198)
Net cash used in financing activities	(45,610)	(36,332)

Effect of exchange rates on cash	(588)	342

Net decrease in cash and cash equivalents	(78,968)	(65,156)
Cash and cash equivalents as of the beginning of the fiscal period	182,993	125,856
Cash and cash equivalents as of the end of the fiscal period	$104,025	$60,700

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

January 31, 2014

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the three months ended January 31, 2014 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2014.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013. The policies described in that report are used for preparing quarterly reports.

New Accounting Pronouncement Adopted

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement, including derivatives and other financial securities arrangements. The company adopted this guidance in the first quarter of fiscal 2014, as required. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.

Acquisition

During the first quarter of fiscal 2014, the company completed the acquisition of certain assets for a quality value-priced line of outdoor lighting fixtures and accessories for the landscape lighting market. The acquisition was accounted for as a business combination and was immaterial based on the company’s consolidated financial condition and results of operations.

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

Stock-Based Compensation

Stock Option Awards

Under the company’s incentive plan, stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain non-officer employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

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

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2014	Fiscal 2013
Expected life of option in years	6	6
Expected volatility	34.28% - 34.42%	35.18% - 35.19%
Weighted-average volatility	34.29%	35.19%
Risk-free interest rate	1.92%	0.88%
Expected dividend yield	1.25% - 1.27%	1.04% - 1.07%
Weighted-average dividend yield	1.25%	1.07%
Grant date weighted-average fair value	$18.68	$13.03

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2014 and 2013 was $59.31 and $42.06, respectively.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted, including to officers, in connection with hiring, mid-year promotions, leadership transition, or retention. In fiscal 2013, the company began granting restricted stock unit awards. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first quarter of fiscal 2014 and 2013 was $59.50 and $42.06, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
	January 31,	February 1,
(Shares in thousands)	2014	2013
Basic
Weighted-average number of shares of common stock	56,969	58,385
Assumed issuance of contingent shares	51	95
Weighted-average number of shares of common stock and assumed issuance of contingent shares	57,020	58,480
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	57,020	58,480
Effect of dilutive securities	1,286	1,148
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	58,306	59,628

Incremental shares from options and restricted stock are computed by the treasury stock method. Options and restricted stock of 185,305 and 232,231 shares during the first quarter of fiscal 2014 and 2013, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.

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

Inventories were as follows:

	January 31,	February 1,	October 31,
(Dollars in thousands)	2014	2013	2013
Raw materials and work in process	$97,658	$98,379	$87,668
Finished goods and service parts	272,638	301,128	217,796
Total FIFO value	370,296	399,507	305,464
Less: adjustment to LIFO value	65,375	63,807	65,375
Total	$304,921	$335,700	$240,089

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2014 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2013	$80,962	$10,952	$91,914
Translation adjustments	(40)	(88)	(128)
Balance as of January 31, 2014	$80,922	$10,864	$91,786

Other Intangible Assets

The components of other amortizable intangible assets were as follows:

(Dollars in thousands) January 31, 2014	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$10,716	$(8,634)	$2,082
Non-compete agreements	1.5-10	7,053	(4,699)	2,354
Customer-related	1.5-13	8,693	(4,909)	3,784
Developed technology	1.5-10	28,868	(14,342)	14,526
Trade names	1.5-5	1,515	(940)	575
Other		800	(800)	—
Total amortizable		57,645	(34,324)	23,321
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$62,526	$(34,324)	$28,202

October 31, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$10,213	$(8,537)	$1,676
Non-compete agreements	1.5-10	6,849	(4,488)	2,361
Customer-related	1.5-13	8,654	(4,660)	3,994
Developed technology	1.5-10	28,224	(13,478)	14,746
Trade names	1.5-5	1,515	(865)	650
Other		800	(800)	—
Total amortizable		56,255	(32,828)	23,427
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$61,136	$(32,828)	$28,308

Amortization expense for intangible assets during the first quarter of fiscal 2014 was $1.5 million. Estimated amortization expense for the remainder of fiscal 2014 and succeeding fiscal years is as follows: fiscal 2014 (remainder), $4.4 million; fiscal 2015, $5.6 million; fiscal 2016, $5.1 million; fiscal 2017, $4.2 million; fiscal 2018, $2.2 million; fiscal 2019, $1.2 million; and after fiscal 2019, $0.6 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 31, 2014 was $16.0 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.4 million as of January 31, 2014.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the three months ended January 31, 2014 and February 1, 2013 was $247.1 million and $270.9 million, respectively.

As of January 31, 2014, Red Iron’s total assets were $315.3 million and total liabilities were $279.8 million.

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

Warranty provisions, claims, and changes in estimates for the first quarter of each of fiscal 2014 and 2013 were as follows:

	January 31,	February 1,
(Dollars in thousands)	2014	2013
Beginning balance	$72,177	$69,848
Warranty provisions	8,148	8,690
Warranty claims	(7,000)	(7,501)
Changes in estimates	2,298	302
Ending balance	$75,623	$71,339

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended January 31, 2014	Professional	Residential	Other	Total
Net sales	$295,468	$147,570	$2,943	$445,981
Intersegment gross sales	5,476	122	(5,598)	—
Earnings (loss) before income taxes	47,463	18,134	(26,842)	38,755
Total assets	604,180	201,580	233,835	1,039,595

Three months ended February 1, 2013	Professional	Residential	Other	Total
Net sales	$329,144	$120,947	$(5,430)	$444,661
Intersegment gross sales	15,455	84	(15,539)	—
Earnings (loss) before income taxes	60,738	12,154	(29,494)	43,398
Total assets	592,554	229,252	162,337	984,143

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended
	January 31,	February 1,
(Dollars in thousands)	2014	2013
Corporate expenses	$(22,571)	$(21,684)
Interest expense	(3,753)	(4,249)
Other	(518)	(3,561)
Total	$(26,842)	$(29,494)

Stockholders’ Equity

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

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	January 31,	February 1,	October 31,
(Dollars in thousands)	2014	2013	2013
Foreign currency translation adjustments	$9,962	$3,730	$7,778
Pension and retiree medical benefits	3,726	4,320	3,683
Derivative instruments	(200)	1,018	1,109
Total accumulated other comprehensive loss	$13,488	$9,068	$12,570

The components and activity of accumulated other comprehensive loss are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2013	$7,778	$3,683	$1,109	$12,570
Other comprehensive loss before reclassifications	2,184	43	(1,026)	1,201
Amounts reclassified from AOCL	—	—	(283)	(283)
Net current period other comprehensive loss (income)	$2,184	$43	$(1,309)	$918
Balance as of January 31, 2014	$9,962	$3,726	$(200)	$13,488

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive loss (“AOCL”) and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the first quarter of fiscal 2014, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of January 31, 2014, the notional amount outstanding of forward contracts designated as cash flow hedges was $99.9 million. Additionally, the company has one cross currency interest rate swap instrument outstanding as of January 31, 2014 for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euro.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	January 31, 2014		February 1, 2013		January 31, 2014		February 1, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$1,527	Prepaid expenses	$1,119	Accrued liabilities	$147	Accrued liabilities	$2,508
Cross currency contract	Prepaid expenses	—	Prepaid expenses	37	Accrued liabilities	274	Accrued liabilities	—

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	1,250	Prepaid expenses	99	Accrued liabilities	—	Accrued liabilities	1,494
Cross currency contract	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	171	Accrued liabilities	144

Total Derivatives		$2,777		$1,255		$592		$4,146

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three months ended January 31, 2014 and February 1, 2013, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	January 31,	February 1,		January 31,	February 1,		January 31,	February 1,
For the three months ended	2014	2013		2014	2013		2014	2013
Forward currency contracts	$1,894	$(849)	Net sales	$(453)	$(546)	Other income, net	$(371)	$568
Forward currency contracts	(399)	238	Cost of sales	47	64
Cross currency contracts	(186)	(199)	Other income, net	123	(547)
Total	$1,309	$(810)		$(283)	$(1,029)

As of January 31, 2014, the company expects to reclassify approximately $1.6 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended
	Location of Gain (Loss)	January 31,	February 1,
(Dollars in thousands)	Recognized in Net Earnings	2014	2013

Forward currency contracts	Other income, net	$(371)	$(3,354)
Cross currency contracts	Other income, net	(48)	(523)
		$(419)	$(3,877)

The company entered into an International Swap Dealers Association Master Agreement (“ISDA”) with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative contracts at the net amount in its consolidated balance sheets.

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the Consolidated Balance Sheets:

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
January 31, 2014	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$2,916	(139)	$2,777	$(147)	$—	$(147)
Cross currency contracts	—	—	—	(445)	—	(445)
	$2,916	$(139)	$2,777	$(592)	$—	$(592)

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
February 1, 2013	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$1,218	—	$1,218	$(4,005)	$3	$(4,002)
Cross currency contracts	37	—	37	(144)	—	(144)
	$1,255	$—	$1,255	$(4,149)	$3	$(4,146)

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

Assets and liabilities measured at fair value on a recurring basis, as of January 31, 2014, February 1, 2013, and October 31, 2013 are summarized below:

(Dollars in thousands)
January 31, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$104,025	$104,025	$—	—
Forward currency contracts	2,777	—	2,777	—
Total assets	$106,802	$104,025	$2,777	—
Liabilities:
Forward currency contracts	$147	—	$147	—
Cross currency contracts	445	—	445	—
Deferred compensation liabilities	2,588	—	2,588	—
Total liabilities	$3,180	—	$3,180	—

February 1, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$60,700	$60,700	$—	—
Forward currency contracts	1,218	—	1,218	—
Cross currency contracts	37	—	37	—
Total assets	$61,955	$60,700	$1,255	—
Liabilities:
Forward currency contracts	$4,002	—	$4,002	—
Cross currency contracts	144	—	144	—
Deferred compensation liabilities	3,374	—	3,374	—
Total liabilities	$7,520	—	$7,520	—

October 31, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$182,993	$182,993	$—	—
Forward currency contracts	1,266	—	1,266	—
Total assets	$184,259	$182,993	$1,266	—
Liabilities:
Forward currency contracts	$1,931	—	$1,931	—
Cross currency contracts	443	—	443	—
Deferred compensation liabilities	2,777	—	2,777	—
Total liabilities	$5,151	—	$5,151	—

There were no transfers between Level 1 and Level 2 during the three months ended January 31, 2014, February 1, 2013, or the twelve months ended October 31, 2013.

Contingencies — Litigation

The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. Management believes the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect its consolidated results of operations, financial position, or cash flows.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2014 our net sales were up slightly, by 0.3 percent, compared to the first quarter of fiscal 2013. Residential segment net sales increased significantly, by 22.0 percent, driven by strong retail demand for our snow thrower products due to heavy snowfall across key North American markets during the first quarter of fiscal 2014 compared to lower snowfall accumulations during our first quarter of fiscal 2013. However, our residential segment sales growth was hampered by lower sales in Australia due to unfavorable currency exchange rate changes. Professional segment net sales decreased 10.2 percent in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to the strong customer demand we experienced last year in the first fiscal quarter that was not repeated this year for large turf equipment products that are subject to the Tier 4 diesel engine emission requirements that applies to products manufactured after January 1, 2013. Consequently, our professional segment net sales in the first quarter of fiscal 2013 were significantly higher than we experienced in the past or expect to experience in the future as a result of strong customer demand, prior to price increases that went into effect, for products now subject to Tier 4 emission requirements. Somewhat offsetting this sales decrease for our professional segment included higher shipments of landscape contractor equipment due to preseason demand for our innovative products, increased sales of our micro-irrigation products from continued market growth and demand, and higher sales of rental and construction equipment from increased demand for our products, including recently acquired products that have been newly introduced under the Toro brand. Additionally, our overall international net sales were up 6.8 percent for the fiscal first quarter comparison due primarily to higher demand for golf and grounds equipment and irrigation systems, as well as increased snow thrower product sales in Canada.

Our net earnings decreased 17.6 percent for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily from a decrease of our gross margin rate of 60 basis points, an increase in selling, general, and administrative (SG&A) expense, and an increase in our tax rate due to the retroactive reinstatement of the domestic research tax credit in the first quarter of fiscal 2013, which expired on December 31, 2013.

Our overall financial condition remains strong, and we made good progress on reducing our working capital. Inventory levels decreased 9.2 percent as of the end of the first quarter of fiscal 2014 compared to the end of the first quarter of fiscal 2013 due to lower snow thrower inventory levels from higher sales and strong demand, as well as a planned decrease in inventory for products impacted by Tier 4 emissions requirements as last year we built inventory in anticipation of higher demand that was not duplicated this year. Field inventory levels also were down in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 as products subject to Tier 4 emission requirements remained in field inventory last fiscal year while snow thrower product sales sold through to end-user customers this fiscal year. Our receivables increased by 10.8 percent as of the end of the first quarter of fiscal 2014 compared to the end of the first quarter of fiscal 2013 due to higher international sales and snow thrower product sales that are not financed with Red Iron. We increased our first quarter cash dividend by 42.9 percent to $0.20 per share compared to the $0.14 per share quarterly cash dividend paid in the first quarter of fiscal 2013.

Our multi-year initiative, “Destination 2014,” which began with our 2011 fiscal year, will take us to our centennial in 2014 and into our second century. This is our final year of this four-year initiative, which is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we strive to achieve $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.

Our net sales and net earnings for the first quarter of our fiscal year are typically lower than other quarters, and the results of our first quarter are not necessarily an indicator of spring season sales trends. Our plan as we enter our peak selling season is to focus on generating customer demand for our innovative products, while keeping production closely aligned with expected shipment volumes. We will continue to keep a cautionary eye on the global economic environment, weather conditions, retail demand, field inventory levels, commodity prices, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the first quarter of fiscal 2014 were $25.9 million, or $0.44 per diluted share, compared to $31.4 million, or $0.53 per diluted share, for the first quarter of fiscal 2013, resulting in a net earnings per diluted share decrease of 17.0 percent. The primary factors contributing to the net earnings decrease included a decline in our gross margin rate, higher SG&A expense, and an increase in our effective tax rate. Our fiscal 2014 first quarter diluted net earnings per share were benefited by approximately $0.01 per share compared to fiscal 2013 first quarter diluted net earnings per share as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes our results of operations as a percentage of our net sales:

	Three Months Ended
	January 31,	February 1,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	(63.3)	(62.7)
Gross margin	36.7	37.3
SG&A expense	(27.6)	(26.9)
Operating earnings	9.1	10.4
Interest expense	(0.8)	(1.0)
Other income, net	0.4	0.3
Provision for income taxes	(2.9)	(2.7)
Net earnings	5.8%	7.0%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2014 were $446.0 million compared to $444.7 million in the first quarter of fiscal 2013, a slight increase of 0.3 percent. Residential segment net sales increased significantly, by 22.0 percent, driven by strong retail demand for our snow thrower products due to heavy snowfall across key North American markets during the first quarter of fiscal 2014 compared to lower snowfall accumulations during our first quarter of fiscal 2013. Additionally, preseason shipments of residential segment domestic zero turn radius riding mowers increased for the first quarter comparison due to higher demand for our enhanced products. However, residential segment sales in Australia, particularly Pope branded products, declined in the first quarter of fiscal 2014 compared to the first quarter of 2013 due to unfavorable currency exchange rate changes relating to the Australian dollar versus the U.S. dollar. Professional segment net sales in the first quarter of fiscal 2014 were down 10.2 percent compared to the first quarter of fiscal 2013 due to the strong customer demand we experienced last year in the first fiscal quarter that was not repeated this year for large turf equipment products that are subject to the Tier 4 diesel engine emission requirements, as previously discussed. Consequently, our professional segment net sales in the first quarter of fiscal 2013 were significantly higher than we experienced in the past or expect to experience in the future. Somewhat offsetting this sales decrease was higher shipments of landscape contractor equipment due to preseason demand for our innovative products, as well as anticipated retail demand for the upcoming spring selling season. Additionally, our professional segment net sales were positively impacted by higher sales of our micro-irrigation products from continued market growth and demand, and increased sales of rental and construction equipment from increased demand for our products, including recently acquired products newly introduced under the Toro brand. Net sales for our other segment were up $8.4 million due to a reduction of sales that are eliminated for shipments to our company-owned distribution companies as a result of strong professional segment sales last year in the first quarter that did not occur this year in the first fiscal quarter, mainly for products subject to the Tier 4 diesel engine emission requirements, as discussed above. Our overall international net sales were up 6.8 percent for the first quarter comparison due primarily to higher demand for golf and grounds equipment and irrigation systems, as well as increased snow thrower product sales in Canada. However, foreign currency exchange rate fluctuations resulted in a decline of approximately $4.1 million of our overall net sales for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily from changes in the Australian dollar compared to the U.S. dollar.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2014 decreased 60 basis points to 36.7 percent compared to 37.3 percent in the first quarter of fiscal 2013. This decrease was due to a lower proportionate share of professional segment product sales that carry higher average gross margins than our residential segment product sales, unfavorable currency exchange rate fluctuations, and slightly higher commodity costs, somewhat offset by price increases on some products and continued cost reduction efforts.

Selling, General, and Administrative Expense

SG&A expense for the first quarter of fiscal 2014 increased $3.3 million, or 2.8 percent, compared to the same period last fiscal year, and SG&A expense as a percentage of net sales increased 70 basis points to 27.6 percent in the first quarter of fiscal 2014 compared to 26.9 percent in the first quarter of fiscal 2013. These increases were due mainly to an increase in warranty expense from rework campaigns for certain professional segment products, an increase in health care costs, and incremental SG&A expense from acquisitions of $0.8 million, somewhat offset by lower warehousing expense.

Interest Expense

Interest expense for the first quarter of fiscal 2014 decreased $0.5 million, or 11.7 percent, compared to the first quarter of fiscal 2013 due to higher capitalized interest from capital projects.

Other Income, Net

Other income, net for the first quarter of fiscal 2014 was $1.9 million compared to $1.4 million for the same period last fiscal year, an increase of $0.5 million. The increase was due primarily to a decrease in foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2014 was 33.2 percent compared to 27.7 percent in the first quarter of fiscal 2013. The increase in the effective tax rate was primarily the result of the benefit in the first quarter of fiscal 2013 for the retroactive reinstatement of the domestic research tax credit, which expired on December 31, 2013.

BUSINESS SEGMENTS

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

The following table summarizes net sales by segment:

	Three Months Ended
	January 31,	February 1,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$295,468	$329,144	$(33,676)	(10.2)%
Residential	147,570	120,947	26,623	22.0
Other	2,943	(5,430)	8,373	154.2
Total*	$445,981	$444,661	$1,320	0.3%

* Includes international sales of:	$151,263	$141,580	$9,683	6.8%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	January 31,	February 1,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$47,463	$60,738	$(13,275)	(21.9)%
Residential	18,134	12,154	5,980	49.2
Other	(26,842)	(29,494)	2,652	9.0
Total	$38,755	$43,398	$(4,643)	(10.7)%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2014 were down 10.2 percent compared to the first quarter of fiscal 2013 due to the strong customer demand we experienced last year in the first fiscal quarter that was not repeated this year for large turf equipment products that are subject to the Tier 4 diesel engine emission requirements, as previously discussed. Consequently, our professional segment net sales in the first quarter of fiscal 2013 were significantly higher than we experienced in the past or expect to experience in the future. Somewhat offsetting the sales decrease in the first quarter of fiscal 2014 was higher shipments of landscape contractor equipment due to preseason demand for our innovative products, as well as anticipated retail demand for the upcoming spring selling season. Additionally, our professional segment net sales were positively impacted by higher sales of our micro-irrigation products from continued market growth and demand for our precision irrigation solutions for agricultural markets. Sales of rental and construction equipment also increased from strong demand for our products, including recently acquired products that have been newly introduced under the Toro brand. Sales of professional segment products in international markets were up due to higher demand for golf and grounds equipment and irrigation systems.

Operating Earnings. Operating earnings for the professional segment were $47.5 million in the first quarter of fiscal 2014 compared to $60.7 million in the first quarter of fiscal 2013, a decrease of 21.9 percent. Expressed as a percentage of net sales, professional segment operating margins decreased to 16.1 percent compared to 18.5 percent in the first quarter of fiscal 2013. These profit declines were primarily attributable to lower sales volumes, an increase in warranty expense from rework campaigns for certain professional segment products, and fixed SG&A costs over lower sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2014 were significantly up, by 22.0 percent, compared to the first quarter of fiscal 2013. This sales increase was led by strong retail demand for our snow thrower products due to heavy snowfall across key North American markets during the first quarter of fiscal 2014 compared to lower snowfall accumulations during our first quarter of fiscal 2013. Additionally, preseason shipments of residential segment domestic zero turn radius riding mowers increased for the first quarter comparison due to higher demand for our enhanced products. However, residential segment sales in Australia, particularly Pope branded products, declined in the first quarter of fiscal 2014 compared to the first quarter of 2013 due to unfavorable foreign currency exchange rate changes relating to the Australian dollar versus the U.S. dollar.

Operating Earnings. Operating earnings for the residential segment were $18.1 million in the first quarter of fiscal 2014 compared to $12.2 million in the first quarter of fiscal 2013, an increase of 49.2 percent due to higher sales volumes. Expressed as a percentage of net sales, residential segment operating margins improved to 12.3 percent for the first quarter of fiscal 2014 compared to 10.0 percent in the first quarter of fiscal 2013 as we leveraged fixed SG&A costs over higher sales volumes. However, gross margins for our residential segment were lower for the first quarter comparison as a result of unfavorable foreign currency exchange rate changes and slightly higher commodity costs.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales increased $8.4 million for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to a reduction of sales that are eliminated for shipments to our company-owned distribution companies as a result of strong professional segment sales last year in the first quarter that did not occur this year in the first fiscal quarter, mainly for products subject to the Tier 4 diesel engine emission requirements, as previously discussed.

Operating Losses. Operating losses for the other segment were down, by $2.7 million, or 9.0 percent, for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. This lower operating loss was primarily attributable to a reduction in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies as a result of lower inventory levels at those distribution companies, somewhat offset by higher health care costs.

FINANCIAL POSITION

Working Capital

In fiscal 2014, we intend to place emphasis on improving asset utilization, with an increased focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. We have made good progress towards our effort to reduce working capital as inventory levels were down $30.8 million, or 9.2 percent, as of the end of the first quarter of fiscal 2014 compared to the end of the first quarter of fiscal 2013 due to lower snow thrower inventory levels from higher sales and strong demand, as well as a planned decrease in inventory for products impacted by Tier 4 emissions requirements as last year we built inventory in anticipation of higher demand that was not replicated this fiscal year.

Receivables as of the end of the first quarter of fiscal 2014 increased $19.5 million, or 10.8 percent, compared to the end of the first quarter of fiscal 2013 due mainly to higher international sales and greater sales snow thrower products to customers that were not financed with Red Iron. Our average days sales outstanding for receivables also increased to 35.9 days based on sales for the last twelve months ended January 31, 2014, compared to 34.4 days for the twelve months ended February 1, 2013 primarily as a result of customer mix. In addition, accounts payable increased as of the end of our first quarter of fiscal 2014 by $24.4 million, or 14.5 percent due to timing of inventory purchases.

We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period. Our average net working capital as a percentage of net sales for the twelve months ended January 31, 2014 was 16.3 percent compared to 15.5 percent for the twelve months ended February 1, 2013. This increase was due to higher average inventory levels during fiscal 2013 as we built inventory in anticipation of higher demand for our products prior to the phase-in of Tier 4 emission requirements, as well as higher average receivables as a result of higher sales volumes, mainly during fiscal 2013. Despite this increase in our average net working capital, we have made good progress to reduce our working capital, as mentioned above and, as evidenced by our lower working capital of $35.7 million as of the end of the first quarter of fiscal 2014 compared to the end of the first quarter of fiscal 2013.

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

Capital expenditures for fiscal 2014 are planned to be approximately $70 million as we expect to continue to invest in new product tooling and replacement production equipment, as well as expansion and construction of facilities, including the expansion of our corporate facilities located in Bloomington, Minnesota.

Our Board of Directors approved a cash dividend of $0.20 per share for the first quarter of fiscal 2014 that was paid on January 15, 2014. This was an increase of 42.9 percent over our cash dividend of $0.14 per share for the first quarter of fiscal 2013.

Cash Flow. We historically have used more operating cash in the first quarter compared to other fiscal quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2014 was down $10.9 million compared to the first three months of fiscal 2013 due mainly to a decrease in inventory levels and an increase in accounts payable, somewhat offset by an increase in accounts receivable and lower net earnings. Cash used in investing activities for the first quarter of fiscal 2014 was up by $14.5 million compared to the first quarter of fiscal 2013, due mainly to higher purchases of property, plant, and equipment. Cash used in financing activities for the first quarter of fiscal 2014 was up $9.3 million compared to the first quarter of fiscal 2013 due to an increase in cash utilized for share repurchases and cash dividends paid on our stock.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior four-year revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $11.6 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of January 31, 2014, we had no outstanding short-term debt under our credit facilities and $13.0 million of outstanding letters of credit. As of January 31, 2014, we had an aggregate amount of $148.6 million of unutilized availability under our credit agreements.

Our revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of January 31, 2014, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of January 31, 2014, and we expect to be in compliance with all covenants during the remainder of fiscal 2014. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2014 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.     Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $3.7 million of receivables from us during the first quarter of fiscal 2014. As of January 31, 2014, $11.9 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first quarter of fiscal 2014, average prices paid for commodities and components we purchase were slightly higher compared to the average prices paid in the first quarter of fiscal 2013, which hindered our gross margin rate in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. We will continue to closely follow the commodities and components that affect our product lines, and we anticipate limited inflationary pressure on average prices to be paid for commodities and components for the remainder of fiscal 2014, causing them to be slightly higher than average prices paid for commodities and components during fiscal 2013. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity costs increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2013 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

No new accounting pronouncement that has been issued but not yet effective for us during the first quarter of fiscal 2014 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “guidance,” “forecast,” “goal,” “optimistic,” “anticipate,” “continue,” “plan,” “estimate,” “project,” “believe,” “should,” “could,” “will,” “would,” “possible,” “may,” “likely,” “intend,” and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•            Economic conditions and outlook in the United States and in other countries in which we conduct business could adversely affect our net sales and earnings, which include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels resulting from tax increases or other factors; prolonged high unemployment rates; higher commodity and component costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.

•            Weather conditions, including unfavorable weather conditions exacerbated by global climate changes or otherwise, may reduce demand for some of our products and adversely affect our net sales and operating results, or may affect the timing of demand for some of our products and may adversely affect net sales and operating results in subsequent periods.

•            Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, petroleum-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs.

•            Our professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; continued acceptance of and demand for micro-irrigation solutions for agricultural markets; availability of cash or credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

•            Our residential segment net sales are dependent upon consumers buying our products at mass retailers and home centers, such as The Home Depot, Inc., the amount of product placement at retailers, consumer confidence and spending levels, and changing buying patterns of customers.

•            We face intense competition in all of our product lines with numerous manufacturers, including from some competitors that have larger operations and financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

•            A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors; including political, economic and/or social instability, and tax policies in the countries in which we manufacture or sell our products; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

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

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing, open and manage new facilities, including our new distribution facility in Ankeny, Iowa, and/or move production between manufacturing facilities could adversely affect our business and operating results. In late fiscal 2013, we acquired a company and began operations at a new micro-irrigation facility in China. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover our investment in the new facility and our operating results may be adversely affected.

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

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws and regulations also may adversely affect our operating results, including, in particular, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, or expiration of the domestic research and development tax credit, which individually or in combination may cause our effective tax rate to increase, or (ii) new, recently enacted or revised healthcare laws or regulations, which may cause us to incur higher employee healthcare and other costs.

•            The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 diesel engine emission requirements, these plans are subject to many variables including, among others, the ability of our suppliers to provide compliant engines on a timely basis or our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to implement price increases to cover or partially offset costs related to research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products in the form of price increases to our customers, and/or our competitors implement different strategies with respect to compliance with Tier 4 diesel engine emission requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise changing customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

•            Climate change and climate change regulations may adversely impact our operations.

•            We are required to comply with “conflict minerals” rules promulgated by the SEC, which has imposed costs on us and raised reputational and other risks. The new rules required us to engage in due diligence efforts for the 2013 calendar year and such efforts are ongoing, with initial disclosures required no later than May 31, 2014, and subsequent disclosures required no later than May 31 of each following year. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders.

•            Costs of complying with the various environmental laws related to our ownership and/or lease of real property, such as clean-up costs and liability that may be associated with certain hazardous waste disposal activities, could adversely affect our financial condition and operating results.

•            Legislative enactments could impact the competitive landscape within our markets and affect demand for our products.

•            We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. The continued expansion of our international operations could increase the risk of violations of these laws in the future.

•            Management information systems are critical to our business. If our information systems or those of our business partners or third party service providers fail to adequately perform, or if we, our business partners or third party service providers experience a disruption of these systems, including by theft, loss or damage from unauthorized access, security breaches, cyber attacks, computer viruses, power loss or other disruptive events, our business, reputation, operating results, or financial condition could be adversely affected.

•            We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our business, reputation, operating results or financial condition.

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

•            We are expanding our corporate facilities and could experience disruptions to our operations in connection with such expansion efforts.

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth and operating earnings goals of our “Destination 2014” initiative; natural or man-made disasters or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and increases in insurance premiums; financial difficulties and viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; ability of management to adapt to unplanned events; drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico; and continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors.”

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, the risks described in our most recent Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We undertake no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Yuan , and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2014 and 2015. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended January 31, 2014 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.9216	$58,915.9	$2,279.8	$1,241.7
Buy US dollar/Sell Canadian dollar	1.0242	5,028.4	466.9	(19.8)
Buy US dollar/Sell Euro	1.3484	96,681.1	(1,041.2)	(753.4)
Buy US dollar/Sell British pound	1.6201	4,698.3	—	(98.1)
Buy Euro/Sell US dollar	1.3663	6,221.2	—	(170.8)
Buy Mexican peso/Sell US dollar	13.6003	(30,661.1)	(521.7)	634.0
Buy Euro/Sell Romanian New Leu	4.5281	11,612.1	(404.0)	(273.7)

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. The primary commodity price exposures are with steel, aluminum, petroleum-based resin, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. Further information regarding rising prices for commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section entitled “Inflation.”

We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2014 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 1, 2013 through November 29, 2013	16,122	$57.73	16,122	4,326,940

November 30, 2013 through December 27, 2013	440,037	60.40	437,508	3,889,432

December 28, 2013 through January 31, 2014	230,654	63.06	229,194	3,660,238

Total	686,813	$61.23	682,824

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)         Includes 2,661 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s equity and incentive plan. These 2,661 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 1,323 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $64.66 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,323 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

Item 6.  EXHIBITS

(a)	Exhibits

	2.1	Third Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated December 31, 2013, by and between The Toro Company and Red Iron Acceptance, LLC (filed herewith).

	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014, filed with the SEC on March 5, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended January 31, 2014 and February 1, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended January 31, 2014 and February 1, 2013, (iii) Condensed Consolidated Balance Sheets as of January 31, 2014, February 1, 2013, and October 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended January 31, 2014 and February 1, 2013, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: March 5, 2014	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)