Form 10-Q
period 2014-05-02
TORO CO
filed 2014-06-04
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 2014

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

The number of shares of Common Stock outstanding as of May 27, 2014 was 55,670,673.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2014	2013	2014	2013
Net sales	$745,030	$704,486	$1,191,011	$1,149,147
Cost of sales	480,490	452,185	762,957	731,029
Gross profit	264,540	252,301	428,054	418,118
Selling, general, and administrative expense	133,661	134,830	256,577	254,443
Operating earnings	130,879	117,471	171,477	163,675
Interest expense	(3,683)	(4,149)	(7,436)	(8,398)
Other income, net	1,920	2,995	3,830	4,438
Earnings before income taxes	129,116	116,317	167,871	159,715
Provision for income taxes	42,030	37,915	54,916	49,917
Net earnings	$87,086	$78,402	$112,955	$109,798

Basic net earnings per share of common stock	$1.54	$1.35	$1.99	$1.88

Diluted net earnings per share of common stock	$1.51	$1.32	$1.95	$1.85

Weighted-average number of shares of common stock outstanding — Basic	56,493	58,132	56,758	58,308

Weighted-average number of shares of common stock outstanding — Diluted	57,773	59,257	58,040	59,444

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2014	2013	2014	2013
Net earnings	$87,086	$78,402	$112,955	$109,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,388	(1,168)	1,161	546
Derivative instruments, net of tax of $(482), $1,030, $360, and $634, respectively	(719)	1,482	590	674
Other comprehensive income	2,669	314	1,751	1,220
Comprehensive income	$89,755	$78,716	$114,706	$111,018

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	May 2,	May 3,	October 31,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$129,909	$80,341	$182,993
Receivables, net	313,489	307,770	157,171
Inventories, net	302,477	309,998	240,089
Prepaid expenses and other current assets	29,218	30,434	33,258
Deferred income taxes	39,261	62,768	39,756
Total current assets	814,354	791,311	653,267

Property, plant, and equipment	752,044	703,104	721,504
Less accumulated depreciation	559,293	526,044	536,408
	192,751	177,060	185,096

Long-term deferred income taxes	25,942	—	—
Other assets	27,696	25,381	44,163
Goodwill	91,812	92,049	91,914
Other intangible assets, net	26,691	29,153	28,308
Total assets	$1,179,246	$1,114,954	$1,002,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$140	$250	$—
Accounts payable	235,971	203,710	136,158
Accrued liabilities	302,515	294,648	252,687
Total current liabilities	538,626	498,608	388,845

Long-term debt, less current portion	223,855	223,513	223,544
Deferred revenue	10,891	10,605	10,899
Deferred income taxes	5,969	2,898	5,969
Other long-term liabilities	14,355	6,287	14,753

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 55,887,096 shares as of May 2, 2014, 57,615,679 shares as of May 3, 2013, and 56,788,723 shares as of October 31, 2013	55,887	57,616	56,789
Retained earnings	340,482	324,181	314,519
Accumulated other comprehensive loss	(10,819)	(8,754)	(12,570)
Total stockholders’ equity	385,550	373,043	358,738
Total liabilities and stockholders’ equity	$1,179,246	$1,114,954	$1,002,748

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	May 2,	May 3,
	2014	2013
Cash flows from operating activities:
Net earnings	$112,955	$109,798
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(3,377)	(3,532)
Provision for depreciation and amortization	26,589	26,890
Stock-based compensation expense	5,051	5,336
Decrease in deferred income taxes	136	281
Other	(31)	81
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables, net	(156,423)	(160,534)
Inventories, net	(62,072)	(59,082)
Prepaid expenses and other assets	4,285	(3,486)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	150,836	120,896
Net cash provided by operating activities	77,949	36,648

Cash flows from investing activities:
Purchases of property, plant, and equipment	(32,682)	(19,508)
Proceeds from asset disposals	115	73
Contributions to finance affiliate, net	(4,868)	(4,669)
Acquisition, net of cash acquired	(715)	—
Net cash used in investing activities	(38,150)	(24,104)

Cash flows from financing activities:
Repayments of short-term debt	(849)	(415)
Increase in (repayments of) long-term debt	59	(1,548)
Excess tax benefits from stock-based awards	6,657	4,577
Proceeds from exercise of stock options	4,761	6,573
Purchases of Toro common stock	(81,694)	(50,499)
Dividends paid on Toro common stock	(22,670)	(16,364)
Net cash used in financing activities	(93,736)	(57,676)

Effect of exchange rates on cash and cash equivalents	853	(383)

Net decrease in cash and cash equivalents	(53,084)	(45,515)
Cash and cash equivalents as of the beginning of the fiscal period	182,993	125,856
Cash and cash equivalents as of the end of the fiscal period	$129,909	$80,341

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

May 2, 2014

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended May 2, 2014 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2014.

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

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2014	Fiscal 2013
Expected life of option in years	6	6
Expected volatility	34.28% - 34.42%	35.18% - 35.19%
Weighted-average volatility	34.29%	35.19%
Risk-free interest rate	1.92%	0.88%
Expected dividend yield	1.25% - 1.27%	1.04% - 1.07%
Weighted-average dividend yield	1.25%	1.07%
Grant date per share weighted-average fair value	$18.69	$13.03

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2014 and 2013 was $59.31 and $42.06, respectively. No performance share awards were granted during the second quarter of fiscal 2014 or 2013.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted, including to officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first six months of fiscal 2014 and 2013 was $59.59 and $42.50, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
(Shares in thousands)	2014	2013	2014	2013
Basic
Weighted-average number of shares of common stock	56,493	58,132	56,732	58,260
Assumed issuance of contingent shares	—	—	26	48
Weighted-average number of shares of common stock and assumed issuance of contingent shares	56,493	58,132	56,758	58,308
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	56,493	58,132	56,758	58,308
Effect of dilutive securities	1,280	1,125	1,282	1,136
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	57,773	59,257	58,040	59,444

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options, restricted stock, and restricted stock units of 272,183 and 361,651 shares during the second quarter of fiscal 2014 and 2013, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive. For the year-to-date periods through the second quarter of fiscal 2014 and 2013, options, restricted stock, and restricted stock units of 222,542 and 306,491 shares, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive.

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

Inventories were as follows:

	May 2,	May 3,	October 31,
(Dollars in thousands)	2014	2013	2013
Raw materials and work in process	$93,932	$94,219	$87,668
Finished goods and service parts	273,920	279,586	217,796
Total FIFO value	367,852	373,805	305,464
Less: adjustment to LIFO value	65,375	63,807	65,375
Total	$302,477	$309,998	$240,089

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2014 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2013	$80,962	$10,952	$91,914
Translation adjustments	(36)	(66)	(102)
Balance as of May 2, 2014	$80,926	$10,886	$91,812

Other Intangible Assets

The components of other intangible assets were as follows:

(Dollars in thousands) May 2, 2014	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$10,696	$(8,735)	$1,961
Non-compete agreements	1.5-10	7,038	(4,909)	2,129
Customer-related	1.5-13	8,703	(5,145)	3,558
Developed technology	1.5-10	28,866	(15,204)	13,662
Trade names	1.5-5	1,515	(1,015)	500
Other		800	(800)	—
Total amortizable		57,618	(35,808)	21,810
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$62,499	$(35,808)	$26,691

October 31, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$10,213	$(8,537)	$1,676
Non-compete agreements	1.5-10	6,849	(4,488)	2,361
Customer-related	1.5-13	8,654	(4,660)	3,994
Developed technology	1.5-10	28,224	(13,478)	14,746
Trade names	1.5-5	1,515	(865)	650
Other		800	(800)	—
Total amortizable		56,255	(32,828)	23,427
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$61,136	$(32,828)	$28,308

Amortization expense for intangible assets during the first six months of fiscal 2014 was $3.0 million. Estimated amortization expense for the remainder of fiscal 2014 and succeeding fiscal years is as follows: fiscal 2014 (remainder), $2.9 million; fiscal 2015, $5.6 million; fiscal 2016, $5.1 million; fiscal 2017, $4.2 million; fiscal 2018, $2.2 million; fiscal 2019, $1.2 million; and after fiscal 2019, $0.6 million.

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

                            The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 2, 2014 was $21.5 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.5 million as of May 2, 2014.

                            Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the six months ended April 30, 2014 and April 30, 2013 was $667.6 million and $639.6 million, respectively.

                            As of April 30, 2014, Red Iron’s total assets were $430.1 million and total liabilities were $382.3 million.

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

                            Warranty provisions, claims, and changes in estimates for the first six months of fiscal 2014 and 2013 were as follows:

	Six Months Ended
	May 2,	May 3,
(Dollars in thousands)	2014	2013
Beginning balance	$72,177	$69,848
Warranty provisions	23,422	23,478
Warranty claims	(13,861)	(14,651)
Changes in estimates	1,278	(579)
Ending balance	$83,016	$78,096

Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	May 2,	May 3,	October 31,
(Dollars in thousands)	2014	2013	2013
Foreign currency translation adjustments	$6,549	$4,904	$7,778
Pension and post-retirement benefits	3,751	4,313	3,683
Derivative instruments	519	(463)	1,109
Total accumulated other comprehensive loss	$10,819	$8,754	$12,570

The components and activity of AOCL are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefits	Derivative Instruments	Total
Balance as of October 31, 2013	$7,778	$3,683	$1,109	$12,570
Other comprehensive (income) loss before reclassifications	(1,229)	68	376	(785)
Amounts reclassified from AOCL	—	—	(966)	(966)
Net current period other comprehensive (income) loss	$(1,229)	$68	$(590)	$(1,751)
Balance as of May 2, 2014	$6,549	$3,751	$519	$10,819

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

                              The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 2, 2014	Professional	Residential	Other	Total
Net sales	$528,561	$210,377	$6,092	$745,030
Intersegment gross sales	14,438	128	(14,566)	—
Earnings (loss) before income taxes	122,367	23,822	(17,073)	129,116

Three months ended May 3, 2013	Professional	Residential	Other	Total
Net sales	$496,436	$201,390	$6,660	$704,486
Intersegment gross sales	11,318	121	(11,439)	—
Earnings (loss) before income taxes	112,275	24,679	(20,637)	116,317

Six months ended May 2, 2014	Professional	Residential	Other	Total
Net sales	$824,029	$357,947	$9,035	$1,191,011
Intersegment gross sales	19,914	250	(20,164)	—
Earnings (loss) before income taxes	169,830	41,956	(43,915)	167,871
Total assets	670,723	238,156	270,367	1,179,246

Six months ended May 3, 2013	Professional	Residential	Other	Total
Net sales	$825,580	$322,337	$1,230	$1,149,147
Intersegment gross sales	26,773	205	(26,978)	—
Earnings (loss) before income taxes	173,013	36,833	(50,131)	159,715
Total assets	653,514	256,412	205,028	1,114,954

                              The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
(Dollars in thousands)	2014	2013	2014	2013
Corporate expenses	$(16,655)	$(20,635)	$(40,347)	$(42,319)
Interest expense, net	(3,683)	(4,149)	(7,436)	(8,398)
Other	3,265	4,147	3,868	586
Total	$(17,073)	$(20,637)	$(43,915)	$(50,131)

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

                                                The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the second quarter and year-to-date periods of fiscal 2014, there were immaterial losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of May 2, 2014 and May 3, 2013, the notional amount outstanding of forward contracts designated as cash flow hedges was $95.8 million and $42.5 million, respectively. Additionally, as of May 2, 2014 and May 3, 2013, the company had one cross currency interest rate swap instrument outstanding for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euro.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	May 2, 2014		May 3, 2013		May 2, 2014		May 3, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$—	Prepaid expenses	$2,027	Accrued liabilities	$(156)	Accrued liabilities	$478
Cross currency contract	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	295	Accrued liabilities	598

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	—	Prepaid expenses	241	Accrued liabilities	2,199	Accrued liabilities	763
Cross currency contract	Prepaid expenses	—	Prepaid expenses	189	Accrued liabilities	358	Accrued liabilities	—

Total Derivatives		$—		$2,457		$2,696		$1,839

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and six months ended May 2, 2014 and May 3, 2013, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	May 2,	May 3,		May 2,	May 3,		May 2,	May 3,
For the three months ended	2014	2013		2014	2013		2014	2013
Forward currency contracts	$(1,152)	$1,523	Net sales	$(318)	$(796)	Other income, net	$(230)	$133
Forward currency contracts	282	363	Cost of sales	(15)	177
Cross currency contracts	148	(406)	Other income, net	(350)	(292)
Total	$(722)	$1,480		$(683)	$(911)

	May 2,	May 3,		May 2,	May 3,		May 2,	May 3,
For the six months ended	2014	2013		2014	2013		2014	2013
Forward currency contracts	$742	$674	Net sales	$(771)	$(1,342)	Other income, net	$(141)	$701
Forward currency contracts	(117)	601	Cost of sales	32	241
Cross currency contracts	(38)	(605)	Other income, net	(227)	(839)
Total	$587	$670		$(966)	$(1,940)

As of May 2, 2014, the company expects to reclassify approximately $0.2 million of losses from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	May 2,	May 3,	May 2,	May 3,
(Dollars in thousands)	Recognized in Net Earnings	2014	2013	2014	2013

Forward currency contracts	Other income, net	$(3,434)	$2,394	$(3,027)	$(960)
Cross currency contracts	Other income, net	(192)	342	(240)	(181)
		$(3,626)	$2,736	$(3,267)	$(1,141)

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

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the Consolidated Balance Sheets:

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
May 2, 2014	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$—	—	$—	$(2,650)	$607	$(2,043)
Cross currency contracts	—	—	—	(653)	—	(653)
	$—	$—	$—	$(3,303)	$607	$(2,696)

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
May 3, 2013	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$2,268	—	$2,268	$(1,241)	$—	$(1,241)
Cross currency contracts	189	—	189	(598)	—	(598)
	$2,457	$—	$2,457	$(1,839)	$—	$(1,839)

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

Assets and liabilities measured at fair value on a recurring basis, as of May 2, 2014, May 3, 2013, and October 31, 2013 are summarized below:

(Dollars in thousands)
May 2, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129,909	$129,909	$—	—
Total assets	$129,909	$129,909	$—	—
Liabilities:
Forward currency contracts	$2,043	—	$2,043	—
Cross currency contracts	653	—	653	—
Deferred compensation liabilities	2,439	—	2,439	—
Total liabilities	$5,135	—	$5,135	—

May 3, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80,341	$80,341	$—	—
Forward currency contracts	2,268	—	2,268	—
Cross currency contracts	189	—	189	—
Total assets	$82,798	$80,341	$2,457	—
Liabilities:
Forward currency contracts	$1,241	—	$1,241	—
Cross currency contracts	598	—	598	—
Deferred compensation liabilities	3,180	—	3,180	—
Total liabilities	$5,019	—	$5,019	—

October 31, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$182,993	$182,993	$—	—
Forward currency contracts	1,266	—	1,266	—
Total assets	$184,259	$182,993	$1,266	—
Liabilities:
Forward currency contracts	$1,931	—	$1,931	—
Cross currency contracts	443	—	443	—
Deferred compensation liabilities	2,777	—	2,777	—
Total liabilities	$5,151	—	$5,151	—

There were no transfers between Level 1 and Level 2 during the three and six months ended May 2, 2014 and May 3, 2013, or the twelve months ended October 31, 2013.

Contingencies - Litigation

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

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2014 were positive with a net sales increase of 5.8 percent and a net earnings increase of 11.1 percent, each as compared to the second quarter of fiscal 2013. Year-to-date net earnings increased 2.9 percent in fiscal 2014 compared to the same period in the prior fiscal year on a net sales increase of 3.6 percent. Sales for our professional segment increased 6.5 percent in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 but were essentially flat for the year-to-date period of fiscal 2014 compared to the same period in the prior fiscal year. Professional segment sales for the recent periods were positively impacted from strong shipments and demand for landscape contractor equipment, higher sales of micro-irrigation products from continued market growth and demand, increased sales of rental and construction equipment, including recently acquired products newly introduced under the Toro brand, and our innovative product offerings of golf equipment and irrigation systems. However, for the year-to-date period of fiscal 2014 compared to the same period last fiscal year, professional segment net sales were negatively impacted due to the strong demand we experienced in the first quarter of fiscal 2013 due to anticipated price increases for products subject to Tier 4 diesel engine emission requirements that were manufactured after January 1, 2013, and such demand was not repeated this fiscal year. Residential segment sales were up 4.5 percent and 11.0 percent for our second quarter and year-to-date periods of fiscal 2014, respectively, compared to the same periods in the prior fiscal year largely due to higher shipments and demand for our zero turn riding mowers, increased sales of electric trimmer and blower products, and higher snow thrower product and parts sales in the first quarter of fiscal 2014 due to heavy snowfalls across key markets. However, sales in Australia for both the second quarter and year-to-date comparisons were down primarily due to unfavorable foreign currency exchange rate changes and weather conditions.

Our net earnings growth in the second quarter and year-to-date periods of fiscal 2014 resulted primarily from leveraging fixed SG&A costs over higher sales volumes and a decrease in interest expense, somewhat offset by a decline in our gross margin rates. Additionally, for the year-to-date comparison, our effective tax rate increased primarily as a result of the benefit in the first quarter of fiscal 2013 from the retroactive reinstatement of the domestic research tax credit, which expired on December 31, 2013.

Our overall financial condition remains strong, and we continued to make good progress on reducing our working capital. Inventory levels decreased $7.5 million, or 2.4 percent, as of the end of the second quarter of fiscal 2014 compared to the end of the second quarter of fiscal 2013 primarily due to lower snow thrower inventory levels. Our receivables increased by $5.7 million, or 1.9 percent, as of the end of the second quarter of fiscal 2014 compared to the end of the second quarter of fiscal 2013 due to higher sales. Also contributing to our reduction in working capital was an increase in accounts payable of $32.3 million, or 15.8 percent, as of the end of our second quarter of fiscal 2014 compared to the same period last fiscal year due to recent purchases of commodities and components as we anticipate strong product demand in the second half of fiscal 2014. We also increased our second quarter cash dividend by 42.9 percent to $0.20 per share compared to the $0.14 per share cash dividend paid in the second quarter of fiscal 2013.

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

During the remainder of fiscal 2014, we intend to continue to focus on generating customer demand and aggressively driving retail sales for our innovative products, while keeping production closely aligned with expected shipment volumes. We also intend to continue to keep a cautionary eye on the global economic environment, weather conditions, retail demand, field inventory levels, commodity prices, competitive actions, expenses, and other factors identified below under the heading “Forward-Looking Information,” which could cause our actual results to differ from our anticipated outlook.

Net Earnings

Net earnings for the second quarter of fiscal 2014 were $87.1 million, or $1.51 per diluted share, compared to $78.4 million, or $1.32 per diluted share, for the second quarter of fiscal 2013, resulting in a net earnings per diluted share increase of 14.4 percent. Year-to-date net earnings in fiscal 2014 were $113.0 million, or $1.95 per diluted share, compared to $109.8 million, or $1.85 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 5.4 percent. The primary factors contributing to our earnings improvements were leveraging SG&A costs over higher sales volumes and a decline in interest expense, somewhat offset by a decrease in gross margin rates. In addition, second quarter and year-to-date fiscal 2014 net earnings per diluted share were benefited by approximately $0.04 per share and $0.05 per share, respectively, compared to the same periods in fiscal 2013, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 2, 2014	May 3, 2013	May 2, 2014	May 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.5)	(64.2)	(64.1)	(63.6)
Gross margin	35.5	35.8	35.9	36.4
SG&A expense	(17.9)	(19.1)	(21.5)	(22.1)
Operating earnings	17.6	16.7	14.4	14.3
Interest expense	(0.5)	(0.6)	(0.6)	(0.7)
Other income, net	0.2	0.4	0.3	0.4
Provision for income taxes	(5.6)	(5.4)	(4.6)	(4.4)
Net earnings	11.7%	11.1%	9.5%	9.6%

Net Sales

Worldwide consolidated net sales for the second quarter of fiscal 2014 were $745.0 million, up 5.8 percent compared to the second quarter of fiscal 2013. For the year-to-date period of fiscal 2014, net sales were $1,191.0 million, up 3.6 percent from the same period in the prior fiscal year. Worldwide professional segment net sales were up 6.5 percent for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and essentially flat for the year-to-date period of fiscal 2014 compared to the same period in the prior fiscal year. Professional segment sales for the recent periods were positively impacted from strong shipments and demand of landscape contractor equipment, higher sales of micro-irrigation products from continued market growth and demand, increased sales of rental and construction equipment, including recently acquired products newly introduced under the Toro brand, and our innovative product offerings of golf equipment and irrigation systems. However, for the year-to-date period of fiscal 2014 compared to the same period last fiscal year, professional segment net sales were negatively impacted due to the strong demand we experienced in the first quarter of fiscal 2013, that was not repeated this fiscal year, for products subject to Tier 4 diesel engine emission requirements, as previously discussed. In addition, sales and demand of golf and grounds equipment for the year-to-date comparison were down primarily due to the wet and cold weather conditions in certain key regions.

Residential segment net sales were up 4.5 percent and 11.0 percent for the second quarter and year-to-date periods of fiscal 2014, respectively, compared to the same periods in the prior fiscal year. The sales increases were largely due to higher shipments from strong retail demand for our zero turn riding mowers and higher sales of electric trimmer and blower products. For the year-

to-date comparison, higher snow thrower product and parts sales contributed to our sales growth due to heavy snowfall across key markets during the first quarter of fiscal 2014 compared to lower snowfall accumulations during our first quarter of fiscal 2013. However, sales in Australia were down in both the second quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year primarily due to unfavorable foreign currency exchange rate fluctuations and weather conditions. Overall, worldwide sales of walk power mowers were essentially flat in the second quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year.

Net sales for our other segment were up $7.8 million for the year-to-date period of fiscal 2014 compared to the same period last fiscal year due to a reduction of sales that are eliminated for shipments to our company-owned distribution companies as a result of strong professional segment net sales last fiscal year in the first quarter that did not occur this year, mainly for products subject to the Tier 4 diesel engine requirements, as discussed above. International net sales were down 3.2 percent for the second quarter of fiscal 2014 compared to the same period in the prior fiscal year, mainly for professional segment products, but were slightly up, by 0.8 percent, for the year-to-date period of fiscal 2014 compared to the same period last fiscal year. Changes in currency exchange rates resulted in a reduction of our net sales of approximately $1.1 million and $5.2 million for the second quarter and year-to-date periods of fiscal 2014, respectively. Field inventory levels as of the end of the second quarter of fiscal 2014 were consistent with those as of the end of the same period in the prior fiscal year.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2014 decreased 30 basis points to 35.5 percent compared to 35.8 percent in the second quarter of fiscal 2013. Gross profit as a percent of net sales for the year-to-date period of fiscal 2014 decreased 50 basis points to 35.9 percent compared to 36.4 percent for the year-to-date period of fiscal 2013. These decreases were primarily due to higher commodity prices, namely steel and resins, and unfavorable currency exchange rate fluctuations, somewhat offset by price increases on some products and continued cost reduction efforts. For the year-to-date period, a lower proportion of professional segment sales that carry higher average gross margins than our residential segment product sales also negatively impacted gross margins in fiscal 2014 as compared to fiscal 2013.

Selling, General, and Administrative Expense

SG&A expense decreased $1.2 million, or 0.9 percent, for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. For the year-to-date period of fiscal 2014, SG&A expense increased $2.1 million, or 0.8 percent, compared to the year-to-date period of fiscal 2013. As a percentage of net sales, SG&A expense decreased 120 basis points and 60 basis points for the second quarter and year-to-date periods of fiscal 2014, respectively, compared to the same periods in the prior fiscal year. These decreases as a percentage of net sales were largely due to leveraging SG&A expense over higher sales volumes and lower self-insured health care costs due in part to favorable claims experience. These decreases were somewhat offset by higher incentive compensation expense from improved financial performance and incremental SG&A costs from prior acquisitions of $0.8 million for the second quarter of fiscal 2014 and $1.6 million for the year-to-date period of fiscal 2014.

Interest Expense

Interest expense for the second quarter and year-to-date periods of fiscal 2014 decreased by 11.2 percent and 11.5 percent, respectively, compared to the same periods last fiscal year due to higher capitalized interest from capital projects.

Other Income, Net

Other income, net for the second quarter and year-to-date periods of fiscal 2014 decreased $1.1 million and $0.6 million, respectively, compared to the same periods last fiscal year primarily due to an increase in foreign currency exchange rate losses. For the year-to-date period, the decrease was also partly due to a decline in interest income and income from our equity investment in Red Iron.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2014 and 2013 remained unchanged at 32.6 percent. The effective tax rate for the year-to-date periods of fiscal 2014 and 2013 was 32.7 percent and 31.3 percent, respectively. The increase in the effective tax rate for the year-to-date period was primarily the result of the benefit in the first quarter of fiscal 2013 from the retroactive reinstatement of the domestic research tax credit, which expired on December 31, 2013.

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

The following table summarizes net sales by segment:

	Three Months Ended
	May 2,	May 3,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$528,561	$496,436	$32,125	6.5%
Residential	210,377	201,390	8,987	4.5
Other	6,092	6,660	(568)	(8.5)
Total*	$745,030	$704,486	$40,544	5.8%

* Includes international sales of:	$205,117	$212,005	$(6,888)	(3.2)%

	Six Months Ended
	May 2,	May 3,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$824,029	$825,580	$(1,551)	(0.2)%
Residential	357,947	322,337	35,610	11.0
Other	9,035	1,230	7,805	NM
Total*	$1,191,011	$1,149,147	$41,864	3.6%

* Includes international sales of:	$356,380	$353,596	$2,784	0.8%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	May 2,	May 3,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$122,367	$112,275	$10,092	9.0%
Residential	23,822	24,679	(857)	(3.5)
Other	(17,073)	(20,637)	3,564	17.3
Total	$129,116	$116,317	$12,799	11.0%

	Six Months Ended
	May 2,	May 3,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$169,830	$173,013	$(3,183)	(1.8)%
Residential	41,956	36,833	5,123	13.9
Other	(43,915)	(50,131)	6,216	12.4
Total	$167,871	$159,715	$8,156	5.1%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter of fiscal 2014 increased 6.5 percent compared to the second quarter of fiscal 2013. However, for the year-to-date period of fiscal 2014 compared to the same period in the prior fiscal year, net sales for the professional segment were essentially flat. Sales and demand of landscape contractor equipment were up for the second quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year as we believe that contractors experienced increased income from favorable snow falls this past winter that were reinvested in turf equipment. Professional segment sales were also positively impacted for the second quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year by higher sales of our micro-irrigation products from continued market growth and demand for our precision irrigation solutions in agricultural markets, demand for rental and construction equipment, including recently acquired products that have been introduced under the Toro brand, and our innovative product offerings of golf equipment and irrigation systems. Slightly offsetting those sales increases for the second quarter comparison were lower sales of our professional products in international markets due to preseason shipments of turf equipment in the first quarter of fiscal 2014. For the year-to-date period of fiscal 2014 compared to the same period last fiscal year, professional segment net sales were negatively impacted due to the strong demand we experienced in the first quarter of fiscal 2013, that was not repeated this fiscal year, for products subject to Tier 4 diesel engine emission requirements, as previously discussed. In addition, sales and demand of golf and grounds equipment for the year-to-date comparison were down primarily due to the wet and cold weather conditions in certain key regions.

Operating Earnings. Operating earnings for the professional segment in the second quarter of fiscal 2014 increased 9.0 percent compared to the second quarter of fiscal 2013 due to higher sales volumes. However, for the year-to-date period of fiscal 2014, professional segment operating earnings decreased 1.8 percent compared to the same period in the prior fiscal year. Expressed as a percentage of net sales, professional segment operating margin increased to 23.2 percent compared to 22.6 percent in the second quarter of fiscal 2013, and fiscal 2014 year-to-date professional segment operating margin decreased to 20.6 percent from 21.0 percent in the same period last fiscal year. The profit improvement as a percent of net sales for the second quarter comparison was attributable to leveraging fixed SG&A costs over higher sales volumes. The decrease for the year-to-date period was a result of lower sales volumes and higher SG&A costs, including an increase in warranty expense caused by rework campaigns for certain professional segment products.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date periods of fiscal 2014 increased 4.5 percent and 11.0 percent, respectively, compared to the same periods in the prior fiscal year. The sales increases were largely due to higher shipments from strong retail demand for our zero turn riding mowers, including our enhanced products, as customers continued to transition to this mowing platform. Sales of electric trimmer and blower products also increased due to additional product placement. For the year-to-date comparison, higher snow thrower product and parts sales contributed to our sales growth due to heavy snowfall across key markets during the first quarter of fiscal 2014 compared to lower snowfall accumulations during the first quarter of fiscal 2013. However, sales in Australia for both the second quarter and year-to-date comparisons were down primarily due to unfavorable foreign currency exchange rate changes and weather conditions. Overall, worldwide sales of walk power mowers were essentially flat in the second quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year as the late arrival of spring weather conditions hampered demand for the respective periods in fiscal 2014 and 2013, which was offset by positive customer response to new products and expanded product placement for certain models.

Operating Earnings. Operating earnings for the residential segment in the second quarter of fiscal 2014 decreased 3.5 percent compared to the second quarter of fiscal 2013. However, operating earnings increased 13.9 percent for the year-to-date period of fiscal 2014 compared to the same period in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin decreased to 11.3 percent from 12.3 percent in the second quarter of fiscal 2013, whereas fiscal 2014 year-to-date residential segment operating margin increased to 11.7 percent compared to 11.4 percent in the same period last fiscal year. The operating earnings decrease for the second quarter comparison was largely due to a combination of higher commodity costs, a supplier component rework issue that impacted certain walk power mowers, and unfavorable foreign currency exchange rate changes. The profit improvements for the year-to-date comparison were primarily due to higher sales volumes and leveraging fixed SG&A costs over increased sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the second quarter of fiscal 2014 slightly decreased $0.6 million compared to the second quarter of fiscal 2013. For the year-to-date period of fiscal 2014, the other segment net sales increased $7.8 million compared to the same period in the prior fiscal year due primarily to a decrease in sales that were eliminated from increased shipments of pre-Tier 4 products to our distribution companies in the first quarter of fiscal 2013 that was not repeated this fiscal year.

Operating Losses. Operating losses for the other segment in the second quarter and year-to-date periods of fiscal 2014 decreased $3.6 million and $6.2 million, respectively, compared to the same periods in the prior fiscal year. These decreases were due to a reduction in self-insured health care costs due in part from favorable claims experience, a reduction in interest expense, somewhat offset by an increase in incentive compensation. For the year-to-date period of fiscal 2014 compared to the same period last fiscal year, operating losses decreased due also to a reduction in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies due to lower inventory levels at those distribution companies.

FINANCIAL POSITION

Working Capital

In fiscal 2014, we have placed, and plan to continue to place, emphasis on improving asset utilization, with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. We continue to make good progress towards our effort to reduce working capital, as evidenced by lower inventory levels of $7.5 million, or 2.4 percent, as of the end of the second quarter of fiscal 2014 compared to the end of the second quarter of fiscal 2013. This decrease was due mainly to lower snow thrower inventory levels from higher sales volumes.

Receivables as of the end of the second quarter of fiscal 2014 increased $5.7 million, or 1.9 percent, compared to the end of the second quarter of fiscal 2013 as a result of higher sales. Our average days sales outstanding for receivables increased to 35.5 days based on sales for the last twelve months ended May 2, 2014, compared to 35.0 days for the twelve months ended May 3, 2013. In addition, accounts payable increased as of the end of our second quarter of fiscal 2014 compared to the same period last fiscal year, by $32.3 million, or 15.8 percent, due to recent purchases of commodities and components as we anticipate strong product demand in the second half of fiscal 2014.

We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period. The combination of our efforts to reduce our working capital, as mentioned above, resulted in lower working capital of $34.1 million as of the end of the second quarter of fiscal 2014 compared to the end of the second quarter of fiscal 2013. Our average net working capital as a percentage of net sales for the twelve months ended May 2, 2014 was also down, to 15.5 percent, compared to 16.3 percent for the twelve months ended May 3, 2013.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and upgrading of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our fixed rate long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing and anticipated financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Capital expenditures for fiscal 2014 are planned to be approximately in the range of $65 to $70 million as we expect to continue to invest in new product tooling and replacement production equipment, as well as expansion and construction of facilities, including the expansion of our corporate facilities located in Bloomington, Minnesota.

Our Board of Directors approved a cash dividend of $0.20 per share for the second quarter of fiscal 2014 paid on April 14, 2014, which was an increase of 42.9 percent over our cash dividend of $0.14 per share for the second quarter of fiscal 2013.

Cash Flow. We historically use more operating cash in the first half of our fiscal year than the second half of our fiscal year due to the seasonality of our business. Cash provided by operating activities for the first six months of fiscal 2014 increased $41.3 million compared to the first six months of fiscal 2013, mainly as a result of a decrease in working capital requirements, as previously mentioned, and higher net earnings. Cash used for investing activities increased $14.0 million during the first six months of fiscal 2014 compared to the first six months of fiscal 2013 due mainly to higher purchases of property, plant, and equipment. Cash used for financing activities for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was also up, by $36.1 million, due to an increase in cash utilized for share repurchases and cash dividends paid on our stock.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior four-year revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $12.3 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of May 2, 2014, we had no outstanding short-term debt under our credit facilities and an aggregate of $8.9 million of outstanding letters of credit. As of May 2, 2014, we had an aggregate of $153.4 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of May 2, 2014, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of May 2, 2014, and we expect to be in compliance with all covenants during the remainder of fiscal 2014. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR, or other rates quoted by the Administrative Agent, Bank of America, N.A., we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2014 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.     Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $8.4 million of receivables from us during the first six months of fiscal 2014. As of May 2, 2014, $11.4 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2014, average prices paid for commodities and components we purchase were higher compared to the average prices paid for commodities and components in the first six months of fiscal 2013, which hindered our gross margin rate in the first half of fiscal 2014 compared to the first half of fiscal 2013. We intend to continue to closely follow the commodities and components that affect our product lines, and we anticipate limited inflationary pressure on average prices to be paid for commodities and components for the remainder of fiscal 2014, causing them to be higher than average prices paid for commodities and components during fiscal 2013. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity costs increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2013 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

No new accounting pronouncement that has been issued but not yet effective for us during the second quarter of fiscal 2014 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “guidance,” “forecast,” “goal,” “optimistic,” “anticipate,” “continue,” “plan,” “estimate,” “project,” “believe,” “should,” “could,” “will,” “would,” “possible,” “may,” “likely,” “intend,” and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

•            Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, petroleum-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs may adversely affect our profit margins and business.

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

•           We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing facilities, open and manage new facilities, including our new distribution facility in Ankeny, Iowa, and/or move production between manufacturing facilities could adversely affect our business and operating results. In late fiscal 2013, we acquired a company and began operations at a new micro-irrigation facility in China. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products to be produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover our investment in the new facility and our operating results may be adversely affected.

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

•            We are required to comply with “conflict minerals” rules promulgated by the SEC, which has imposed costs on us and raised reputational and other risks. The new rules required us to engage in due diligence efforts for the 2013 calendar year and subsequent years, with initial disclosures that we filed with the SEC on June 2, 2014, and subsequent disclosures required no later than May 31 of each following year. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders.

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

•            We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our business, reputation, operating results, or financial condition.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2014 and 2015. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended May 2, 2014 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.9133	$48,522.4	$583.3	$(1,011.7)
Buy US dollar/Sell Canadian dollar	1.0985	10,514.8	34.4	267.4
Buy US dollar/Sell Euro	1.3632	118,121.4	(740.2)	(2,420.4)
Buy US dollar/Sell British pound	1.6453	6,252.0	—	(153.5)
Buy Euro/Sell US dollar	1.3868	6,129.4	—	(358.5)
Buy Mexican peso/Sell US dollar	13.6003	30,661.1	(73.5)	549.0
Buy Euro/Sell Romanian New Leu	4.4377	11,787.6	(255.8)	(295.0)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our second quarter ended May 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2014 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

February 1, 2014 through February 28, 2014	83,020	$63.54	83,020	3,577,218

March 1, 2014 through March 28, 2014	175,600	65.53	175,600	3,401,618

March 29, 2014 through May 2, 2014	362,995	63.25	359,200	3,042,418

Total	621,615	$63.93	617,820

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)         Includes 2,863 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s incentive plan. These 2,863 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 932 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $62.45 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 932 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2014, filed with the SEC on June 4, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended May 2, 2014 and May 3, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended May 2, 2014 and May 3, 2013, (iii) Condensed Consolidated Balance Sheets as of May 2, 2014, May 3, 2013, and October 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three and six-month periods ended May 2, 2014 and May 3, 2013, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: June 4, 2014	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)