Form 10-Q
period 2014-08-01
TORO CO
filed 2014-09-04
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2014

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

The number of shares of common stock outstanding as of August 26, 2014 was 55,669,415.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2014	2013	2014	2013
Net sales	$567,540	$509,918	$1,758,551	$1,659,065
Cost of sales	365,460	331,887	1,128,417	1,062,916
Gross profit	202,080	178,031	630,134	596,149
Selling, general, and administrative expense	130,043	119,451	386,620	373,894
Operating earnings	72,037	58,580	243,514	222,255
Interest expense	(3,629)	(3,909)	(11,065)	(12,307)
Other income, net	2,390	2,982	6,220	7,420
Earnings before income taxes	70,798	57,653	238,669	217,368
Provision for income taxes	20,785	17,556	75,701	67,473
Net earnings	$50,013	$40,097	$162,968	$149,895

Basic net earnings per share of common stock	$0.89	$0.70	$2.88	$2.58

Diluted net earnings per share of common stock	$0.87	$0.68	$2.82	$2.53

Weighted-average number of shares of common stock outstanding — Basic	55,965	57,653	56,494	58,091

Weighted-average number of shares of common stock outstanding — Diluted	57,320	58,913	57,800	59,266

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2014	2013	2014	2013
Net earnings	$50,013	$40,097	$162,968	$149,895
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(620)	(5,583)	541	(5,037)
Derivative instruments, net of tax of $531, $(37), $891, and $596, respectively	446	(128)	1,036	546
Other comprehensive (loss) income	(174)	(5,711)	1,577	(4,491)
Comprehensive income	$49,839	$34,386	$164,545	$145,404

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	August 1,	August 2,	October 31,
	2014	2013	2013
ASSETS
Cash and cash equivalents	$177,894	$161,180	$182,993
Receivables, net	215,595	202,148	157,171
Inventories, net	293,761	258,929	240,089
Prepaid expenses and other current assets	33,764	27,426	33,258
Deferred income taxes	38,735	62,324	39,756
Total current assets	759,749	712,007	653,267

Property, plant, and equipment	770,758	710,825	721,504
Less accumulated depreciation	567,930	530,882	536,408
	202,828	179,943	185,096

Long-term deferred income taxes	25,951	98	—
Other assets	22,226	19,351	44,163
Goodwill	91,812	91,951	91,914
Other intangible assets, net	25,261	27,780	28,308
Total assets	$1,127,827	$1,031,130	$1,002,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$140	$—	$—
Short-term debt	1,134	—	—
Accounts payable	168,956	124,244	136,158
Accrued liabilities	289,519	284,702	252,687
Total current liabilities	459,749	408,946	388,845

Long-term debt, less current portion	223,800	223,528	223,544
Deferred revenue	11,102	10,547	10,899
Deferred income taxes	5,969	2,898	5,969
Other long-term liabilities	14,474	6,592	14,753

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 55,705,894 shares as of August 1, 2014, 57,142,923 shares as of August 2, 2013, and 56,788,723 shares as of October 31, 2013	55,706	57,143	56,789
Retained earnings	368,020	335,941	314,519
Accumulated other comprehensive loss	(10,993)	(14,465)	(12,570)
Total stockholders’ equity	412,733	378,619	358,738
Total liabilities and stockholders’ equity	$1,127,827	$1,031,130	$1,002,748

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	August 1,	August 2,
	2014	2013
Cash flows from operating activities:
Net earnings	$162,968	$149,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(5,598)	(5,658)
Provision for depreciation and amortization	38,104	39,204
Stock-based compensation expense	8,478	7,927
(Increase) decrease in deferred income taxes	(43)	183
Other	2	28
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables, net	(59,774)	(56,762)
Inventories, net	(53,716)	(12,048)
Prepaid expenses and other assets	1,167	(1,539)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	72,625	36,910
Net cash provided by operating activities	164,213	158,140

Cash flows from investing activities:
Purchases of property, plant, and equipment	(53,228)	(34,390)
Proceeds from asset disposals	161	344
Distributions from finance affiliate, net	2,324	2,977
Acquisition, net of cash acquired	(715)	—
Net cash used in investing activities	(51,458)	(31,069)

Cash flows from financing activities:
Increase in (repayments of) short-term debt	300	(415)
Increase in (repayments of) long-term debt	18	(1,769)
Excess tax benefits from stock-based awards	8,536	5,196
Proceeds from exercise of stock options	6,813	8,146
Purchases of Toro common stock	(100,507)	(76,003)
Dividends paid on Toro common stock	(33,871)	(24,453)
Net cash used in financing activities	(118,711)	(89,298)

Effect of exchange rates on cash and cash equivalents	857	(2,449)

Net (decrease) increase in cash and cash equivalents	(5,099)	35,324
Cash and cash equivalents as of the beginning of the fiscal period	182,993	125,856
Cash and cash equivalents as of the end of the fiscal period	$177,894	$161,180

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

August 1, 2014

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended August 1, 2014 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2014.

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

Acquisition

During the first quarter of fiscal 2014, the company completed the acquisition of certain assets of a quality value-priced line of outdoor lighting fixtures and accessories for the landscape lighting market. The acquisition was accounted for as a business combination and was immaterial based on the company’s consolidated financial condition and results of operations.

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

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first nine months of fiscal 2014 and 2013 was $59.31 and $42.06, respectively. No performance share awards were granted during the third quarter of fiscal 2014 or 2013.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted, including to officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first nine months of fiscal 2014 and 2013 was $63.09 and $46.22, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
(Shares in thousands)	2014	2013	2014	2013
Basic
Weighted-average number of shares of common stock	55,965	57,653	56,477	58,059
Assumed issuance of contingent shares	—	—	17	32
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,965	57,653	56,494	58,091
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,965	57,653	56,494	58,091
Effect of dilutive securities	1,355	1,260	1,306	1,175
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	57,320	58,913	57,800	59,266

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options, restricted stock, and restricted stock units of 153,651 and 204,461 shares during the third quarter of fiscal 2014 and 2013, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive. For the year-to-date periods through the third quarter of fiscal 2014 and 2013, options, restricted stock, and restricted stock units of 239,058 and 328,703 shares, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive.

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

Inventories were as follows:

	August 1,	August 2,	October 31,
(Dollars in thousands)	2014	2013	2013
Raw materials and work in process	$88,140	$80,176	$87,668
Finished goods and service parts	270,996	242,560	217,796
Total FIFO value	359,136	322,736	305,464
Less: adjustment to LIFO value	65,375	63,807	65,375
Total	$293,761	$258,929	$240,089

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2014 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2013	$80,962	$10,952	$91,914
Translation adjustments	(36)	(66)	(102)
Balance as of August 1, 2014	$80,926	$10,886	$91,812

Other Intangible Assets

The components of other intangible assets were as follows:

(Dollars in thousands) August 1, 2014	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$10,705	$(8,838)	$1,867
Non-compete agreements	1.5-10	7,041	(5,118)	1,923
Customer-related	1.5-13	8,711	(5,364)	3,347
Developed technology	1.5-10	28,873	(16,055)	12,818
Trade names	1.5-5	1,515	(1,090)	425
Other		800	(800)	—
Total amortizable		57,645	(37,265)	20,380
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$62,526	$(37,265)	$25,261

October 31, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	1.5-13	$10,213	$(8,537)	$1,676
Non-compete agreements	1.5-10	6,849	(4,488)	2,361
Customer-related	1.5-13	8,654	(4,660)	3,994
Developed technology	1.5-10	28,224	(13,478)	14,746
Trade names	1.5-5	1,515	(865)	650
Other		800	(800)	—
Total amortizable		56,255	(32,828)	23,427
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$61,136	$(32,828)	$28,308

Amortization expense for intangible assets during the first nine months of fiscal 2014 was $4.5 million. Estimated amortization expense for the remainder of fiscal 2014 and succeeding fiscal years is as follows: fiscal 2014 (remainder), $1.5 million; fiscal 2015, $5.6 million; fiscal 2016, $5.1 million; fiscal 2017, $4.2 million; fiscal 2018, $2.1 million; fiscal 2019, $1.2 million; and after fiscal 2019, $0.7 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of August 1, 2014 was $16.6 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.4 million as of August 1, 2014.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the nine months ended August 1, 2014 and August 2, 2013 was $1,019.3 million and $962.5 million, respectively.

As of July 31, 2014, Red Iron’s total assets were $332.9 million and total liabilities were $296.1 million.

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

Warranty provisions, claims, and changes in estimates for the first nine months of fiscal 2014 and 2013 were as follows:

	Nine Months Ended
	August 1,	August 2,
(Dollars in thousands)	2014	2013
Beginning balance	$72,177	$69,848
Warranty provisions	34,078	33,875
Warranty claims	(25,052)	(24,624)
Changes in estimates	(1,510)	(1,928)
Ending balance	$79,693	$77,171

Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	August 1,	August 2,	October 31,
(Dollars in thousands)	2014	2013	2013
Foreign currency translation adjustments	$7,166	$10,496	$7,778
Pension and post-retirement benefits	3,754	4,304	3,683
Derivative instruments	73	(335)	1,109
Total accumulated other comprehensive loss	$10,993	$14,465	$12,570

The components and activity of AOCL are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefits	Derivative Instruments	Total
Balance as of October 31, 2013	$7,778	$3,683	$1,109	$12,570
Other comprehensive (income) loss before reclassifications	(612)	71	450	(91)
Amounts reclassified from AOCL	—	—	(1,486)	(1,486)
Net current period other comprehensive (income) loss	$(612)	$71	$(1,036)	$(1,577)
Balance as of August 1, 2014	$7,166	$3,754	$73	$10,993

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended August 1, 2014	Professional	Residential	Other	Total
Net sales	$384,678	$175,717	$7,145	$567,540
Intersegment gross sales	11,964	128	(12,092)	—
Earnings (loss) before income taxes	74,835	18,698	(22,735)	70,798

Three months ended August 2, 2013	Professional	Residential	Other	Total
Net sales	$343,866	$155,452	$10,600	$509,918
Intersegment gross sales	7,628	149	(7,777)	—
Earnings (loss) before income taxes	60,508	15,070	(17,925)	57,653

Nine months ended August 1, 2014	Professional	Residential	Other	Total
Net sales	$1,208,707	$533,664	$6,180	$1,758,551
Intersegment gross sales	31,878	378	(32,256)	—
Earnings (loss) before income taxes	244,665	60,654	(66,650)	238,669
Total assets	616,305	186,079	325,443	1,127,827

Nine months ended August 2, 2013	Professional	Residential	Other	Total
Net sales	$1,169,446	$477,789	$11,830	$1,659,065
Intersegment gross sales	34,401	354	(34,755)	—
Earnings (loss) before income taxes	233,521	51,903	(68,056)	217,368
Total assets	573,089	177,495	280,546	1,031,130

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands)	2014	2013	2014	2013
Corporate expenses	$(22,101)	$(18,985)	$(62,448)	$(61,304)
Interest expense, net	(3,629)	(3,909)	(11,065)	(12,307)
Other	2,995	4,969	6,863	5,555
Total	$(22,735)	$(17,925)	$(66,650)	$(68,056)

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities primarily involve the use of forward currency contracts and cross currency swaps that are intended to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company also has made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company’s primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

Cash flow hedges. The company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged transactions, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and foreign plant operations. Changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income (“OCI”), until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statements of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income, net. For the third quarter and year-to-date periods of fiscal 2014, there were immaterial losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of August 1, 2014 and August 2, 2013, the notional amount outstanding of forward contracts designated as cash flow hedges was $108.6 million and $80.4 million, respectively. Additionally, as of August 1, 2014, the company had one cross currency interest rate swap instrument outstanding for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euro.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	August 1, 2014		August 2, 2013		August 1, 2014		August 2, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$1,263	Prepaid expenses	$796	Accrued liabilities	$62	Accrued liabilities	$178
Cross currency contract	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	701	Accrued liabilities	428

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	261	Prepaid expenses	2,305	Accrued liabilities	412	Accrued liabilities	178
Cross currency contract	Prepaid expenses	61	Prepaid expenses	83	Accrued liabilities	—	Accrued liabilities	—

Total Derivatives		$1,585		$3,184		$1,175		$784

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and nine months ended August 1, 2014 and August 2, 2013, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	August 1,	August 2,		August 1,	August 2,		August 1,	August 2,
For the three months ended	2014	2013		2014	2013		2014	2013
Forward currency contracts	$952	$459	Net sales	$(369)	$(114)	Other income, net	$(63)	$5
Forward currency contracts	(216)	(491)	Cost of sales	61	185
Cross currency contracts	(292)	(97)	Other income, net	(212)	126
Total	$444	$(129)		$(520)	$197

	August 1,	August 2,		August 1,	August 2,		August 1,	August 2,
For the nine months ended	2014	2013		2014	2013		2014	2013
Forward currency contracts	$1,694	$1,133	Net sales	$(1,140)	$(1,456)	Other income, net	$(204)	$706
Forward currency contracts	(333)	110	Cost of sales	93	426
Cross currency contracts	(330)	(702)	Other income, net	(439)	(713)
Total	$1,031	$541		$(1,486)	$(1,743)

As of August 1, 2014, the company expects to reclassify approximately $0.5 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	August 1,	August 2,	August 1,	August 2,
(Dollars in thousands)	Recognized in Net Earnings	2014	2013	2014	2013

Forward currency contracts	Other income, net	$2,474	$3,227	$(553)	$2,267
Cross currency contracts	Other income, net	421	(100)	181	(281)
		$2,895	$3,127	$(372)	$1,986

The company entered into an International Swap Dealers Association (“ISDA”) Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative contracts at the net amount in its consolidated balance sheets.

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
August 1, 2014	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$1,572	(48)	$1,524	$(560)	$86	$(474)
Cross currency contracts	61	—	61	(701)	—	(701)
	$1,633	$(48)	$1,585	$(1,261)	$86	$(1,175)

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
August 2, 2013	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$3,272	(171)	$3,101	$(356)	$—	$(356)
Cross currency contracts	83	—	83	(428)	—	(428)
	$3,355	$(171)	$3,184	$(784)	$—	$(784)

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

Assets and liabilities measured at fair value on a recurring basis, as of August 1, 2014, August 2, 2013, and October 31, 2013 are summarized below:

(Dollars in thousands)
August 1, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$177,894	$177,894	$—	—
Forward currency contracts	1,524	—	1,524	—
Cross currency contracts	61	—	61	—
Total assets	$179,479	$177,894	$1,585	—
Liabilities:
Forward currency contracts	$474	—	$474	—
Cross currency contracts	701	—	701	—
Deferred compensation liabilities	2,290	—	2,290	—
Total liabilities	$3,465	—	$3,465	—

August 2, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$161,180	$161,180	$—	—
Forward currency contracts	3,101	—	3,101	—
Cross currency contracts	83	—	83	—
Total assets	$164,364	$161,180	$3,184	—
Liabilities:
Forward currency contracts	$356	—	$356	—
Cross currency contracts	428	—	428	—
Deferred compensation liabilities	2,982	—	2,982	—
Total liabilities	$3,766	—	$3,766	—

October 31, 2013	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$182,993	$182,993	$—	—
Forward currency contracts	1,266	—	1,266	—
Total assets	$184,259	$182,993	$1,266	—
Liabilities:
Forward currency contracts	$1,931	—	$1,931	—
Cross currency contracts	443	—	443	—
Deferred compensation liabilities	2,777	—	2,777	—
Total liabilities	$5,151	—	$5,151	—

There were no transfers between Level 1 and Level 2 during the three and nine months ended August 1, 2014 and August 2, 2013, or the twelve months ended October 31, 2013.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled “Forward-Looking Information” located at the end of Part I, Item 2 of this report for more information.

RESULTS OF OPERATIONS

Overview

For the third quarter of fiscal 2014, we achieved net sales and net earnings growth of 11.3 percent and 24.7 percent, respectively, compared to the third quarter of fiscal 2013. For year-to-date of fiscal 2014, net sales and net earnings increased 6.0 percent and 8.7 percent, respectively, compared to the same period in the prior fiscal year. Professional segment sales increased 11.9 percent in the third quarter of fiscal 2014 compared to the same period in fiscal 2013 as a result of strong demand for golf and grounds equipment and irrigation products, including the successful introduction of new products, increased sales of landscape contractor equipment, and higher sales of micro-irrigation products from continued growth and demand. Additionally, professional segment sales benefited in the fiscal 2014 third quarter comparison as sales of certain large turf products subject to the Tier 4 diesel engine emission requirements returned to sales volumes we experienced before the Tier 4 requirements were adopted. We experienced low sales of products that were subject to Tier 4 requirements in the third quarter of fiscal 2013 as a result of strong demand we experienced in the first quarter of fiscal 2013 as customers purchased products in advance of then anticipated price increases for such products subject to Tier 4 requirements that were manufactured after January 1, 2013. For the year-to-date period of fiscal 2014 compared to the same period last fiscal year, professional segment net sales increased 3.4 percent due mainly to strong demand for landscape contractor equipment, higher sales of micro-irrigation products, and increased sales of rental and construction equipment. Residential segment sales were up 13.0 percent and 11.7 percent for our third quarter and year-to-date periods of fiscal 2014, respectively, compared to the same periods in the prior fiscal year. These sales increases were driven by strong preseason shipments of snow thrower products due to low field inventory levels and anticipated higher retail demand following strong sales from heavy snow falls during the 2013/2014 snow season, which also benefited our snow thrower sales for the year-to-date comparison. In addition, higher shipments and demand for our zero turn riding mowers contributed to our residential segment net sales growth for both the third quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year. However, sales in Australia for both the third quarter and year-to-date comparisons were down primarily due to unfavorable weather conditions and foreign currency exchange rate changes.

Our net earnings growth in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 resulted primarily from increased sales, leveraging fixed SG&A costs over higher sales volumes, an improvement in our gross margin rate, and a decline in our effective tax rate. For the year-to-date period of fiscal 2014 compared to the same period in the prior fiscal year, our net earnings growth was attributable to increased sales, leveraging fixed SG&A costs over higher sales volumes, and a decrease in interest expense, partially offset by an increase in our effective tax rate.

Our overall financial condition remains strong. Inventory levels increased $34.8 million, or 13.5 percent, as of the end of the third quarter of fiscal 2014 compared to the end of the third quarter of fiscal 2013 as we built inventory in anticipation of strong demand, including for some products impacted by the continued phase-in of applicable Tier 4 diesel engine emission requirements. Our receivables increased by $13.4 million, or 6.7 percent, as of the end of the third quarter of fiscal 2014 compared to the end of the third quarter of fiscal 2013 due to higher sales volumes, and accounts payable increased $44.7 million, or 36.0 percent, as of the end of our third quarter of fiscal 2014 compared to the same period last fiscal year due to recent purchases as we anticipate strong product demand in the fourth quarter of fiscal 2014. We also increased our third quarter cash dividend by 42.9 percent to $0.20 per share compared to the $0.14 per share cash dividend paid in the third quarter of fiscal 2013.

Our multi-year initiative, “Destination 2014,” which began with our 2011 fiscal year, has taken us to our centennial in 2014 and into our second century. This is our final year of this four-year initiative, which is intended to focus our efforts on driving our legacy of excellence through building caring relationships and engaging in innovation. Through our Destination 2014 initiative financial goals, we strive to achieve $100 million in organic revenue growth each fiscal year and 12 percent operating earnings as a percentage of net sales by the end of fiscal 2014. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.

Net Earnings

Net earnings for the third quarter of fiscal 2014 were $50.0 million, or $0.87 per diluted share, compared to $40.1 million, or $0.68 per diluted share, for the third quarter of fiscal 2013, resulting in a net earnings per diluted share increase of 27.9 percent. Year-to-date net earnings in fiscal 2014 were $163.0 million, or $2.82 per diluted share, compared to $149.9 million, or $2.53 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 11.5 percent. The primary factors contributing to our earnings improvements were leveraging SG&A costs over higher sales volumes, an improvement in our gross margin rate for the third quarter comparison, a decline in interest expense, and a lower effective tax rate for the third quarter comparison, as described previously. In addition, third quarter and year-to-date fiscal 2014 net earnings per diluted share were benefited by approximately $0.02 per share and $0.07 per share, respectively, compared to the same periods in fiscal 2013, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.4)	(65.1)	(64.2)	(64.1)
Gross margin	35.6	34.9	35.8	35.9
SG&A expense	(22.9)	(23.4)	(22.0)	(22.5)
Operating earnings	12.7	11.5	13.8	13.4
Interest expense	(0.6)	(0.8)	(0.6)	(0.7)
Other income, net	0.4	0.6	0.4	0.4
Provision for income taxes	(3.7)	(3.4)	(4.3)	(4.1)
Net earnings	8.8%	7.9%	9.3%	9.0%

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2014 were $567.5 million, up 11.3 percent compared to the third quarter of fiscal 2013. For the year-to-date period of fiscal 2014, net sales were $1,758.6 million, up 6.0 percent from the same period in the prior fiscal year. Worldwide professional segment net sales were up 11.9 percent and 3.4 percent for the third quarter and year-to-date periods of fiscal 2014, respectively, compared to the same periods in the prior fiscal year. Professional segment sales for the third quarter comparison were positively impacted from strong demand for golf and grounds equipment and irrigation products, including the successful introduction of new products, increased sales of landscape contractor equipment, and higher sales of micro-irrigation products from continued growth and demand. Additionally, professional segment sales benefited in the fiscal 2014 third quarter comparison as sales of certain large turf products subject to the Tier 4 diesel engine emission requirements returned to sales volumes we experienced before the Tier 4 requirements were adopted, as previously discussed. For the year-to-date period of fiscal 2014 compared to the same period last fiscal year, professional segment sales increased 3.4 percent due mainly to strong demand for landscape contractor equipment, higher sales of micro-irrigation products, and increased sales of rental and construction equipment.

Residential segment net sales were up 13.0 percent and 11.7 percent for the third quarter and year-to-date periods of fiscal 2014, respectively, compared to the same periods in the prior fiscal year. These sales increases were primarily driven by strong preseason shipments of snow thrower products due to low field inventory levels and anticipated higher retail demand following strong sales from heavy snow falls during the 2013/2014 snow season, which also benefited our snow thrower sales for the year-to-date comparison. In addition, higher shipments and demand for our zero turn riding mowers, including our enhanced products, contributed to our residential segment net sales growth for both the third quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year. However, sales in Australia were down in both the third quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year primarily due to unfavorable weather conditions that reduced demand, as well as unfavorable foreign currency exchange rate fluctuations.

Net sales for our other segment were down $3.5 million for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 due to increased sales of professional segment products to our company-owned distribution companies that were eliminated in our other segment. However, for the year-to-date period of fiscal 2014 compared to the same period last fiscal year, other segment net sales were up $4.4 million due to a reduction of sales that were eliminated for shipments to our company-owned distribution companies as a result of strong professional segment net sales last fiscal year in the first quarter that did not occur this year, mainly for products subject to the Tier 4 diesel engine requirements, as previously discussed. Additionally, sales were up for our company-owned distribution companies that benefited our other segment net sales.

International net sales were slightly up, by 2.1 percent and 1.1 percent, for the third quarter and year-to-date periods of fiscal 2014, respectively, compared to the same periods in the prior fiscal year. Changes in currency exchange rates resulted in a benefit to our net sales of approximately $1.1 million for the third quarter of fiscal 2014. However, for the year-to-date period of fiscal 2014, changes in exchange rates resulted in a reduction to our net sales of approximately $4.2 million.

For both the third quarter and year-to-date periods of fiscal 2014 as compared to the same periods last fiscal year, retail demand increased for our innovative product offerings. Field inventory levels as of the end of the third quarter of fiscal 2014 were up in relation to our year-to-date sales growth as compared to the end of the same period in the prior fiscal year due to anticipated continued demand for our products in the fourth quarter of fiscal 2014 and expansion of new markets.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2014 increased 70 basis points to 35.6 percent compared to 34.9 percent in the third quarter of fiscal 2013. The gross profit improvement was primarily due to favorable product mix from increased sales of products that carry higher average gross margins, improved price realization, and production efficiencies mainly from cost reduction efforts. These increases were partially offset by higher commodity prices, namely for steel and resins, and a supplier component rework issue that impacted certain walk power mowers. Gross profit as a percent of net sales for the year-to-date period of fiscal 2014 decreased slightly, by 10 basis points, to 35.8 percent compared to 35.9 percent for the year-to-date period of fiscal 2013. This decrease resulted from a lower proportion of professional segment sales that carry higher average gross margins than our residential segment, higher commodity prices, unfavorable currency exchange rate fluctuations, and a supplier component rework issue, as mentioned above. This decrease was partially offset by improved price realization and production efficiencies mainly from cost reduction efforts.

Selling, General, and Administrative Expense

SG&A expense increased $10.6 million, or 8.9 percent, for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 and increased $12.7 million, or 3.4 percent, for the year-to-date period of fiscal 2014 compared to the year-to-date period of fiscal 2013. As a percentage of net sales, SG&A expense decreased 50 basis points for both the third quarter and year-to-date periods of fiscal 2014 as compared to the same periods in the prior fiscal year. These decreases as a percentage of net sales were largely due to leveraging SG&A expense over higher sales volumes and a decline in warranty expense resulting from favorable claims experience, somewhat offset by an increase in marketing expense, investments in engineering and new product development, higher incentive compensation expense from improved financial performance, as well as incremental SG&A costs from prior acquisitions of $1.1 million for the third quarter of fiscal 2014 and $2.9 million for the year-to-date period of fiscal 2014.

Interest Expense

Interest expense for the third quarter and year-to-date periods of fiscal 2014 decreased by 7.2 percent and 10.1 percent, respectively, compared to the same periods last fiscal year due to higher capitalized interest from capital projects.

Other Income, Net

Other income, net for the third quarter and year-to-date periods of fiscal 2014 decreased $0.6 million and $1.2 million, respectively, compared to the same periods last fiscal year primarily due to an increase in foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2014 was 29.4 percent compared to 30.5 percent in the third quarter of 2013. This decline was mainly due to a discrete benefit relating to the change in tax accounting method filed which had the effect of recouping basis for previously disposed assets. The effective tax rate for the year-to-date periods of fiscal 2014 and 2013 was 31.7 percent and 31.0 percent, respectively. The increase in the effective tax rate for the year-to-date period was primarily the result of the benefit we received in the first quarter of fiscal 2013 from the retroactive reinstatement of the domestic research tax credit, which expired on December 31, 2013, which was partially offset by a discrete benefit relating to the change in tax accounting method filed in the third quarter of fiscal 2014, as previously discussed.

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

The following table summarizes net sales by segment:

	Three Months Ended
	August 1,	August 2,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$384,678	$343,866	$40,812	11.9%
Residential	175,717	155,452	20,265	13.0
Other	7,145	10,600	(3,455)	(32.6)
Total*	$567,540	$509,918	$57,622	11.3%

* Includes international sales of:	$141,649	$138,718	$2,931	2.1%

	Nine Months Ended
	August 1,	August 2,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$1,208,707	$1,169,446	$39,261	3.4%
Residential	533,664	477,789	55,875	11.7
Other	16,180	11,830	4,350	36.8
Total*	$1,758,551	$1,659,065	$99,486	6.0%

* Includes international sales of:	$498,029	$492,371	$5,658	1.1%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	August 1,	August 2,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$74,835	$60,508	$14,327	23.7%
Residential	18,698	15,070	3,628	24.1
Other	(22,735)	(17,925)	(4,810)	(26.8)
Total	$70,798	$57,653	$13,145	22.8%

	Nine Months Ended
	August 1,	August 2,
(Dollars in thousands)	2014	2013	$ Change	% Change
Professional	$244,665	$233,521	$11,144	4.8%
Residential	60,654	51,903	8,751	16.9
Other	(66,650)	(68,056)	1,406	2.1
Total	$238,669	$217,368	$21,301	9.8%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2014 increased 11.9 percent and 3.4 percent, respectively, compared to the same periods in the prior fiscal year. Professional segment net sales for the third quarter comparison were positively impacted from strong demand for golf and grounds equipment and irrigation products, including the successful introduction of new products, such as our new INFINITY™ sprinklers. Additionally, professional segment sales benefited in the fiscal 2014 third quarter comparison as sales of certain large turf products subject to the Tier 4 diesel engine emission requirements returned to sales volumes we experienced before the Tier 4 requirements were adopted. We experienced low sales of products that were subject to Tier 4 requirements in the third quarter of fiscal 2013 as a result of strong demand we experienced in the first quarter of fiscal 2013 as customers purchased products in advance of then anticipated price increases for such products subject to Tier 4 requirements that were manufactured after January 1, 2013. Sales and demand of landscape contractor equipment were up for the third quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year as contractors continued to invest in turf maintenance equipment. In addition, sales were also positively impacted for the third quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year due to higher sales of our micro-irrigation products from continued market growth and demand for more efficient solutions for agriculture. For the year-to-date period of fiscal 2014 compared to the same period last fiscal year, sales also increased due to demand for rental and construction equipment, including recently acquired products that have been introduced under the Toro brand.

Operating Earnings. Operating earnings for the professional segment in the third quarter of fiscal 2014 increased 23.7 percent and 4.8 percent, respectively, compared to the same periods in the prior fiscal year. Expressed as a percentage of net sales, professional segment operating margin increased to 19.5 percent compared to 17.6 percent in the third quarter of fiscal 2013, and fiscal 2014 year-to-date professional segment operating margin also increased to 20.2 percent compared to 20.0 percent in the same period last fiscal year. The profit improvements were attributable primarily to higher gross margins from improved price realization, favorable product mix, and cost reduction efforts, as well as lower SG&A expense as a percentage of net sales due to the leveraging of fixed SG&A costs over higher sales volumes and a decline in warranty expense resulting from favorable claims experience for the third quarter comparison.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date periods of fiscal 2014 increased 13.0 percent and 11.7 percent, respectively, compared to the same periods in the prior fiscal year. These sales increases were primarily driven by strong preseason shipments of snow thrower products due to low field inventory levels and anticipated higher retail demand following strong sales from heavy snow falls during the 2013/2014 snow season, which also benefited our snow thrower sales for the year-to-date comparison. In addition, sales were positively impacted by higher shipments from strong retail demand for our zero turn riding mowers, including our enhanced products, as customers continued to transition to this mowing platform. Sales of electric handheld products also increased due mainly to additional product placement at mass retailers. Overall, worldwide sales of walk power mowers were essentially flat in the third quarter and year-to-date periods of fiscal 2014 compared to the same periods last fiscal year. The late arrival of spring weather conditions and a supplier related rework issue hampered walk power mower sales for the year-to-date comparison, which was offset by positive customer response to new products and expanded product placement for certain models. In addition, sales in Australia for both the third quarter and year-to-date comparisons were down primarily due to unfavorable weather conditions, as well as unfavorable foreign currency exchange rate fluctuations.

Operating Earnings. Operating earnings for the residential segment in the third quarter of fiscal 2014 increased 24.1 percent and 16.9 percent, respectively, compared to the same periods in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 10.6 percent from 9.7 percent in the third quarter of fiscal 2013, and fiscal 2014 year-to-date residential segment operating margin increased to 11.4 percent compared to 10.9 percent in the same period last fiscal year. The increase in operating margins was attributable to favorable product mix and production efficiencies on increased volumes, partially offset by higher commodity prices and costs related to the supplier component rework issue, as previously discussed. In addition, SG&A expenses as a percentage of net sales were lower for the year-to-date comparison due to the leveraging of fixed SG&A costs over higher sales volumes, partially offset by an increase in marketing expense and investments in engineering and new product development.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the third quarter of fiscal 2014 decreased $3.5 million compared to the third quarter of fiscal 2013 due to an increase in sales eliminated in the other segment resulting from higher shipments to our company-owned distribution companies in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 that had not been sold through to customers. For the year-to-date period of fiscal 2014, the other segment net sales increased $4.4 million compared to the same period in the prior fiscal year due to higher inventory levels of pre-Tier 4 compliant products at our distribution companies in fiscal 2013 that had not been sold through to customers, as well as higher sales volumes at our company-owned distribution companies for the year-to-date period of fiscal 2014 compared to the same period last fiscal year.

Operating Losses. Operating losses for the other segment in the third quarter of fiscal 2014 increased $4.8 million compared to the third quarter of fiscal 2013. The operating loss increase for the third quarter comparison was due mainly to an increase in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies and higher incentive compensation expense. For the year-to-date period of fiscal of 2014, other segment operating earnings decreased $1.4 million compared to the same period in the prior fiscal year. The decrease for the year-to-date period was a result of a reduction in self-insured health care costs, a decline in interest expense, and a decrease in the profit in inventory elimination for the year, slightly offset by higher incentive compensation expense.

FINANCIAL POSITION

Working Capital

In fiscal 2014, we continued to place emphasis on improving asset utilization, with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. During fiscal 2014, we continued to make good progress towards our effort to reduce working capital, as evidenced by lower average inventory levels of $18.3 million, or 5.6 percent, for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. However, inventory levels as of the end of the third quarter of fiscal 2014 compared to the end of the third quarter of fiscal 2013 were higher, by $34.8 million, or 13.5 percent, as we built inventory in anticipation of strong demand, including for certain products impacted by the continued phase-in of applicable Tier 4 diesel engine emission requirements.

Receivables as of the end of the third quarter of fiscal 2014 increased $13.4 million, or 6.7 percent, compared to the end of the third quarter of fiscal 2013 as a result of higher sales volumes. Our average days sales outstanding for receivables decreased to 35.2 days based on sales for the last twelve months ended August 1, 2014, compared to 36.0 days for the twelve months ended August 2, 2013. In addition, accounts payable increased as of the end of our third quarter of fiscal 2014 compared to the same period last fiscal year, by $44.7 million, or 36.0 percent, due to recent purchases in anticipation of strong product demand in the fourth quarter of fiscal 2014.

We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period. The combination of our efforts to reduce our average net working capital, as mentioned above, resulted in a decrease of our average net working capital as a percentage of net sales for the twelve months ended August 1, 2014, to 14.9 percent, compared to 16.9 percent for the twelve months ended August 2, 2013.

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

Our Board of Directors approved a cash dividend of $0.20 per share for the third quarter of fiscal 2014 paid on July 11, 2014, which was an increase of 42.9 percent over our cash dividend of $0.14 per share for the third quarter of fiscal 2013.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2014 increased $6.1 million compared to the first nine months of fiscal 2013, mainly as a result of an increase in accounts payable and higher net earnings, partially offset by an increase in inventory levels. Cash used for investing activities increased $20.4 million during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 due mainly to higher purchases of property, plant, and equipment. Cash used for financing activities for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was also up, by $29.4 million, due to an increase in cash utilized for share repurchases and cash dividends paid on our stock.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior four-year revolving credit facility that expires in July 2015. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $14.0 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of August 1, 2014, we had $1.1 million outstanding short-term debt under our credit facilities and an aggregate of $13.5 million of outstanding letters of credit. As of August 1, 2014, we had an aggregate of $149.4 million of unutilized availability under our credit agreements.

The revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited to payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, we are limited to $50 million per fiscal year if our debt to EBITDA ratio from the previous quarter compliance certificate is greater than 2.75. As of August 1, 2014, we were not limited to payments of cash dividends and stock repurchases as our debt to EBITDA ratio was below 2.75. We were also in compliance with all covenants related to our credit agreement for our revolving credit facility as of August 1, 2014, and we expect to be in compliance with all covenants during the remainder of fiscal 2014. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes and debentures could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 2.00, the basis point spread over LIBOR, or other rates quoted by the Administrative Agent, Bank of America, N.A., we currently pay on our outstanding short-term debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2014 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

In fiscal 2009, we established our Red Iron joint venture with TCFIF. The purpose of Red Iron is to provide inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.     Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $11.4 million of receivables from us during the first nine months of fiscal 2014. As of August 1, 2014, $10.6 million of receivables financed by the third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2014, average prices paid for commodities and components we purchase were higher compared to the average prices paid for commodities and components in the first nine months of fiscal 2013, which hindered our gross margin rate in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. We intend to continue to closely follow the commodities and components that affect our product lines, and we anticipate limited inflationary pressure on average prices to be paid for commodities and components for the remainder of fiscal 2014, causing them to be higher than average prices paid for commodities and components during fiscal 2013. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2013 for a discussion of our critical accounting policies.

New Accounting Pronouncement to be Adopted

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We will adopt this guidance on November 1, 2017, as required. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our existing revenue recognition policies and procedures.

No new accounting pronouncement that has been issued but not yet effective for us during the third quarter of fiscal 2014 has had or is expected to have a material impact on our consolidated financial statements.

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

•            A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, including political, economic and/or social instability, and tax policies in the countries in which we manufacture or sell our products; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

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

•            We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results. In late fiscal 2013, we acquired a company and began operations at a new micro-irrigation facility in China. If this facility does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products produced at this facility are not accepted into the new geographic markets at expected levels, we may not recover our investment in the new facility and our operating results may be adversely affected.

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

•           Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws and regulations also may adversely affect our operating results, including, in particular, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, or expiration of the domestic research and development tax credit, which individually or in combination may cause our effective tax rate to increase, (ii) new, recently enacted or revised healthcare laws or regulations, which may cause us to incur higher employee healthcare and other costs, or (iii) new environmental or consumer protection laws, regulations or agency policy, which may affect our facilities or products and cause us to incur higher operating expenses or limit the availability of our products.

•            The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. Although we have developed plans to achieve substantial compliance with Tier 4 diesel engine emission requirements, these plans are subject to many variables including, among others, the ability of our suppliers to provide compliant engines on a timely basis or our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we implement price increases to our customers to cover or partially offset costs related to research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products, and/or our competitors implement different strategies with respect to compliance with Tier 4 diesel engine emission requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise change customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

•            Climate change and climate change regulations may adversely impact our operations and our products.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve the primary use of forward currency contracts. We also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2014 and 2015. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended August 1, 2014 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.9188	$46,926.4	$363.4	$(705.6)
Buy US dollar/Sell Canadian dollar	1.0909	16,262.2	103.2	213.0
Buy US dollar/Sell Euro	1.3590	96,149.4	922.2	(1,086.4)
Buy US dollar/Sell British pound	1.6512	6,935.0	—	(164.6)
Buy Euro/Sell US dollar	1.3398	6,344.4	—	60.8
Buy Mexican peso/Sell US dollar	13.5254	19,740.6	(262.1)	598.1
Buy Euro/Sell Romanian New Leu	4.4020	11,389.7	(547.6)	(701.1)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our third quarter ended August 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2014 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

May 3, 2014 through May 30, 2014	244,034	$63.67	244,034	2,798,384

May 31, 2014 through June 27, 2014	40,280	69.49	33,379	2,765,005

June 28, 2014 through August 1, 2014	8,778	60.89	7,834	2,757,171

Total	293,092	$64.39	285,247

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)         Includes 6,901 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s incentive plan. These 6,901 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 944 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $61.80 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 944 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2014, filed with the SEC on September 4, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended August 1, 2014 and August 2, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended August 1, 2014 and August 2, 2013, (iii) Condensed Consolidated Balance Sheets as of August 1, 2014, August 2, 2013, and October 31, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three and nine-month periods ended August 1, 2014 and August 2, 2013, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: September 4, 2014	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)