Form 10-K
period 2014-10-31
TORO CO
filed 2014-12-22
CIK 737758

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 2, 2014, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $3.6 billion.

The number of shares of common stock outstanding as of December 12, 2014 was 55,758,612.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders expected to be held March 17, 2015 are incorporated by reference into Part III.

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

   We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. With our recent acquisition of the BOSS® professional snow and ice management business, we also design, manufacture, and market professional snow and ice management products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines over the past 100 years we have been in business. We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Net sales of our three reportable segments accounted for the following percentages of our consolidated net sales for fiscal 2014: Professional, 68 percent; Residential, 31 percent; and Other, 1 percent.

   Our products are advertised and sold at the retail level under the primary trademarks of Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Unique Lighting Systems®, Lawn-Boy®, Lawn Genie®, and recently acquired BOSS®, most of which are registered in the United States and/or in the primary countries outside the United States where we market such products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot.

   We emphasize quality and innovation in our products, customer service, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for research, development, and engineering in order to improve and enhance existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our revenues have historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We plan to continue to pursue targeted acquisitions using a disciplined approach that adds value while supplementing our existing brands and product portfolio.

   Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our vision is to be the most trusted leader in solutions for the outdoor environment. Every day. Everywhere. Our mission, or how we strive to make our vision a reality and what we intend to accomplish, is to deliver superior innovation and to deliver superior customer care.

Recent Development

On November 14, 2014, during the first quarter of fiscal 2015, we acquired substantially all of the assets (excluding accounts receivable) of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. BOSS designs, manufactures, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, all terrain vehicles ("ATVs"), utility terrain vehicles ("UTVs"), skid steers, and front-end loaders. Through this acquisition, we added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products. We believe that this acquisition positions us to strengthen and grow our relationships with professional contractors, municipalities, and other customers by enabling us to provide them with innovative, durable equipment and high-quality service they need for each season.

Products by Market

We strive to be a leader in adapting advanced technologies to products and services that provide solutions for turf care maintenance, landscapes, agricultural fields, specialty construction, snow and ice management, and residential demands. The following is a summary of our products, by market, for the Professional segment and our products for the Residential segment:

Professional –  We design professional turf, landscape, specialty construction, and agricultural products and market them worldwide through a network of distributors and dealers, as well as directly to government customers, rental companies, and large retailers. With our recent acquisition of BOSS, we also design and manufacture a broad line of professional snow and ice removal equipment through a network of distributors and dealers. These channel partners then sell our products primarily to professional users engaged in creating and renovating landscapes; irrigating turf and agricultural fields; installing, repairing, and replacing underground utilities; maintaining turf, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes; and managing snow and ice.

Golf Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough, and trim cutting; riding and walking mowers for putting greens and specialty areas; greens rollers; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In fiscal 2014, we introduced the Multi Pro® 1750, an advanced spray system with sprayer controls and productive vehicle features, including a 175 gallon sprayer. In addition, in fiscal 2014, we began offering the Sand Pro® 2040Z, a zero-turn mechanical groomer, featuring a "flex" raking system that is intended to enable an operator to make tight turns in bunkers without leaving unraked areas or tire marks. In fiscal 2014, we also introduced the Workman® HDX Auto, the industry's first heavy-duty vehicle with automatic transmission, featuring SpeedContr'l™ that is designed to ensure precise ground speed critical for accurate application rates with bed-mounted topdressers and sprayers.

   We also manufacture and market underground irrigation systems for the golf course market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These irrigation systems are designed to use computerized management systems and a variety of other technologies to help customers manage their consumption of water. Several of our golf sprinklers are equipped with a unique TruJectory™ feature that provides an adjustable angle of nozzle trajectory, as well as enhanced water distribution control. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure and communicate soil moisture, salinity, and temperature through sensors to a user's software. Our R Series™ conversion assemblies enable the upgrade of select competitive sprinklers to our technologies, such as the above-mentioned TruJectory™ or ratcheting riser. Our popular Lynx® central control system allows superintendents to control the irrigation of their course from a web-enabled device, or via our National Support Network, which provides remote troubleshooting. In 2014, we introduced the INFINITY® Series, our latest offering of golf sprinklers. The Smart Access® feature of the INFINITY® Series provides easy access to critical components of the sprinkler without needing to dig.

   Additionally, we manufacture and market Twilight™ golf lighting products that include a collection of LED-powered cup lights and removable lighting fixtures designed to illuminate putting greens during club events or special functions.

Landscape Contractor Equipment Market.   We market products to landscape contractors under the Toro and Exmark brands. Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and turf renovation and tree care equipment. We also offer some products with electronic fuel injection engine options, which provide improved fuel efficiency and lower emissions. In fiscal 2014, we enhanced our line of Toro Z Master® Commercial 3000 Series mowers, featuring our TURBO FORCE® cutting deck, integrated pump, and wheel motors designed to improve operator comfort and add stability for greater handling on hills. We also introduced a completely redesigned line of heavy-duty 21² walk behind mowers that feature commercial-grade decks with the Recycler® Cutting System and a large, easy-empty bag design. In fiscal 2014, we began offering a rear discharge deck with our Lazer Z® S-Series. The deck discharges clippings to the rear, which is intended to reduce the amount of power needed to process the grass, keep operators cleaner, reduce noise from the engine, and reduce occurrences of thrown objects. We also redesigned the Turf Tracer® S-Series, with a number of changes to the product intended to improve performance, customer experience, and serviceability. In addition, we extended the RED Onboard Intelligence Platform to the Exmark Lazer Z® X-Series 52² deck zero-turn riding mower. This platform is intended to enable communication and response between key systems, safeguard machine health through monitoring and controlling key components, such as the engine and clutch, and ultimately optimize machine life and productivity.

Sports Fields and Grounds Equipment Market.   Products for the sports fields and grounds market include riding rotary mowers and attachments, aerators, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include multipurpose vehicles, such as the Toro Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers.

Residential/Commercial Irrigation and Lighting Market.   Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are designed for use in residential and commercial turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electric controllers activate valves and sprinklers in a typical irrigation system. Both the Toro and Irritrol brands have achieved Environmental Protection Agency ("EPA") WaterSense certification for numerous irrigation controller families and models. Our Irritrol Climate Logic® smart device automatically adjusts irrigation system watering times based on real-time weather data from an on-site sensor combined with historical averages, while our award-winning Toro Precision™ soil sensor wirelessly transmits soil moisture content to an irrigation controller and signals whether or not watering is needed. Our Precision™ Spray Nozzles & Precision™ Soil Sensor are intended to deliver an optimum precipitation rate and superior distribution uniformity, resulting in the use of less water without affecting the health of landscapes. The EVOLUTION® controller is an intuitive, menu-based controller family that offers computer programming, lighting control, multiple soil sensors, smart add-ons, and downloadable updates through a USB device. In fiscal 2014, we launched the T5 Rotor with RapidSet® technology, allowing convenient arc adjustment with no tools, as well as a built-in clutch to protect gear damage.

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

   We manufacture and market lighting products under the Unique Lighting Systems brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for residential and commercial landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our irrigation products. The LIGHT LOGIC™ remote control system provides operators with wireless scene control for landscape lighting and can upgrade existing systems with expanded control. In fiscal 2014, we continued to expand our offering of FLEX™ Series drop-in LEDs to include several high-powered models with a built-in Smart Cool® system that automatically cools down the lamp should the system experience excessive heat. In fiscal 2014, we also acquired certain assets of a quality value-priced line of outdoor lighting fixtures for the landscape lighting market.

Snow and Ice Management Market.   During the first quarter of fiscal 2015, we acquired the BOSS professional snow and ice management business, as previously discussed. Products for the snow and ice management market are marketed under the BOSS brand and include snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, ATVs, UTVs, skid steers, and front-end loaders. These products are mainly sold through distributors and dealers, who then sell to end-users that primarily are the same customers as those in our landscape contractor and grounds equipment markets, such as contractors, municipalities, and other governmental entities.

Rental and Specialty Construction Market.   Our compact utility loaders are the cornerstone products for our Toro Sitework Systems business, which are designed to improve the efficiency in creation and renovation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes.

   Products for the rental market include compact utility loaders, walk-behind trenchers, stump grinders, and turf renovation products, many of which are also sold to landscape contractors. We also have a line of rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools.

   Our presence in the specialty construction market is driven by an equipment line of vibratory plows, riding trenchers, horizontal directional drills, and compaction equipment, all of which are used in the installation, repair, and replacement of underground utilities. In fiscal 2014, we introduced the RT600 and RT1200 Riding Trenchers, as well as the DD2024 and DD4045 Directional Drills as Toro-branded products. In addition, in fiscal 2014, we began offering a version of our Pro Sneak™ Vibratory Plow that is compliant with Tier 4 diesel engine emission requirements.

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-Traxx® PBX drip tape, Aqua-Traxx® PC (pressure-compensating) drip tape, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture, mining, and landscape applications. Global food demand and increased water use restrictions have continued to drive the need for more efficient irrigation solutions for agriculture, including our Neptune® thin wall drip line with flat emitter technology. In addition to these core products, we offer a full complement of control devices and connection options to complete the system, including a software package used to help design drip irrigation systems. These products are sold mainly through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines.

Residential –  We market our residential products to homeowners through a variety of distribution channels, including outdoor power equipment distributors and dealers, hardware retailers, home centers, mass retailers, and over the Internet. These products are sold mainly in North America, Europe, and Australia, with the exception of snow thrower products that are sold primarily in North America and Europe. We also license our trademark on certain home solutions products as a means of expanding our brand presence.

Walk Power Mower Products.   We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Hayter brand in the United

Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. We also offer a line of rear-roller walk power mowers, a design that provides a striped finish, for the United Kingdom market. In fiscal 2014, we introduced the new Toro® Recycler with SmartStow® that allows the mower to be stored vertically, thereby reducing space needed for storage. The new Toro® Recycler also features variable speed self propel with front wheel drive that is designed to easily maneuver in tight spaces. In addition, in fiscal 2014, we launched a line of Lawn-Boy 21² walk power mowers that are sold at The Home Depot.

Riding Products.   We manufacture and market riding products under the Toro brand name. Riding products primarily consist of zero-turn radius mowers that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Our TimeCutter® SS zero-turn radius mowers are equipped with our Smart Speed® control system, which is designed to allow the operator to choose different ground speed ranges with the flip of a lever without changing the blade or engine speed. We also sell direct-collect riding mowers that are manufactured and sold in the European market. Many models of our riding products are available with a variety of engines, decks, transmissions, and accessories. In fiscal 2014, we redesigned our TITAN™ line of zero-turn mowers that combine features similar to those found on our commercial line of zero-turn mowers, such as a heavy-duty frame and commercial-grade transmission, with the user-friendly features akin to our residential zero-turn mowers, such as the contoured 18² extra tall seat with armrests.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including electric, gas, and cordless grass trimmers; electric and cordless hedge trimmers; and electric, gas, and cordless blower-vacuums. In Australia, we also design and market underground and hose-end retail irrigation products under the Pope brand name. In fiscal 2014, we introduced a lithium-ion battery-powered 48V Max 13² dual-line string trimmer that features variable speed control for multiple applications and performance without the hassle or maintenance of a gas-powered engine.

Snow Thrower Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models, as well as a range of electric snow thrower models. Single-stage snow throwers are walk behind units with lightweight four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology, and some feature our Quick Shoot™ control system that is designed to enable operators to quickly change snow-throwing direction. Our pivoting scraper is designed to keep the rotor in constant contact with the pavement. In fiscal 2014, we made a number of performance-improving enhancements to our single-stage snow thrower models, such as a Toro Premium engine, extended life paddles, and a heavy-duty drive belt. Our two-stage snow throwers are generally designed for relatively large areas of deep and heavy snow. Our two-stage snow throwers include a line of models featuring our patented Anti-Clogging System and Quick Stick® chute control technology. Our electric snow throwers are lightweight and ideal for clearing up to 6 inches of snow from decks, steps, sidewalks, and small driveways.

Financial Information about International Operations and Business Segments

We currently manufacture our products in the United States ("U.S."), Mexico, Australia, the United Kingdom, Italy, Romania, and China for sale throughout the world. We maintain sales offices in the United States, Belgium, the United Kingdom, Australia, Singapore, Japan, China, Italy, Korea, and Germany. New product development is pursued primarily in the United States. Our net sales outside the U.S. were 28.7 percent, 30.1 percent, and 30.3 percent of total consolidated net sales for fiscal 2014, 2013, and 2012, respectively.

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

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $69.7 million (3.2 percent of net sales) in fiscal 2014, $64.6 million (3.2 percent of net sales) in fiscal 2013, and $60.1 million (3.1 percent of net sales) in fiscal 2012.

Manufacturing and Production

We have strategically identified specific core manufacturing competencies for vertical integration, such as injection molding, extrusion, welding, painting, machining, and aluminum die casting, and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment intended to speed production, reduce costs, and improve the quality, fit, and finish of our products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.

   In order to utilize our manufacturing facilities and technology more effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods that are intended to streamline work and eliminate waste. We spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technologies, enhanced environmental management systems, safety improvements, and improved supply-chain management. We also have some agreements with other third party manufacturers to manufacture products on our behalf.

   Our professional products are manufactured throughout the year, including the snow and ice management products from our recent acquisition of the BOSS business, as previously discussed. Our residential lawn and garden products are also generally manufactured throughout the year. However, our residential snow thrower products are manufactured in the summer and fall months but may be extended into the winter months, depending upon demand. Our products are tested in conditions and locations similar to those in which they are used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. DFM/A principles are used throughout the product development process to optimize product quality and cost.

   Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. Our production system utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, and dealers.

   We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed, to adjust for market demand. Capital expenditures for fiscal 2015 are planned to be approximately $75 million as we expect to continue to invest in new product tooling, new technology in production processes and equipment, replacement production equipment, as well as renovations of our original corporate facility located in Bloomington, Minnesota to accommodate expansion needs of our product development and test capacities.

Raw Materials

We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. During fiscal 2014, we experienced slightly higher average commodity prices compared to the average prices paid for commodities in fiscal 2013, which hindered our gross margin growth rate in fiscal 2014 as compared to fiscal 2013. We anticipate commodity prices in fiscal 2015 to be slightly higher compared to average prices paid for commodities during fiscal 2014. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

   Most of the raw materials and components used in our products are also affected by commodity cost pressures, are commercially available from a number of sources, and are in adequate supply. However, certain of our components are sourced from single suppliers. In fiscal 2014, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors, all of which we purchase from several suppliers around the world.

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

Seasonality

Sales of our residential products, which accounted for 31 percent of total consolidated net sales in fiscal 2014, are seasonal, with sales of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Sales of snow thrower products occur primarily between July and January, depending upon prior season snow falls, preseason demand, and product availability. Opposite seasons in global markets in which we sell our products somewhat moderate this seasonality of our residential product sales. Seasonality of professional product sales also exists but is tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere continue for a longer portion of the year than in Northern regions of the world. With our recent acquisition of professional snow and ice management products, sales of snowplows and salt and sand spreaders occur primarily between May and December.

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

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2014		Fiscal 2013
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings

First	21%	15%	22%	20%
Second	34	50	34	51
Third	26	29	25	26
Fourth	19	6	19	3

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

Working Capital

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production; replacement parts inventory; payroll and other administrative costs; capital expenditures; establishment of new facilities; expansion, renovation, and upgrading of existing facilities; as well as for financing receivables from customers that are not financed with Red Iron. We fund our operations through a combination of cash and cash equivalents, cash flows from operations, short-term borrowings under our credit facilities, and long-term debt. Cash management is centralized, and intercompany financing is used, wherever possible, to provide working capital to wholly owned subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs, acquisitions, or other investment opportunities.

Distribution and Marketing

We market the majority of our products through approximately 35 domestic and 110 international distributors, as well as a large number of outdoor power equipment dealers, irrigation dealers and distributors, hardware retailers, home centers, and mass retailers in more than 90 countries worldwide. We also added approximately two distributors and 150 dealers to our distribution network with our recent acquisition of the BOSS professional snow and ice management business.

   Professional products are sold to distributors/dealers primarily for resale to golf courses, sports fields, industrial facilities, contractors, and government customers, and in some markets for resale to dealers. We also sell some professional segment products directly to government customers, rental companies, and agricultural irrigation dealers, as well as to end-users in certain international markets. Select residential/commercial irrigation and lighting products are sold to professional irrigation and lighting distributors/dealers, and certain retail irrigation products are sold directly to home centers. Products for the rental and specialty construction market are sold directly to dealers and rental companies. Toro and Exmark landscape contractor products are also sold directly to dealers in certain regions of North America. BOSS snow and ice management products are sold to distributors and dealers for resale to contractors.

   Residential products, such as walk power mowers, riding products, and snow throwers, are generally sold directly to home centers, dealers, hardware retailers, and mass retailers. In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Home solutions products are primarily sold directly to home centers, mass retailers, and hardware retailers. We also sell select residential products over the Internet. Internationally, residential products are sold directly to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, residential products are mainly sold to distributors for resale to dealers and mass retailers.

   During fiscal 2014, we owned two domestic distribution companies. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors.

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

   Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, Irritrol®, Hayter®, Pope®, Unique Lighting Systems®, Lawn-Boy®, Lawn Genie®, and BOSS® products.

   We advertise our residential products during appropriate seasons throughout the year mainly on television, on the radio, in print, and via the Internet. Professional products are advertised mainly in print and through direct mail programs, as well as on the Internet. Most of our advertising emphasizes our products, brands, and other valuable trademarks. Advertising is purchased by us, as well as through cooperative programs with distributors, dealers, hardware retailers, home centers, and mass retailers.

Customers

Overall, we believe that in the long-term we are not dependent on any single customer; however, the Residential segment of our business is dependent on The Home Depot as a customer, which accounted for approximately 11 percent and 10 percent of our total consolidated gross sales in fiscal 2014 and 2013, respectively. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our fiscal 2015 net sales. The approximate backlog of orders as of October 31, 2014 and 2013 was $136.5 million and $91.2 million, respectively, an increase of 49.8 percent. This increase was primarily due to strong orders of our professional segment products subject to the continued phase-in of Tier 4 diesel engine emission requirements before we implement price increases for products subject to these regulations. In addition, strong demand for snow thrower products late in fiscal 2014 also contributed to the increase in our backlog of orders as of the end of fiscal 2014 compared to the end of fiscal 2013. We expect the existing backlog of orders will be filled in early fiscal 2015.

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

   Internationally, our residential segment products face more competition because many foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support, as needed, to foreign customers to remain competitive in international markets.

Environmental Matters and Other Governmental Regulation

We are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air and discharges to water; restrictions placed on water usage and water availability; product and associated packaging; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The United States EPA, the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, the EPA adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our professional segment products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, applied to more of our products. Similar emission regulations are also being considered in other markets in which we sell our products, such as the European Union ("EU") and China.
•
The United States federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the EU and each of its member states, have implemented one or more of the following: (i) product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including the Waste Electrical and Electronic Equipment ("WEEE") directive or similar product life-cycle management laws, rules, or regulations, which mandate the labeling, collection, and disposal of specified waste electrical and electronic equipment, including some of our products; (ii) the Restriction on the use of Hazardous Substances ("RoHS") directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment, including some of our products; (iii) the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") directive or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (iv) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (v) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products, including some of our products; and (vi) outdoor noise laws, which are intended to reduce noise emissions in the environment from outdoor equipment.

•
Our products, when used by residential customers, may be subject to various federal, state, and international laws, rules, and regulations that are designed to protect consumers, including rules and regulations of the United States Consumer Product Safety Commission.

   Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business. Such laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, may require us to modify our products, may adversely affect the price of or demand for some of our products, and may ultimately affect the way we conduct our operations. Failure to comply with these current or future laws, rules, or regulations could lead to fines and other penalties, including restrictions on the importation of our products into, or the sale of our products in, one or more jurisdictions until compliance is achieved.

   We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

Customer Financing

Wholesale Financing.   We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, established as Red Iron Acceptance, LLC ("Red Iron"). The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and select distributors of our products in Canada. Under a separate arrangement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   We continue to provide financing in the form of open account terms directly to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; micro-irrigation dealers and distributors; government customers; rental companies; and distributors and dealers in our recently acquired BOSS professional snow and ice management business until such time as these customers may transition to our Red Iron financing joint venture. Some independent international dealers continue to finance their products with third party sources.

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

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions. As of October 31, 2014, we had an outstanding note receivable from one company in the aggregate amount of $1.1 million.

Employees

During fiscal 2014, we employed an average of 5,979 employees. The total number of employees as of October 31, 2014 was 6,134. We consider our employee relations to be good. As of October 31, 2014, three collective bargaining agreements, each expiring in October 2016, October 2017, and May 2018, cover approximately 15 percent of our total employees. Subsequent to fiscal 2014, as a result of our acquisition of the BOSS business, we recently negotiated a collective bargaining agreement for our operations in Iron Mountain, Michigan that will expire in March 2018. We also retain temporary and seasonal workers, mainly at our distribution centers and manufacturing facilities, as well as part-time workers, independent contractors, and consultants.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "can," "will," "would," "possible," "may," "likely," "intend," "seek," and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

ITEM 1A.   RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, financial condition, or future financial performance.

If economic conditions and outlook in the United States and in other countries in which we conduct business do not continue to improve or if they worsen, our net sales and earnings could be adversely affected.

Economic conditions and outlook in the U.S. and in other countries in which we conduct business can impact demand for our products and, ultimately, our net sales and earnings. These include, but are not limited to, recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels resulting from tax increases or other factors; prolonged high unemployment rates; higher commodity and components costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which have had an adverse effect on our net sales and earnings. If economic conditions and outlook in the U.S. and in other countries in which we conduct business do not continue to improve, or if they worsen, our net sales and earnings could be adversely affected in the future.

Weather conditions may reduce demand for some of our products and adversely affect our net sales or otherwise adversely affect our operating results.

From time to time, weather conditions in a particular geographic region may adversely affect sales, demand, and field inventory levels of some of our products. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snow fall accumulations in key markets have had an adverse effect on sales of our snow thrower products and may have an adverse effect on sales of products of our BOSS professional snow and ice management business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and our net sales for some of our products in another season. For example, lower snow fall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing products. To the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales and operating results may be affected to a greater degree than we have previously experienced.

Increases in the cost of raw materials and components that we purchase and/or increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and businesses.

We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, increases in the cost of such raw materials and components and parts may adversely affect our profit margins if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. Historically, we have mitigated commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. However, we may not be able to fully offset such increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected. Increases in our other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses.

Disruption in the availability of raw materials and components used in our products may adversely affect our business.

Although most of the raw materials and components used in our products are generally commercially available from a number of sources and in adequate supply, certain components are sourced from single suppliers. Any disruption in the availability of raw materials and components from our suppliers, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business.

Our professional segment net sales are dependent upon certain factors, including, golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; acceptance of and demand for micro-irrigation solutions for agricultural markets; the integration of the BOSS business into our professional portfolio; the demand for our products in the rental and specialty construction market; the availability of cash or credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

Our professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Accordingly, our professional segment net sales are impacted by golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; acceptance of and demand for micro-irrigation solutions for agricultural markets; the integration of the BOSS business into our professional portfolio; the demand for our products in the rental and specialty construction market; the level of residential and commercial construction; availability of cash or credit on acceptable terms to finance new product purchases; and the amount of government spending for new grounds maintenance equipment. Among other things, any one or a combination of the following factors could have an adverse effect on our professional segment net sales:

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
•
a decline in acceptance of and demand for micro-irrigation solutions for agricultural markets and our products in the rental and specialty construction market;
•
reduced tax revenue, increased governmental expenses in other areas, tighter government budgets and government deficits, generally resulting in reduced government spending for grounds maintenance equipment; and
•
product availability issues if we underestimate or overestimate demand and do not maintain appropriate inventory levels, which could negatively impact our net sales or working capital and hinder our ability to meet customer demand.

   Additionally, lower sales of professional segment products that carry higher profit margins than our residential segment products could negatively impact our profit margins and net earnings.

Our residential segment net sales are dependent upon consumers buying our residential segment products at dealers, mass retailers, and home centers, such as The Home Depot, Inc., the amount of product placement at retailers, consumer confidence and spending levels, and changing buying patterns of customers.

The elimination or reduction of shelf space assigned to our residential products by retailers could adversely affect our residential segment net sales. Our residential segment net sales also are dependent upon buying patterns of customers. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points, we have experienced increased demand and sales of our residential segment products purchased at retailers. The Home Depot is a substantial customer of ours, which accounted for approximately 10 to 11 percent of our total consolidated gross sales in each of fiscal 2014, 2013, and 2012. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to respond to future changes in buying patterns of customers or new distribution channels could have a material adverse impact on our business and operating results. Changing buying patterns of customers could also result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels. Our residential lawn and garden products are generally manufactured throughout the year and our residential snow thrower products are manufactured in the summer and fall months but may be extended into the winter months, depending upon demand. However, our production levels and inventory management goals for our residential segment products are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand during a given season, we may not maintain the appropriate inventory levels, which could negatively impact our net sales or working capital, and hinder our ability to meet customer demand.

Our business and operating results are subject to the inventory management decisions of our distribution channel customers.

We sell many of our products through various distribution channels and are subject to risks relating to their inventory management decisions and operational and sourcing practices. Our distribution channel customers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments may impact our inventory management and working capital goals as well as operating results. If the inventory levels of our distribution channel customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our inventory management and working capital goals as well as our operating results. Similarly, our results could be negatively impacted through the loss of sales if our distribution channel customers do not maintain field inventory levels sufficient to meet end-user demand.

We face intense competition in all of our product lines with numerous manufacturers, including some that have larger operations and financial resources than us. We may not be able to compete effectively against competitors' actions, which could harm our business and operating results.

Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, product placement and shelf space, and financing options. We compete in many product lines with numerous manufacturers, some of which have substantially larger operations and financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or devote greater resources to the development, promotion, and sale of their products than we can. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our residential segment products typically face more competition because many foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors with manufacturing operations to low cost countries for significant cost and price reductions, and could harm our business and operating results.

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

We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, and China for sale throughout the world. We maintain sales offices in the United States, Belgium, the United Kingdom, Australia, Singapore, Japan, China, Italy, Korea, and Germany. Our net sales outside the U.S. were 28.7 percent, 30.1 percent, and 30.3 percent of our total consolidated net sales for fiscal 2014, 2013, and 2012, respectively. International markets have been, and will continue to be, a focus for us for revenue growth. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we manufacture or sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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
•
higher tax rates and potentially adverse tax consequences, including restrictions on repatriating earnings;
•
fluctuations in our operating performance based on our geographic mix of sales;
•
transportation delays and interruptions;
•
national and international conflicts, including terrorist acts;
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

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products for the markets in which we compete. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop and introduce product improvements or new products. Our competitors' new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

We intend to grow our business through acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, which could be risky and may harm our business, reputation, financial condition, and operating results.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that add value while considering our existing brands and product portfolio. The benefits of an acquisition, such as our acquisition of the BOSS business, or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will in fact produce any benefits. In addition, acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

•
diversion of management's attention;
•
disruption to our existing operations and plans;
•
inability to effectively manage our expanded operations;
•
difficulties or delays in integrating and assimilating information and financial systems, and operations and products of an acquired business or in realizing projected efficiencies, growth prospects, cost savings, and synergies;
•
inability to successfully integrate or develop a distribution channel for acquired product lines;
•
potential loss of key employees, customers, distributors or dealers of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors and dealers;
•
delays or challenges in transitioning distributors and dealers of acquired businesses to using our Red Iron financing joint venture with TCFIF;
•
violation of any non-compete agreement by any key employee of an acquired business;
•
adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;
•
reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;
•
failure by acquired businesses to comply with applicable international, federal, and state product safety or other regulatory standards;
•
infringement by acquired businesses of intellectual property rights of others;

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

   In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. These risks could be heightened if we complete a large acquisition, such as the acquisition of the BOSS business, or multiple acquisitions within a relatively short period of time. In addition, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. Any potential acquisition could impair our business, financial condition, reputation, and operating results, and any large acquisition could, among other things, impair our financial condition.

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

We currently manufacture most of our products at ten locations in the U.S., two locations in Mexico, and one location in each of Australia, Italy, the United Kingdom, Romania, and China. We also have several locations that serve as distribution centers, warehouses, test labs, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. These facilities may be affected by natural or man-made disasters and other external events, including drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our facilities operating under a collective bargaining agreement or the failure to renew or enter into new collective bargaining agreements, including three that each expire in October 2016, October 2017, and May 2018, and a collective bargaining agreement we recently negotiated for the BOSS business that will expire in March 2018, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

   Our operating results may also be adversely affected if we are unable to cost-effectively open and manage new manufacturing and distribution facilities, and move production between such facilities as needed from time to time. In fiscal 2013, we acquired a company and began operations at a new micro-irrigation facility in China in order to support anticipated growth of our micro-irrigation business and enable future capacity expansion. If this facility in China does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products produced at this facility are not accepted into new geographic markets at expected levels, we may not recover our investment in the new facility and our operating results may be adversely affected.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of most of our foreign operations is the applicable local currency, and because our financial reporting currency is the U.S. dollar, preparation of our consolidated financial statements requires that we translate the assets, liabilities, expenses, and revenues of our foreign operations into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker dollar and peso generally have a positive effect. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our consolidated financial statements between reporting periods. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure from foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts have been adversely affected by the unprecedented distress in the worldwide credit markets during the past few years. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses, or modify our products or operations, and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things; climate change; emissions to air and discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to regulatory compliance that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate, which may adversely affect market demand for our products and, ultimately, our net sales and financial results. Other changes in laws and regulations also may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, or expiration of the domestic research tax credit, which individually or in combination may cause our effective tax rate to increase or, (ii) new, recently enacted, or revised healthcare laws or regulations, which may cause us to incur higher employee healthcare and related costs.

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

We are required to comply with the "conflict minerals" rules promulgated by the SEC, which impose costs on us and could raise reputational and other risks.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted rules regarding disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding manufacturers' efforts to discover the origin of such minerals and metals produced from those minerals. These conflict minerals are commonly referred to as "3TG" and include tin, tantalum, tungsten, and gold. The conflict minerals rules required us to engage in due diligence efforts for the 2013 and 2014 calendar years and subsequent years, with our initial disclosures that we filed with the SEC on June 2, 2014, and subsequent disclosures required no later than May 31 of each following year. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of our products are certified as conflict mineral free. If we are not able to meet such requirements, customers may choose not to purchase our products, which could adversely affect our sales and the value of portions of our inventory. Further, there may be only a limited number of suppliers offering conflict free minerals and, as a result, we cannot be sure that we will be able to obtain metals, if necessary, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results.

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

Various legislative proposals, if enacted, could put us in a competitively advantaged or disadvantaged position and affect customer demand for our products relative to the product offerings of our competitors. For example, any fiscal-stimulus or other legislative enactment that inordinately impacts the lawn and garden, outdoor power equipment, or irrigation industries generally by promoting the purchase, such as through customer rebate or other incentive programs, of certain types of mowing, snow and ice management or irrigation equipment or other products that we sell, could impact us positively or negatively, depending on whether we manufacture products that meet the specified legislative criteria, including in areas such as fuel efficiency, alternative energy or water usage, or if, as a result of such legislation, customers perceive our product offerings to be relatively more or less attractive than our competitors' product offerings. We cannot currently predict whether any such legislation will be enacted, what any such legislation's specific terms and conditions would encompass, how any such legislation would impact the competitive landscape within our markets, or how, if at all, any such legislation might ultimately affect customer demand for our products or our operating results.

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

Management information systems are critical to our business. If our management information systems or those of our business partners or third party service providers fail to adequately perform, or if we, our business partners, or third party service providers experience an interruption in their operation, our business, reputation, financial condition, and operating results could be adversely affected.

We have many management information systems that are critical to our business, some of which are managed by third parties. These management information systems are used to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial functions, including maintaining our internal controls; our manufacturing and supply chain processes; and the data related to our research and development efforts. The failure of our management information systems or those of our business partners or third party service providers to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer. Although we take steps to secure our management information systems and any access provided by our business partners or third party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, power loss, or other disruptive events. Information technology security threats are increasing in frequency and sophistication. Cyber attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third party service providers, and to the confidentiality, availability, and integrity of our data. Our business, reputation, operating results, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

We are subject to product liability claims, product quality issues, and other litigation from time to time that could adversely affect our business, reputation, operating results or financial condition.

The manufacture, sale, and use of our products expose us to significant risks associated with product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, reputation, and operating results. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, failures in our products and other challenges that are associated with our inability to properly manage changes in the suppliers and components that we use in our products, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, rework costs, and higher warranty expense.

   We are also subject to other litigation from time to time that could adversely affect our business, reputation, operating results or financial condition.

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

As a result of our Red Iron Acceptance LLC financing joint venture with TCFIF, we are dependent upon the joint venture to provide competitive inventory financing programs, including floor plan and open account receivable financing, to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by the joint venture, challenges or delays in transferring new distributors and dealers from any business we might acquire to this financing platform, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

We are a party to a financing joint venture with TCFIF for the purpose of providing reliable, competitive financing to our distributors and dealers in the U.S. and select distributors of our products in Canada to support their businesses and increase our net sales, as well as to free up our working capital for our other strategic purposes. As a result, we are dependent upon the joint venture for our inventory financing programs, including floor plan and open account receivable financing. Additionally, we are dependent upon TCFCFC to provide inventory financing to dealers of our products in Canada.

   The availability of financing from our joint venture or otherwise will be affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect TCFIF, as the majority owner of the joint venture and a subsidiary of TCF National Bank, a national banking association. Any material change in the availability or terms of credit offered to our customers by the joint venture, challenges or delays in transferring new distributors and dealers from any business we might acquire to this financing platform, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our sales and operating results.

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
•
dispose of assets;
•
enter into contingent obligations;
•
engage in mergers or consolidations; and
•
pay dividends that are significantly higher than those currently being paid, make other distributions to our shareholders, or redeem shares of our common stock.

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

   Although we have in place a $150 million revolving credit facility that does not expire until October 2019, market deterioration or other factors could jeopardize the counterparty obligations of one or more of the banks participating in our revolving credit facility, which could have an adverse effect on our business if we are not able to replace such revolving credit facility or find other sources of liquidity on acceptable terms.

If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes, debentures, term loan, and any amounts outstanding under our revolving credit facility could become due and payable.

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements and indentures, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 6.625% senior notes, 7.800% debentures, $130 million term loan, and any amounts outstanding under our revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit arrangements. If our credit rating falls below investment grade and/or our average debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our credit arrangements would increase, which could adversely affect our operating results.

We are expanding and renovating our corporate facilities and could experience disruptions to our operations in connection with such efforts.

We are expanding and renovating our corporate facilities, driven by our need to expand the space available for our product development and test capacities, as well as our need for additional information technology and office space. These expansion efforts included the construction of a new corporate facility that was completed in fiscal 2014, and we plan to renovate our original corporate facility located in Bloomington, Minnesota in fiscal 2015 to accommodate expansion needs of our product development and test capacities. We financed, and expect to continue to finance, such efforts with cash on hand and cash from operating activities. The expansion and renovation of our corporate facilities entails risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.

Our business is subject to a number of other miscellaneous risks that may adversely affect our operating results, financial condition, or business.

Other miscellaneous risks that could affect our business include:

•
our ability to achieve the revenue growth, operating earnings, and working capital goals of our "Destination PRIME" initiative;
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2014, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 6.1 million square feet of space worldwide. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 36 acres of land in Minnesota utilized as a testing and storage facility, and 21 acres of land in California used as a testing site. On November 14, 2014, we acquired approximately 22 acres of land in Iron Mountain, Michigan and 252,720 square feet of manufacturing and distribution space as a result of our acquisition of the BOSS business, as previously discussed. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition. Management believes we have sufficient manufacturing capacity for fiscal 2015, although strategies for future operational growth are currently being assessed. We are expanding and renovating our corporate facilities located in Bloomington, Minnesota, which included the construction of a new 75,000 square foot facility that was completed in fiscal 2014 and renovation of our original corporate facility in fiscal 2015 to accommodate additional expansion needs for our product development and test capacities. Our significant facilities are listed below by location, ownership, and function as of October 31, 2014:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test lab
El Paso, TX	Owned/Leased	Components for professional and residential products and distribution center
Ankeny, IA	Leased	Residential and professional distribution center
Juarez, Mexico	Leased	Professional and residential products
Plymouth, WI	Owned	Professional and residential parts distribution center
Tomah, WI	Owned/Leased	Professional products and distribution center
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Beatrice, NE	Owned/Leased	Professional products, test facility, and office
Iron Mountain, MI1	Owned	Professional products, distribution facility, and office
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Xiamen City, China	Leased	Professional products, distribution center, and office
Braeside, Australia	Leased	Distribution center, service area, and office
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Ploiesti, Romania	Owned	Professional products, distribution center, test lab, and office
Shakopee, MN	Owned	Components for professional and residential products
Beverley, Australia	Owned	Professional products, distribution center, service area, and office
Baraboo, WI	Leased	Professional and residential distribution center
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center, test lab, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
Capena, Italy	Leased	Distribution center
Sanford, FL	Leased	Professional products and distribution center
Kent, WA	Leased	Distribution facility, service area, and office
Fiano Romano, Italy	Owned/Leased	Professional products, distribution center, and office
St. Louis, MO	Leased	Distribution facility, service area, and office
Oevel, Belgium	Owned	Distribution center, service area, and office
Abilene, TX	Leased	Office, professional products, and service center

1
Acquired on November 14, 2014 as part of the acquisition of the BOSS business.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 12, 2014, as well as other positions held by them for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience during the Last Five or More Years

Michael J. Hoffman 59, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since March 2006, Chief Executive Officer since March 2005 and President since October 2004.

David H. Alkire 52, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since November 2014. From June 2012 to October 2014, he served as General Manager, Residential and Landscape Contractor Businesses. From March 2011 to May 2012, he served as Director of Sourcing. From November 2004 to February 2011, he served as Director of Marketing, Residential Business.

Judy L. Altmaier 53, Vice President, Exmark	Vice President, Exmark since June 2013. From October 2011 to June 2013, she served as Vice President, Operations and Quality Management. From October 2009 to October 2011, she served as Vice President, Operations.

William E. Brown, Jr. 53, Group Vice President, Commercial and Irrigation Businesses	Group Vice President, Commercial and Irrigation Businesses since March 2013. From March 2012 to March 2013, he served as Group Vice President, International and Commercial Businesses. From August 2010 to March 2012, he served as Vice President, International Business. From February 2009 to July 2010, he served as Vice President, Residential and Landscape Contractor Businesses.

David J. Brule II 46, President, BOSS	President, BOSS since November 2014. From 1997 to November 2014, he served as President, BOSS Snowplow Division, Corporate Secretary, Treasurer and Director of Northern Star Industries, Inc.

Philip A. Burkart 52, Vice President, Irrigation and Lighting Businesses	Vice President, Irrigation and Lighting Businesses since September 2010. From November 2006 to September 2010, he served as Vice President, Irrigation Businesses.

Timothy P. Dordell 52, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007.

Michael D. Drazan 56, Vice President, Global Micro-Irrigation Business	Vice President, Global Micro-Irrigation Business since March 2012. From February 2009 to March 2012, he served as Vice President, Contractor Business and Chief Information Officer, which included responsibility for our Exmark and Sitework Systems Businesses and our Information Services function. In September 2010, he also assumed responsibility for our Micro-Irrigation Business and Corporate Accounts.

Blake M. Grams 47, Vice President, Global Operations	Vice President, Global Operations since June 2013. From December 2008 to June 2013, he served as Vice President, Corporate Controller.

Michael J. Happe 43, Group Vice President, Residential and Contractor Businesses	Group Vice President, Residential and Contractor Businesses since March 2012, which includes responsibility for our Residential and Landscape Contractor – Toro, Exmark, and Sitework Systems businesses. From August 2010 to March 2012, he served as Vice President, Residential and Landscape Contractor Businesses. From December 2008 to July 2010, he served as Vice President, Commercial Business.

Thomas J. Larson 57, Vice President, Corporate Controller	Vice President, Corporate Controller since June 2013. From December 2008 to June 2013, he served as Vice President, Treasurer. He retained the office of Treasurer until July 2013.

Richard M. Olson 50, Group Vice President, International Business, Micro-Irrigation Business, and Distributor Development	Group Vice President, International Business, Micro-Irrigation Business, and Distributor Development since June 2014, which also includes responsibility for our company-owned domestic distributorships. From March 2013 to May 2014, he served as Vice President, International Business. From March 2012 to March 2013, he served as Vice President, Exmark. From September 2010 to March 2012, he served as General Manager, Exmark. From April 2008 to September 2010, he served as Managing Director, Operations.

Renee J. Peterson 53, Vice President, Treasurer and Chief Financial Officer	Vice President, Treasurer and Chief Financial Officer since July 2013. From August 2011 to July 2013, she served as Vice President, Finance and Chief Financial Officer. In March 2012, she also assumed responsibility for our Information Services function. From July 2009 to August 2011, she served as Vice President – Finance and Planning for the Truck and Automotive Segments of Eaton Corporation, a diversified industrial manufacturer.

Peter M. Ramstad 57, Vice President, Human Resources and Business Development	Vice President, Human Resources and Business Development since November 2007.

Darren L. Redetzke 50, Vice President, Commercial Business	Vice President, Commercial Business since August 2010. From December 2008 to July 2010, he served as Vice President, International Business.

Kurt D. Svendsen 48, Vice President, Information Services	Vice President, Information Services since June 2013. From September 2011 to June 2013, he served as Managing Director, Corporate Communications and Investor Relations. From August 2010 to September 2011, he served as Director, Investor and Public Relations. From November 2007 to August 2010, he served as Director, Business Development.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for our common stock and cash dividends paid for each of the quarterly periods for fiscal 2014 and 2013 were as follows:

Fiscal year ended October 31, 2014	First	Second	Third	Fourth

Market price per share of common stock
High sales price	$65.31	$67.35	$66.30	$63.19
Low sales price	56.96	61.48	58.91	55.77
Last sales price	63.36	64.33	59.16	61.73
Cash dividends per share of common stock[1]	0.20	0.20	0.20	0.20

Fiscal year ended October 31, 2013	First	Second	Third	Fourth

Market price per share of common stock
High sales price	$45.18	$48.59	$50.14	$59.50
Low sales price	40.25	43.14	44.17	47.56
Last sales price	44.93	45.19	49.38	58.94
Cash dividends per share of common stock[1]	0.14	0.14	0.14	0.14

1
During fiscal 2013, our annual dividend guideline was 20 to 30 percent of our three-year average net earnings per share for the current and previous two fiscal years. In December 2013, we increased our annual dividend guideline to 30 to 40 percent of our three-year average net earnings per share. However, future cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Common Stock – 175,000,000 shares authorized, $1.00 par value, as of October 31, 2014 and 2013. 55,678,419 and 56,788,723 shares outstanding as of October 31, 2014 and 2013, respectively.

Preferred Stock – 1,000,000 voting shares and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Shareholders – As of December 12, 2014, we had approximately 3,547 shareholders of record.

Purchases of Equity Securities – The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2014.

Period	Total Number of Shares Purchased[1,2,3]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]

August 2, 2014 through August 29, 2014	41,963	$60.36	36,678	2,720,493
August 30, 2014 through September 26, 2014	–	–	–	2,720,493
September 27, 2014 through October 31, 2014	1,028	56.88	–	2,720,493

Total	42,991	$60.28	36,678

1
On December 11, 2012, the Board of Directors authorized the repurchase of 5,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board of Directors at any time.
2
Includes 5,285 shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our incentive plan. These 5,285 shares were not repurchased under our repurchase program, described in footnote 1 above.
3
Includes 1,028 units (shares) of our common stock purchased in open-market transactions at an average price of $56.88 per share on behalf of a rabbi trust formed to pay benefit obligations to participants in deferred compensation plans. These 1,028 shares were not repurchased under our repurchase program, described in footnote 1 above.

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

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2009 through October 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN*
Among The Toro Company, the S&P 500 Index,
and a Peer Group

                          *$100 invested on 10/31/2009 in stock or index, including reinvestment of dividends.

                          Fiscal year ending October 31.

Fiscal year ending October 31	2009	2010	2011	2012	2013	2014

The Toro Company	$100.00	$155.55	$150.16	$237.62	$335.71	$356.13
S&P 500	100.00	116.52	125.94	145.09	184.52	216.39
Peer Group	100.00	136.50	149.04	159.40	198.54	221.12

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2014. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data) Fiscal years ended October 31	2014	2013	2012	2011	2010

OPERATING RESULTS:
Net sales	$2,172,691	$2,041,431	$1,958,690	$1,883,953	$1,690,378
Net sales growth from prior year	6.4%	4.2%	4.0%	11.5%	11.0%
Gross profit as a percentage of net sales	35.6%	35.5%	34.4%	33.8%	34.1%
Selling, general, and administrative expense as a percentage of net sales	23.5%	24.2%	23.9%	24.0%	25.1%
Operating earnings	$263,157	$230,662	$205,613	$184,487	$151,266
As a percentage of net sales	12.1%	11.3%	10.5%	9.8%	9.0%
Net earnings	$173,870	$154,845	$129,541	$117,658	$93,237
As a percentage of net sales	8.0%	7.6%	6.6%	6.2%	5.5%
Basic net earnings per share[1]	$3.09	$2.67	$2.18	$1.88	$1.41
Diluted net earnings per share[1]	3.02	2.62	2.14	1.85	1.39
Return on average stockholders' equity	45.3%	46.1%	44.7%	43.4%	31.6%
SUMMARY OF FINANCIAL POSITION:
Total assets	$1,192,415	$1,002,748	$935,199	$870,663	$885,622
Average net working capital as a percentage of net sales[2]	15.1%	16.6%	15.2%	15.0%	13.9%
Long-term debt, including current portion	$353,956	$223,544	$225,340	$227,156	$225,548
Stockholders' equity	408,727	358,738	312,402	266,767	275,810
Debt-to-capitalization ratio	47.8%	38.4%	41.9%	46.0%	45.1%
CASH FLOW DATA:
Cash provided by operating activities	$182,365	$221,876	$185,798	$113,877	$193,507
Repurchases of Toro common stock	103,039	99,587	93,395	129,955	135,777
Cash dividends per share of Toro common stock[1]	0.80	0.56	0.44	0.40	0.36
OTHER STATISTICAL DATA:
Market price range –
High sales price[1]	$67.35	$59.50	$42.36	$34.215	$29.250
Low sales price[1]	55.77	40.25	25.89	22.525	18.235
Average number of employees	5,979	5,002	5,066	4,947	4,724

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

OVERVIEW

We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. Beginning in fiscal 2015 with our recent acquisition of BOSS®, we also design, manufacture, and market professional snow and ice management products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

Summary of Fiscal 2014 Results

In fiscal 2014, we achieved record net sales of $2,172.7 million and net earnings growth of 12.3 percent. With the culmination of our Destination 2014 initiative that we launched in fiscal 2011, we exceeded our revenue growth goal in fiscal 2014, which was to achieve $100 million in organic revenue growth, by realizing $128.5 million of organic revenue growth. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the prior twelve-month period. We also exceeded our Destination 2014 operating earnings goal, which was to raise our operating earnings as a percentage of net sales to 12 percent by the end of fiscal 2014, by attaining operating earnings as a percentage of net sales of 12.1 percent in fiscal 2014. Our fiscal 2014 results included the following items of significance:

•
Net sales for fiscal 2014 increased by 6.4 percent compared to fiscal 2013 to a record of $2,172.7 million. This increase was primarily attributable to strong sales and demand of snow thrower products, increased sales of landscape contractor equipment, continued market growth and demand for our micro-irrigation products, higher shipments and demand for our residential zero-turn riding mowers, the successful introduction of new and enhanced products, improved price realization, and incremental sales from acquisitions of $2.8 million. However, sales in Australia were down in fiscal 2014 compared to fiscal 2013.
•
Professional segment net sales, which represented 68 percent of our total consolidated net sales in fiscal 2014, grew 3.7 percent in fiscal 2014 compared to fiscal 2013. Shipments increased due to higher demand for our landscape contractor equipment products, increased sales of micro-irrigation products from continued market growth and demand for our drip irrigation solutions for agricultural markets worldwide, and the successful introduction of new and enhanced products. Additionally, improved price realization and incremental sales of $2.8 million from acquisitions contributed to our professional segment net sales increase in fiscal 2014 compared to fiscal 2013.
•
Our residential segment net sales increased 13.1 percent in fiscal 2014 compared to fiscal 2013 due to strong shipments and demand for snow thrower products as a result of heavy snow falls during the 2013-2014 snow season in key markets and strong preseason demand for the 2014-2015 snow season. Additionally, higher shipments and demand for our zero-turn radius riding mowers contributed to our residential sales growth. However, residential segment net sales in Australia were down due to unfavorable weather conditions and foreign currency exchange rate changes.
•
International net sales for fiscal 2014 were slightly up by 1.2 percent compared to fiscal 2013. However, changes in foreign currency exchange rates reduced our total net sales by approximately $5 million in fiscal 2014. International net sales comprised 28.7 percent of our total consolidated net sales in fiscal 2014 compared to 30.1 percent in fiscal 2013 and 30.3 percent in fiscal 2012.
•
Fiscal 2014 net earnings of $173.9 million increased 12.3 percent compared to fiscal 2013, and diluted net earnings per share increased 15.3 percent in fiscal 2014 to $3.02 compared to $2.62 in fiscal 2013.
•
Gross margin was 35.6 percent in fiscal 2014, a slight increase of 10 basis points from 35.5 percent in fiscal 2013. This improvement was the result of improved price realization and production efficiencies mainly from cost reduction efforts. However, unfavorable segment mix and foreign currency exchange rate movements, slightly higher commodity prices, and costs for a supplier component rework issue hampered our gross margin growth rate in fiscal 2014 compared to fiscal 2013.
•
Although selling, general, and administrative ("SG&A") expense was up 3.2 percent in fiscal 2014 compared to fiscal 2013, SG&A expense as a percentage of net sales in fiscal 2014 was down 70 basis points to 23.5 percent compared to 24.2 percent in fiscal 2013, reflecting further leveraging of our SG&A costs over higher sales volumes.
•
In fiscal 2014, we continued to place emphasis on improving asset utilization and reducing the amount of working capital in the supply chain. Average net working capital (accounts receivable plus inventory less trade payables) as a percent of net sales was 15.1 percent as of the end of fiscal 2014 compared to 16.6 percent as of the end of fiscal 2013. Receivables increased slightly, by 0.6 percent, as of the end of fiscal 2014 compared to the end of fiscal 2013. Our average inventory levels were up 2.8 percent during fiscal 2014 compared to fiscal 2013. However, inventory levels as of the end of fiscal 2014 compared to the end of fiscal 2013 were up by $34.5 million, or 14.4 percent, as we built inventory in anticipation of strong demand for certain products, including products impacted by the continued phase-in of applicable Tier 4 diesel engine emission requirements and other regulations in Europe. Our domestic field inventory levels were up as of the end of fiscal 2014 compared to the end of fiscal 2013 due, in part, to anticipated continued demand for our products in fiscal 2015 and expansion in new markets.
•
We continued our history of paying quarterly cash dividends in fiscal 2014 and also raised our annual dividend guideline from 20 to 30 percent of our three-year average net earnings per share to 30 to 40 percent of our three-year average net earnings per share. Under this new guideline, we increased our fiscal 2014 quarterly cash dividend by 42.9 percent to $0.20 per share compared to our quarterly cash dividend in fiscal 2013 of $0.14 per share.
•
Our stock repurchase program returned over $100 million to our shareholders during fiscal 2014, which reduced our number of shares outstanding. This reduction resulted in a benefit to our diluted net earnings per share of $0.08 per share in fiscal 2014 compared to fiscal 2013.

Recent Development

On November 14, 2014, during the first quarter of fiscal 2015, we acquired substantially all of the assets (excluding accounts receivables) of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. BOSS designs, manufactures, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, ATVs, UTVs, skid steers, and front-end loaders. Through this acquisition, we added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products. We believe that this acquisition positions us to strengthen and grow our relationships with professional contractors, municipalities, and other customers by enabling us to provide them with innovative, durable equipment and high-quality service they need for each season. This acquisition closed for $227.9 million, subject to certain post-closing adjustments, which included a cash payment of $197.9 million and issuance of a long-term note of $30.0 million.

New Three-Year Initiative

Our new multi-year initiative, "Destination PRIME," will begin our journey into our second century. Similar to our previous Destination 2014 initiative, this new three-year initiative is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our new Destination PRIME initiative, we intend to strive to achieve our goals by pursuing a progression of annual milestones. Each fiscal year we will set forth associated organic revenue growth and operating earnings goals, while continuing to focus on the progress we made through our previous initiatives, such as working capital.

Organic Revenue Growth.   We intend to pursue strategic growth of our existing businesses and product categories with an annual organic revenue growth goal. One of our goals of our new Destination PRIME initiative is to achieve at least five percent organic revenue growth each fiscal year of this initiative.

Operating Earnings Growth.   Additionally, as part of our new Destination PRIME initiative growth goals, we have set an earnings goal to raise operating earnings as a percentage of net sales to 13 percent or higher by the end of fiscal 2017.

Working Capital.   As part of our previous initiatives, we have placed emphasis on improving asset management, and we intend to build on that momentum as part of our new Destination PRIME initiative. Our goal is to drive down average net working capital to 13 percent or lower by the end of fiscal 2017.

Outlook for Fiscal 2015

As we enter our second century, we intend to continue to rely on principles that have sustained our longevity and continue our commitment of providing an array of innovative products and services to customers around the world. We have taken, and intend to continue to take, proactive measures with investments focused on generating customer demand, gaining market share, entering new markets, and achieving strong financial results. We believe our fiscal 2015 financial performance will include, among many others, the following main factors:

•
We anticipate fiscal 2015 net sales in our professional segment to increase compared to fiscal 2014 due, in part, to our recent acquisition of the BOSS professional snow and ice management business. We also expect the positive momentum of demand for our landscape contractor equipment products in fiscal 2014 to continue in fiscal 2015, driven by our products that are designed to enhance productivity and performance for the landscape contractor. Sales in the golf and grounds equipment markets are expected to slightly increase in fiscal 2015 as compared to fiscal 2014, and we also anticipate positive customer response generated from new products, such as our new INFINITY® Series golf sprinklers, to continue in fiscal 2015. Additionally, as we launched our Toro branded products from recent acquisitions in the rental and specialty construction market during fiscal 2014, we plan to capitalize on the continued growth and demand in this market with our broader lineup of products. Precision irrigation products remain a long-term focus for us as continued market growth and demand for efficient watering solutions for agriculture is expected to drive demand for our products. We expect our increased manufacturing capacity and infrastructure that expanded our market presence for micro-irrigation products to contribute to our anticipated sales growth of micro-irrigation products in fiscal 2015.
•
We expect our residential segment net sales to increase in fiscal 2015 compared to fiscal 2014 as we anticipate the domestic economy to continue to slowly improve. We also anticipate our enhanced portfolio of Toro walk power mowers and a new line of riding products to be well received by customers, as well as increased product placement at a key retailer to drive sales growth for our residential segment in fiscal 2015. However, as we benefited from heavy snow falls during the 2013-2014 winter season that drove strong sales and demand of our snow thrower products in fiscal 2014, we do not expect to repeat our sales levels of snow thrower products in fiscal 2015 as compared to fiscal 2014.
•
We intend to continue to focus on our international markets to grow our revenues, and our long-term goal is for our international sales to comprise a larger percentage of our total consolidated net sales. We plan to continue investing in new products designed specifically for international markets and in infrastructure around the world, connecting us more closely to our customers and increasing our global presence. Specifically, we have increased manufacturing capacity and infrastructure for our micro-irrigation business as we anticipate worldwide demand to increase for our efficient, water conserving products for agricultural markets. However, uncertainty with the economies of key international markets, including some European countries, is expected to linger into fiscal 2015, which may hamper our international net sales growth. Additionally, foreign currency exchange rate trends could hinder our international net sales in fiscal 2015.

•
We expect net earnings and diluted net earnings per share to be up in fiscal 2015 compared to fiscal 2014, driven mainly by our anticipated sales growth and leveraging of our SG&A costs. However, we anticipate our gross margin rate in fiscal 2015 to be slightly down as compared to our fiscal 2014 gross margin rate, primarily due to the purchase accounting impact of our recent acquisition of the BOSS snow and ice management business. Additionally, we anticipate a further reduction in our diluted shares outstanding due to anticipated continued repurchases of our common stock.
•
As announced on December 4, 2014, our Board of Directors increased our fiscal 2015 first quarter cash dividend by 25 percent to $0.25 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2014.
•
In fiscal 2015, we plan to continue to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain. However, we anticipate our average net working capital as a percentage of net sales in fiscal 2015 to slightly increase as compared to fiscal 2014. Average inventory levels and receivables are anticipated to be higher in fiscal 2015 compared to fiscal 2014 as a result of incremental inventory and receivables from our recent acquisition of the BOSS professional snow and ice management business. Additionally, we anticipate our average inventory levels to be higher in fiscal 2015 because our inventory levels as of the end of fiscal 2014 were higher as compared to inventory levels as of the end of fiscal 2013, mainly for products impacted by the continued phase-in of applicable Tier 4 diesel engine emission requirements and other regulations in Europe.

RESULTS OF OPERATIONS

Fiscal 2014 net earnings were $173.9 million compared to $154.8 million in fiscal 2013, an increase of 12.3 percent. Fiscal 2014 diluted net earnings per share were $3.02, an increase of 15.3 percent from $2.62 per share in fiscal 2013. The primary factors contributing to the net earnings improvement were higher net sales, a slight increase in gross profit, and leveraging fixed SG&A costs over higher sales volumes. However, those increases were partially offset by a reduction in other income and a higher effective tax rate. Our net earnings per diluted share were also benefited by $0.08 per share in fiscal 2014 compared to fiscal 2013 as a result of reduced shares outstanding from repurchases of our common stock.

   Fiscal 2013 net earnings were $154.8 million compared to $129.5 million in fiscal 2012, an increase of 19.5 percent. Fiscal 2013 diluted net earnings per share were $2.62, an increase of 22.4 percent from $2.14 per share in fiscal 2012. The primary factors contributing to the net earnings improvement were higher net sales, an increase in gross profit, higher other income, and a decrease in our effective tax rate, partially offset by an increase in SG&A expense. Our net earnings per diluted share were also benefited by $0.07 per share in fiscal 2013 compared to fiscal 2012 as a result of reduced shares outstanding from repurchases of our common stock.

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	(64.4)	(64.5)	(65.6)

Gross margin	35.6	35.5	34.4
SG&A expense	(23.5)	(24.2)	(23.9)

Operating earnings	12.1	11.3	10.5
Interest expense	(0.7)	(0.8)	(0.9)
Other income, net	0.4	0.6	0.4
Provision for income taxes	(3.8)	(3.5)	(3.4)

Net earnings	8.0%	7.6%	6.6%

Fiscal 2014 Compared With Fiscal 2013

Net Sales.   Worldwide net sales in fiscal 2014 were $2,172.7 million compared to $2,041.4 million in fiscal 2013, an increase of 6.4 percent. This net sales improvement was attributable to the following factors:

•
Increased sales of professional segment products due to strong demand for landscape contractor equipment, continued acceptance and demand for our drip irrigation solutions in agricultural markets, and the successful introduction of new and enhanced products that were well received by customers, including products in the golf market and rental and specialty construction equipment market. Additionally, improved price realization, as well as incremental sales from acquisitions of $2.8 million, contributed to our net sales growth in fiscal 2014.
•
Increased sales of residential segment products due to strong shipments and demand for snow thrower products and parts as a result of heavy snow falls during the 2013-2014 snow season in key markets and strong preseason demand for the 2014-2015 snow season. Additionally, higher shipments and demand for our zero-turn radius riding mowers and increased sales of electric trimmers and blowers contributed to our sales growth. However, residential segment net sales in Australia were down due to unfavorable weather conditions and foreign currency exchange rate changes.

•
Our overall net sales in international markets slightly increased by 1.2 percent in fiscal 2014 compared to fiscal 2013. However, changes in foreign currency exchange rates reduced our total net sales by approximately $5 million in fiscal 2014.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin slightly increased by 10 basis points to 35.6 percent in fiscal 2014 from 35.5 percent in fiscal 2013. This improvement was mainly the result of the following factors:

•
Improved price realization.
•
Cost reduction efforts from productivity and process improvement initiatives.

Somewhat offsetting those positive factors were:

•
Lower proportion of professional segment sales that carry higher average gross margins than our residential segment.
•
Unfavorable foreign currency exchange rate movements.
•
Slightly higher prices paid for commodities in fiscal 2014 compared to fiscal 2013, mainly for steel and resins.
•
Costs for a supplier component rework issue that impacted certain walk power mowers.

Selling, General, and Administrative Expense.   SG&A expense increased $16.0 million, or 3.2 percent, in fiscal 2014 compared to fiscal 2013. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expense as a percentage of net sales. SG&A expense rate in fiscal 2014 decreased 70 basis points to 23.5 percent compared to 24.2 percent in fiscal 2013 due to fixed SG&A costs spread over higher sales volumes. However, the increase in SG&A expense of $16.0 million was driven mainly by the following factors:

•
Increased sales and marketing expense of $6 million.
•
Continued investments in engineering and new product development that resulted in higher expense of $5 million.
•
Higher incentive compensation expense of $4 million as a result of improved financial performance.
•
Incremental costs from acquisitions of approximately $2 million.

Somewhat offsetting those increases in SG&A expense was a decline in product liability expense of $2 million from favorable claims experience.

Interest Expense.   Interest expense for fiscal 2014 decreased by 4.8 percent compared to fiscal 2013 as a result of higher capitalized interest from capital projects.

Other Income, Net.   Other income, net consists mainly of our proportionate share of income or losses from equity investments (affiliates), currency exchange rate gains and losses, litigation settlements and recoveries, interest income, and retail financing revenue. Other income for fiscal 2014 was $8.7 million compared to $12.3 million in fiscal 2013, a decrease of $3.5 million. This decrease in other income, net was primarily due to recovery for a litigation settlement of $3 million last fiscal year that was not duplicated in fiscal 2014 and higher foreign currency exchange rate losses of $0.3 million in fiscal 2014 compared to fiscal 2013.

Provision for Income Taxes.   The effective tax rate for fiscal 2014 was 32.2 percent compared to 31.7 percent in fiscal 2013. The increase in the effective tax rate was attributable to the benefit in fiscal 2013 for the retroactive reenactment of the domestic research tax credit, which expired on December 31, 2013. This increase was partially offset by a discrete benefit relating to the change in tax accounting method filed that allowed us to recoup basis for previously disposed assets and changes in the mix of international earnings.

   We anticipate our tax rate for fiscal 2015 to be lower than our fiscal 2014 tax rate primarily due to the tax extenders bill that resulted in the retroactive reenactment of the domestic research tax credit within this bill.

Fiscal 2013 Compared With Fiscal 2012

Net Sales.   Worldwide net sales in fiscal 2013 were $2,041.4 million compared to $1,958.7 million in fiscal 2012, an increase of 4.2 percent. This net sales improvement was attributable to the following factors:

•
Increased shipments and demand for professional segment products, mainly landscape contractor equipment, the successful introduction of new and enhanced products that were well received by customers, acceptance and demand for our drip irrigation solutions in agricultural markets, and golf renovation projects that drove demand for our golf irrigation systems. Additionally, price increases introduced on some products, increased sales and demand in the rental market, as well as incremental sales from acquisitions of $6.4 million, contributed to our net sales growth in fiscal 2013.
•
Increased sales of Pope irrigation products in Australia, zero-turn radius riding mowers, and handheld trimmer and blower products in our residential segment due to positive customer response to newly introduced and enhanced products, as well as favorable weather conditions.
•
Higher international net sales primarily due to increased demand in the Europe, Middle East, and Africa ("EMEA") region and Asia for micro-irrigation and golf equipment products. However, changes in foreign currency exchange rates reduced our net sales by approximately $13 million in fiscal 2013.

Somewhat offsetting those sales increases were:

•
A decline in overall residential segment net sales primarily from lower shipments of snow thrower products due to the lack of snowfall during the 2013-2012 and 2012-2011 winter seasons in certain key markets. In addition, shipments of walk power mowers were down due to adverse spring weather conditions that negatively impacted demand and our sales during the key selling period.
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

Selling, General, and Administrative Expense.   SG&A expense rate in fiscal 2013 increased by 30 basis points to 24.2 percent compared to 23.9 percent in fiscal 2012. The increase in SG&A expense was driven by:

•
Higher sales and marketing expense of $9 million.
•
An increase in warehousing costs of $6 million, mainly related to our distribution facility in Ankeny, Iowa that opened in early fiscal 2013, plus higher inventory levels.
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

Other Income, Net.   Other income for fiscal 2013 was $12.3 million compared to $7.6 million in fiscal 2012, an increase of $4.7 million. This increase in other income, net was mainly due to a recovery for a litigation settlement of $3 million, an increase in income from our equity investment in Red Iron of $1 million, and lower foreign currency exchange rate losses of $1 million in fiscal 2013 compared to fiscal 2012.

Provision for Income Taxes.   The effective tax rate for fiscal 2013 was 31.7 percent compared to 34.0 percent in fiscal 2012. The reduction in the effective tax rate was primarily the result of the benefit in fiscal 2013 from the retroactive reenactment of the domestic research tax credit.

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

Professional

Professional segment net sales represented 68 percent of consolidated net sales for fiscal 2014, 70 percent for fiscal 2013, and 68 percent for fiscal 2012. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2014	2013	2012

Net sales	$1,477.6	$1,425.3	$1,329.5
% change from prior year	3.7%	7.2%	7.3%
Operating earnings	$276.3	$254.4	$232.1
As a percent of net sales	18.7%	17.9%	17.5%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2014 were up by 3.7 percent compared to fiscal 2013 primarily as a result of the following factors:

•
Strong sales and demand for landscape contractor equipment, including new and enhanced products, as contractors continued to invest in turf maintenance equipment.
•
Higher global sales of our micro-irrigation products from continued market growth and demand for more efficient watering solutions for agriculture.
•
Increased golf product sales mainly due to the successful introduction of new and enhanced products, such as our new INFINITY® sprinklers, that were well received by customers, as well as new international golf course projects.
•
Increased sales and demand for rental and specialty construction equipment, including products that we introduced under the Toro brand.
•
Improved price realization and incremental sales of $2.8 million from acquisitions.

   Our domestic field inventory levels of our professional segment products were higher as of the end of fiscal 2014 compared to the end of fiscal 2013 due, in part, to anticipated strong demand for products subject to Tier 4 diesel engine emission requirements and expansion in new markets.

   Worldwide net sales for the professional segment in fiscal 2013 were up by 7.2 percent compared to fiscal 2012 primarily as a result of the following factors:

•
Successful introduction of new and enhanced products that were well received by customers, particularly for landscape contractor equipment.
•
Higher global sales of our micro-irrigation products from market growth and demand for our drip irrigation solutions for agricultural markets, as well as additional manufacturing capacity that increased production and enabled higher sales of our micro-irrigation products.
•
Increased sales and demand in the rental and specialty construction market from broadening our customer base as part of our acquisitions in fiscal 2012, improved market conditions, and new product introductions.
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

Operating Earnings.   Operating earnings for the professional segment in fiscal 2014 increased 8.6 percent compared to fiscal 2013 primarily due to higher sales volumes and an improvement in gross margin. Expressed as a percentage of net sales, professional segment operating margins increased 80 basis points to 18.7 percent in fiscal 2014 compared to 17.9 percent in fiscal 2013. The following factors impacted professional segment operating earnings:

•
Higher gross margin in fiscal 2014 compared to fiscal 2013 as a result of improved price realization and cost reduction efforts.
•
A decline in SG&A expense rate in fiscal 2014 compared to fiscal 2013 due to further leveraging fixed SG&A costs over higher sales volumes.

   Operating earnings for the professional segment in fiscal 2013 increased 9.6 percent compared to fiscal 2012 primarily due to higher sales volumes and an improvement in gross margin. Expressed as a percentage of net sales, professional segment operating margins increased 40 basis points to 17.9 percent in fiscal 2013 compared to 17.5 percent in fiscal 2012. The following factors impacted professional segment operating earnings:

•
Higher gross margin as a result of the same factors discussed previously in the Fiscal 2013 Compared to Fiscal 2012 Gross Margin section.
•
A slight decline in SG&A expense rate in fiscal 2013 compared to fiscal 2012 due to leveraging fixed SG&A costs over higher sales volumes and lower warranty expense.

Residential

Residential segment net sales represented 31 percent of consolidated net sales for fiscal 2014, 29 percent for fiscal 2013, and 31 percent for fiscal 2012. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2014	2013	2012

Net sales	$672.4	$594.4	$607.4
% change from prior year	13.1%	(2.1)%	(2.6)%
Operating earnings	$76.9	$62.0	$57.9
As a percent of net sales	11.4%	10.4%	9.5%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2014 were up by 13.1 percent compared to fiscal 2013 primarily as a result of the following factors:

•
Strong shipments and demand for snow thrower products and parts as a result of heavy snow falls during the 2013-2014 snow season in key markets and strong preseason demand for the 2014-2015 snow season.
•
Increased sales and demand of zero-turn radius riding products, including our enhanced products, as customers continued to transition to this mowing platform.
•
Higher sales of electric handheld products due to additional product placement at mass retailers and favorable weather conditions.
•
A slight increase in sales of walk power mowers due to the positive customer response to new products and expanded product placement for certain models, which was partially offset by the late arrival of spring weather conditions and a supplier-related rework that hampered sales in fiscal 2014.

Somewhat offsetting the increase in residential segment net sales was a decline in sales in Australia from unfavorable weather conditions, as well as unfavorable foreign currency exchange rate fluctuations.

   Our domestic field inventory levels of our residential segment products were higher as of the end of fiscal 2014 compared to the end of fiscal 2013, mainly for snow thrower products as a result of anticipated strong retail demand for the 2014-2015 winter season.

   Worldwide net sales for the residential segment in fiscal 2013 were down by 2.1 percent compared to fiscal 2012 primarily as a result of the following factors:

•
Lower shipments and demand for snow thrower products due to the lack of snowfall during the 2013-2012 and 2012-2011 winter seasons in certain key markets.

•
A decrease in sales of walk power mowers due to adverse spring weather conditions in fiscal 2013 that negatively impacted demand and our sales during the key selling period.

Somewhat offsetting the decreases in residential segment net sales were:

•
Increased sales of Pope irrigation products in Australia as a result of dry weather conditions in that region.
•
Higher shipments and demand of zero-turn radius riding mowers and handheld trimmer and blower products due to positive customer response to newly introduced and enhanced products, as well as favorable fall weather conditions.

Operating Earnings.   Operating earnings for the residential segment in fiscal 2014 increased 24.0 percent compared to fiscal 2013. Expressed as a percentage of net sales, residential segment operating margins increased 100 basis points to 11.4 percent in fiscal 2014 compared to 10.4 percent in fiscal 2013. The following factors impacted residential segment operating earnings:

•
Slightly lower gross margins from higher commodity prices and costs related to a supplier component rework issue, partially offset by production efficiencies on increased sales volumes.
•
Lower SG&A expense rate attributable to leveraging fixed SG&A costs over higher sales volumes.

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
•
Higher other income due to a recovery from a litigation settlement in fiscal 2013.

Other

(Dollars in millions) Fiscal years ended October 31	2014	2013	2012

Net sales	$22.7	$21.8	$21.8
% change from prior year	4.2%	0.0%	3.6%
Operating loss	$(96.8)	$(89.7)	$(93.7)

Net Sales.   Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the Professional and Residential segments to those distribution companies. The other segment net sales in fiscal 2014 were up by $0.9 million compared to fiscal 2013 due to higher sales volumes at our company-owned distribution companies.

   The other segment net sales in fiscal 2013 were even at $21.8 million compared to fiscal 2012.

Operating Loss.   Operating loss for the other segment in fiscal 2014 increased by 7.8 percent compared to fiscal 2013. This loss increase was primarily attributable to higher incentive compensation expense, higher foreign currency exchange rate losses, and recovery for a litigation settlement in fiscal 2013 that was not duplicated in fiscal 2014.

   Operating loss for the other segment in fiscal 2013 decreased by 4.3 percent compared to fiscal 2012. This loss decrease was primarily attributable to litigation recovery in fiscal 2013, lower foreign currency exchange rate losses, and an increase in income from our equity investment in Red Iron.

FINANCIAL CONDITION

Working Capital

In fiscal 2014, we continued to place emphasis on improving asset utilization, with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. As a result of our efforts, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales decreased to 15.1 percent as of the end of fiscal 2014 compared to 16.6 percent as of the end of fiscal 2013.

   The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2014	2013

Average cash and cash equivalents	$156.9	$123.0
Average receivables, net	208.1	198.9
Average inventories, net	306.2	298.0
Average accounts payable	185.2	158.3
Average days outstanding for receivables	35.0	35.6
Average inventory turnover (times)	4.57	4.42

The following factors impacted our working capital:

•
Average net receivables increased by 4.6 percent in fiscal 2014 compared to fiscal 2013 as a result of higher sales volumes. Our average days outstanding for receivables slightly decreased to 35.0 days in fiscal 2014 compared to 35.6 days in fiscal 2013.
•
Average inventories slightly increased by 2.8 percent in fiscal 2014 compared to fiscal 2013. However, inventory levels as of the end of fiscal 2014 compared to the end of fiscal 2013 were up by $34.5 million, or 14.4 percent, as we built inventory in anticipation of strong demand for certain products, including products impacted by the continued phase-in of applicable Tier 4 diesel engine emission requirements and other regulations in Europe.

•
Average accounts payable increased by 17.0 percent in fiscal 2014 compared to fiscal 2013 mainly due to higher volume of purchases from increased sales and demand in fiscal 2014 compared to fiscal 2013.

   In fiscal 2015, we intend to continue to place emphasis on improving asset utilization and reducing the amount of working capital in the supply chain. Notwithstanding these efforts, we expect average receivables to increase and average inventory turnover to improve in fiscal 2015 compared to fiscal 2014 due to anticipated higher sales volumes. We also expect average inventory levels in fiscal 2015 to be higher as compared to fiscal 2014 due, in part, to incremental inventory levels from our recent acquisition of the BOSS professional snow and ice management business. Additionally, we anticipate average inventory in fiscal 2015 to be higher as compared to average inventory in fiscal 2014 because inventory levels as of the end of fiscal 2014 were higher compared to inventory levels as of the end of fiscal 2013, mainly for certain products impacted by Tier 4 diesel engine emission requirements and other regulations in Europe. We also anticipate average accounts payable to increase in fiscal 2015 as compared to fiscal 2014, driven by higher purchases to meet expected increase in demand for our products.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2014 capital expenditures of $71.1 million were higher by $21.7 million compared to fiscal 2013. This increase was primarily attributable to capital expenditures for the construction of our expanded new corporate facility located in Bloomington, Minnesota, new product tooling, and replacement production equipment. Capital expenditures for fiscal 2015 are planned to be approximately $75 million as we expect to continue to invest in new product tooling, new technology in production processes and equipment, replacement production equipment, as well as renovations of our original corporate facility located in Bloomington, Minnesota to accommodate expansion needs for our product development and test capacities.

   Long-term assets as of October 31, 2014 were $368.4 million compared to $349.5 million as of October 31, 2013, an increase of 5.4 percent. This increase was mainly attributable to higher investments of capital expenditures in fiscal 2014 compared to fiscal 2013, as discussed above. Included in long-term assets as of October 31, 2014 and 2013 was goodwill in the amount of $91.9 million. Based on our annual impairment analysis, we determined there was no goodwill impairment for any of our reporting units as their related fair values were substantially in excess of their carrying values.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2014	2013	2012

Operating activities	$182.4	$221.9	$185.8
Investing activities	(65.7)	(44.8)	(47.3)
Financing activities	17.0	(118.3)	(93.0)
Effect of exchange rates on cash	(1.8)	(1.7)	(0.5)

Net cash increase	$131.9	$57.1	$45.0

Cash and cash equivalents as of fiscal year end	$314.9	$183.0	$125.9

Cash Flows From Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2014, cash provided by operating activities decreased $39.5 million, or 17.8 percent, from fiscal 2013. This decrease was due to cash utilized for increased working capital needs, mainly as a result of an increase in inventory levels and a decline in accounts payable, partially offset by higher net earnings.

   In fiscal 2013, cash provided by operating activities increased $36.1 million, or 19.4 percent, from fiscal 2012. This improvement was due to a decrease in inventory levels and higher net earnings, somewhat offset by an increase in accounts receivable.

Cash Flows From Investing Activities.   Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2014 increased $20.9 million, or 46.7 percent, from fiscal 2013 mainly due to higher purchases of property, plant, and equipment, including our new corporate facility, as previously discussed.

   Cash used in investing activities was down 5.4 percent in fiscal 2013 compared to fiscal 2012 due to lower amounts of cash utilized for acquisitions, somewhat offset by an increase in purchases of property, plant, and equipment.

Cash Flows From Financing Activities.   Cash provided by financing activities was $17.0 million in fiscal 2014 compared to cash used in financing activities of $118.3 million in fiscal 2013. The increase in cash provided by financing activities included an increase in short-term and long-term debt, partially offset by higher amounts of cash paid for dividends and stock repurchases in fiscal 2014 compared to fiscal 2013.

   Cash used in financing activities increased by 27.1 percent in fiscal 2013 compared to fiscal 2012 due to higher amounts of cash paid for dividends and repurchases of our common stock, as well as lower amounts of proceeds from exercises of stock options.

Cash and Cash Equivalents.   Cash and cash equivalents as of the end of fiscal 2014 were higher by $131.9 million compared to the end of fiscal 2013. In late fiscal 2014, our cash increased due to borrowings under our revolving credit facility, including $130.0 million additional cash received under a term loan in anticipation of cash required to close the acquisition of the BOSS business early in the first quarter of fiscal 2015.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of October 31, 2014, cash and short-term investments held by our foreign subsidiaries that are not available to fund domestic operations unless repatriated were $56.4 million. We currently do not intend to repatriate this cash held by our foreign subsidiaries; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds.

   Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019, which replaced our prior revolving credit facility that was scheduled to mature in July 2015. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $13.2 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2014, we had $20.8 million outstanding short-term debt under these lines of credit compared to no outstanding short-term debt as of October 31, 2013. Our short-term debt outstanding as of October 31, 2014 was mainly due to borrowings under our credit facility in anticipation of cash required to close the acquisition of the BOSS business early in the first quarter of fiscal 2015. As of October 31, 2014, we had $13.7 million of outstanding letters of credit and $128.7 million of unutilized availability under our credit agreements.

   Additionally, as of October 31, 2014, we had $354.0 million outstanding in long-term debt that includes $100 million in aggregate principal amount of 7.8% debentures due June 15, 2027 and $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. In late fiscal 2014 as part of our renewed credit facility, we also obtained a $130.0 million term loan for cash required to close the acquisition of the BOSS business early in fiscal 2015. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.

   Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility we recently entered into in October 2014, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2014, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of October 31, 2014, and we expect to be in compliance with all covenants during fiscal 2015. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2014 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3.

Capital Structure

The following table details the components of our total capitalization and debt-to-capitalization ratio.

(Dollars in millions) October 31	2014	2013

Short-term debt	$20.8	$–
Long-term debt, including current portion	354.0	223.5
Stockholders' equity	408.7	358.7
Debt-to-capitalization ratio	47.8%	38.4%

   Our debt-to-capitalization ratio increased in fiscal 2014 compared to fiscal 2013 due to an increase in our short-term and long-term debt, as previously discussed, partially offset by an increase in stockholders' equity from higher net earnings.

Cash Dividends

During the first quarter of fiscal 2014, we changed our annual dividend guideline from 20 to 30 percent to 30 to 40 percent of our three-year average net earnings per share for the current and previous two fiscal years. Each quarter in fiscal 2014, our Board of Directors declared a cash dividend of $0.20 per share, which was a 42.9 percent increase over our cash dividend of $0.14 per share paid each quarter in fiscal 2013. As announced on December 4, 2014, our Board of Directors increased our fiscal 2015 first quarter cash dividend by 25 percent to $0.25 per share from the quarterly cash dividend paid in the first quarter of fiscal 2014.

Share Repurchase Plan

During fiscal 2014, we continued repurchasing shares of our common stock in the open market, thereby reducing our shares outstanding. In addition, our repurchase program provided shares for use in connection with our equity compensation plans. As of October 31, 2014, 2,720,493 shares remained available for repurchase under our Board authorization. We expect to continue repurchasing shares of our common stock in fiscal 2015 depending upon market conditions.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2014	2013	2012

Shares of common stock purchased[1]	1,622,569	2,131,615	2,591,039
Cost to repurchase common stock	$101.7	$98.8	$92.7
Average price paid per share	$62.66	$46.37	$35.78

1
Does not include shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our stock-based compensation plans.

Customer Financing Arrangements

Wholesale Financing.   We are party to a joint venture with TCFIF, established as Red Iron, the purpose of which is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and select distributors of our products in Canada that enables them to carry representative inventories of our products. Under a separate arrangement, TCFCFC provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,280.5 million of new receivables for dealers and distributors during fiscal 2014, of which $291.6 million was outstanding as of October 31, 2014.

   Some independent international dealers continue to finance their products with a third party financing company. This third party financing company purchased $18.7 million of receivables from us during fiscal 2014, of which $10.9 million was outstanding as of October 31, 2014.

   We also enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by them. As of October 31, 2014, we were contingently liable to repurchase up to a maximum amount of $9.4 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies and Red Iron over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product up to but not exceeding our limited obligation, which could have an adverse effect on our operating results.

   We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; micro-irrigation dealers and distributors; government customers; and rental companies. Beginning in fiscal 2015 as a result of our acquisition of the BOSS business, we will also provide open account financing to distributors and dealers in our BOSS business until such time as these customers may transition to our Red Iron financing joint venture.

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

   From time to time, we enter into agreements where we provide recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2014 was $1.9 million.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2014, we had an outstanding note receivable in the amount of $1.1 million, which is included in other current and long-term assets on our consolidated balance sheet.

Off-Balance Sheet Arrangements and
Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2014.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Short-term debt[1]	$20,818	$–	$–	$–	$20,818
Long-term debt[1]	6,640	26,210	97,500	225,000	355,350
Interest payments[2]	17,960	35,267	34,512	204,373	292,112
Deferred compensation arrangements[3]	514	1,028	599	–	2,141
Purchase obligations[4]	18,921	–	–	–	18,921
Acquisition[5]	197,882	30,000	–	–	227,882
Operating leases[6]	15,308	18,780	9,548	23,886	67,522
Other[7]	15,291	–	–	–	15,291

Total	$293,334	$111,285	$142,159	$453,259	$1,000,037

1
Principal payments in accordance with our credit facilities and long-term debt agreements.
2
Interest payments for outstanding short-term and long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of October 31, 2014.
3
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
4
Purchase obligations represent contracts or commitments for the purchase of raw materials.
5
As of October 27, 2014, we entered into an Asset Purchase Agreement for the acquisition of the BOSS business, which was subject to certain closing conditions. On November 14, 2014, this acquisition closed for $227.9 million, subject to certain post-closing adjustments, which included a cash payment of $197.9 million and issuance of a long-term note of $30.0 million.
6
Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.
7
Payment obligation in connection with the renovation of our original corporate facility located at Bloomington, Minnesota.

   As of October 31, 2014, we also had $16.2 million in outstanding letters of credit issued, including standby letters of credit, during the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $5.2 million of unrecognized tax benefits, including interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

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

Inflation

We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2014, we experienced slightly higher average commodity prices compared to the average prices paid for commodities in fiscal 2013, which hindered our gross margin growth rate in fiscal 2014 as compared to fiscal 2013. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly higher in fiscal 2015 as compared to fiscal 2014. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Acquisitions

On November 27, 2013, during the first quarter of fiscal 2014, we completed the acquisition of certain assets of a quality value-priced line of outdoor lighting fixtures for the landscape lighting market. The purchase price of this acquisition was $1.2 million.

   On September 30, 2013, during the fourth quarter of fiscal 2013, we completed the acquisition of certain assets and assumed certain liabilities for a company in China that manufactures water-efficient drip irrigation products, sprinklers, emitters, and filters for agriculture, landscaping, and green house production. The purchase price of this acquisition was $3.5 million.

   On April 25, 2012, during the second quarter of fiscal 2012, we completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and specialty construction market. On February 10, 2012, also during the second quarter of fiscal 2012, we completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the specialty construction market. On December 9, 2011, during the first quarter of fiscal 2012, we completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. The aggregate purchase price of these acquisitions was $11.1 million.

   These acquisitions were immaterial based on our consolidated financial condition and results of operations and all were accounted for as business combinations.

   On November 14, 2014, during the first quarter of fiscal 2015, we acquired substantially all of the assets (excluding accounts receivable) of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc., as previously discussed.

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

Warranty Reserve.   Warranty coverage on our products is generally for specified periods of time and on select products' hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. At the time of sale, we accrue a warranty reserve by product line for estimated costs in connection with future warranty claims. We also establish reserves for major rework campaigns. The amount of our warranty reserves is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the number and value of warranty claims can vary due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accrual and a decrease in our net earnings.

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

Goodwill and Other Intangibles.   Identifiable intangible assets are amortized over their useful lives, unless the useful life is determined to be indefinite. The useful life of an identifiable intangible asset is based on an analysis of several factors, including contractual, regulatory or legal obligations, demand, competition, and industry trends. Goodwill and indefinite-life intangible assets are not amortized, but are tested at least annually for impairment and whenever events or changes in circumstances indicate that impairment may have occurred.

   Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-life intangible assets, and the income approach is utilized for both. We test goodwill for impairment at the reporting unit level. Under the income approach, we calculate the fair value of our reporting units and indefinite-life intangible assets using the present value of future cash flows. Individual indefinite-life intangible assets are tested by comparing the book values of each asset to the estimated fair value. Our estimate of fair value for indefinite-life intangible assets uses projected revenues from our forecasting process, assumed royalty rates, and a discount rate. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. Materially different assumptions regarding future performance of our businesses or a different weighted-average cost of capital could result in impairment losses or additional amortization expense.

   In conducting the goodwill impairment test, we first perform a qualitative assessment to determine whether it is more likely than not the fair value of any reporting unit is less than its carrying amount. If we conclude that this is the case, a two-step quantitative test for goodwill impairment is performed. In conducting the initial qualitative assessment, we analyze actual and projected growth trends for net sales, gross margin, and earnings for each reporting unit, as well as historical versus planned performance. Additionally, each reporting unit assesses critical areas that may impact its business, including macroeconomic conditions, market related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to projected financial results. All assumptions used in the qualitative assessment require significant judgment.

   If performed due to impairment indicators or the amount of time since the last analysis, the quantitative goodwill impairment test is a two-step process. First, we compare the carrying value of a reporting unit, including goodwill, to its fair value. The fair value of each reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples and our company's market capitalization are also used to corroborate the results of the discounted cash flow models. If the first step indicates the carrying value exceeds the fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

Accounts and Notes Receivable Valuation.   We value accounts and notes receivable net of an allowance for doubtful accounts. Each fiscal quarter, we prepare an analysis of our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, we establish a reserve for specific accounts and notes receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Deterioration in the financial condition of any key customer, inability of customers to obtain bank credit lines, or a significant slow-down in the economy could have a material negative impact on our ability to collect accounts and notes receivable. We believe that an analysis of historical trends and our current knowledge of potential collection problems provide us with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since we cannot predict with certainty future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. In the event we determined that a smaller or larger uncollectible accounts reserve is appropriate, we would record a credit or charge to SG&A expense in the period that we made such a determination.

New Accounting Pronouncement to be Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. We will adopt this guidance on November 1, 2017, as required. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our existing revenue recognition policies and procedures.

   No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2014 has had or is expected to have a material impact on our consolidated financial statements.

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

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2015 and 2016. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet cash flow hedge accounting criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss ("AOCL"), and fair value impact of derivative instruments in other income, net as of and for the fiscal year ended October 31, 2014 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact Gain (Loss)

Buy U.S. $/Sell Australian dollar	0.8959	$45,869.6	$717.0	$666.0
Buy U.S. $/Sell Canadian dollar	1.0823	8,722.4	405.5	196.1
Buy U.S. $/Sell Euro	1.3153	95,690.9	3,917.1	(768.0)
Buy U.S. $/Sell British pound	1.5987	9,272.3	247.4	6.8
Buy Euro/ Sell U.S. $	1.2523	6,787.3	–	831.4
Buy Mexican peso/ Sell U.S. $	13.4633	15,375.2	(641.3)	543.5
Buy Euro/Sell Romanian New Leu	4.4105	10,643.2	(542.8)	(536.3)

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Included in long-term debt is $224.0 million of fixed-rate debt that is not subject to variable interest rate fluctuations and $130.0 million LIBOR-based term loan, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. As of October 31, 2014, the estimated fair value of long-term debt with fixed interest rates was $261.0 million compared to its carrying amount of $224.0 million. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $15.8 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.

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

Commodity Risk.   We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation." We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. In fiscal 2014, our manufacturing facilities entered into these fixed-price contracts for approximately 40 percent of their monthly-anticipated usage.

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

   Management, with the participation of the company's Chairman of the Board, President, and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2014. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2014. Our internal control over financial reporting as of October 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries as of October 31, 2014 and 2013 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2014. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company's management is responsible for these consolidated financial statements and the identified financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2014 and 2013 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles. In our opinion, the identified financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Minneapolis, Minnesota
December 22, 2014

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2014	2013	2012

Net sales	$2,172,691	$2,041,431	$1,958,690
Cost of sales	1,399,420	1,316,634	1,285,596

Gross profit	773,271	724,797	673,094
Selling, general, and administrative expense	510,114	494,135	467,481

Operating earnings	263,157	230,662	205,613
Interest expense	(15,426)	(16,210)	(16,906)
Other income, net	8,714	12,261	7,555

Earnings before income taxes	256,445	226,713	196,262
Provision for income taxes	82,575	71,868	66,721

Net earnings	$173,870	$154,845	$129,541

Basic net earnings per share of common stock	$3.09	$2.67	$2.18

Diluted net earnings per share of common stock	$3.02	$2.62	$2.14

Weighted-average number of shares of common stock outstanding – Basic	56,359	57,922	59,446
Weighted-average number of shares of common stock outstanding – Diluted	57,628	59,105	60,618

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands) Fiscal years ended October 31	2014	2013	2012

Net earnings	$173,870	$154,845	$129,541

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $(34), $247, and $0, respectively	(4,758)	(2,342)	(2,532)
Pension and retiree medical benefits, net of tax of $10, $904, and $279, respectively	(1,583)	645	(528)
Derivative instruments, net of tax of $2,350, $(261), and $(239), respectively	3,206	(899)	(88)

Other comprehensive loss, net	(3,135)	(2,596)	(3,148)

Comprehensive income	$170,735	$152,249	$126,393

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2014	2013

ASSETS
Cash and cash equivalents	$314,873	$182,993
Receivables, net:
Customers (net of $1,481 and $3,035, respectively, for allowance for doubtful accounts)	151,479	147,475
Other	6,679	9,696

Total receivables, net	158,158	157,171

Inventories, net	274,603	240,089
Prepaid expenses and other current assets	33,580	33,258
Deferred income taxes	42,822	39,756

Total current assets	824,036	653,267

Property, plant, and equipment, net	205,195	185,096
Long-term deferred income taxes	26,075	25,981
Goodwill	91,851	91,914
Other intangible assets, net	23,829	28,308
Other assets	21,429	18,182

Total assets	$1,192,415	$1,002,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$6,640	$–
Short-term debt	20,818	–
Accounts payable	124,271	136,158
Accrued liabilities:
Warranty	71,080	72,177
Advertising and marketing programs	66,169	64,191
Compensation and benefit costs	59,724	53,500
Insurance	6,960	18,184
Income taxes	4,699	1,938
Other	40,059	42,697

Total current liabilities	400,420	388,845

Long-term debt, less current portion	347,316	223,544
Deferred revenue	10,947	10,899
Deferred income taxes	–	5,969
Other long-term liabilities	25,005	14,753
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares; none issued and outstanding	–	–
Common stock, par value $1.00, authorized 175,000,000 shares; issued and outstanding 55,678,419 shares as of October 31, 2014 and 56,788,723 shares as of October 31, 2013	55,678	56,789
Retained earnings	368,754	314,519
Accumulated other comprehensive loss	(15,705)	(12,570)

Total stockholders' equity	408,727	358,738

Total liabilities and stockholders' equity	$1,192,415	$1,002,748

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$173,870	$154,845	$129,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation, amortization, and impairment losses	53,138	54,134	53,634
Noncash income from finance affiliate	(7,262)	(7,097)	(5,996)
(Increase) decrease in deferred income taxes	(4,700)	149	(206)
Stock-based compensation expense	11,291	10,237	9,503
Other	28	10	(132)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(5,042)	(11,912)	(495)
Inventories, net	(37,183)	9,373	(21,973)
Prepaid expenses and other assets	(3,245)	(6,825)	(6,741)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	1,470	18,962	28,663

Net cash provided by operating activities	182,365	221,876	185,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(71,138)	(49,427)	(43,242)
Proceeds from asset disposals	479	413	491
Distributions from finance affiliate, net	5,672	6,342	5,091
Acquisitions, net of cash acquired	(715)	(2,101)	(9,663)

Net cash used in investing activities	(65,702)	(44,773)	(47,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in (repayments of) short-term debt	19,498	(415)	(922)
Increase in (repayments of) long-term debt	129,557	(1,739)	(1,858)
Excess tax benefits from stock-based awards	8,857	6,134	9,017
Proceeds from exercise of stock options	7,192	9,808	20,347
Purchases of Toro common stock	(103,039)	(99,587)	(93,395)
Dividends paid on Toro common stock	(45,048)	(32,499)	(26,230)

Net cash provided by (used in) financing activities	17,017	(118,298)	(93,041)

Effect of exchange rates on cash and cash equivalents	(1,800)	(1,668)	(464)

Net increase in cash and cash equivalents	131,880	57,137	44,970
Cash and cash equivalents as of the beginning of the fiscal year	182,993	125,856	80,886

Cash and cash equivalents as of the end of the fiscal year	$314,873	$182,993	$125,856

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$16,925	$17,054	$17,147
Income taxes	76,325	76,186	58,709
Shares issued in connection with stock-based compensation plans	6,619	6,629	2,986
Payment obligations issued in connection with acquisitions	420	1,395	100

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance as of October 31, 2011	$59,206	$214,387	$(6,826)	$266,767

Cash dividends paid on common stock – $0.44 per share	–	(26,230)	–	(26,230)
Issuance of 1,664,835 shares under stock-based compensation plans	1,665	27,930	–	29,595
Contribution of stock to a deferred compensation trust	–	255	–	255
Purchase of 2,604,525 shares of common stock	(2,605)	(90,790)	–	(93,395)
Excess tax benefits from stock-based awards	–	9,017	–	9,017
Other comprehensive loss	–	–	(3,148)	(3,148)
Net earnings	–	129,541	–	129,541

Balance as of October 31, 2012	$58,266	$264,110	$(9,974)	$312,402

Cash dividends paid on common stock – $0.56 per share	–	(32,499)	–	(32,499)
Issuance of 669,426 shares under stock-based compensation plans	670	17,904	–	18,574
Contribution of stock to a deferred compensation trust	–	1,466	–	1,466
Purchase of 2,147,185 shares of common stock	(2,147)	(97,441)	–	(99,588)
Excess tax benefits from stock-based awards	–	6,134	–	6,134
Other comprehensive loss	–	–	(2,596)	(2,596)
Net earnings	–	154,845	–	154,845

Balance as of October 31, 2013	$56,789	$314,519	$(12,570)	$358,738

Cash dividends paid on common stock – $0.80 per share	–	(45,048)	–	(45,048)
Issuance of 532,692 shares under stock-based compensation plans	533	16,270	–	16,803
Contribution of stock to a deferred compensation trust	–	1,681	–	1,681
Purchase of 1,644,230 shares of common stock	(1,644)	(101,395)	–	(103,039)
Excess tax benefits from stock-based awards	–	8,857	–	8,857
Other comprehensive loss	–	–	(3,135)	(3,135)
Net earnings	–	173,870	–	173,870

Balance as of October 31, 2014	$55,678	$368,754	$(15,705)	$408,727

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

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

Accounting Estimates

In preparing the consolidated financial statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, incentive compensation accruals, inventory valuation, warranty reserves, earnout liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of October 31, 2014, cash and short-term investments held by the company's foreign subsidiaries that are not available to fund domestic operations unless repatriated were $56,418.

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

Allowance for Doubtful Accounts

The company estimates the balance of allowance for doubtful accounts by analyzing the age of accounts and notes receivable balances and applying historical write-off trend rates. The company also estimates separately specific customer balances when it is deemed probable that the balance is uncollectible. Account balances are charged off against the allowance when all collection efforts have been exhausted.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for a majority of the company's inventories. The first-in, first-out ("FIFO") method is used for all other inventories, constituting 28 and 33 percent of total inventories as of October 31, 2014 and 2013, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. During fiscal 2014 and 2013, LIFO layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $65 and $122 in fiscal 2014 and 2013, respectively. During fiscal 2012, no LIFO layers were reduced.

   Inventories as of October 31 were as follows:

	2014	2013

Raw materials and work in progress	$95,144	$87,668
Finished goods and service parts	246,954	217,796

Total FIFO value	342,098	305,464
Less: adjustment to LIFO value	67,495	65,375

Total	$274,603	$240,089

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over two to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2014, 2013, and 2012, the company capitalized $1,710, $722, and $256 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2014	2013

Land and land improvements	$32,731	$27,632
Buildings and leasehold improvements	156,374	133,866
Machinery and equipment	305,131	284,492
Tooling	177,704	173,039
Computer hardware and software	77,395	73,302
Construction in process	10,857	29,173

Subtotal	760,192	721,504
Less: accumulated depreciation	554,997	536,408

Total property, plant, and equipment, net	$205,195	$185,096

   During fiscal years 2014, 2013, and 2012, the company recorded depreciation expense of $47,136, $48,207, and $46,840, respectively.

Goodwill and Indefinite-Life Intangible Assets

Goodwill represents the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. Goodwill and some trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during each fourth fiscal quarter or more frequently if changes in circumstances or occurrence of events suggest the fair value may not be recoverable.

   The company reviewed the fair value of its reporting units that have goodwill on their respective balance sheets and compared these fair values to the respective carrying amounts during the fourth quarter of fiscal 2014. The company determined that it has eight reporting units, which are the same as its eight operating segments. Six reporting units contain goodwill on their respective balance sheets. The company's estimate of fair value is determined based on a discounted cash flow model. Where available and as appropriate, comparable market multiples are used to corroborate the results of the discounted cash flow method. Growth rates for sales and profits are determined using inputs from the company's annual plan and long-range planning process. Management also makes estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. As of August 29, 2014, the company performed its annual impairment analysis and determined there was no impairment of goodwill for any of its reporting units as the fair values exceeded their respective carrying amounts.

   As of August 29, 2014, the company also performed an assessment of its indefinite-life intangible assets, which consist of certain trade names. The company's estimate of the fair value of its trade names are based on a discounted cash flow model using inputs which included: projected revenues from the company's forecasting process; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate. Based on this analysis, which was also performed in the prior fiscal year, the company concluded its indefinite-life intangible assets were not impaired during fiscal 2014 or 2013. In fiscal 2012, the company wrote down $400 of an indefinite-life intangible asset.

Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and definite-lived intangible assets, which are identifiable assets that arose from purchase acquisitions consisting primarily of patents, non-compete agreements, customer relationships, trade names, and developed technology and are amortized on a straight-line basis over periods ranging from 1.5 to 13 years. The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. For long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised.

   For fiscal 2014 and 2013, the company did not have any impairment losses of other long-lived assets. Based on the company's impairment analysis, the company wrote down $386 of other long-lived assets during fiscal 2012. Additionally, based on the company's analysis of estimated useful lives of property, plant, and equipment, the company did not have any accelerated depreciation expense during fiscal 2014. During fiscal 2013 and 2012, the company had accelerated depreciation expense of $824 and $305, respectively.

Accounts Payable

The company has a customer-managed service agreement with a third party to provide a web-based platform that facilitates participating suppliers' ability to finance payment obligations from the company with a designated third party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to a participating financial institution.

   The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. However, the company's right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers. As of October 31, 2014 and 2013, $12,296 and $16,572, respectively, of the company's outstanding payment obligations had been placed on the accounts payable tracking system.

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

Accrued Warranties

The company provides an accrual for estimated future warranty costs at the time of sale. The company also establishes accruals for major rework campaigns. The amount of warranty accruals is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. The company periodically assesses the adequacy of its warranty accruals based on changes in these factors and records any necessary adjustments if actual claims experience indicates that adjustments are necessary.

   The changes in accrued warranties were as follows:

Fiscal years ended October 31	2014	2013

Beginning balance	$72,177	$69,848
Warranty provisions	41,608	41,067
Warranty claims	(38,568)	(35,529)
Changes in estimates	(4,137)	(3,209)

Ending balance	$71,080	$72,177

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

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a component of other comprehensive income (loss) within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the consolidated statements of earnings.

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

Revenue Recognition

The company recognizes revenue for product sales when persuasive evidence of an arrangement exists, title and risk of ownership passes to the customer, the sales price is fixed or determinable, and collectability is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. A provision is made at the time the related revenue is recognized for estimated product returns, floor plan costs, rebates, and other sales promotion expenses. Sales, use, value-added, and other excise taxes are not recognized in revenue. Freight revenue billed to customers is included in net sales.

   The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title to its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. From time to time, the company also stores inventory on a consignment basis at other customers' locations. The amount of consignment inventory as of October 31, 2014 and 2013 was $22,080 and $18,283, respectively.

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

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $21,080, $19,729, and $19,492 for the fiscal years ended October 31, 2014, 2013, and 2012, respectively.

Advertising

General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general, and administrative expense. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $43,590, $48,071, and $46,947 for the fiscal years ended October 31, 2014, 2013, and 2012, respectively.

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

   Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2014	2013	2012

Weighted-average number of shares of common stock	56,346	57,898	59,440
Assumed issuance of contingent shares	13	24	6

Weighted-average number of shares of common stock and assumed issuance of contingent shares	56,359	57,922	59,446

DILUTED

(Shares in thousands) Fiscal years ended October 31	2014	2013	2012

Weighted-average number of shares of common stock and assumed issuance of contingent shares	56,359	57,922	59,446
Effect of dilutive securities	1,269	1,183	1,172

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	57,628	59,105	60,618

   Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options, restricted stock, and restricted stock units of 259,925, 182,868, and 33,427 during fiscal 2014, 2013, and 2012, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.

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

   In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires entities to disclose, for items reclassified out of accumulated other comprehensive income (loss) and into net income in their entirety, the effect of the reclassification on each affected net income line item. ASU No. 2013-02 also requires a cross reference to other required U.S. GAAP disclosures for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net income. The company adopted this guidance in its fiscal 2013 fourth quarter. The adoption of this guidance did not have an impact on the company's consolidated financial statements.

2	ACQUISITIONS

On November 27, 2013, during the first quarter of fiscal 2014, the company completed the acquisition of certain assets of a quality value-priced line of outdoor lighting fixtures for the landscape lighting market. The purchase price of this acquisition was $1,245, which included cash payments, issuance of a long-term note, and an estimated contingent consideration.

   On September 30, 2013, during the fourth quarter of fiscal 2013, the company completed the acquisition of certain assets and assumed certain liabilities for a company in China that manufactures water-efficient drip irrigation products, sprinklers, emitters, and filters for agriculture, landscaping, and green house production. The net purchase price of this acquisition was $3,481, of which $2,101 was paid in cash in fiscal 2013 and $1,380 was paid in cash in fiscal 2014.

   On April 25, 2012, during the second quarter of fiscal 2012, the company completed the acquisition of certain assets for an equipment line of concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools for the rental and specialty construction market. On February 10, 2012, also during the second quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for an equipment line of vibratory plows, trenchers, and horizontal directional drills for the underground utilities market. On December 9, 2011, during the first quarter of fiscal 2012, the company completed the acquisition of certain assets and assumed certain liabilities for a greens roller product line for the golf course market. The aggregate purchase price of these three acquisitions was $11,112, which included cash payments and issuance of long-term notes.

   The purchase price of all of these acquisitions was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price for acquisitions recorded as goodwill. Additional purchase accounting disclosures have been omitted given the immateriality of these acquisitions in relation to the company's consolidated financial condition and results of operations. See Note 5 for further details related to the acquired intangible assets.

   On November 14, 2014, subsequent to the end of fiscal 2014, the company acquired substantially all of the assets (excluding accounts receivable) of the BOSS® professional snow and ice management business of privately held Northern Star Industries, Inc. Based in Iron Mountain, Michigan, BOSS designs, manufactures, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, all terrain vehicles, utility terrain vehicles, skid steers, and front-end loaders. Through this acquisition, the company added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products. Management believes that this acquisition positions the company to strengthen and grow its relationships with professional contractors, municipalities, and other customers by enabling the company to provide them with innovative, durable equipment and high-quality service they need each season.

   This acquisition closed for $227,882, subject to certain post-closing adjustments, which included a cash payment of $197,882 and issuance of a long-term note of $30,000. The company funded the acquisition with cash on hand, a $130,000 term loan, and an increase in short-term debt of $20,000 under the company's recently renewed revolving credit facility. During fiscal year 2014, the company expensed $509 of acquisition related costs, which was recorded in selling, general, and administrative expense. The company also capitalized $373 of debt issuance costs in other assets related to the $130,000 term loan, which will be amortized over the term of the loan.

   The purchase price of this acquisition will be accounted for as a business combination using the acquisition method, which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair value as of the acquisition date using independent appraisals and other analyses. The excess of the consideration transferred over those fair values is recorded as goodwill, and the company expects the goodwill to be deductible for tax purposes. Due to the timing of the acquisition, the initial valuation and subsequent purchase accounting for this acquisition is incomplete at this time.

3	INVESTMENT IN JOINT VENTURE

In fiscal 2009, the company and TCFIF, a subsidiary of TCF National Bank, established Red Iron, a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company's products in the U.S. and select distributors of the company's products in Canada. The initial term will continue until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company's products in Canada.

   The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2014 and 2013 was $14,890 and $13,300, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7,500 in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $470 and $465 as of October 31, 2014 and 2013, respectively.

   Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement during fiscal 2014, 2013, and 2012 was $1,280,505, $1,211,470, and $1,191,343, respectively.

   Summarized financial information for Red Iron is presented as follows:

For the twelve months ended October 31	2014	2013	2012

Revenue	$22,678	$22,418	$19,765
Net income	16,139	15,776	13,326

As of October 31	2014	2013

Finance receivables, net	$290,927	$260,319
Other assets	3,659	4,040
Total liabilities	261,527	234,804

4	OTHER INCOME, NET

Other income (expense) is as follows:

Fiscal years ended October 31	2014	2013	2012

Interest income	$465	$447	$786
Retail financing revenue	1,077	1,093	1,106
Foreign currency exchange rate loss	(1,006)	(702)	(1,786)
Income from affiliates	7,262	7,097	5,996
Litigation recovery (settlements), net	127	3,071	(36)
Miscellaneous	789	1,255	1,489

Total other income, net	$8,714	$12,261	$7,555

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill –  The changes in the net carrying amount of goodwill for fiscal 2014 and 2013 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2012	$80,984	$11,016	$92,000
Translation adjustments	(22)	(64)	(86)

Balance as of October 31, 2013	$80,962	$10,952	$91,914
Translation adjustments	(16)	(47)	(63)

Balance as of October 31, 2014	$80,946	$10,905	$91,851

Other Intangible Assets –  The components of other intangible assets were as follows:

October 31, 2014	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	1.5 - 13	$10,711	$(8,942)	$1,769
Non-compete agreements	1.5 - 10	7,039	(5,315)	1,724
Customer-related	1.5 - 13	8,650	(5,517)	3,133
Developed technology	1.5 - 10	28,841	(16,869)	11,972
Trade names	1.5 - 5	1,515	(1,165)	350
Other		800	(800)	–

Total amortizable		57,556	(38,608)	18,948

Non-amortizable – trade names		4,881	–	4,881

Total other intangible assets, net		$62,437	$(38,608)	$23,829

October 31, 2013	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	1.5 - 13	$10,213	$(8,537)	$1,676
Non-compete agreements	1.5 - 10	6,849	(4,488)	2,361
Customer-related	1.5 - 13	8,654	(4,660)	3,994
Developed technology	1.5 - 10	28,224	(13,478)	14,746
Trade names	1.5 - 5	1,515	(865)	650
Other		800	(800)	–

Total amortizable		56,255	(32,828)	23,427

Non-amortizable – trade names		4,881	–	4,881

Total other intangible assets, net		$61,136	$(32,828)	$28,308

   The change in gross carrying amount of other intangible assets of $1,301 from October 31, 2014 compared to October 31, 2013 was the result of intangible assets acquired from a company, disclosed in Note 2, and changes in foreign currency exchange rates.

   Amortization expense for intangible assets for the fiscal years ended October 31, 2014, 2013, and 2012 was $6,002, $5,769, and $6,008, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2015, $5,610; 2016, $5,091; 2017, $4,196; 2018, $2,168; 2019, $1,191; and after 2019, $692.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2014, the company had a $150,000 unsecured senior five-year revolving credit facility that expires in October 2019, which replaced the prior revolving credit facility that was scheduled to mature in July 2015. Included in this $150,000 revolving credit facility is a sublimit of $20,000 for standby letters of credit and a sublimit for swingline loans of $20,000. At the election of the company, and the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100,000 in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The company's non-U.S. operations also maintain unsecured short-term lines of credit in the aggregate amount of $13,257. These facilities bear interest at various rates depending on the rates in their respective countries of operation. Under all these lines of credit, the company had $20,818 outstanding as of October 31, 2014. The weighted-average interest rate on outstanding short-term debt as of October 31, 2014 was 1.95%. There was no outstanding debt under the company's lines of credit as of October 31, 2013.

   The credit agreement that contains the revolving credit facility and term loan, which is described in more detail in Note 7, contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility the company entered into in October 2014, the company is not limited in the amount for payments of cash dividends and stock repurchases as long as the debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. Under the prior revolving credit facility that was scheduled to mature in July 2015, the company was not limited in the amounts for payments of cash dividends and stock repurchases as long as the debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 2.75; however, the company was limited to $50,000 per fiscal year if the debt to EBITDA ratio from the previous quarter compliance certificate was greater than 2.75. In fiscal 2014, 2013 and 2012, the company was not limited in the amount for payments of cash dividends and stock repurchases as its debt to EBITDA ratio was below the thresholds. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2014 and 2013.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2014	2013

Term loan, due October 25, 2019	$130,000	$–
7.800% Debentures, due June 15, 2027	100,000	100,000
6.625% Senior Notes, due May 1, 2037	123,606	123,544
Other	350	–

Total long-term debt	353,956	223,544
Less current portion	6,640	–

Long-term debt, less current portion	$347,316	$223,544

   In October 2014, the company obtained a $130,000 term loan with various banks, which was a part of the new credit agreement that included the new revolving credit facility. Under the credit agreement, the term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.

   On April 26, 2007, the company issued $125,000 in aggregate principal amount of 6.625% senior notes due May 1, 2037. The senior notes were priced at 98.513% of par value, and the resulting discount of $1,859 associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1,524 will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.

   In connection with the issuance in June 1997 of $175,000 in long-term debt securities, the company paid $23,688 to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125,000. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18,710. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. As of October 31, 2014, the company had $1,995 remaining in other assets for the excess termination fees over deferred income.

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2015, $6,640; 2016, $13,140; 2017, $13,070; 2018, $13,000; 2019, $84,500; and after 2019, $225,000.

8	STOCKHOLDERS' EQUITY

Common Shares Authorized.   On March 12, 2013, following the approval by the company's shareholders at its 2013 annual meeting of shareholders, the company amended its Restated Certificate of Incorporation by filing a Certificate of Amendment to Restated Certificate of Incorporation to increase the number of authorized shares from 100 million to 175 million.

Stock Repurchase Program.   On December 11, 2012, the company's Board of Directors authorized the repurchase of 5 million shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time. During fiscal 2014, 2013, and 2012, the company paid $101,674, $98,842, and $92,719 to repurchase an aggregate of 1,622,569 shares, 2,131,615 shares, and 2,591,039 shares, respectively. As of October 31, 2014, 2,720,493 shares remained authorized for repurchase.

Treasury Shares.   As of October 31, 2014, the company had 22,386,021 treasury shares at a cost of $1,163,706. As of October 31, 2013, the company had 21,275,717 treasury shares at a cost of $1,081,086.

Accumulated Other Comprehensive Loss.

Components of accumulated other comprehensive loss ("AOCL"), net of tax, within the consolidated statements of stockholders' equity are as follows:

As of October 31	2014	2013	2012

Foreign currency translation adjustments	$12,536	$7,778	$5,436
Pension and postretirement benefits	5,266	3,683	4,328
Derivative instruments	(2,097)	1,109	210

Total accumulated other comprehensive loss	$15,705	$12,570	$9,974

   The components and activity of AOCL are as follows:

	Foreign Currency Translation Adjustments	Pension and Post- retirement Benefits	Cash Flow Derivative Instruments	Total

AOCL as of October 31, 2012	$5,436	$4,328	$210	$9,974
Other comprehensive loss before reclassifications	2,342	–	1,870	4,212
Amounts reclassified from AOCL	–	(645)	(971)	(1,616)

Net current period other comprehensive loss (income)	$2,342	$(645)	$899	$2,596

AOCL as of October 31, 2013	$7,778	$3,683	$1,109	$12,570

Other comprehensive loss before reclassifications	$4,758	$–	$(1,644)	$3,114
Amounts reclassified from AOCL	–	1,583	(1,562)	21

Net current period other comprehensive loss (income)	$4,758	$1,583	$(3,206)	$3,135

AOCL as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705

   AOCL associated with pension and postretirement benefits are included in Note 11. Details of amounts reclassified from accumulated other comprehensive loss to the respective line items in net earnings for cash flow derivative instruments are included in Note 14.

9	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2014	2013	2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Domestic manufacturer's deduction	(1.9)	(2.0)	(2.0)
State and local income taxes, net of federal income tax benefit	1.5	1.5	1.5
Effect of foreign source income	(1.2)	(0.3)	0.2
Domestic research tax credit	(0.2)	(2.4)	(0.2)
Other, net	(1.0)	(0.1)	(0.5)

Consolidated effective tax rate	32.2%	31.7%	34.0%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2014	2013	2012

Provision for income taxes:
Current –
Federal	$75,815	$61,388	$59,405
State	5,997	5,108	4,609
Non-U.S.	3,672	5,734	3,854

Current provision	$85,484	$72,230	$67,868

Deferred –
Federal	$(3,047)	$824	$(685)
State	(81)	91	(132)
Non-U.S.	219	(1,277)	(330)

Deferred benefit	(2,909)	(362)	(1,147)

Total provision for income taxes	$82,575	$71,868	$66,721

   Earnings before income taxes were as follows:

Fiscal years ended October 31	2014	2013	2012

Earnings before income taxes:
U.S.	$239,501	$213,509	$189,206
Non-U.S.	16,944	13,204	7,056

Total	$256,445	$226,713	$196,262

   During the fiscal years ended October 31, 2014, 2013, and 2012, respectively, $8,857, $6,134, and $9,017 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2014	2013

Deferred tax assets (liabilities):
Allowance for doubtful accounts	$858	$1,635
Inventory items	3,918	3,969
Compensation and other accruals	40,932	38,168
Employee benefits	20,374	18,315
Depreciation	3,093	(2,467)
Other	3,734	5,550

Deferred tax assets	$72,909	$65,170
Valuation allowance	(4,012)	(5,572)

Net deferred tax assets	$68,897	$59,598

   The valuation allowance as of October 31, 2014 and 2013 principally applies to capital loss carryforwards and foreign net operating loss carryforwards that are expected to expire prior to utilization.

   As of October 31, 2014, the company had net operating loss carryforwards of approximately $23,786 in foreign jurisdictions. The carryforward periods on the company's foreign loss carryforwards are as follows: $10,740 that do not expire; none that expire in fiscal years 2015 thru 2018; and $13,046 that expire between fiscal years 2019 and 2022.

   As of October 31, 2014, the company had approximately $64,513 of accumulated undistributed earnings from subsidiaries outside the U.S. that are considered to be reinvested indefinitely. No deferred tax liability has been provided for such earnings.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of October 31, 2013	$4,506
Decrease as a result of tax positions taken during a prior period	(164)
Increase as a result of tax positions taken during the current period	726
Decrease relating to settlements with taxing authorities	(26)

Balance as of October 31, 2014	$5,042

   Included in the balance of unrecognized tax benefits as of October 31, 2014 are potential benefits of $3,655 that, if recognized, would affect the effective tax rate from continuing operations.

   The company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $5,042 for unrecognized tax benefits as of October 31, 2014 was an amount of approximately $134 for accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the amounts accrued will be revised and reflected as an adjustment to the provision for income taxes.

   The company anticipates that total unrecognized tax benefits will not change significantly within the next 12 months.

   The company is subject to U.S. federal income tax as well as income tax of numerous state and foreign jurisdictions. The company is generally no longer subject to U.S. federal tax examinations for taxable years before fiscal 2010 and with limited exceptions, state and foreign income tax examinations for fiscal years before 2009.

10	STOCK-BASED COMPENSATION PLANS

The company maintains The Toro Company 2010 Equity and Incentive Plan, as amended ("the plan"), for officers, other employees, and non-employee members of the company's Board of Directors. This plan allows the company to grant equity-based compensation awards, including stock options, restricted stock and restricted stock units, and performance share awards.

   The compensation costs related to stock-based awards were as follows:

Fiscal years ended October 31	2014	2013	2012

Stock option awards	$5,142	$4,710	$4,200
Restricted stock and restricted stock units	1,653	1,694	1,721
Performance share awards	4,496	3,833	3,582

Total compensation cost for stock-based awards	$11,291	$10,237	$9,503

Tax benefit realized for tax deductions from stock-based awards	$12,988	$10,614	$13,266

   The number of unissued shares of common stock available for future equity-based grants under the company's equity-based compensation plan was 3,474,967 as of October 31, 2014. Shares of common stock issued upon exercise or settlement of stock options, restricted stock and restricted stock units, and performance shares are issued from treasury shares.

Stock Option Awards.   Under the plan, stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors on an annual basis in the first quarter of the company's fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain non-officer employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company's Board of Directors for ten full fiscal years or more, the fair value of the options granted is fully expensed on the date of the grant.

   The table below presents stock option activity for fiscal 2014:

	Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Contractual Life(years)	Intrinsic Value

Outstanding as of October 31, 2013	3,069,778	$25.55	5.9	$102,493
Granted	288,832	59.45	—	—
Exercised	(302,266)	22.19	—	—
Cancelled	(6,692)	59.50	—	—

Outstanding as of October 31, 2014	3,049,652	$29.04	5.4	$99,713

Exercisable as of October 31, 2014	2,338,853	$23.98	4.6	$88,289

   As of October 31, 2014, there was $1,855 of total unrecognized compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

   The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years:

Fiscal years ended October 31	2014	2013	2012

Market value of stock options exercised	$19,017	$23,160	$35,901
Intrinsic value of options exercised	12,311	13,875	16,061

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

   The table below illustrates the valuation assumptions of stock-based compensation for the following fiscal years:

Fiscal years ended October 31	2014	2013	2012

Expected life of option in years	6	6	6
Expected volatility	34.28% – 34.42%	35.18% – 35.19%	34.87% – 35.02%
Weighted-average volatility	34.29%	35.19%	35.01%
Risk-free interest rate	1.92%	0.88%	1.20%
Expected dividend yield	1.25% – 1.27%	1.04% – 1.07%	1.31% – 1.40%
Weighted-average dividend yield	1.25%	1.07%	1.32%

Weighted-average fair value at date of grant	$18.69	$13.03	$8.56

Restricted Stock and Restricted Stock Units.   Under the plan, restricted stock and restricted stock units are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock units generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock units, is recognized for these awards over the vesting period.

   The company granted restricted stock and restricted stock units during the following fiscal years as follows:

Fiscal years ended October 31	2014	2013	2012

Weighted-average fair value at date of grant	$63.05	$46.10	$33.61
Fair value of restricted stock and restricted stock units vested	1,890	1,207	967

   The table below summarizes the activity during fiscal 2014 for unvested restricted stock and restricted stock units:

	Restricted Stock and Units	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2013	109,288	$36.32
Granted	29,975	63.05
Vested	(58,047)	32.43
Forfeited	(2,687)	41.93

Unvested as of October 31, 2014	78,529	$49.22

   As of October 31, 2014, there was $2,019 of total unrecognized compensation expense related to unvested restricted stock and restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance Share Awards.   The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company's common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company's fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal.

   The company granted performance share awards as follows:

Fiscal years ended October 31	2014	2013	2012

Weighted-average fair value at date of grant	$59.31	$42.06	$28.24
Fair value of performance share awards vested	7,926	9,057	1,828

   The table below summarizes the activity during fiscal 2014 for unvested performance share awards:

	Performance Shares	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2013	520,800	$33.41
Granted	121,600	60.19
Vested	(133,640)	31.76
Cancelled	(31,960)	31.76

Unvested as of October 31, 2014	476,800	$40.82

   As of October 31, 2014, there was $4,293 of total unrecognized compensation expense related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $15,550, $14,931, and $14,304 for the fiscal years ended October 31, 2014, 2013, and 2012, respectively.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2014 and 2013 was $45,420 and $42,034, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2014 and 2013 was $3,432 and $3,982, respectively. The accumulated benefit obligation of these plans as of October 31, 2014 and 2013 was $42,431 and $39,967, respectively. The funded status of these plans as of October 31, 2014 and 2013 was $10,085 and $9,063, respectively. The fair value of the plan assets as of October 31, 2014 and 2013 was $35,335 and $32,971, respectively. The net expense recognized in the consolidated financial statements for these plans was $1,092, $1,149, and $703 for the fiscal years ended October 31, 2014, 2013, and 2012, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Postretirement Benefit Plan	Total

2014
Net actuarial loss	$4,521	$513	$5,034
Net prior service cost (credit)	257	(25)	232

Accumulated other comprehensive loss	$4,778	$488	$5,266

2013
Net actuarial loss	$2,915	$611	$3,526
Net prior service cost (credit)	289	(132)	157

Accumulated other comprehensive loss	$3,204	$479	$3,683

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2014 and are expected to be recognized as components of net periodic benefit cost during fiscal 2015.

	Defined Benefit Pension Plans	Postretirement Benefit Plan	Total

Net actuarial loss	$570	$2	$572
Net prior service cost (credit)	51	(41)	10

Total	$621	$(39)	$582

   Amounts recognized in net periodic benefit cost and other comprehensive loss consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Postretirement Benefit Plan	Total

2014
Net actuarial gain	$88	$(89)	$(1)
Amortization of unrecognized prior service (credit) cost	(32)	106	74
Amortization of unrecognized actuarial loss (gain)	1,519	(9)	1,510

Total recognized in other comprehensive loss	$1,575	$8	$1,583

Total recognized in net periodic benefit cost and other comprehensive loss	$2,110	$565	$2,675

2013
Net actuarial gain	$(1,170)	$(283)	$(1,453)
Amortization of unrecognized prior service (credit) cost	(34)	106	72
Amortization of unrecognized actuarial loss (gain)	768	(32)	736

Total recognized in other comprehensive loss (income)	$(436)	$(209)	$(645)

Total recognized in net periodic benefit cost and other comprehensive loss	$117	$387	$504

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

   The Professional business segment consists of turf and landscape equipment and irrigation products. Beginning in fiscal 2015, the Professional business segment will also include professional snow and ice removal equipment as a result of the acquisition of the BOSS business, as discussed in Note 2. Turf and landscape equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, rental and specialty construction equipment, and other maintenance equipment. Irrigation and lighting products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and micro-irrigation drip tape and hose products, as well as professionally installed lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional business segment products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow, as well as directly to government customers, rental companies, and large retailers.

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

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2014
Net sales	$1,477,578	$672,443	$22,670	$2,172,691
Intersegment gross sales	41,376	424	(41,800)	–
Earnings (loss) before income taxes	276,305	76,916	(96,776)	256,445
Total assets	573,086	172,984	446,345	1,192,415
Capital expenditures	25,226	12,417	33,495	71,138
Depreciation and amortization	34,228	8,883	10,027	53,138

2013
Net sales	$1,425,259	$594,411	$21,761	$2,041,431
Intersegment gross sales	40,416	402	(40,818)	–
Earnings (loss) before income taxes	254,424	62,033	(89,744)	226,713
Total assets	528,926	167,918	305,904	1,002,748
Capital expenditures	32,362	7,838	9,227	49,427
Depreciation and amortization	34,706	10,321	9,107	54,134

2012
Net sales	$1,329,504	$607,435	$21,751	$1,958,690
Intersegment gross sales	37,324	26	(37,350)	–
Earnings (loss) before income taxes	232,104	57,889	(93,731)	196,262
Total assets	527,159	169,899	238,141	935,199
Capital expenditures	29,313	4,164	9,765	43,242
Depreciation and amortization	34,876	10,919	7,839	53,634

   The following table presents the details of the Other segment operating loss before income taxes:

Fiscal years ended October 31	2014	2013	2012

Corporate expenses	$(88,539)	$(85,359)	$(81,376)
Interest expense	(15,426)	(16,210)	(16,906)
Other income	7,189	11,825	4,551

Total	$(96,776)	$(89,744)	$(93,731)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2014	2013	2012

Equipment	$1,765,845	$1,649,489	$1,586,864
Irrigation and lighting	406,846	391,942	371,826

Total	$2,172,691	$2,041,431	$1,958,690

   Sales to one customer in the Residential segment accounted for 11 percent, 10 percent, and 11 percent of total consolidated gross sales in fiscal 2014, 2013, and 2012, respectively.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2014
Net sales	$1,550,077	$622,614	$2,172,691
Long-lived assets	169,797	35,398	205,195

2013
Net sales	$1,426,060	$615,371	$2,041,431
Long-lived assets	143,547	41,549	185,096

2012
Net sales	$1,364,377	$594,313	$1,958,690
Long-lived assets	137,708	42,815	180,523

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $24,329, $24,399, and $22,166 for the fiscal years ended October 31, 2014, 2013, and 2012, respectively. As of October 31, 2014, future minimum lease payments under noncancelable operating leases amounted to $67,522 as follows: 2015, $15,308; 2016, $11,427; 2017, $7,353; 2018, $5,344; 2019, $4,204 and after 2019, $23,886.

Customer Financing

Wholesale Financing.   In fiscal 2009, Toro Credit Company sold its receivable portfolio to Red Iron, the company's joint venture with TCFIF. See Note 3 for additional information related to Red Iron. Some products sold to independent dealers in Australia are financed by a third party finance company. This third party financing company purchased $18,693 of receivables from the company during fiscal 2014. As of October 31, 2014, $10,945 of receivables financed by the third party financing company, excluding Red Iron, was outstanding.

   The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2014, the company was contingently liable to repurchase up to a maximum amount of $9,369 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements since inception.

End-User Financing.   The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S. and select countries in Europe. The company has no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.

   From time to time, the company enters into agreements where it provides recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. The company's maximum exposure for credit collection as of October 31, 2014 was $1,893.

Purchase Commitments

As of October 31, 2014, the company had $18,921 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business. The company also entered into a construction agreement for the renovation of its original corporate facility located at Bloomington, Minnesota, to accommodate needs for expansion of product development and test capacities, for a maximum obligation, subject to certain exceptions, of $15,291.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2014 and 2013, the company had $16,220 and $12,681, respectively, in outstanding letters of credit.

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

Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company's hedging activities primarily involve the use of forward currency contracts, as well as cross currency swaps that are intended to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company's policy does not allow the use of derivatives for trading or speculative purposes. The company also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company's primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

   The company formally assesses, at a hedge's inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the fiscal years ended October 31, 2014 and 2013, there were immaterial losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of October 31, 2014, the notional amount of outstanding forward contracts designated as cash flow hedges was $106,906. Additionally, the company has one cross currency interest rate swap instrument outstanding as of October 31, 2014 for a fixed pay notional of 36,593 Romanian New Leu and receive floating notional of 8,500 Euro.

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

   The following table presents the fair value of the company's derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	October 31, 2014		October 31, 2013		October 31, 2014		October 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$4,626	Prepaid expenses	$558	Accrued liabilities	$9	Accrued liabilities	$1,381
Cross currency contract	Prepaid expenses	831	Prepaid expenses	–	Accrued liabilities	–	Accrued liabilities	326
Derivatives Not Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$1,404	Prepaid expenses	$708	Accrued liabilities	$–	Accrued liabilities	$550
Cross currency contract	Prepaid expenses	–	Prepaid expenses	–	Accrued liabilities	536	Accrued liabilities	117

Total Derivatives		$6,861		$1,266		$545		$2,374

   The following table presents the impact of derivative instruments on the consolidated statements of earnings and the consolidated statements of comprehensive income for the company's derivatives designated as cash flow hedging instruments for the fiscal years ended October 31, 2014 and 2013, respectively.

	Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)
Fiscal years ended	October 31, 2014	October 31, 2013		October 31, 2014	October 31, 2013		October 31, 2014	October 31, 2013

Forward currency contracts	$4,150	$7	Net sales	$(1,128)	$(805)	Other income, net	$120	$648

Forward currency contracts	(712)	(231)	Cost of sales	103	473
Cross currency contracts	(238)	(680)	Other income, net	(537)	(639)

Total	$3,200	$(904)	Total	$(1,562)	$(971)

   As of October 31, 2014, the company anticipates to reclassify approximately $3,736 of gains from AOCL to earnings during the next twelve months.

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings Fiscal Year Ended
	Location of Gain (Loss) Recognized in Net Earnings	October 31, 2014	October 31, 2013

Forward currency contracts	Other income, net	$3,555	$(1,402)
Cross currency contracts	Other income, net	951	(483)

Total		$4,506	$(1,885)

   The company entered into an International Swap Dealers Association ("ISDA") Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative contracts at the net amount in its consolidated balance sheets.

   The following tables show the effects of the master netting arrangements on the fair value of the company's derivative contracts that are recorded in the consolidated balance sheets:

	Assets			Liabilities
October 31, 2014	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Assets offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet

Forward currency contracts	$6,265	$(235)	$6,030	$(9)	–	$(9)
Cross currency contracts	831	–	831	(536)	–	(536)

Total	$7,096	$(235)	$6,861	$(545)	–	$(545)

	Assets			Liabilities
October 31, 2013	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Assets offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet

Forward currency contracts	$1,266	–	$1,266	$(1,968)	$37	$(1,931)
Cross currency contracts	–	–	–	(443)	–	(443)

Total	$1,266	–	$1,266	$(2,411)	$37	$(2,374)

   During the second quarter of fiscal 2007, the company entered into three treasury lock agreements based on a 30-year U.S. Treasury security with a principal balance of $30,000 each for two of the agreements and $40,000 for the third agreement. These treasury lock agreements provided for a single payment at maturity, which was April 23, 2007, based on the change in value of the reference treasury security. These agreements were designated as cash flow hedges and resulted in a net settlement of $182, which was recorded in AOCL, and will be amortized to interest expense over the 30-year term of the senior notes. The unrecognized loss portion of the fair value of these agreements in AOCL as of October 31, 2014 and 2013 was $137 and $143, respectively.

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

   Assets and liabilities measured at fair value on a recurring basis, as of October 31, 2014 and 2013, respectively, are summarized below:

October 31, 2014	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$314,873	$314,873	$–	–
Forward currency contracts	6,030	–	6,030	–
Cross currency contracts	831	–	831	–

Total assets	$321,734	$314,873	$6,861	–

Liabilities:
Forward currency contracts	$9	–	$9	–
Cross currency contracts	536	–	536	–
Deferred compensation liabilities	2,141	–	2,141	–

Total liabilities	$2,686	–	$2,686	–

October 31, 2013	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$182,993	$182,993	$–	–
Forward currency contracts	1,266	–	1,266	–

Total assets	$184,259	$182,993	$1,266	–

Liabilities:
Forward currency contracts	$1,931	–	$1,931	–
Cross currency contracts	443	–	443	–
Deferred compensation liabilities	2,777	–	2,777	–

Total liabilities	$5,151	–	$5,151	–

   There were no transfers between Level 1 and Level 2 during the fiscal years ended October 31, 2014 and 2013.

   As of October 31, 2014, the estimated fair value of long-term debt with fixed interest rates was $260,970 compared to its carrying amount of $223,956. As of October 31, 2013, the estimated fair value of long-term debt with fixed interest rates was $243,074 compared to its carrying amount of $223,544. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is a Level 2 liability in the fair value hierarchy.

15	SUBSEQUENT EVENTS

On November 14, 2014, subsequent to fiscal 2014 year end and during the first quarter of fiscal 2015, the company acquired the BOSS professional snow and ice management business from privately held Northern Star Industries, Inc. Further information regarding this acquisition is presented in Note 2. The company evaluated all other subsequent events and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

16	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2014 and 2013 are as follows:

Fiscal year ended October 31, 2014 Quarter	First	Second	Third	Fourth

Net sales	$445,981	$745,030	$567,540	$414,140
Gross profit	163,514	264,540	202,080	143,137
Net earnings	25,869	87,086	50,013	10,902
Basic net earnings per share[1]	0.45	1.54	0.89	0.19
Diluted net earnings per share[1]	0.44	1.51	0.87	0.19

Fiscal year ended October 31, 2013 Quarter	First	Second	Third	Fourth

Net sales	$444,661	$704,486	$509,918	$382,366
Gross profit	165,817	252,301	178,031	128,648
Net earnings	31,396	78,402	40,097	4,950
Basic net earnings per share[1]	0.54	1.35	0.70	0.09
Diluted net earnings per share[1]	0.53	1.32	0.68	0.08

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees – Audit Committee," in the company's proxy statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC.

   During the fourth quarter of fiscal 2014, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's proxy statement for its 2015 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's proxy statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC.

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

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2014, 2013, and 2012.
•
Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2014, 2013, and 2012.
•
Consolidated Balance Sheets as of October 31, 2014 and 2013.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2014, 2013, and 2012.
•
Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2014, 2013, and 2012.
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

2.10 Third Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated December 31, 2013, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014, Commission File No. 1-8649).

2.11 Asset Purchase Agreement dated as of October 27, 2014 among The Toro Company, Northern Star Industries, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 27, 2014, Commission File No. 1-8649).

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

10.1 The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 16, 2010, Commission File No. 1-8649).*

10.2 Amendment No. 1 to The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year end October 31, 2011, Commission File No. 1-8649).*

10.3 Amendment No. 2 to The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year end October 31, 2013, Commission File No. 1-8649).*
10.4 Amendment No. 3 to The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.5 The Toro Company 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1999, Commission File No. 1-8649).*

10.6 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.7 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.8 The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.9 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.10 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.11 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.12 The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2009, Commission File No. 1-8649).*

10.13 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*
10.14 Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.15 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*
10.16 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.17 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*
10.18 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*
10.19 Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*
10.20 Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*
10.21 Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (filed herewith).*

10.23 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.24 The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*

10.25 Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.26 Credit Agreement dated as of October 27, 2014 among The Toro Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 27, 2014, Commission File No. 1-8649).

10.27 (1) Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.28 (2) First Amendment to Credit and Security Agreement, dated June 6, 2012, by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated May 4, 2012, Commission File No. 1-8649).
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

101 The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on December 22, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2014, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2014, (iii) Consolidated Balance Sheets as of October 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2014, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2014, and (vi) Notes to Consolidated Financial Statements (filed herewith).
(1)
Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF #31557). The redacted material was filed separately with the Securities and Exchange Commission.

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Other[2]	Deductions[3]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2014
Allowance for doubtful accounts and notes receivable reserves	$3,425	$(79)	$–	$1,865	$1,481

Fiscal year ended October 31, 2013
Allowance for doubtful accounts and notes receivable reserves	3,733	123	–	431	3,425

Fiscal year ended October 31, 2012
Allowance for doubtful accounts and notes receivable reserves	2,040	2,160	12	479	3,733

1
Provision/(recovery).
2
Addition due to acquisitions.
3
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2014
Accrued advertising and marketing programs	$64,191	$306,650	$304,672	$66,169

Fiscal year ended October 31, 2013
Accrued advertising and marketing programs	56,264	287,217	279,290	64,191

Fiscal year ended October 31, 2012
Accrued advertising and marketing programs	47,161	214,474	205,371	56,264

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

THE TORO COMPANY (Registrant)
By:	/s/ Renee J. Peterson Renee J. Peterson	Dated: December 22, 2014
Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 22, 2014
/s/ Renee J. Peterson Renee J. Peterson	Vice President, Treasurer and Chief Financial Officer (principal financial officer)	December 22, 2014
/s/ Thomas J. Larson Thomas J. Larson	Vice President, Corporate Controller (principal accounting officer)	December 22, 2014
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 22, 2014
/s/ Janet K. Cooper Janet K. Cooper	Director	December 22, 2014
/s/ Gary L. Ellis Gary L. Ellis	Director	December 22, 2014
/s/ Jeffrey M. Ettinger Jeffrey M. Ettinger	Director	December 22, 2014
/s/ Katherine J. Harless Katherine J. Harless	Director	December 22, 2014
/s/ James C. O'Rourke James C. O'Rourke	Director	December 22, 2014
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 22, 2014
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 22, 2014