Form 10-Q
period 2015-01-30
TORO CO
filed 2015-03-04
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 30, 2015

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

The number of shares of common stock outstanding as of February 24, 2015 was 55,665,815.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 30,	January 31,
	2015	2014
Net sales	$474,211	$445,981
Cost of sales	305,212	282,467
Gross profit	168,999	163,514
Selling, general, and administrative expense	124,577	122,916
Operating earnings	44,422	40,598
Interest expense	(4,716)	(3,753)
Other income, net	2,267	1,910
Earnings before income taxes	41,973	38,755
Provision for income taxes	11,023	12,886
Net earnings	$30,950	$25,869

Basic net earnings per share of common stock	$0.55	$0.45

Diluted net earnings per share of common stock	$0.54	$0.44

Weighted-average number of shares of common stock outstanding — Basic	56,043	57,020

Weighted-average number of shares of common stock outstanding — Diluted	57,242	58,306

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	January 30,	January 31,
	2015	2014
Net earnings	$30,950	$25,869
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,126)	(2,227)
Derivative instruments, net of tax of $2,450 and $842, respectively	2,778	1,309
Other comprehensive loss	(5,348)	(918)
Comprehensive income	$25,602	$24,951

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	January 30,	January 31,	October 31,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$82,914	$104,025	$314,873
Receivables, net	205,287	199,829	158,158
Inventories, net	364,390	304,921	274,603
Prepaid expenses and other current assets	41,084	35,507	33,580
Deferred income taxes	40,414	38,590	42,822
Total current assets	734,089	682,872	824,036

Property, plant, and equipment	777,116	736,450	760,192
Less accumulated depreciation	562,333	547,264	554,997
	214,783	189,186	205,195

Long-term deferred income taxes	25,629	25,776	26,075
Other assets	24,029	21,773	21,429
Goodwill	194,934	91,786	91,851
Other intangible assets, net	128,704	28,202	23,829
Total assets	$1,322,168	$1,039,595	$1,192,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20,340	$140	$6,640
Short-term debt	47,000	—	20,818
Accounts payable	195,569	192,727	124,271
Accrued liabilities	245,299	250,560	248,691
Total current liabilities	508,208	443,427	400,420

Long-term debt, less current portion	364,662	223,839	347,316
Deferred revenue	10,812	10,513	10,947
Deferred income taxes	—	5,969	—
Other long-term liabilities	24,646	14,407	25,005

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 55,646,389 shares as of January 30, 2015, 56,436,102 shares as of January 31, 2014, and 55,678,419 shares as of October 31, 2014	55,646	56,436	55,678
Retained earnings	379,247	298,492	368,754
Accumulated other comprehensive loss	(21,053)	(13,488)	(15,705)
Total stockholders’ equity	413,840	341,440	408,727
Total liabilities and stockholders’ equity	$1,322,168	$1,039,595	$1,192,415

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	January 30,	January 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$30,950	$25,869
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash income from finance affiliate	(1,460)	(1,266)
Provision for depreciation and amortization	14,849	13,285
Stock-based compensation expense	2,684	2,541
(Increase) decrease in deferred income taxes	(152)	3,231
Other	(21)	5
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(50,390)	(44,118)
Inventories, net	(80,283)	(66,825)
Prepaid expenses and other assets	(4,745)	(4,705)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	65,177	59,389
Net cash used in operating activities	(23,391)	(12,594)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,099)	(18,085)
Proceeds from asset disposals	23	28
Contributions to finance affiliate, net	(385)	(1,404)
Acquisitions, net of cash acquired	(197,782)	(715)
Net cash used in investing activities	(208,243)	(20,176)

Cash flows from financing activities:
Increase in (repayments of) short-term debt	25,717	(849)
(Repayments of) increase in long-term debt	(130)	30
Excess tax benefits from stock-based awards	3,140	5,527
Proceeds from exercise of stock options	2,379	3,076
Purchases of Toro common stock	(14,678)	(42,013)
Dividends paid on Toro common stock	(14,014)	(11,381)
Net cash provided by (used in) financing activities	2,414	(45,610)

Effect of exchange rates on cash and cash equivalents	(2,739)	(588)

Net decrease in cash and cash equivalents	(231,959)	(78,968)
Cash and cash equivalents as of the beginning of the fiscal period	314,873	182,993
Cash and cash equivalents as of the end of the fiscal period	$82,914	$104,025
Supplemental disclosure of cash flow information:
Debt issued in connection with an acquisition	$31,161	$—

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

January 30, 2015

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the three months ended January 30, 2015 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2015.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, incentive compensation accruals, inventory valuation, warranty reserves, earn-out liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Acquisition

On November 14, 2014, during the first quarter of fiscal 2015, the company acquired substantially all of the assets (excluding accounts receivable) of the BOSS® professional snow and ice management business of privately held Northern Star Industries, Inc. Based in Iron Mountain, Michigan, BOSS designs, manufactures, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, all terrain vehicles (“ATVs”), utility terrain vehicles (“UTVs”), skid steers, and front-end loaders. Through this acquisition, the company added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products. Management believes that this acquisition positions the company to strengthen and grow its relationships with professional contractors, municipalities, and other customers by enabling the company to provide them with innovative, durable equipment and high-quality service they need each season.

The preliminary purchase price of this acquisition was $229.2 million, which included a cash payment of $198.0 million and issuance of a long-term note at fair value of $31.2 million. The company funded the acquisition with cash on hand, a $130.0 million term loan, and short-term debt under the company’s revolving credit facility.

The preliminary purchase price of this acquisition was accounted for as a business combination using the acquisition method, which requires that, among other things, assets acquired and liabilities assumed, be recorded at their fair value as of the acquisition date using independent appraisals and other analyses. The excess of the consideration transferred over those fair values is recorded as goodwill. The following table presents the allocation of the preliminary purchase price to the acquired assets, liabilities, and goodwill.

January 30,
(Dollars in thousands)	2015
Inventory	$13,798
Prepaid expenses	266
Property, plant, and equipment	13,689
Intangible assets	107,700
Goodwill	103,089
Current liabilities	(9,330)
Purchase price	$229,212

The fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the finalization of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas not yet finalized relate to the fair value of inventory, property, plant and equipment, intangible assets, and current liabilities assumed. Accordingly, there could be material adjustments to the company’s consolidated financial statements, including changes in depreciation and amortization expense related to the valuation of property, plant, and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, expected future cash flows, and sales growth from integrating and expanding existing product lines. The preliminary amount of goodwill that is expected to be deductible for income tax purposes is $101.9 million. The goodwill and intangible assets have been allocated to the Professional segment.

During the first quarter of fiscal 2015, the company expensed $0.3 million of acquisition-related costs, which was recorded in selling, general, and administrative expense. The company also capitalized $0.4 million of debt issuance costs in other assets related to the $130.0 million term loan, which will be amortized over the term of the loan.

Operating results for this acquisition have been included in the company’s consolidated statements of earnings from the date of acquisition and are reflected in the Professional segment. The acquisition contributed $28.7 million of net sales and had an immaterial impact on net earnings for the first quarter of fiscal 2015. Pro forma results are not presented, as the acquisition was not considered material to the company’s consolidated results of operations.

Stock-Based Compensation

Stock Option Awards

Under the company’s equity and incentive plan, stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain non-officer employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to vest. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

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

The following table illustrates the weighted-average assumptions for options granted in the following fiscal periods.

	Fiscal 2015	Fiscal 2014
Expected life of option in years	5.95	6
Expected stock price volatility	29.67%	34.29%
Risk-free interest rate	1.61%	1.92%
Expected dividend yield	1.29%	1.25%
Grant date per share fair value	$16.81	$18.68

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2015 and 2014 was $65.68 and $60.19, respectively.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s equity and incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first quarter of fiscal 2015 and 2014 was $62.62 and $59.50, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
	January 30,	January 31,
(Shares in thousands)	2015	2014
Basic
Weighted-average number of shares of common stock	55,997	56,969
Assumed issuance of contingent shares	46	51
Weighted-average number of shares of common stock and assumed issuance of contingent shares	56,043	57,020
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	56,043	57,020
Effect of dilutive securities	1,199	1,286
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	57,242	58,306

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options of 198,770 and 185,305 shares during the first quarter of fiscal 2015 and 2014, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.

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

Inventories were as follows:

	January 30,	January 31,	October 31,
(Dollars in thousands)	2015	2014	2014
Raw materials and work in process	$123,677	$97,658	$95,144
Finished goods and service parts	308,208	272,638	246,954
Total FIFO value	431,885	370,296	342,098
Less: adjustment to LIFO value	67,495	65,375	67,495
Total	$364,390	$304,921	$274,603

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2015 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2014	$80,946	$10,905	$91,851
Goodwill acquired	103,089	—	103,089
Translation adjustments	7	(13)	(6)
Balance as of January 30, 2015	$184,042	$10,892	$194,934

Other Intangible Assets

The components of other intangible assets were as follows:

(Dollars in thousands) January 30, 2015	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$15,197	$(9,142)	$6,055
Non-compete agreements	5.4	7,018	(5,485)	1,533
Customer-related	19.0	84,583	(6,595)	77,988
Developed technology	7.6	28,797	(17,682)	11,115
Trade names	19.2	28,715	(1,583)	27,132
Other		800	(800)	—
Total amortizable		165,110	(41,287)	123,823
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$169,991	$(41,287)	$128,704

October 31, 2014	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.4	$10,711	$(8,942)	$1,769
Non-compete agreements	5.4	7,039	(5,315)	1,724
Customer-related	10.7	8,650	(5,517)	3,133
Developed technology	7.6	28,841	(16,869)	11,972
Trade names	5.0	1,515	(1,165)	350
Other		800	(800)	—
Total amortizable		57,556	(38,608)	18,948
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$62,437	$(38,608)	$23,829

The change in the gross carrying amount of other intangible assets of $107.6 million from January 30, 2015 compared to October 31, 2014 was a result of intangible assets acquired from the BOSS business, as previously discussed, and changes in exchange rates.

Amortization expense for intangible assets during the first quarter of fiscal 2015 was $2.9 million. Estimated amortization expense for the remainder of fiscal 2015 and succeeding fiscal years is as follows: fiscal 2015 (remainder), $8.4 million; fiscal 2016, $10.6 million; fiscal 2017, $9.8 million; fiscal 2018, $7.7 million; fiscal 2019, $6.7 million; fiscal 2020, $6.2 million; and after fiscal 2020, $74.4 million.

Investment in Joint Venture

In fiscal 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that provides inventory financing, including floor plan and open account receivable financing, to distributors and dealers of the company’s products in the U.S. and to select distributors of the company’s products in Canada. The initial term of Red Iron will continue until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company’s products in Canada.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 30, 2015 was $16.7 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.6 million as of January 30, 2015.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the three months ended January 30, 2015 and January 31, 2014 was $239.2 million and $247.1 million, respectively.

As of January 30, 2015, Red Iron’s total assets were $331.7 million and total liabilities were $294.5 million.

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

Warranty provisions, claims, and changes in estimates for the first quarter of each of fiscal 2015 and 2014 were as follows:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2015	2014
Beginning balance	$71,080	$72,177
Warranty provisions	8,420	8,148
Warranty claims	(8,572)	(7,000)
Changes in estimates	—	2,298
Addition from an acquisition	786	—
Ending balance	$71,714	$75,623

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended January 30, 2015	Professional	Residential	Other	Total
Net sales	$339,706	$134,743	$(238)	$474,211
Intersegment gross sales	10,520	84	(10,604)	—
Earnings (loss) before income taxes	55,659	13,727	(27,413)	41,973
Total assets	866,760	214,652	240,756	1,322,168

Three months ended January 31, 2014	Professional	Residential	Other	Total
Net sales	$295,468	$147,570	$2,943	$445,981
Intersegment gross sales	5,476	122	(5,598)	—
Earnings (loss) before income taxes	47,463	18,134	(26,842)	38,755
Total assets	604,180	201,580	233,835	1,039,595

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2015	2014
Corporate expenses	$(21,970)	$(22,571)
Interest expense	(4,716)	(3,753)
Other	(727)	(518)
Total	$(27,413)	$(26,842)

Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	January 30,	January 31,	October 31,
(Dollars in thousands)	2015	2014	2014
Foreign currency translation adjustments	$20,818	$9,962	$12,536
Pension and postretirement benefits	5,110	3,726	5,266
Derivative instruments	(4,875)	(200)	(2,097)
Total accumulated other comprehensive loss	$21,053	$13,488	$15,705

The components and activity of AOCL for the first three months of fiscal 2015 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705
Other comprehensive loss before reclassifications	8,282	(156)	(4,456)	3,670
Amounts reclassified from AOCL	—	—	1,678	1,678
Net current period other comprehensive loss (income)	$8,282	$(156)	$(2,778)	$5,348
Balance as of January 30, 2015	$20,818	$5,110	$(4,875)	$21,053

The components and activity of AOCL for the first three months of fiscal 2014 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2013	$7,778	$3,683	$1,109	$12,570
Other comprehensive loss before reclassifications	2,184	43	(1,026)	1,201
Amounts reclassified from AOCL	—	—	(283)	(283)
Net current period other comprehensive loss (income)	$2,184	$43	$(1,309)	$918
Balance as of January 31, 2014	$9,962	$3,726	$(200)	$13,488

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income, net. For the first quarter of fiscal 2015, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of January 30, 2015, the notional amount outstanding of forward contracts designated as cash flow hedges was

$140.9 million. Additionally, the company has one cross currency interest rate swap instrument outstanding as of January 30, 2015 for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euros.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	January 30, 2015		January 31, 2014		January 30, 2015		January 31, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$9,125	Prepaid expenses	$1,527	Accrued liabilities	$—	Accrued liabilities	$147
Cross currency contract	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	440	Accrued liabilities	274

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	4,901	Prepaid expenses	1,250	Accrued liabilities	—	Accrued liabilities	—
Cross currency contract	Prepaid expenses	1,930	Prepaid expenses	—	Accrued liabilities	—	Accrued liabilities	171

Total Derivatives		$15,956		$2,777		$440		$592

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three months ended January 30, 2015 and January 31, 2014, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	January 30,	January 31,		January 30,	January 31,		January 30,	January 31,
For the three months ended	2015	2014		2015	2014		2015	2014
Forward currency contracts	$4,178	$1,894	Net sales	$2,004	$(453)	Other income, net	$227	$(371)
Forward currency contracts	(1,384)	(399)	Cost of sales	(313)	47
Cross currency contracts	(18)	(186)	Other income, net	(13)	123
Total	$2,776	$1,309		$1,678	$(283)

As of January 30, 2015, the company expects to reclassify approximately $8.3 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended
	Location of Gain (Loss)	January 30,	January 31,
(Dollars in thousands)	Recognized in Net Earnings	2015	2014
Forward currency contracts	Other income, net	$8,261	$(371)
Cross currency contracts	Other income, net	1,135	(48)
		$9,396	$(419)

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

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

	Assets			Liabilities
	Gross Amount	Gross Liabilities	Net Amount	Gross Amount	Gross Assets	Net Amount of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
January 30, 2015	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$15,781	$(1,755)	$14,026	$—	$—	$—
Cross currency contracts	1,930	—	1,930	(440)	—	(440)
	$17,711	$(1,755)	$15,956	$(440)	$—	$(440)

	Assets			Liabilities
	Gross Amount	Gross Liabilities	Net Amount	Gross Amount	Gross Assets	Net Amount of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
January 31, 2014	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$2,916	$(139)	$2,777	$(147)	$—	$(147)
Cross currency contracts	—	—	—	(445)	—	(445)
	$2,916	$(139)	$2,777	$(592)	$—	$(592)

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

Assets and liabilities measured at fair value on a recurring basis, as of January 30, 2015, January 31, 2014, and October 31, 2014 are summarized below:

(Dollars in thousands)
January 30, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$82,914	$82,914	$—	—
Forward currency contracts	14,026	—	14,026	—
Cross currency contracts	1,930	—	1,930	—
Total assets	$98,870	$82,914	$15,956	—
Liabilities:
Cross currency contracts	$440	—	$440	—
Deferred compensation liabilities	2,016	—	2,016	—
Total liabilities	$2,456	—	$2,456	—

January 31, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$104,025	$104,025	$—	—
Forward currency contracts	2,777	—	2,777	—
Total assets	$106,802	$104,025	$2,777	—
Liabilities:
Forward currency contracts	$147	—	$147	—
Cross currency contracts	445	—	445	—
Deferred compensation liabilities	2,588	—	2,588	—
Total liabilities	$3,180	—	$3,180	—

October 31, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$314,873	$314,873	$—	—
Forward currency contracts	6,030	—	6,030	—
Cross currency contracts	831	—	831	—
Total assets	$321,734	$314,873	$6,861	—
Liabilities:
Forward currency contracts	$9	—	$9	—
Cross currency contracts	536	—	536	—
Deferred compensation liabilities	2,141	—	2,141	—
Total liabilities	$2,686	—	$2,686	—

The company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Acquisition Note for additional information. There were no transfers between Level 1 and Level 2 during the three months ended January 30, 2015, January 31, 2014, or the twelve months ended October 31, 2014.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. Beginning in fiscal 2015 with our acquisition of BOSS®, we also design, manufacture, and market professional snow and ice management products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as “Other.” We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled “Forward-Looking Information” located at the end of Part I, Item 2 of this report for more information.

RESULTS OF OPERATIONS

Overview

On November 14, 2015, we completed the acquisition of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. BOSS designs, manufactures, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, ATVs, UTVs, skid steers, and front-end loaders. Through this acquisition, we added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products. We believe that this acquisition positions us to strengthen and grow our relationships with professional contractors, municipalities, and other customers by enabling us to provide them with innovative, durable equipment and high-quality service they need for each season.

For the first quarter of fiscal 2015, our net sales were up 6.3 percent compared to the first quarter of fiscal 2014. Professional segment net sales increased 15.0 percent, driven by incremental sales of $28.7 million from the acquisition of the BOSS business, higher worldwide sales of golf and grounds equipment, and continued growth and demand for our innovative landscape contractor products, partially offset by lower sales of micro-irrigation products in certain key international markets. Residential segment net sales decreased 8.7 percent primarily due to lower preseason shipments of zero-turn radius riding mowers due to production delays from supply inefficiencies and the ramp up of production for our new products, which are expected to ship in the second quarter, as well as a decline in sales in Australia due to unfavorable currency exchange rate changes and weather conditions. The sales decreases in our Residential segment were partially offset by higher shipments of walk power mowers due to early season demand for new products introduced and expanded product placement. Additionally, overall international net sales were down 5.5 percent for the fiscal first quarter comparison due, in part, to unfavorable currency exchange rates.

Our net earnings increased 19.6 percent for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Although our gross margin rate decreased 110 basis points mainly due to changes in currency exchange rates and the purchase accounting impact from the acquisition of the BOSS business, our selling, general, and administrative (“SG&A”) expense as a percentage of net sales was down 140 basis points. Additionally, our effective tax rate decreased for the fiscal first quarter comparison due to the retroactive reenactment of the domestic research tax credit in the first quarter of fiscal 2015 for calendar year 2014. We also increased our first quarter cash dividend by 25 percent to $0.25 per share compared to the $0.20 per share quarterly cash dividend paid in the first quarter of fiscal 2014.

Our overall financial condition remains strong. Inventory levels increased $59.5 million, or 19.5 percent, as of the end of the first quarter of fiscal 2015 compared to the end of the first quarter of fiscal 2014 due to higher inventory for products impacted by Tier 4 emissions requirements, incremental inventory of $12.0 million from the acquisition of the BOSS business, and increased work in process inventory mainly due to timing of production in anticipation of strong demand at certain key production facilities and early purchases of some components in an effort to avoid delays as a result of the disruptions at the West Coast ports. Receivables increased $5.5 million, or 2.7 percent, due to $12.2 million of incremental receivables from the acquisition of the BOSS business, which was partially offset by a decrease of international receivables from lower currency exchange rates. Field inventory levels were also up as of the end of the first quarter of fiscal 2015 compared to the end of the first quarter of fiscal 2014 primarily due to anticipated strong demand for products subject to Tier 4 emission requirements and higher field inventory levels of snow thrower products.

Our new multi-year initiative, “Destination PRIME,” begins our journey into our second century. Similar to our previous Destination 2014 initiative, this new three-year initiative is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our new Destination PRIME initiative, we intend to strive to achieve our goals by pursuing a progression of annual milestones. Each fiscal year we will set forth associated organic revenue growth and operating earnings goals, while continuing to focus on the progress we made through our previous initiatives, such as working capital. Our revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to less than 13 percent by the end of fiscal 2017. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Net Earnings

Net earnings for the first quarter of fiscal 2015 were $31.0 million, or $0.54 per diluted share, compared to $25.9 million, or $0.44 per diluted share, for the first quarter of fiscal 2014, resulting in a net earnings per diluted share increase of 22.7 percent. The primary factors contributing to the net earnings increase included higher net sales, lower SG&A costs as a percentage of net sales, and a decline in our effective tax rate, partially offset by a decline in our gross margin rate. Our fiscal 2015 first quarter diluted net earnings per share were benefited by approximately $0.01 per share compared to fiscal 2014 first quarter diluted net earnings per share as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes our results of operations as a percentage of our net sales:

	Three Months Ended
	January 30,	January 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	(64.4)	(63.3)
Gross margin	35.6	36.7
SG&A expense	(26.2)	(27.6)
Operating earnings	9.4	9.1
Interest expense	(1.0)	(0.8)
Other income, net	0.4	0.4
Provision for income taxes	(2.3)	(2.9)
Net earnings	6.5%	5.8%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2015 were $474.2 million compared to $446.0 million in the first quarter of fiscal 2014, an increase of 6.3 percent. Professional segment net sales in the first quarter of fiscal 2015 increased 15.0 percent compared to the first quarter of fiscal 2014 mainly due to the addition of $28.7 million of net sales from the acquisition of the BOSS business. Our professional segment sales were also positively impacted by higher sales of golf and grounds equipment primarily driven by strong demand for our products, both domestically and internationally. Additionally, shipments of landscape contractor equipment were up due to continued strong demand for our innovative products. However, sales of micro-irrigation products were down due to unfavorable political and economic conditions in certain key international markets. Residential segment net sales decreased by 8.7 percent compared to the first quarter of fiscal 2014 primarily due to lower preseason shipments of zero-turn radius riding mowers due to production delays from supply inefficiencies and the ramp up of production to meet strong orders of our new and innovative product platform, which are expected to ship in the second quarter. International sales of residential products also declined in the first quarter of fiscal 2015 compared to the first quarter of 2014 due to unfavorable currency exchange rates and weather conditions in Australia. Partially offsetting those decreases were higher domestic shipments of walk power mowers due to expanded product placement and increased demand for our new product offerings. Net sales for our other segment were down $3.2 million due to an increase in sales that are eliminated for shipments to our company-owned distribution companies as a result of strong preseason demand for our professional segment products. Our overall international net sales were down 5.5 percent for the first quarter comparison due to the factors previously described, as well as unfavorable foreign currency exchange rate fluctuations that resulted in a decline of approximately $5.1 million of our overall net sales for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2015 decreased 110 basis points to 35.6 percent compared to 36.7 percent in the first quarter of fiscal 2014. This decrease was primarily attributable to unfavorable currency exchange rate fluctuations and the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value related to the acquisition of the BOSS business, partially offset by a higher proportion of professional segment sales that carry higher average gross margins than our residential segment.

Selling, General, and Administrative Expense

SG&A expense for the first quarter of fiscal 2015 increased $1.7 million, or 1.4 percent, compared to the same period last fiscal year. SG&A expense as a percentage of net sales decreased 140 basis points to 26.2 percent in the first quarter of fiscal 2015 compared to 27.6 percent in the first quarter of fiscal 2014. This decrease was due to lower SG&A costs as a percentage of net sales for various expense categories, such as warehousing, incentive compensation, and administrative expenses, and a decrease in warranty expense as a result of rework campaigns for certain professional segment products in the first quarter of fiscal 2014 that were not repeated in the first quarter of fiscal 2015.

Interest Expense

Interest expense for the first quarter of fiscal 2015 increased $1.0 million, or 25.7 percent, compared to the first quarter of fiscal 2014 due to higher levels of debt as a result of borrowings that were used to pay the purchase price for the BOSS business.

Other Income, Net

Other income, net for the first quarter of fiscal 2015 was $2.3 million compared to $1.9 million for the same period last fiscal year, an increase of $0.4 million. The increase was primarily due to an increase in foreign currency exchange rate gains and higher earnings from our equity investment in Red Iron.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2015 was 26.3 percent compared to 33.2 percent in the first quarter of fiscal 2014. The decrease in the effective tax rate was primarily the result of the benefit in the first quarter of fiscal 2015 for the retroactive reenactment of the domestic research tax credit for calendar year 2014.

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

The following table summarizes net sales by segment:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$339,706	$295,468	$44,238	15.0%
Residential	134,743	147,570	(12,827)	(8.7)
Other	(238)	2,943	(3,181)	(108.1)
Total*	$474,211	$445,981	$28,230	6.3%

* Includes international sales of:	$142,901	$151,263	$(8,362)	(5.5)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	January 30,	January 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$55,659	$47,463	$8,196	17.3%
Residential	13,727	18,134	(4,407)	(24.3)
Other	(27,413)	(26,842)	(571)	(2.1)
Total	$41,973	$38,755	$3,218	8.3%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2015 were up 15.0 percent compared to the first quarter of fiscal 2014 mainly due to the addition of $28.7 million of net sales from the acquisition of the BOSS business, as previously discussed. Professional segment net sales for the first quarter comparison were positively impacted from strong worldwide demand for golf and grounds equipment. Sales and demand of landscape contractor equipment were also up for the first quarter of fiscal 2015 compared to the same period last fiscal year as contractors continued to invest capital in our innovative and productivity-enhancing product offerings. Slightly offsetting those sales increases for the first quarter comparison were lower sales due to unfavorable currency exchange rate changes and a decrease in sales of our micro-irrigation products due to unfavorable political and economic conditions in certain key international markets. Field inventory levels of professional segment products were higher as of the end of the first quarter of fiscal 2015 compared to the end of the first quarter of fiscal 2014 due to anticipated strong demand for products subject to Tier 4 emission requirements.

Operating Earnings. Operating earnings for the professional segment were $55.7 million in the first quarter of fiscal 2015 compared to $47.5 million in the first quarter of fiscal 2014, an increase of 17.3 percent. Expressed as a percentage of net sales, professional segment operating margin increased to 16.4 percent in the first quarter of fiscal 2015 compared to 16.1 percent in the first quarter of fiscal 2014. These profit increases in operating earnings and margin were primarily due to leveraging SG&A costs over higher sales volumes and a decrease in warranty expense from rework campaigns for certain professional segment products in the first quarter of fiscal 2014 that were not repeated in the first quarter of fiscal 2015. However, gross margins for the professional segment in the first quarter of fiscal 2015 compared to the same period last fiscal year were down mainly due to unfavorable currency exchange rate fluctuations and the purchase accounting impact of the acquisition of the BOSS business, as previously discussed.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2015 were down 8.7 percent compared to the first quarter of fiscal 2014. This sales decrease was primarily attributable to lower preseason shipments of zero-turn radius riding mowers due to production delays from supply inefficiencies and the ramp up of production to meet strong orders of our new and innovative product platform, which are expected to ship in the second quarter. International sales of residential products declined in the first quarter of fiscal 2015 compared to the first quarter of 2014 due to unfavorable currency exchange rates and weather conditions in Australia. Partially offsetting those decreases were higher domestic shipments of walk power mowers due to expanded product placement and increased demand for our new product offerings, including our new all-wheel drive model. Field inventory levels of residential segment products were slightly up as of the end of the first quarter of fiscal 2015 compared to the end of the first quarter of fiscal 2014, mainly for snow thrower products, which have subsequently decreased due to strong snow falls in key markets.

Operating Earnings. Operating earnings for the residential segment were $13.7 million in the first quarter of fiscal 2015 compared to $18.1 million in the first quarter of fiscal 2014, a decrease of 24.3 percent. Expressed as a percentage of net sales, residential segment operating margins declined to 10.2 percent in the first quarter of fiscal 2015 compared to 12.3 percent in the first quarter of fiscal 2014. These decreases in operating earnings and margin were primarily attributable to a decline in gross profit from unfavorable changes in currency exchange rates and product mix, as well as higher freight expense, slightly offset by lower commodity costs. SG&A expense as a percentage of net sales increased due to fixed SG&A costs over lower sales volumes.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales decreased $3.2 million for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to an increase in sales that are eliminated for shipments to our company-owned distribution companies as a result of strong preseason demand for our professional segment products.

Operating Losses. Operating losses for the other segment were up, by $0.6 million, or 2.1 percent, for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The higher operating loss was primarily attributable to an increase in interest expense related to debt issued in connection with the acquisition of the BOSS business.

FINANCIAL POSITION

Working Capital

In fiscal 2015, we plan to continue to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended January 30, 2015 was 15.5 percent compared to 16.3 percent for the twelve months ended January 31, 2014.

Inventory levels were up $59.5 million, or 19.5 percent, as of the end of the first quarter of fiscal 2015 compared to the end of the first quarter of fiscal 2014 due to higher inventory levels for products impacted by Tier 4 emissions requirements, incremental inventory of $12.0 million from the acquisition of the BOSS business, and increased work in process inventory due to timing of production in anticipation of strong demand at certain key production facilities and early purchases of some components in an effort to avoid delays as a result of the disruptions at the West Coast ports. Receivables as of the end of the first quarter of fiscal 2015 increased $5.5 million, or 2.7 percent, compared to the end of the first quarter of fiscal 2014 as a result of $12.2 million incremental receivables from the acquisition of the BOSS business, which was partially offset by a decrease of international receivables from lower currency exchange rates. Our average days sales outstanding for receivables decreased to 34.8 days based on sales for the last twelve months ended January 30, 2015, compared to 35.9 days for the twelve months ended January 31, 2014. In addition, accounts payable increased slightly as of the end of our first quarter of fiscal 2015 compared to the end of the first quarter of fiscal 2014, by $2.8 million, or 1.5 percent.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months.

Our Board of Directors approved a cash dividend of $0.25 per share for the first quarter of fiscal 2015 that was paid on January 12, 2015. This was an increase of 25 percent over our cash dividend of $0.20 per share for the first quarter of fiscal 2014.

Cash Flow. We historically have used more operating cash in the first quarter compared to other fiscal quarters due to the seasonality of our business. Cash used in operating activities for the first three months of fiscal 2015 was up $10.8 million compared to the first three months of fiscal 2014 due mainly to an increase in inventory levels and accounts receivable, as previously discussed, partially offset by higher net earnings. Cash used in investing activities for the first quarter of fiscal 2015 increased $188.1 million compared to the first quarter of fiscal 2014 due to cash utilized for the acquisition of the BOSS business, partially offset by lower purchases of property, plant, and equipment. Cash provided by financing activities for the first quarter of fiscal 2015 was $2.4 million compared to cash used in financing activities for the first quarter of fiscal 2014 of $45.6 million. This increase in cash provided by financing activities of $48.0 million was due to an increase in short-term debt as a result of cash needed to fund working capital requirements and lower amounts of cash utilized for share repurchases of our common stock for the first three months of fiscal 2015 compared to the first three months of fiscal 2014.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $12.0 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of January 30, 2015, we had $47.0 million outstanding short-term debt under these lines of credit compared to no outstanding short-term debt as of January 31, 2014. As of January 30, 2015, we had $12.1 million of outstanding letters of credit and $102.9 million of unutilized availability under our credit agreements.

Additionally, as of January 30, 2015, we had $385.0 million outstanding in long-term debt that includes $100.0 million in aggregate principal amount of 7.8% debentures due June 15, 2027 and $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. In late fiscal 2014 as part of our renewed credit facility, we also obtained a $130.0 million term loan for cash required to close the acquisition of the BOSS business early in fiscal 2015. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019. On November 14, 2014, we issued a $30.0 million in aggregate principal note to the former owners of the BOSS business that we acquired.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 30, 2015, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of January 30, 2015, and we expect to be in compliance with all covenants during the remainder of fiscal 2015. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2015 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products.  Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $5.0 million of receivables from us during the first quarter of fiscal 2015. As of January 30, 2015, $8.4 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first quarter of fiscal 2015, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid in the first quarter of fiscal 2014. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly lower for the remainder of fiscal 2015 as compared to fiscal 2014. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2014 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We will adopt this guidance on November 1, 2017, as required. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our existing revenue recognition policies and procedures.

No new accounting pronouncement that has been issued but not yet effective for us during the first quarter of fiscal 2015 has had or is expected to have a material impact on our consolidated financial statements.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “guidance,” “forecast,” “goal,” “optimistic,” “anticipate,” “continue,” “plan,” “estimate,” “project,” “believe,” “should,” “could,” “will,” “would,” “possible,” “may,” “likely,” “intend,” “can,” “seek,” and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

•            Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs. Further, as a result of the disruptions at the U.S. West Coast ports, we could continue to experience delays in receiving materials required to manufacture our products and delays in shipping products to our customers, which may adversely affect net sales and operating results.

•            Our professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; continued acceptance of and demand for micro-irrigation solutions for agricultural markets; the integration of the BOSS business into our professional portfolio; demand for our products in the rental and specialty construction market; availability of cash or credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

•            Our residential segment net sales are dependent upon consumers buying our products at dealers, mass retailers, and home centers, such as The Home Depot, Inc., the amount of product placement at retailers, consumer confidence and spending levels, and changing buying patterns of customers.

•            Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

•            Our business and operating results are subject to the inventory management decisions of our distribution channel customers. Any adjustments in the carrying amount of inventories by our distribution channel customers may impact our inventory management and working capital goals as well as operating results.

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

•            We intend to grow our business in part through additional acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, all of which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. In the first quarter of fiscal 2015, we acquired the BOSS business. If this acquisition, previous or future acquisitions do not produce the expected results or integration into our operations take more time than expected, our business could be harmed. We cannot guarantee previous or future acquisitions, alliances, joint ventures or partnerships will in fact produce any benefits.

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

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws and regulations also may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, or expiration of the domestic research tax credit, which individually or in combination may cause our effective tax rate to increase, or (ii) healthcare laws or regulations, which may cause us to incur higher employee healthcare and other costs.

•            The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. We have implemented plans to achieve substantial compliance with Tier 4 diesel engine emission requirements for most of the horsepower categories affected and are implementing plans for other horsepower categories. These plans are subject to many variables including, among others, the ability of our suppliers to provide compliant engines on a timely basis or our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we are able to implement price increases to cover or partially offset costs related to research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products in the form of price increases to our customers, and/or our competitors implement different strategies with respect to compliance with Tier 4 diesel engine emission requirements, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise changing customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

•            Climate change and climate change regulations may adversely impact our operations.

•            We are required to comply with “conflict minerals” rules promulgated by the SEC, which has imposed costs on us and raised reputational and other risks. The new rules required us to engage in due diligence efforts for the 2013 and 2014 calendar years and such efforts are ongoing, with our initial disclosures that we filed with the SEC on June 2, 2014 and subsequent disclosures required no later than May 31 of each following year. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origin of the conflict minerals used in our products through the due diligence procedures that we implement or we may identify through our due diligence procedures that some or all of the conflict minerals in our products are sourced from covered regions, which may adversely affect our reputation with our customers, shareholders, and other stakeholders.

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

•            Management information systems are critical to our business. If our information systems or those of our business partners or third party service providers fail to adequately perform, or if we, our business partners or third party service providers experience an interruption in their operation, including by theft, loss or damage from unauthorized access, security breaches, natural or man-made disasters, cyber attacks, computer viruses, power loss or other disruptive events, our business, reputation, financial condition, and operating results could be adversely affected.

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

•            We are expanding and renovating our corporate facilities and could experience disruptions to our operations in connection with such efforts.

•            Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and working capital goals of our “Destination PRIME” initiative; natural or man-made disasters or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and increases in insurance premiums;

financial viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; a decline in retail sales or financial difficulties of our distributors or dealers, which would cause us to repurchase financed product; and the threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2015 through 2017. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net.

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended January 30, 2015 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.8496	$38,081.0	$2,235.9	$1,543.1
Buy US dollar/Sell Canadian dollar	1.1507	21,421.4	1,912.5	31.2
Buy US dollar/Sell Euro	1.2476	104,913.6	7,015.1	4,537.5
Buy US dollar/Sell British pound	1.5661	14,094.6	755.8	641.6
Buy Euro/Sell US dollar	1.1287	7,531.0	—	1,930.4
Buy Mexican peso/Sell US dollar	13.9356	25,424.1	(2,025.9)	369.7
Buy Euro/Sell Romanian New Leu	4.4520	9,592.9	(473.5)	(439.8)

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. Included in long-term debt is $255.0 million of fixed-rate debt that is not subject to variable interest rate fluctuations and $130.0 million LIBOR-based term loan, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. See our most recently filed Annual Report on Form 10-K (Item 7A Quantitative and Qualitative Disclosures about Market Risk). There has been no material change in this information, except for $30.0 million note issued to the former owners of the BOSS business, which was recorded at fair value of $31.2 million.

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. The primary commodity price exposures are with steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. Further information regarding rising prices for commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section entitled “Inflation.”

We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended January 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material legal proceedings, see Notes to Condensed Consolidated Financial Statements under the heading “Contingencies - Litigation” included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2015 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 1, 2014 through November 28, 2014	—	$—	—	2,720,493

November 29, 2014 through January 2, 2015	136,057	62.99	134,363	2,586,130

January 3, 2015 through January 30, 2015	98,485	62.03	97,130	2,489,000

Total	234,542	$62.59	231,493

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)         Includes 1,713 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s equity and incentive plan. These 1,713 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 1,336 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $61.41 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,336 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

Item 6.  EXHIBITS

(a)	Exhibits

	2.1	Fourth Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated as of January 1, 2015, by and between The Toro Company and Red Iron Acceptance, LLC (filed herewith).

	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 30, 2015, filed with the SEC on March 4, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended January 30, 2015 and January 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended January 30, 2015 and January 31, 2014, (iii) Condensed Consolidated Balance Sheets as of January 30, 2015, January 31, 2014, and October 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended January 30, 2015 and January 31, 2014, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: March 4, 2015	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)