Form 10-Q
period 2015-05-01
TORO CO
filed 2015-06-03
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2015

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 27, 2015 was 55,038,136.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014
Net sales	$826,242	$745,030	$1,300,453	$1,191,011
Cost of sales	544,270	480,490	849,482	762,957
Gross profit	281,972	264,540	450,971	428,054
Selling, general, and administrative expense	143,517	133,661	268,094	256,577
Operating earnings	138,455	130,879	182,877	171,477
Interest expense	(4,768)	(3,683)	(9,484)	(7,436)
Other income, net	2,450	1,920	4,717	3,830
Earnings before income taxes	136,137	129,116	178,110	167,871
Provision for income taxes	42,374	42,030	53,397	54,916
Net earnings	$93,763	$87,086	$124,713	$112,955

Basic net earnings per share of common stock	$1.68	$1.54	$2.23	$1.99

Diluted net earnings per share of common stock	$1.64	$1.51	$2.18	$1.95

Weighted-average number of shares of common stock outstanding — Basic	55,864	56,493	55,954	56,758

Weighted-average number of shares of common stock outstanding — Diluted	57,073	57,773	57,157	58,040

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2015	2014	2015	2014
Net earnings	$93,763	$87,086	$124,713	$112,955
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,012	3,388	(7,114)	1,161
Derivative instruments, net of tax of $(2,598), $(482), $(148), and $360, respectively	(4,117)	(719)	(1,339)	590
Other comprehensive (loss) income	(3,105)	2,669	(8,453)	1,751
Comprehensive income	$90,658	$89,755	$116,260	$114,706

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	May 1,	May 2,	October 31,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$109,295	$129,909	$314,873
Receivables, net	351,602	313,489	158,158
Inventories, net	341,440	302,477	274,603
Prepaid expenses and other current assets	38,210	29,218	33,580
Deferred income taxes	43,202	39,261	42,822
Total current assets	883,749	814,354	824,036

Property, plant, and equipment	790,568	752,044	760,192
Less accumulated depreciation	570,627	559,293	554,997
	219,941	192,751	205,195

Long-term deferred income taxes	26,416	25,942	26,075
Other assets	29,625	27,696	21,429
Goodwill	194,854	91,812	91,851
Other intangible assets, net	124,542	26,691	23,829
Total assets	$1,479,127	$1,179,246	$1,192,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$23,444	$140	$6,640
Short-term debt	24,900	—	20,818
Accounts payable	256,391	235,971	124,271
Accrued liabilities	314,505	302,515	248,691
Total current liabilities	619,240	538,626	400,420

Long-term debt, less current portion	361,428	223,855	347,316
Deferred revenue	11,244	10,891	10,947
Deferred income taxes	—	5,969	—
Other long-term liabilities	24,211	14,355	25,005

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 55,264,659 shares as of May 1, 2015, 55,887,096 shares as of May 2, 2014, and 55,678,419 shares as of October 31, 2014	55,265	55,887	55,678
Retained earnings	431,897	340,482	368,754
Accumulated other comprehensive loss	(24,158)	(10,819)	(15,705)
Total stockholders’ equity	463,004	385,550	408,727
Total liabilities and stockholders’ equity	$1,479,127	$1,179,246	$1,192,415

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	May 1,	May 2,
	2015	2014
Cash flows from operating activities:
Net earnings	$124,713	$112,955
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(3,709)	(3,377)
Provision for depreciation, amortization, and impairment loss	30,613	26,589
Stock-based compensation expense	5,090	5,051
(Increase) decrease in deferred income taxes	(1,107)	136
Other	(47)	(31)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(193,552)	(156,423)
Inventories, net	(56,099)	(62,072)
Prepaid expenses and other assets	(5,168)	4,285
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	194,514	150,836
Net cash provided by operating activities	95,248	77,949

Cash flows from investing activities:
Purchases of property, plant, and equipment	(27,261)	(32,682)
Proceeds from asset disposals	57	115
Contributions to finance affiliate, net	(4,512)	(4,868)
Acquisitions, net of cash acquired	(198,329)	(715)
Net cash used in investing activities	(230,045)	(38,150)

Cash flows from financing activities:
Repayments of short-term debt	(1,283)	(849)
(Repayments of) increase in long-term debt	(276)	59
Excess tax benefits from stock-based awards	5,057	6,657
Proceeds from exercise of stock options	5,168	4,761
Purchases of Toro common stock	(49,323)	(81,694)
Dividends paid on Toro common stock	(27,975)	(22,670)
Net cash used in financing activities	(68,632)	(93,736)

Effect of exchange rates on cash and cash equivalents	(2,149)	853

Net decrease in cash and cash equivalents	(205,578)	(53,084)
Cash and cash equivalents as of the beginning of the fiscal period	314,873	182,993
Cash and cash equivalents as of the end of the fiscal period	$109,295	$129,909

Supplemental disclosure of cash flow information:
Debt issued in connection with an acquisition	$31,161	$—

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

May 1, 2015

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended May 1, 2015 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2015.

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

Acquisition

On November 14, 2014, during the first quarter of fiscal 2015, the company acquired substantially all of the assets (excluding accounts receivable) of the BOSS® professional snow and ice management business of privately held Northern Star Industries, Inc. Based in Iron Mountain, Michigan, BOSS designs, manufactures, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, all terrain vehicles (“ATVs”), utility terrain vehicles (“UTVs”), skid steers, and front-end loaders. Through this acquisition, the company added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products. Management believes that this acquisition positions the company to strengthen and grow its relationships with professional contractors, municipalities, and other customers by enabling the company to provide them with the innovative, durable equipment and high-quality service they need each season.

The purchase price of this acquisition was $229.5 million, which included a cash payment of $198.3 million and issuance of a note payable at fair value of $31.2 million. The company funded the acquisition with cash on hand, a $130.0 million term loan, and short-term debt under the company’s revolving credit facility.

The purchase price of this acquisition was accounted for as a business combination using the acquisition method, which requires that, among other things, assets acquired and liabilities assumed, be recorded at their fair value as of the acquisition date using independent appraisals and other analyses. The excess of the consideration transferred over those fair values is recorded as goodwill. The following table presents the allocation of the purchase price to the acquired assets, liabilities, and goodwill.

May 1,
(Dollars in thousands)	2015
Inventory	$14,106
Prepaid expenses	266
Property, plant, and equipment	13,689
Intangible assets	107,700
Goodwill	103,028
Current liabilities	(9,299)
Purchase price	$229,490

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

During the first six months of fiscal 2015, the company expensed $0.3 million of acquisition-related costs, which was recorded in selling, general, and administrative expense. The company also capitalized $0.4 million of debt issuance costs in other assets related to the $130.0 million term loan, which will be amortized over the term of the loan.

Operating results for this acquisition have been included in the company’s consolidated statements of earnings from the date of acquisition and are reflected in the Professional segment. The acquisition contributed $16.6 million and $45.3 million of net sales for the second quarter and year-to-date periods of fiscal 2015, respectively, and had an immaterial impact on net earnings for both the second quarter and year-to-date periods of fiscal 2015. Pro forma results are not presented, as the acquisition was not considered material to the company’s consolidated results of operations.

Stock-Based Compensation

Stock Option Awards

Under the company’s amended and restated equity and incentive plan, stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain non-officer employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the company’s amended and restated equity and incentive plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to vest. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

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

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2015	Fiscal 2014
Expected life of option in years	5.95	6
Expected stock price volatility	29.67%	34.29%
Risk-free interest rate	1.61%	1.92%
Expected dividend yield	1.29%	1.25%
Grant date per share weighted-average fair value	$16.81	$18.69

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2015 and 2014 was $65.68 and $60.19, respectively. No performance share awards were granted during the second quarter of fiscal 2015 or 2014.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s amended and restated equity and incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first six months of fiscal 2015 and 2014 was $63.60 and $59.59, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
(Shares in thousands)	2015	2014	2015	2014
Basic
Weighted-average number of shares of common stock	55,864	56,493	55,931	56,732
Assumed issuance of contingent shares	—	—	23	26
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,864	56,493	55,954	56,758
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,864	56,493	55,954	56,758
Effect of dilutive securities	1,209	1,280	1,203	1,282
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	57,073	57,773	57,157	58,040

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options of 268,298 and 272,183 shares during the second quarter of fiscal 2015 and 2014, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive. For the year-to-date periods through the second quarter of fiscal 2015 and 2014, options of 247,379 and 222,542 shares, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive.

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

Inventories were as follows:

	May 1,	May 2,	October 31,
(Dollars in thousands)	2015	2014	2014
Raw materials and work in process	$117,451	$93,932	$95,144
Finished goods and service parts	291,484	273,920	246,954
Total FIFO value	408,935	367,852	342,098
Less: adjustment to LIFO value	67,495	65,375	67,495
Total	$341,440	$302,477	$274,603

Goodwill

The changes in the net carrying amount of goodwill for the first six months of fiscal 2015 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2014	$80,946	$10,905	$91,851
Goodwill acquired	103,028	—	103,028
Translation adjustments	(1)	(24)	(25)
Balance as of May 1, 2015	$183,973	$10,881	$194,854

Other Intangible Assets

The components of other intangible assets were as follows:

(Dollars in thousands) May 1, 2015	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$15,202	$(9,821)	$5,381
Non-compete agreements	5.5	6,932	(5,930)	1,002
Customer-related	19.1	84,606	(8,008)	76,598
Developed technology	7.6	28,813	(18,853)	9,960
Trade names	19.2	28,715	(1,995)	26,720
Other		800	(800)	—
Total amortizable		165,068	(45,407)	119,661
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$169,949	$(45,407)	$124,542

October 31, 2014	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.4	$10,711	$(8,942)	$1,769
Non-compete agreements	5.4	7,039	(5,315)	1,724
Customer-related	10.7	8,650	(5,517)	3,133
Developed technology	7.6	28,841	(16,869)	11,972
Trade names	5.0	1,515	(1,165)	350
Other		800	(800)	—
Total amortizable		57,556	(38,608)	18,948
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$62,437	$(38,608)	$23,829

During the second quarter of fiscal 2015, the company determined certain amortizable intangible assets were impaired based on its assessment that the carrying amount may not be recovered. Based on the company’s impairment analysis, the company wrote down $1.4 million of other intangible assets.

Amortization expense for intangible assets during the first six months of fiscal 2015 was $5.3 million. Estimated amortization expense for the remainder of fiscal 2015 and succeeding fiscal years is as follows: fiscal 2015 (remainder), $5.5 million; fiscal 2016, $10.4 million; fiscal 2017, $9.5 million; fiscal 2018, $7.4 million; fiscal 2019, $6.6 million; and after fiscal 2019, $80.3 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 1, 2015 was $23.1 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $5.4 million as of May 1, 2015.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the six months ended April 30, 2015 and April 30, 2014 was $711.9 million and $667.6 million, respectively.

As of April 30, 2015, Red Iron’s total assets were $461.2 million and total liabilities were $409.8 million.

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

Warranty provisions, claims, and changes in estimates for the first six months of fiscal 2015 and 2014 were as follows:

	Six Months Ended
	May 1,	May 2,
(Dollars in thousands)	2015	2014
Beginning balance	$71,080	$72,177
Warranty provisions	23,763	23,422
Warranty claims	(14,992)	(13,861)
Changes in estimates	549	1,278
Ending balance	$80,400	$83,016

Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	May 1,	May 2,	October 31,
(Dollars in thousands)	2015	2014	2014
Foreign currency translation adjustments	$19,751	$6,549	$12,536
Pension and post-retirement benefits	5,165	3,751	5,266
Derivative instruments	(758)	519	(2,097)
Total accumulated other comprehensive loss	$24,158	$10,819	$15,705

The components and activity of AOCL for the first six months of fiscal 2015 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705
Other comprehensive loss (income) before reclassifications	7,215	(101)	(5,393)	1,721
Amounts reclassified from AOCL	—	—	6,732	6,732
Net current period other comprehensive loss (income)	$7,215	$(101)	$1,339	$8,453
Balance as of May 1, 2015	$19,751	$5,165	$(758)	$24,158

The components and activity of AOCL for the first six months of fiscal 2014 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2013	$7,778	$3,683	$1,109	$12,570
Other comprehensive (income) loss before reclassifications	(1,229)	68	376	(785)
Amounts reclassified from AOCL	—	—	(966)	(966)
Net current period other comprehensive (income) loss	$(1,229)	$68	$(590)	$(1,751)
Balance as of May 2, 2014	$6,549	$3,751	$519	$10,819

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 1, 2015	Professional	Residential	Other	Total
Net sales	$552,774	$267,867	$5,601	$826,242
Intersegment gross sales	17,766	104	(17,870)	—
Earnings (loss) before income taxes	120,815	34,838	(19,516)	136,137

Three months ended May 2, 2014	Professional	Residential	Other	Total
Net sales	$528,561	$210,377	$6,092	$745,030
Intersegment gross sales	14,438	128	(14,566)	—
Earnings (loss) before income taxes	122,367	23,822	(17,073)	129,116

Six months ended May 1, 2015	Professional	Residential	Other	Total
Net sales	$892,480	$402,610	$5,363	$1,300,453
Intersegment gross sales	28,286	188	(28,474)	—
Earnings (loss) before income taxes	176,474	48,565	(46,929)	178,110
Total assets	919,135	261,835	298,157	1,479,127

Six months ended May 2, 2014	Professional	Residential	Other	Total
Net sales	$824,029	$357,947	$9,035	$1,191,011
Intersegment gross sales	19,914	250	(20,164)	—
Earnings (loss) before income taxes	169,830	41,956	(43,915)	167,871
Total assets	670,723	238,156	270,367	1,179,246

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
(Dollars in thousands)	2015	2014	2015	2014
Corporate expenses	$(19,475)	$(16,655)	$(41,445)	$(40,347)
Interest expense, net	(4,768)	(3,683)	(9,484)	(7,436)
Other	4,727	3,265	4,000	3,868
Total	$(19,516)	$(17,073)	$(46,929)	$(43,915)

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income, net.  For the second quarter and year-to-date periods of fiscal 2015, there were immaterial losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of May 1, 2015 and May 2, 2014, the notional amount outstanding of forward contracts designated as cash flow hedges was $101.8 million and $95.8 million, respectively. Additionally, as of May 1, 2015 and May 2, 2014, the company had one cross currency interest rate swap instrument outstanding for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euros.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	May 1, 2015		May 2, 2014		May 1, 2015		May 2, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$2,865	Prepaid expenses	$—	Accrued liabilities	$1,427	Accrued liabilities	$(156)
Cross currency contract	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	319	Accrued liabilities	295

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	4,965	Prepaid expenses	—	Accrued liabilities	(442)	Accrued liabilities	2,199
Cross currency contract	Prepaid expenses	2,070	Prepaid expenses	—	Accrued liabilities	—	Accrued liabilities	358

Total Derivatives		$9,900		$—		$1,304		$2,696

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and six months ended May 1, 2015 and May 2, 2014, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	May 1,	May 2,		May 1,	May 2,		May 1,	May 2,
For the three months ended	2015	2014		2015	2014		2015	2014
Forward currency contracts	$(4,474)	$(1,152)	Net sales	$5,926	$(318)	Other income, net	$56	$(230)
Forward currency contracts	202	282	Cost of sales	(678)	(15)
Cross currency contracts	154	148	Other income, net	(194)	(350)
Total	$(4,118)	$(722)		$5,054	$(683)

	May 1,	May 2,		May 1,	May 2,		May 1,	May 2,
For the six months ended	2015	2014		2015	2014		2015	2014
Forward currency contracts	$(296)	$742	Net sales	$7,930	$(771)	Other income, net	$283	$(141)
Forward currency contracts	(1,182)	(117)	Cost of sales	(991)	32
Cross currency contracts	136	(38)	Other income, net	(207)	(227)
Total	$(1,342)	$587		$6,732	$(966)

As of May 1, 2015, the company expects to reclassify approximately $2.1 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	May 1,	May 2,	May 1,	May 2,
(Dollars in thousands)	Recognized in Net Earnings	2015	2014	2015	2014
Forward currency contracts	Other income, net	$3,089	$(3,434)	$11,350	$(3,027)
Cross currency contracts	Other income, net	167	(192)	1,302	(240)
		$3,256	$(3,626)	$12,652	$(3,267)

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

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
May 1, 2015	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$8,370	$(540)	$7,830	$(1,741)	$756	$(985)
Cross currency contracts	2,070	—	2,070	(319)	—	(319)
	$10,440	$(540)	$9,900	$(2,060)	$756	$(1,304)

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
May 2, 2014	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$—	$—	$—	$(2,650)	$607	$(2,043)
Cross currency contracts	—	—	—	(653)	—	(653)
	$—	$—	$—	$(3,303)	$607	$(2,696)

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

Assets and liabilities measured at fair value on a recurring basis, as of May 1, 2015, May 2, 2014, and October 31, 2014 are summarized below:

(Dollars in thousands)
May 1, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$109,295	$109,295	$—	—
Forward currency contracts	7,830	—	7,830	—
Cross currency contracts	2,070	—	2,070	—
Total assets	$119,195	$109,295	$9,900	—
Liabilities:
Forward currency contracts	$985	—	$985	—
Cross currency contracts	319	—	319	—
Deferred compensation liabilities	1,896	—	1,896	—
Total liabilities	$3,200	—	$3,200	—

May 2, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129,909	$129,909	$—	—
Total assets	$129,909	$129,909	$—	—
Liabilities:
Forward currency contracts	$2,043	—	$2,043	—
Cross currency contracts	653	—	653	—
Deferred compensation liabilities	2,439	—	2,439	—
Total liabilities	$5,135	—	$5,135	—

October 31, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$314,873	$314,873	$—	—
Forward currency contracts	6,030	—	6,030	—
Cross currency contracts	831	—	831	—
Total assets	$321,734	$314,873	$6,861	—
Liabilities:
Forward currency contracts	$9	—	$9	—
Cross currency contracts	536	—	536	—
Deferred compensation liabilities	2,141	—	2,141	—
Total liabilities	$2,686	—	$2,686	—

The company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Acquisition Note for additional information. There were no transfers between Level 1 and Level 2 during the three and six months ended May 1, 2015 and May 2, 2014, or the twelve months ended October 31, 2014.

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

RESULTS OF OPERATIONS

Overview

Our results for the second quarter of fiscal 2015 were positive with a net sales increase of 10.9 percent and a net earnings increase of 7.7 percent, each as compared to the second quarter of fiscal 2014. Year-to-date net earnings increased 10.4 percent in fiscal 2015 compared to the same period in the prior fiscal year on a net sales increase of 9.2 percent. Residential segment net sales were significantly up, by 27.3 percent and 12.5 percent for our second quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods last fiscal year, driven by strong shipments and demand for our newly introduced riding and walk power mower products and expanded product placement, partially offset by unfavorable foreign currency exchange rate fluctuations. Professional segment net sales increased 4.6 percent and 8.3 percent for our second quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods last fiscal year. The acquisition of the BOSS business resulted in incremental net sales for our professional segment of $16.6 million and $45.3 million for the second quarter and year-to-date periods of fiscal 2015, respectively. Professional segment net sales were also up due to continued growth and demand for our innovative landscape contractor products and higher worldwide shipments of golf and grounds equipment, partially offset by a decrease in sales of micro-irrigation and residential/commercial irrigation products, as well as unfavorable foreign currency exchange rate fluctuations that hindered our sales growth for both the second quarter and year-to-date periods of fiscal 2015. Our overall international net sales were down 4.7 percent and 5.1 percent for our second quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods last fiscal year due to unfavorable foreign currency exchange rates.

Our net earnings growth in the second quarter and year-to-date periods of fiscal 2015 was primarily attributable to leveraging selling, general, and administrative (“SG&A”) costs over higher sales volumes and a decline in our effective tax rate mainly due to the retroactive re-enactment of the domestic research tax credit in the first quarter of fiscal 2015 for calendar year

2014. However, our net earnings were hampered by a decrease in our gross margin rate and an increase in interest expense. We increased our second quarter cash dividend by 25 percent to $0.25 per share compared to the $0.20 per share quarterly cash dividend paid in the second quarter of fiscal 2014.

Our overall financial condition remains strong. Inventory levels increased $39.0 million, or 12.9 percent, as of the end of the second quarter of fiscal 2015 compared to the end of the second quarter of fiscal 2014 due to incremental inventory of $23.3 million from the acquisition of the BOSS business and increased work in process inventory mainly due to the timing of production at certain key production facilities in anticipation of strong demand. Receivables also increased $38.1 million, or 12.2 percent, due to higher sales volumes and the addition of receivables from the acquisition of the BOSS business, which was partially offset by a decrease in international receivables primarily due to lower foreign currency exchange rates. Field inventory levels were also up as of the end of the second quarter of fiscal 2015 compared to the end of the second quarter of fiscal 2014 primarily due to strong sales of new products we introduced and anticipated retail demand in the second half of fiscal 2015.

Our new multi-year initiative, “Destination PRIME,” begins our journey into our second century. Similar to our previous Destination 2014 initiative, this new three-year initiative is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we will strive to achieve our goals by pursuing a progression of annual milestones. Each fiscal year we will set forth organic revenue growth and operating earnings goals, while continuing to focus on the progress we made through our previous initiatives, such as working capital. Our organic revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to less than 13 percent by the end of fiscal 2017. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Net Earnings

Net earnings for the second quarter of fiscal 2015 were $93.8 million, or $1.64 per diluted share, compared to $87.1 million, or $1.51 per diluted share, for the second quarter of fiscal 2014, resulting in a net earnings per diluted share increase of 8.6 percent. Year-to-date net earnings in fiscal 2015 were $124.7 million, or $2.18 per diluted share, compared to $113.0 million, or $1.95 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 11.8 percent. The primary factors contributing to our earnings improvements were leveraging SG&A costs over higher sales volumes and a decline in the effective tax rate, somewhat offset by a decrease in gross margin rates and an increase in interest expense. In addition, second quarter and year-to-date fiscal 2015 net earnings per diluted share were benefited by approximately $0.02 per share and $0.03 per share, respectively, compared to the same periods in fiscal 2014, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.9)	(64.5)	(65.3)	(64.1)
Gross margin	34.1	35.5	34.7	35.9
SG&A expense	(17.3)	(17.9)	(20.6)	(21.5)
Operating earnings	16.8	17.6	14.1	14.4
Interest expense	(0.6)	(0.5)	(0.7)	(0.6)
Other income, net	0.3	0.2	0.3	0.3
Provision for income taxes	(5.2)	(5.6)	(4.1)	(4.6)
Net earnings	11.3%	11.7%	9.6%	9.5%

Net Sales

Worldwide consolidated net sales for the second quarter of fiscal 2015 were $826.2 million, up 10.9 percent compared to the second quarter of fiscal 2014. For the year-to-date period of fiscal 2015, net sales were $1.3 billion, up 9.2 percent from the same period in the prior fiscal year. Residential segment net sales were up 27.3 percent and 12.5 percent for the second quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year. The sales increases in both periods for the residential segment were largely due to higher shipments from strong retail demand for our new platform of zero-

turn riding mowers and walk power mowers, as well as expanded product placement for these new innovative products. However, these net sales increases were somewhat offset by unfavorable foreign currency exchange rate fluctuations.

Worldwide professional segment net sales were up 4.6 percent and 8.3 percent for the second quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year. The acquisition of the BOSS business added $16.6 million and $45.3 million of net sales for the professional segment in the second quarter and year-to-date periods of fiscal 2015, respectively. Our professional segment sales were also positively impacted by higher shipments of landscape contractor equipment and golf and grounds equipment due to continued strong demand for our innovative product offerings and newly introduced products. Partially offsetting the sales growth in both the second quarter and year-to-date periods of fiscal 2015 compared to the same periods last fiscal year were unfavorable foreign currency exchange rate fluctuations, lower sales of micro-irrigation products, which was primarily due to foreign currency exchange rate changes and continued adverse political and economic conditions in certain key international regions, and a decrease in sales of residential/commercial irrigation products mainly due to poor weather conditions in key markets.

Net sales for our other segment were down by $0.5 million for the second quarter of fiscal 2015 and $3.7 million for the year-to-date period of fiscal 2015 compared to the same periods last fiscal year due to an increase in sales that are eliminated from higher shipments to our company-owned distribution companies, partially offset by higher sales volumes at our company-owned distributors. International net sales were down, by 4.7 percent and 5.1 percent, for the second quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year due primarily to unfavorable foreign currency exchange rate fluctuations. Changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $13.6 million and $18.7 million for the second quarter and year-to-date periods of fiscal 2015, respectively. Field inventory levels were up as of the end of the second quarter of fiscal 2015 compared to the end of the second quarter of fiscal 2014 primarily due to strong sales of new products we introduced and anticipated retail demand in the second half of fiscal 2015.

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2015 decreased 140 basis points to 34.1 percent compared to 35.5 percent in the second quarter of fiscal 2014. Gross profit as a percent of net sales for the year-to-date period of fiscal 2015 decreased 120 basis points to 34.7 percent compared to 35.9 percent for the year-to-date period of fiscal 2014. The decrease for the second quarter comparison was due to unfavorable foreign currency exchange rate fluctuations and a higher proportion of residential segment sales that carry lower average gross margins than our professional segment. For the year-to-date period, our gross profit decrease was also primarily attributable to unfavorable foreign currency exchange rate fluctuations and the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value as a result of the acquisition of the BOSS business.

Selling, General, and Administrative Expense

SG&A expense increased $9.9 million, or 7.4 percent, for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 and increased $11.5 million, or 4.5 percent, for the year-to-date period of fiscal 2015 compared to the year-to-date period of fiscal 2014. As a percentage of net sales, SG&A expense decreased 60 basis points and 90 basis points for the second quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year. These decreases as a percentage of net sales were largely due to leveraging SG&A expense over higher sales volumes and lower incentive compensation expense, partially offset by incremental SG&A costs from the acquisition of the BOSS business.

Interest Expense

Interest expense for the second quarter and year-to-date periods of fiscal 2015 increased $1.1 million, or 29.4 percent, and $2.0 million, or 27.5 percent, respectively, compared to the same periods last fiscal year due to higher levels of debt as a result of borrowings that were used to pay the purchase price for the BOSS business.

Other Income, Net

Other income, net for the second quarter and year-to-date periods of fiscal 2015 increased $0.5 million and $0.9 million, respectively, compared to the same periods last fiscal year primarily due to a decrease in foreign currency exchange rate losses and higher earnings from our equity investment in Red Iron.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2015 was 31.1 percent compared to 32.6 percent in the second quarter of 2014. This decline was mainly due to higher earnings in lower tax jurisdictions. The effective tax rate for the year-to-date periods of fiscal 2015 and 2014 was 30.0 percent and 32.7 percent, respectively. The decrease in the effective tax rate for the year-to-date comparison was primarily the result of the benefit in the first quarter of fiscal 2015 for the retroactive re-enactment of the domestic research tax credit for calendar year 2014, as well as higher earnings in lower tax jurisdictions.

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

The following table summarizes net sales by segment:

	Three Months Ended
	May 1,	May 2,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$552,774	$528,561	$24,213	4.6%
Residential	267,867	210,377	57,490	27.3
Other	5,601	6,092	(491)	(8.1)
Total*	$826,242	$745,030	$81,212	10.9%

* Includes international sales of:	$195,384	$205,117	$(9,733)	(4.7)%

	Six Months Ended
	May 1,	May 2,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$892,480	$824,029	$68,451	8.3%
Residential	402,610	357,947	44,663	12.5
Other	5,363	9,035	(3,672)	(40.6)
Total*	$1,300,453	$1,191,011	$109,442	9.2%

* Includes international sales of:	$338,285	$356,380	$(18,095)	(5.1)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	May 1,	May 2,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$120,815	$122,367	$(1,552)	(1.3)%
Residential	34,838	23,822	11,016	46.2
Other	(19,516)	(17,073)	(2,443)	(14.3)
Total	$136,137	$129,116	$7,021	5.4%

	Six Months Ended
	May 1,	May 2,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$176,474	$169,830	$6,644	3.9%
Residential	48,565	41,956	6,609	15.8
Other	(46,929)	(43,915)	(3,014)	(6.9)
Total	$178,110	$167,871	$10,239	6.1%

Professional

Net Sales. Worldwide net sales for the professional segment in the second quarter and year-to-date periods of fiscal 2015 increased 4.6 percent and 8.3 percent, respectively, compared to the same periods in the prior fiscal year. The acquisition of the BOSS business added $16.6 million and $45.3 million of net sales for the second quarter and year-to-date periods of fiscal 2015, respectively. Sales and demand of landscape contractor equipment were also up for the second quarter and year-to-date periods of fiscal 2015 compared to the same periods last fiscal year as contractors continued to invest capital in our new turf management and productivity-enhancing product offerings. Professional segment sales were also positively impacted by increased shipments of our golf and grounds equipment due to worldwide demand for our innovative product offerings and the successful introduction of new products. However, sales growth in both the second quarter and year-to-date periods of fiscal 2015 were hampered by the impact of unfavorable foreign currency exchange rate fluctuations. Sales of micro-irrigation products declined due to foreign currency exchange rate changes, as well as continued adverse political and economic conditions in certain key international regions, and residential/commercial irrigation products decreased mainly due to poor weather conditions in key markets.

Operating Earnings. Operating earnings for the professional segment in the second quarter of fiscal 2015 decreased slightly by 1.3 percent compared to the second quarter of fiscal 2014 and decreased to 21.9 percent as a percentage of net sales in the second quarter of fiscal 2015 compared to 23.2 percent in the second quarter of fiscal 2014. These declines were due to lower gross margins primarily from unfavorable foreign currency exchange rate fluctuations and incremental SG&A costs from the acquisition of the BOSS business. For the year-to-date period of fiscal 2015, professional segment operating earnings increased 3.9 percent compared to the same period in the prior fiscal year mainly due to higher sales volumes. However, as a percentage of net sales, professional segment operating earnings decreased to 19.8 percent for the year-to-date period of fiscal 2015 compared to 20.6 percent in the same period last fiscal year. This decrease was due to lower gross margins primarily from the impact of unfavorable currency exchange rate fluctuations and the purchase accounting impact of the acquisition of the BOSS business, as previously discussed, partially offset by leveraging SG&A costs over higher sales volumes and lower warranty expense.

Residential

Net Sales. Worldwide net sales for the residential segment in the second quarter and year-to-date periods of fiscal 2015 increased 27.3 percent and 12.5 percent, respectively, compared to the same periods in the prior fiscal year. These sales increases were largely due to higher shipments from strong retail demand and additional product placement for our new platform of zero-turn riding mowers. Sales of walk power mowers also increased due to enhanced product placement and increased demand for our new product offerings, including our new all-wheel drive model. However, these net sales increases were somewhat offset by unfavorable foreign currency exchange rate fluctuations.

Operating Earnings. Operating earnings for the residential segment in the second quarter and year-to-date periods of fiscal 2015 increased 46.2 percent and 15.8 percent, respectively, compared to the same periods in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 13.0 percent from 11.3 percent in the second quarter of fiscal 2014, and fiscal 2015 year-to-date residential segment operating margin increased to 12.1 percent compared to 11.7 percent in the same period last fiscal year. The operating earnings increase for the second quarter and year-to-date comparisons was largely due to leveraging SG&A costs over higher sales volumes, somewhat offset by lower gross margins mainly due to unfavorable foreign currency exchange rate fluctuations and increased manufacturing expenses.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the second quarter of fiscal 2015 slightly decreased by $0.5 million compared to the second quarter of fiscal 2014. For the year-to-date period of fiscal 2015, the other segment net sales decreased $3.7 million compared to the same period in the prior fiscal year due to an increase in sales that are eliminated from higher shipments to our company-owned distribution companies, partially offset by higher sales volumes at our company-owned distributors.

Operating Losses. Operating losses for the other segment in the second quarter and year-to-date periods of fiscal 2015 increased $2.4 million and $3.0 million, respectively, compared to the same periods in the prior fiscal year. The higher operating losses were primarily attributable to an increase in the elimination of gross profit previously recorded with respect to sales of our products to our wholly owned distribution companies and an increase in interest expense related to debt issued in connection with the acquisition of the BOSS business, partially offset by a decline in incentive compensation expense.

FINANCIAL POSITION

Working Capital

In fiscal 2015, we plan to continue to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended May 1, 2015 was 15.6 percent compared to 15.5 percent for the twelve months ended May 2, 2014.

Inventory levels were up $39.0 million, or 12.9 percent, as of the end of the second quarter of fiscal 2015 compared to the end of the second quarter of fiscal 2014 due to incremental inventory of $23.3 million from the acquisition of the BOSS business and increased work in process inventory due to timing of production at certain key production facilities in anticipation of strong demand. Receivables as of the end of the second quarter of fiscal 2015 increased $38.1 million, or 12.2 percent, compared to the end of the second quarter of fiscal 2014 as a result of higher sales volumes and incremental receivables from the acquisition of the BOSS business, which was partially offset by a decrease in international receivables due primarily to lower foreign currency exchange rates. Our average days sales outstanding for receivables decreased to 34.3 days based on sales for the last twelve months ended May 1, 2015, compared to 35.5 days for the twelve months ended May 2, 2014. In addition, accounts payable increased as of the end of our second quarter of fiscal 2015 compared to the end of the second quarter of fiscal 2014 by $20.4 million, or 8.7 percent, due to recent purchases of commodities and components.

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

Our Board of Directors approved a cash dividend of $0.25 per share for the second quarter of fiscal 2015 that was paid on April 13, 2015. This was an increase of 25 percent over our cash dividend of $0.20 per share for the second quarter of fiscal 2014.

Cash Flow. We historically use more operating cash in the first half of our fiscal year than the second half of our fiscal year due to the seasonality of our business. Cash provided by operating activities for the first six months of fiscal 2015 increased $17.3 million, or 22.2 percent, compared to the first six months of fiscal 2014 mainly due to higher net earnings. Cash used for investing activities increased $191.9 million during the first six months of fiscal 2015 compared to the first six months of fiscal 2014 due to cash utilized for the acquisition of the BOSS business, partially offset by lower purchases of property, plant, and equipment. Cash used for financing activities for the first six months of fiscal 2015 decreased $25.1 million compared to the first six months of fiscal 2014 mainly due to lower amounts of cash utilized for share repurchases, partially offset by an increase in cash dividends paid on our stock.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $8.9 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of May 1, 2015, we had $20.0 million outstanding short-term debt under these lines of credit compared to no outstanding short-term debt as of May 2, 2014. As of May 1, 2015, we had $8.0 million of outstanding letters of credit and $130.9 million of unutilized availability under our credit agreements. In addition, we had $4.9 million in short-term debt for certain receivables we provided recourse to Red Iron as of May 1, 2015.

As of May 1, 2015, we had $384.9 million outstanding in long-term debt that includes $100.0 million in aggregate principal amount of 7.8% debentures due June 15, 2027 and $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037. In late fiscal 2014 as part of our renewed credit facility, we also obtained a $130.0 million term loan for cash required to close the acquisition of the BOSS business early in fiscal 2015. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019. On November 14, 2014, we issued a $30.0 million in aggregate principal note to the former owners of the BOSS business that we acquired.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of May 1, 2015, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of May 1, 2015, and we expect to be in compliance with all covenants during the remainder of fiscal 2015. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2015 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $11.3 million of receivables from us during the first six months of fiscal 2015. As of May 1, 2015, $8.6 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2015, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid for commodities and components in the first six months of fiscal 2014. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly lower for the remainder of fiscal 2015 as compared to fiscal 2014. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amended guidance will become effective for us commencing in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amended guidance will become effective for us commencing in the first quarter of 2017. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial position.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This amended guidance requires customers to determine whether or not an arrangement contains a software license element. If the arrangement contains a software element, the related fees paid should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it is accounted for as a service contract. The amended guidance will become effective for us commencing in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

No new accounting pronouncement that has been issued but not yet effective for us during the second quarter of fiscal 2015 has had or is expected to have a material impact on our consolidated financial statements.

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

•            Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs. Further, we could experience delays in receiving materials required to manufacture our products and delays in shipping products to our customers, which may adversely affect net sales and operating results.

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

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended May 1, 2015 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.8250	$38,832.1	$1,199.9	$1,650.1
Buy US dollar/Sell Canadian dollar	1.1904	17,624.6	294.4	818.1
Buy US dollar/Sell Euro	1.1916	109,170.2	3,231.4	9,872.7
Buy US dollar/Sell British pound	1.5642	28,233.3	92.0	1,017.0
Buy Euro/Sell US dollar	1.1130	7,637.3	—	2,070.1
Buy Mexican peso/Sell US dollar	14.5781	19,824.2	(1,824.0)	(1,044.9)
Buy Euro/Sell Romanian New Leu	4.4109	9,455.6	(319.2)	(319.1)

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our second quarter ended May 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2015 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 31, 2015 through February 27, 2015	6,507	$67.00	6,490	2,482,510

February 28, 2015 through March 27, 2015	177,649	67.76	175,519	2,306,991

March 28, 2015 through May 1, 2015	323,453	68.77	322,386	1,984,605

Total	507,609	$68.40	504,395

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)         Includes 2,147 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s amended and restated equity and incentive plan. These 2,147 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 1,067 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $68.44 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,067 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

10.1

The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 17, 2015, Commission File No. 1-8649).

10.2

Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-204336).

10.3

Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-204336).

10.4

Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-204336).

10.5

Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.5 to Registrant’s Registration Statement on Form S-8, Registration No. 333-204336).

10.6

Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.6 to Registrant’s Registration Statement on Form S-8, Registration No. 333-204336).

10.7

Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.7 to Registrant’s Registration Statement on Form S-8, Registration No. 333-204336).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2015, filed with the SEC on June 3, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended May 1, 2015 and May 2, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended May 1, 2015 and May 2, 2014, (iii) Condensed Consolidated Balance Sheets as of May 1, 2015, May 2, 2014, and October 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three and six-month periods ended May 1, 2015 and May 2, 2014, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: June 3, 2015	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)