Form 10-Q
period 2015-07-31
TORO CO
filed 2015-09-02
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2015

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

The number of shares of common stock outstanding as of August 25, 2015 was 54,809,131.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014
Net sales	$609,615	$567,540	$1,910,068	$1,758,551
Cost of sales	393,225	365,460	1,242,707	1,128,417
Gross profit	216,390	202,080	667,361	630,134
Selling, general, and administrative expense	136,985	130,043	405,079	386,620
Operating earnings	79,405	72,037	262,282	243,514
Interest expense	(4,587)	(3,629)	(14,071)	(11,065)
Other income, net	2,798	2,390	7,515	6,220
Earnings before income taxes	77,616	70,798	255,726	238,669
Provision for income taxes	24,292	20,785	77,689	75,701
Net earnings	$53,324	$50,013	$178,037	$162,968

Basic net earnings per share of common stock	$0.96	$0.89	$3.19	$2.88

Diluted net earnings per share of common stock	$0.94	$0.87	$3.13	$2.82

Weighted-average number of shares of common stock outstanding — Basic	55,310	55,965	55,739	56,494

Weighted-average number of shares of common stock outstanding — Diluted	56,552	57,320	56,953	57,800

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2015	2014	2015	2014
Net earnings	$53,324	$50,013	$178,037	$162,968
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,534)	(620)	(10,648)	541
Derivative instruments, net of tax of $(379), $531, $(526), and $891, respectively	(1,055)	446	(2,394)	1,036
Other comprehensive (loss) income	(4,589)	(174)	(13,042)	1,577
Comprehensive income	$48,735	$49,839	$164,995	$164,545

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	July 31,	August 1,	October 31,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$110,335	$177,894	$314,873
Receivables, net	227,806	215,595	158,158
Inventories, net	350,194	293,761	274,603
Prepaid expenses and other current assets	39,743	33,764	33,580
Deferred income taxes	43,339	38,735	42,822
Total current assets	771,417	759,749	824,036

Property, plant, and equipment	802,305	770,758	760,192
Less accumulated depreciation	581,983	567,930	554,997
	220,322	202,828	205,195

Long-term deferred income taxes	26,364	25,951	26,075
Other assets	25,317	22,226	21,429
Goodwill	194,727	91,812	91,851
Other intangible assets, net	121,804	25,261	23,829
Total assets	$1,359,951	$1,127,827	$1,192,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$23,279	$140	$6,640
Short-term debt	5,189	1,134	20,818
Accounts payable	169,927	168,956	124,271
Accrued liabilities	300,576	289,519	248,691
Total current liabilities	498,971	459,749	400,420

Long-term debt, less current portion	358,053	223,800	347,316
Deferred revenue	11,324	11,102	10,947
Deferred income taxes	7	5,969	—
Other long-term liabilities	26,423	14,474	25,005

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 54,835,233 shares as of July 31, 2015, 55,705,894 shares as of August 1, 2014, and 55,678,419 shares as of October 31, 2014	54,835	55,706	55,678
Retained earnings	439,085	368,020	368,754
Accumulated other comprehensive loss	(28,747)	(10,993)	(15,705)
Total stockholders’ equity	465,173	412,733	408,727
Total liabilities and stockholders’ equity	$1,359,951	$1,127,827	$1,192,415

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	July 31,	August 1,
	2015	2014
Cash flows from operating activities:
Net earnings	$178,037	$162,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(6,223)	(5,598)
Provision for depreciation, amortization, and impairment loss	45,944	38,104
Stock-based compensation expense	7,815	8,478
Increase in deferred income taxes	(2,096)	(43)
Other	(67)	2
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(74,916)	(59,774)
Inventories, net	(67,902)	(53,716)
Prepaid expenses and other assets	(5,563)	1,167
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	92,985	72,625
Net cash provided by operating activities	168,014	164,213

Cash flows from investing activities:
Purchases of property, plant, and equipment	(37,544)	(53,228)
Proceeds from asset disposals	77	161
Distributions from finance affiliate, net	1,928	2,324
Acquisitions, net of cash acquired	(198,329)	(715)
Net cash used in investing activities	(233,868)	(51,458)

Cash flows from financing activities:
(Repayments of) increase in short-term debt	(16,283)	300
(Repayments of) increase in long-term debt	(3,831)	18
Excess tax benefits from stock-based awards	7,808	8,536
Proceeds from exercise of stock options	8,615	6,813
Purchases of Toro common stock	(90,993)	(100,507)
Dividends paid on Toro common stock	(41,794)	(33,871)
Net cash used in financing activities	(136,478)	(118,711)

Effect of exchange rates on cash and cash equivalents	(2,206)	857

Net decrease in cash and cash equivalents	(204,538)	(5,099)
Cash and cash equivalents as of the beginning of the fiscal period	314,873	182,993
Cash and cash equivalents as of the end of the fiscal period	$110,335	$177,894

Supplemental disclosure of cash flow information:
Debt issued in connection with an acquisition	$31,161	$—

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 31, 2015

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended July 31, 2015 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2015.

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

July 31,
(Dollars in thousands)	2015
Inventory	$14,106
Prepaid expenses	266
Property, plant, and equipment	13,689
Intangible assets	107,700
Goodwill	103,028
Current liabilities	(9,299)
Purchase price	$229,490

The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, cost synergies, expected future cash flows, and sales growth from integrating and expanding existing product lines. The amount of goodwill that is expected to be deductible for income tax purposes is $101.9 million. The goodwill and intangible assets have been allocated to the Professional segment.

During the first nine months of fiscal 2015, the company expensed $0.3 million of acquisition-related costs, which was recorded in selling, general, and administrative expense. The company also capitalized $0.4 million of debt issuance costs in other assets related to the $130.0 million term loan, which will be amortized over the term of the loan.

Operating results for this acquisition have been included in the company’s consolidated statements of earnings from the date of acquisition and are reflected in the Professional segment. The sale of BOSS products contributed $37.1 million and $82.4 million of net sales for the third quarter and year-to-date periods of fiscal 2015, respectively, and had an immaterial impact on net earnings for both the third quarter and year-to-date periods of fiscal 2015. Pro-forma results are not presented, as the acquisition was not considered material to the company’s consolidated results of operations.

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

The following table illustrates the assumptions for options granted in the following fiscal periods.

	Fiscal 2015	Fiscal 2014
Expected life of option in years	5.94	6
Expected stock price volatility	29.67%	34.29%
Risk-free interest rate	1.61%	1.92%
Expected dividend yield	1.29%	1.25%
Grant date per share weighted-average fair value	$16.81	$18.69

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2015 and 2014 was $65.68 and $60.19, respectively. No performance share awards were granted during the second and third quarters of fiscal 2015 or 2014.

Restricted Stock and Restricted Stock Unit Awards

Under the company’s amended and restated equity and incentive plan, restricted stock and restricted stock unit awards are generally granted to certain non-officer employees. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first nine months of fiscal 2015 and 2014 was $66.10 and $63.09, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
(Shares in thousands)	2015	2014	2015	2014
Basic
Weighted-average number of shares of common stock	55,310	55,965	55,724	56,477
Assumed issuance of contingent shares	—	—	15	17
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,310	55,965	55,739	56,494
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,310	55,965	55,739	56,494
Effect of dilutive securities	1,242	1,355	1,214	1,306
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	56,552	57,320	56,953	57,800

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options for the purchase of 157,299 and 153,651 shares of common stock during the third quarter of fiscal 2015 and 2014, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive. For the year-to-date periods through the third quarter of fiscal 2015 and 2014, options for the purchase of 245,818 and 239,058 shares of common stock, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive.

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

Inventories were as follows:

	July 31,	August 1,	October 31,
(Dollars in thousands)	2015	2014	2014
Raw materials and work in process	$102,580	$88,140	$95,144
Finished goods and service parts	315,110	270,996	246,954
Total FIFO value	417,690	359,136	342,098
Less: adjustment to LIFO value	67,496	65,375	67,495
Total	$350,194	$293,761	$274,603

Goodwill

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2015 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2014	$80,946	$10,905	$91,851
Goodwill acquired	103,028	—	103,028
Translation adjustments	(46)	(106)	(152)
Balance as of July 31, 2015	$183,928	$10,799	$194,727

Other Intangible Assets

The components of other intangible assets were as follows:

(Dollars in thousands) July 31, 2015	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$15,202	$(10,003)	$5,199
Non-compete agreements	5.5	6,931	(6,071)	860
Customer-related	19.1	84,618	(9,156)	75,462
Developed technology	7.6	28,819	(19,704)	9,115
Trade names	19.2	28,715	(2,410)	26,305
Other		800	(800)	—
Total amortizable		165,085	(48,144)	116,941
Non-amortizable - trade names		4,863	—	4,863
Total other intangible assets, net		$169,948	$(48,144)	$121,804

October 31, 2014	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.4	$10,711	$(8,942)	$1,769
Non-compete agreements	5.4	7,039	(5,315)	1,724
Customer-related	10.7	8,650	(5,517)	3,133
Developed technology	7.6	28,841	(16,869)	11,972
Trade names	5.0	1,515	(1,165)	350
Other		800	(800)	—
Total amortizable		57,556	(38,608)	18,948
Non-amortizable - trade names		4,881	—	4,881
Total other intangible assets, net		$62,437	$(38,608)	$23,829

During the second quarter of fiscal 2015, the company determined certain amortizable intangible assets were impaired based on its assessment that the carrying amount may not be recovered. Based on the company’s impairment analysis, the company wrote down $1.4 million of other intangible assets in the second quarter of fiscal 2015.

Amortization expense for intangible assets during the first nine months of fiscal 2015 was $10.0 million. Estimated amortization expense for the remainder of fiscal 2015 and succeeding fiscal years is as follows: fiscal 2015 (remainder), $2.8 million; fiscal 2016, $10.3 million; fiscal 2017, $9.5 million; fiscal 2018, $7.4 million; fiscal 2019, $6.6 million; and after fiscal 2019, $80.3 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of July 31, 2015 was $19.2 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.7 million as of July 31, 2015.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the nine months ended July 31, 2015 and August 1, 2014 was $1,117.7 million and $1,019.3 million, respectively.

As of July 31, 2015, Red Iron’s total assets were $383.7 million and total liabilities were $340.3 million.

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

Warranty provisions, claims, and changes in estimates for the first nine months of fiscal 2015 and 2014 were as follows:

	Nine Months Ended
	July 31,	August 1,
(Dollars in thousands)	2015	2014
Beginning balance	$71,080	$72,177
Warranty provisions	34,532	34,078
Warranty claims	(26,728)	(25,052)
Changes in estimates	(221)	(1,510)
Ending balance	$78,663	$79,693

Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	July 31,	August 1,	October 31,
(Dollars in thousands)	2015	2014	2014
Foreign currency translation adjustments	$23,255	$7,166	$12,536
Pension and post-retirement benefits	5,195	3,754	5,266
Derivative instruments	297	73	(2,097)
Total accumulated other comprehensive loss	$28,747	$10,993	$15,705

The components and activity of AOCL for the first nine months of fiscal 2015 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705
Other comprehensive loss (income) before reclassifications	10,719	(71)	(6,694)	3,954
Amounts reclassified from AOCL	—	—	9,088	9,088
Net current period other comprehensive loss (income)	$10,719	$(71)	$2,394	$13,042
Balance as of July 31, 2015	$23,255	$5,195	$297	$28,747

The components and activity of AOCL for the first nine months of fiscal 2014 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2013	$7,778	$3,683	$1,109	$12,570
Other comprehensive (income) loss before reclassifications	(612)	71	450	(91)
Amounts reclassified from AOCL	—	—	(1,486)	(1,486)
Net current period other comprehensive (income) loss	$(612)	$71	$(1,036)	$(1,577)
Balance as of August 1, 2014	$7,166	$3,754	$73	$10,993

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended July 31, 2015	Professional	Residential	Other	Total
Net sales	$421,994	$175,977	$11,644	$609,615
Intersegment gross sales	10,365	222	(10,587)	—
Earnings (loss) before income taxes	82,253	20,566	(25,203)	77,616

Three months ended August 1, 2014	Professional	Residential	Other	Total
Net sales	$384,678	$175,717	$7,145	$567,540
Intersegment gross sales	11,964	128	(12,092)	—
Earnings (loss) before income taxes	74,835	18,698	(22,735)	70,798

Nine months ended July 31, 2015	Professional	Residential	Other	Total
Net sales	$1,314,474	$578,587	$17,007	$1,910,068
Intersegment gross sales	38,651	410	(39,061)	—
Earnings (loss) before income taxes	258,727	69,131	(72,132)	255,726
Total assets	846,400	226,835	286,716	1,359,951

Nine months ended August 1, 2014	Professional	Residential	Other	Total
Net sales	$1,208,707	$533,664	$16,180	$1,758,551
Intersegment gross sales	31,878	378	(32,256)	—
Earnings (loss) before income taxes	244,665	60,654	(66,650)	238,669
Total assets	616,305	186,079	325,443	1,127,827

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
(Dollars in thousands)	2015	2014	2015	2014
Corporate expenses	$(26,989)	$(22,101)	$(68,434)	$(62,448)
Interest expense, net	(4,587)	(3,629)	(14,071)	(11,065)
Other	6,373	2,995	10,373	6,863
Total	$(25,203)	$(22,735)	$(72,132)	$(66,650)

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income, net.  For the third quarter and year-to-date periods of fiscal 2015, there were immaterial losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of July 31, 2015 and August 1, 2014, the notional amount outstanding of forward contracts designated as cash flow hedges was $102.8 million and $108.6 million, respectively. Additionally, as of July 31, 2015 and August 1, 2014, the company had one cross currency interest rate swap instrument outstanding for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euros.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	July 31, 2015		August 1, 2014		July 31, 2015		August 1, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$2,957	Prepaid expenses	$1,263	Accrued liabilities	$1,986	Accrued liabilities	$62
Cross currency contract	Prepaid expenses	—	Prepaid expenses	—	Accrued liabilities	243	Accrued liabilities	701

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	2,663	Prepaid expenses	261	Accrued liabilities	2	Accrued liabilities	412
Cross currency contract	Prepaid expenses	2,179	Prepaid expenses	61	Accrued liabilities	—	Accrued liabilities	—

Total Derivatives		$7,799		$1,585		$2,231		$1,175

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and nine months ended July 31, 2015 and August 1, 2014, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	July 31,	August 1,		July 31,	August 1,		July 31,	August 1,
For the three months ended	2015	2014		2015	2014		2015	2014
Forward currency contracts	$(654)	$952	Net sales	$3,258	$(369)	Other income, net	$280	$(63)
Forward currency contracts	(433)	(216)	Cost of sales	(817)	61
Cross currency contracts	31	(292)	Other income, net	(85)	(212)
Total	$(1,056)	$444		$2,356	$(520)

	July 31,	August 1,		July 31,	August 1,		July 31,	August 1,
For the nine months ended	2015	2014		2015	2014		2015	2014
Forward currency contracts	$(950)	$1,694	Net sales	$11,188	$(1,140)	Other income, net	$563	$(204)
Forward currency contracts	(1,615)	(333)	Cost of sales	(1,808)	93
Cross currency contracts	167	(330)	Other income, net	(292)	(439)
Total	$(2,398)	$1,031		$9,088	$(1,486)

As of July 31, 2015, the company expects to reclassify approximately $0.8 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	July 31,	August 1,	July 31,	August 1,
(Dollars in thousands)	Recognized in Net Earnings	2015	2014	2015	2014
Forward currency contracts	Other income, net	$(2,891)	$2,474	$8,459	$(553)
Cross currency contracts	Other income, net	139	421	1,441	181
		$(2,752)	$2,895	$9,900	$(372)

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

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
July 31, 2015	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$5,855	$(235)	$5,620	$(2,220)	$232	$(1,988)
Cross currency contracts	2,179	—	2,179	(243)	—	(243)
	$8,034	$(235)	$7,799	$(2,463)	$232	$(2,231)

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
August 1, 2014	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$1,572	$(48)	$1,524	$(560)	$86	$(474)
Cross currency contracts	61	—	61	(701)	—	(701)
	$1,633	$(48)	$1,585	$(1,261)	$86	$(1,175)

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

Assets and liabilities measured at fair value on a recurring basis, as of July 31, 2015, August 1, 2014, and October 31, 2014 are summarized below:

(Dollars in thousands)
July 31, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$110,335	$110,335	$—	—
Forward currency contracts	5,620	—	5,620	—
Cross currency contracts	2,179	—	2,179	—
Total assets	$118,134	$110,335	$7,799	—
Liabilities:
Forward currency contracts	$1,988	—	$1,988	—
Cross currency contracts	243	—	243	—
Deferred compensation liabilities	1,775	—	1,775	—
Total liabilities	$4,006	—	$4,006	—

August 1, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$177,894	$177,894	$—	—
Forward currency contracts	1,524	—	1,524	—
Cross currency contracts	61	—	61	—
Total assets	$179,479	$177,894	$1,585	—
Liabilities:
Forward currency contracts	$474	—	$474	—
Cross currency contracts	701	—	701	—
Deferred compensation liabilities	2,290	—	2,290	—
Total liabilities	$3,465	—	$3,465	—

October 31, 2014	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$314,873	$314,873	$—	—
Forward currency contracts	6,030	—	6,030	—
Cross currency contracts	831	—	831	—
Total assets	$321,734	$314,873	$6,861	—
Liabilities:
Forward currency contracts	$9	—	$9	—
Cross currency contracts	536	—	536	—
Deferred compensation liabilities	2,141	—	2,141	—
Total liabilities	$2,686	—	$2,686	—

The company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Acquisition Note for additional information. There were no transfers between Level 1 and Level 2 during the three and nine months ended July 31, 2015 and August 1, 2014, or the twelve months ended October 31, 2014.

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

Subsequent Events

The company evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

RESULTS OF OPERATIONS

Overview

Our results for the third quarter of fiscal 2015 were positive with a net sales increase of 7.4 percent and a net earnings increase of 6.6 percent, each as compared to the third quarter of fiscal 2014. Year-to-date net sales and net earnings also increased by 8.6 percent and 9.2 percent, respectively, in fiscal 2015 compared to the same period in the prior fiscal year. Professional segment net sales increased 9.7 percent and 8.8 percent for our third quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods last fiscal year. The acquisition of the BOSS business resulted in incremental net sales for our professional segment of $37.1 million and $82.4 million for the third quarter and year-to-date periods of fiscal 2015, respectively. Professional segment net sales were also up due to the successful introduction of new products and continued growth and demand for our innovative landscape contractor and specialty construction products, partially offset by a decrease in sales of irrigation products primarily due to unfavorable weather conditions in key markets. Additionally, unfavorable foreign currency exchange rate fluctuations hindered our professional segment sales growth for both the third quarter and year-to-date periods of fiscal 2015. Residential segment net sales were slightly up, by 0.1 percent, for our third quarter of fiscal 2015 compared to our third quarter of fiscal 2014, and increased 8.4 percent for the year-to-date period of fiscal 2015 compared to the same period last fiscal year. Residential segment sales were up due to strong shipments and demand for our newly introduced riding and walk power mower products and expanded product placement, partially offset by a decrease in sales of snow thrower products primarily due to lower pre-season shipments in the third quarter of fiscal 2015 that are expected to ship in the fourth quarter of fiscal 2015 and unfavorable foreign currency exchange rate fluctuations. Our overall international net sales were down 3.5 percent and 4.6 percent for our third quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods last fiscal year due to unfavorable foreign currency exchange rates that decreased net sales by approximately $11 million and $30 million for the third quarter and year-to-date periods of fiscal 2015, respectively.

Our net earnings growth in the third quarter and year-to-date periods of fiscal 2015 was primarily attributable to increased sales and leveraging selling, general, and administrative (“SG&A”) costs over higher sales volumes, partially offset by a decrease in our gross margin rate and an increase in interest expense. Our effective tax rate for the third quarter comparison increased mainly due to a discrete benefit last year that was not duplicated this year. However, our tax rate for the year-to-date comparison decreased mainly due to the retroactive re-enactment of the domestic research tax credit in the first quarter of fiscal 2015 for calendar year 2014. We increased our third quarter cash dividend by 25 percent to $0.25 per share compared to the $0.20 per share quarterly cash dividend paid in the third quarter of fiscal 2014.

Inventory levels increased $56.4 million, or 19.2 percent, as of the end of the third quarter of fiscal 2015 compared to the end of the third quarter of fiscal 2014, mainly due to increased residential segment inventory levels as a result of anticipated strong demand for new products and incremental inventory of $21.9 million from the acquisition of the BOSS business. Receivables as of the end of the third quarter of fiscal 2015 increased $12.2 million, or 5.7 percent, compared to the end of the third quarter of fiscal 2014 as a result of higher sales volumes and incremental receivables from the acquisition of the BOSS business, which was partially offset by a decrease in international receivables due to lower foreign currency exchange rates. Field inventory levels were also up as of the end of the third quarter of fiscal 2015 compared to the end of the third quarter of fiscal 2014 primarily due to strong sales from new product introductions and anticipated retail demand.

Our new multi-year initiative, “Destination PRIME,” begins our journey into our second century. Similar to our previous Destination 2014 initiative, this three-year initiative is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we will strive to achieve our goals by pursuing a progression of annual milestones. Each fiscal year we will set forth organic revenue growth and operating earnings goals, while continuing to focus on the progress we made through our previous initiatives, such as working capital. Our organic revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to less than 13 percent by the end of fiscal 2017. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Net Earnings

Net earnings for the third quarter of fiscal 2015 were $53.3 million, or $0.94 per diluted share, compared to $50.0 million, or $0.87 per diluted share, for the third quarter of fiscal 2014, resulting in a net earnings per diluted share increase of 8.0 percent. The primary factor contributing to our third quarter comparison earnings improvement was leveraging SG&A costs over higher sales volumes, partially offset by an increase in our effective tax rate and higher interest expense. Year-to-date net earnings in fiscal 2015 were $178.0 million, or $3.13 per diluted share, compared to $163.0 million, or $2.82 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 11.0 percent. The primary factors contributing to our earnings improvement for the year-to-date comparison were leveraging SG&A costs over higher sales volumes and a decline in our effective tax rate, somewhat offset by a decrease in gross margin rates and an increase in interest expense. In addition, third quarter and year-to-date fiscal 2015 net earnings per diluted share were benefited by approximately $0.01 per share and $0.05 per share, respectively, compared to the same periods in fiscal 2014, as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.5)	(64.4)	(65.1)	(64.2)
Gross margin	35.5	35.6	34.9	35.8
SG&A expense	(22.5)	(22.9)	(21.2)	(22.0)
Operating earnings	13.0	12.7	13.7	13.8
Interest expense	(0.8)	(0.6)	(0.7)	(0.6)
Other income, net	0.5	0.4	0.4	0.4
Provision for income taxes	(4.0)	(3.7)	(4.1)	(4.3)
Net earnings	8.7%	8.8%	9.3%	9.3%

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2015 were $609.6 million, up 7.4 percent compared to the third quarter of fiscal 2014. For the year-to-date period of fiscal 2015, net sales were $1.9 billion, up 8.6 percent from the same period in the prior fiscal year. Worldwide professional segment net sales were up 9.7 percent and 8.8 percent for the third quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year. The acquisition of the BOSS business added $37.1 million and $82.4 million of net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2015, respectively. Our professional segment sales were also positively impacted by higher shipments of landscape contractor and specialty construction equipment due to increased demand for our innovative product offerings and newly introduced products. Partially offsetting the sales growth in both the third quarter and year-to-date periods of fiscal 2015 compared to the same periods last fiscal year for the professional segment were lower irrigation sales due to unfavorable weather conditions, as well as unfavorable foreign currency exchange rate fluctuations. For the year-to-date period of fiscal 2015 compared to the same period last fiscal year, lower sales of micro-irrigation products, which were primarily due to foreign currency exchange rate changes and continued adverse political and economic conditions in certain key international regions, also partially offset professional segment sales growth.

Residential segment net sales were up 0.1 percent and 8.4 percent for the third quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year. The sales increases in both periods for the residential segment were largely due to higher shipments from strong retail demand for our new platform of zero-turn riding mowers and walk power mowers, as well as expanded product placement for these new innovative products. However, these net sales increases were somewhat offset by a decrease in sales of snow thrower products due to lower pre-season shipments in the third quarter of fiscal 2015 that are expected to ship in the fourth quarter of fiscal 2015, including the introduction of new products. Sales of snow thrower products in Europe also declined due to the lack of snow fall in that region during the past two winter seasons. Additionally, unfavorable foreign currency exchange rate fluctuations hampered sales growth for our residential segment in both the third quarter and year-to-date periods of fiscal 2015.

Net sales for our other segment were up by $4.5 million for the third quarter of fiscal 2015 and $0.8 million for the year-to-date period of fiscal 2015 compared to the same periods last fiscal year due mainly to higher sales volumes driven by strong demand for commercial equipment at our company-owned distribution companies. International net sales were down, by 3.5 percent and 4.6 percent, for the third quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year due to unfavorable foreign currency exchange rate fluctuations. Changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $11 million and $30 million for the third quarter and year-to-date periods of fiscal 2015, respectively. Field inventory levels were up as of the end of the third quarter of fiscal 2015 compared to the end of the third quarter of fiscal 2014 primarily due to strong sales from new product introductions and anticipated retail demand.

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2015 decreased slightly, by 10 basis points, to 35.5 percent compared to 35.6 percent in the third quarter of fiscal 2014 mainly due to unfavorable foreign currency exchange rate fluctuations, partially offset by a higher proportion of professional segment sales that carry higher average gross margins than our residential segment. Gross profit as a percent of net sales for the year-to-date period of fiscal 2015 decreased 90 basis points to 34.9 percent compared to 35.8 percent for the year-to-date period of fiscal 2014. This decrease was also primarily attributable to unfavorable foreign currency exchange rate fluctuations and the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value as a result of the acquisition of the BOSS business.

Selling, General, and Administrative Expense

SG&A expense increased $6.9 million, or 5.3 percent, for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 and increased $18.5 million, or 4.8 percent, for the year-to-date period of fiscal 2015 compared to the year-to-date period of fiscal 2014. As a percentage of net sales, SG&A expense decreased 40 basis points and 80 basis points for the third quarter and year-to-date periods of fiscal 2015, respectively, compared to the same periods in the prior fiscal year. These decreases as a percentage of net sales were largely due to leveraging SG&A expense over higher sales volumes and lower marketing expense, partially offset by incremental SG&A costs from the acquisition of the BOSS business.

Interest Expense

Interest expense for the third quarter and year-to-date periods of fiscal 2015 increased $1.0 million and $3.0 million, respectively, compared to the same periods last fiscal year due to higher levels of debt as a result of borrowings that were used to pay the purchase price for the BOSS business.

Other Income, Net

Other income, net for the third quarter and year-to-date periods of fiscal 2015 increased $0.4 million and $1.3 million, respectively, compared to the same periods last fiscal year primarily due to higher earnings from our equity investment in Red Iron and a decrease in foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2015 was 31.3 percent compared to 29.4 percent in the third quarter of 2014. This increase was mainly due to a discrete tax benefit for a change in tax accounting method in the third quarter of fiscal 2014 that was not duplicated this fiscal year, partially offset by higher earnings in lower tax jurisdictions. The effective tax rate for the year-to-date periods of fiscal 2015 and 2014 was 30.4 percent and 31.7 percent, respectively. The decrease in the effective tax rate for the year-to-date comparison was primarily the result of the benefit in the first quarter of fiscal 2015 for the retroactive re-enactment of the domestic research tax credit for calendar year 2014, as well as higher earnings in lower tax jurisdictions.

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

The following table summarizes net sales by segment:

	Three Months Ended
	July 31,	August 1,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$421,994	$384,678	$37,316	9.7%
Residential	175,977	175,717	260	0.1
Other	11,644	7,145	4,499	63.0
Total*	$609,615	$567,540	$42,075	7.4%

* Includes international sales of:	$136,626	$141,649	$(5,023)	(3.5)%

	Nine Months Ended
	July 31,	August 1,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$1,314,474	$1,208,707	$105,767	8.8%
Residential	578,587	533,664	44,923	8.4
Other	17,007	16,180	827	5.1
Total*	$1,910,068	$1,758,551	$151,517	8.6%

* Includes international sales of:	$474,911	$498,029	$(23,118)	(4.6)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	July 31,	August 1,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$82,253	$74,835	$7,418	9.9%
Residential	20,566	18,698	1,868	10.0
Other	(25,203)	(22,735)	(2,468)	(10.9)
Total	$77,616	$70,798	$6,818	9.6%

	Nine Months Ended
	July 31,	August 1,
(Dollars in thousands)	2015	2014	$ Change	% Change
Professional	$258,727	$244,665	$14,062	5.7%
Residential	69,131	60,654	8,477	14.0
Other	(72,132)	(66,650)	(5,482)	(8.2)
Total	$255,726	$238,669	$17,057	7.1%

Professional

Net Sales. Worldwide net sales for the professional segment in the third quarter and year-to-date periods of fiscal 2015 increased 9.7 percent and 8.8 percent, respectively, compared to the same periods in the prior fiscal year. The acquisition of the BOSS business added $37.1 million and $82.4 million of net sales for the third quarter and year-to-date periods of fiscal 2015, respectively. Sales and demand of landscape contractor equipment were also up for the third quarter and year-to-date periods of fiscal 2015 compared to the same periods last fiscal year as contractors continued to invest capital in our turf management products, including our new product offerings. Professional segment sales were also positively impacted by increased shipments of our specialty construction equipment due to continued growth and demand and the successful introduction of new products. However, irrigation product sales in both the third quarter and year-to-date periods of fiscal 2015 were hampered by unfavorable weather conditions in key markets and unfavorable foreign currency exchange rate fluctuations. In addition, for the year-to-date period of fiscal 2015 compared to the same period last fiscal year, sales of micro-irrigation products were down due to foreign currency exchange rate changes, as well as continued adverse political and economic conditions in certain key international regions.

Operating Earnings. Operating earnings for the professional segment in the third quarter of fiscal 2015 increased 9.9 percent compared to the third quarter of fiscal 2014 due to increased sales volumes. Expressed as a percentage of net sales, professional segment operating margin remained unchanged at 19.5 percent in the third quarter of fiscal 2015 compared to the same period in the prior fiscal year. For the year-to-date period of fiscal 2015, professional segment operating earnings increased 5.7 percent compared to the same period in the prior fiscal year mainly due to higher sales volumes. However, as a percentage of net sales, professional segment operating margin decreased to 19.7 percent for the year-to-date period of fiscal 2015 compared to 20.2 percent in the same period last fiscal year. This decrease was due to lower gross margins primarily from the impact of unfavorable foreign currency exchange rate fluctuations and the purchase accounting impact for the acquisition of the BOSS business, as previously discussed, partially offset by leveraging SG&A costs over higher sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the third quarter and year-to-date periods of fiscal 2015 increased 0.1 percent and 8.4 percent, respectively, compared to the same periods in the prior fiscal year. These sales increases were largely due to higher shipments driven by strong retail demand and additional product placement for our new platform of zero-turn riding mowers. Sales of walk power mowers also increased due to enhanced product placement and increased demand for our new product offerings, including our new all-wheel drive model. However, these net sales increases were somewhat offset by a decrease in sales of snow thrower products due to lower pre-season shipments in the third quarter of fiscal 2015 that are expected to ship in the fourth quarter of fiscal 2015, including the introduction of new products. Sales of snow thrower products in Europe also declined due to the lack of snow fall in that region during the past two winter seasons. Additionally, unfavorable foreign currency exchange rate fluctuations hampered sales growth for our residential segment in both the third quarter and year-to-date periods of fiscal 2015.

Operating Earnings. Operating earnings for the residential segment in the third quarter and year-to-date periods of fiscal 2015 increased 10.0 percent and 14.0 percent, respectively, compared to the same periods in the prior fiscal year. Expressed as a percentage of net sales, residential segment operating margin increased to 11.7 percent from 10.6 percent in the third quarter of fiscal 2014, and fiscal 2015 year-to-date residential segment operating margin increased to 11.9 percent compared to 11.4 percent in the same period last fiscal year. The operating earnings improvement for the third quarter and year-to-date comparisons was largely due to leveraging SG&A costs over higher sales volumes and lower marketing expense, somewhat offset by lower gross margins for the year-to-date comparison mainly due to unfavorable foreign currency exchange rate fluctuations and increased manufacturing expenses.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales for the third quarter and year-to-date periods of fiscal 2015 increased by $4.5 million and $0.8 million, respectively, compared to the same periods in the prior fiscal year. These sales increases were mainly due to higher sales volumes driven by strong demand for commercial equipment at our company-owned distribution companies.

Operating Losses. Operating losses for the other segment in the third quarter and year-to-date periods of fiscal 2015 increased $2.5 million and $5.5 million, respectively, compared to the same periods in the prior fiscal year. The higher operating losses were primarily attributable to an increase in interest expense related to debt issued in connection with the acquisition of the BOSS business and an increase in incentive compensation expense.

FINANCIAL POSITION

Working Capital

During the first nine months of fiscal 2015, we continued to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Inventory levels were up $56.4 million, or 19.2 percent, as of the end of the third quarter of fiscal 2015 compared to the end of the third quarter of fiscal 2014 mainly due to increased residential segment inventory levels as a result of anticipated strong demand for new products and incremental inventory of $21.9 million from the acquisition of the BOSS business. Receivables as of the end of the third quarter of fiscal 2015 also increased by $12.2 million, or 5.7 percent, compared to the end of the third quarter of fiscal 2014 as a result of higher sales volumes and incremental receivables from the acquisition of the BOSS business, which was partially offset by a decrease in international receivables primarily due to lower foreign currency exchange rates. Our average days sales outstanding for receivables decreased to 34.1 days based on sales for the last twelve months ended July 31, 2015, compared to 35.2 days for the twelve months ended August 1, 2014. In addition, accounts payable increased slightly as of the end of our third quarter of fiscal 2015 compared to the end of the third quarter of fiscal 2014 by $1.0 million, or 0.6 percent. Our average net working capital as a percentage of net sales for the twelve months ended July 31, 2015 was 15.9 percent compared to 14.9 percent for the twelve months ended August 1, 2014. This increase was primarily attributable to higher inventory levels, as previously discussed.

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

Our Board of Directors approved a cash dividend of $0.25 per share for the third quarter of fiscal 2015 that was paid on July 13, 2015. This was an increase of 25 percent over our cash dividend of $0.20 per share for the third quarter of fiscal 2014.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2015 increased $3.8 million, or 2.3 percent, compared to the first nine months of fiscal 2014 mainly due to higher net earnings, partially offset by an increase in working capital, as described above. Cash used for investing activities increased $182.4 million during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 due to cash utilized for the acquisition of the BOSS business, partially offset by lower purchases of property, plant, and equipment. Cash used for financing activities for the first nine months of fiscal 2015 increased $17.8 million compared to the first nine months of fiscal 2014 mainly due to repayments of debt and an increase in cash dividends paid on our stock, partially offset by lower amounts of cash utilized for share repurchases.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $11.3 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of July 31, 2015, we had $5.0 million outstanding short-term debt under these lines of credit compared to $1.1 million outstanding short-term debt as of August 1, 2014. As of July 31, 2015, we had $9.7 million of outstanding letters of credit and $146.6 million of unutilized availability under our credit agreements. In addition, we had $0.2 million in short-term debt for certain receivables that we provided recourse to Red Iron as of July 31, 2015.

As of July 31, 2015, we had $381.3 million outstanding in long-term debt that includes $100.0 million in aggregate principal amount of 7.8% debentures due June 15, 2027 and $125.0 million in aggregate principal amount of 6.625% senior notes due July 31, 2037. In late fiscal 2014 as part of our renewed credit facility, we also obtained a $130.0 million term loan for cash required to close the acquisition of the BOSS business early in fiscal 2015. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019. On November 14, 2014, we issued a $30.0 million in aggregate principal note to the former owners of the BOSS business that we acquired.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of July 31, 2015, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of July 31, 2015, and we expect to be in compliance with all covenants during the remainder of fiscal 2015. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2015 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $17.0 million of receivables from us during the first nine months of fiscal 2015. As of July 31, 2015, $8.9 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2015, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid for commodities and components in the first nine months of fiscal 2014. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly lower for the remainder of fiscal 2015 as compared to fiscal 2014. Historically, we have mitigated, and we expect that we would mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2014 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of this standard. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date recently approved by the FASB. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our existing revenue recognition policies and procedures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), which amends certain requirements for determining whether a variable interest entity must be consolidated. The amended guidance will become effective for us commencing in the first quarter of fiscal 2017. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amended guidance will become effective for us commencing in the first quarter of fiscal 2017. Early adoption is permitted. We anticipate the adoption of this guidance will not have a material impact on our consolidated financial position.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This amended guidance requires customers to determine whether or not an arrangement contains a software license element. If the arrangement contains a software element, the related fees paid should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it is accounted for as a service contract. The amended guidance will become effective for us commencing in the first quarter of fiscal 2017. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amended guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The amended guidance will become effective for us commencing in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

No new accounting pronouncement that has been issued but not yet effective for us during the third quarter of fiscal 2015 has had or is expected to have a material impact on our consolidated financial statements.

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

•            Fluctuations in foreign currency exchange rates have already affected our operating results and could continue to result in declines in our reported net sales and net earnings.

•            Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs may adversely affect profit margins and our business. Further, we could experience delays in receiving materials required to manufacture our products and delays in shipping products to our customers, which may adversely affect net sales and operating results.

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

•            We intend to grow our business in part through additional acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, all of which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. In the first quarter of fiscal 2015, we acquired the BOSS business. If this acquisition, previous or future acquisitions do not produce the expected results or if integration into our operations take more time than expected, our business could be harmed. We cannot guarantee previous or future acquisitions, alliances, joint ventures or partnerships will in fact produce any benefits.

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

•            The United States Environmental Protection Agency has adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. Beginning January 1, 2013, such requirements expanded to additional horsepower categories and, accordingly, apply to more of our products. We have implemented plans to achieve substantial compliance with Tier 4 diesel engine emission requirements for most of the horsepower categories affected and are implementing plans for other horsepower categories. These plans are subject to many variables including, among others, the ability of our suppliers to provide compliant engines on a timely basis or our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we cover or partially offset costs related to research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products in the form of price increases to our customers, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise changing customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2015 through 2017. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended July 31, 2015 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.7563	$35,222.7	$990.1	$2,703.1
Buy US dollar/Sell Canadian dollar	1.2008	12,516.2	1,005.1	1,104.1
Buy US dollar/Sell Euro	1.1553	78,953.3	1,818.2	9,444.9
Buy US dollar/Sell British pound	1.5648	21,124.6	(34.9)	726.2
Buy Euro/Sell US dollar	1.0985	7,737.6	—	2,178.9
Buy Mexican peso/Sell US dollar	15.1642	18,464.6	(2,257.2)	(2,051.9)
Buy Euro/Sell Romanian New Leu	4.4167	9,336.7	(288.7)	(243.3)

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. Included in long-term debt is $255.0 million of fixed-rate debt that is not subject to variable interest rate fluctuations and $130.0 million LIBOR-based term loan, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. See our most recently filed Annual Report on Form 10-K (Item 7A Quantitative and Qualitative Disclosures about Market Risk). There has been no material change in this information, except for a note for the principal amount of $30.0 million issued to the former owners of the BOSS business, which was recorded at fair value of $31.2 million.

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our third quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2015 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

May 2, 2015 through May 29, 2015	254,660	$68.22	254,445	1,730,160

May 30, 2015 through June 26, 2015	219,524	68.95	215,594	1,514,566

June 27, 2015 through July 31, 2015	130,247	68.03	129,178	1,385,388

Total	604,431		599,217

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time.

(2)         Includes 4,145 shares of the company’s common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under the company’s amended and restated equity and incentive plan. These 4,145 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

(3)         Includes 1,069 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $68.50 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,069 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2015, filed with the SEC on September 2, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended July 31, 2015 and August 1, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended July 31, 2015 and August 1, 2014, (iii) Condensed Consolidated Balance Sheets as of July 31, 2015, August 1, 2014, and October 31, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three and nine-month periods ended July 31, 2015 and August 1, 2014, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: September 2, 2015	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)