Form 10-K
period 2015-10-31
TORO CO
filed 2015-12-23
CIK 737758

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 1, 2015, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $3.8 billion.

The number of shares of common stock outstanding as of December 11, 2015 was 54,742,172.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders expected to be held March 15, 2016 are incorporated by reference into Part III.

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

   We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. With our acquisition of the BOSS® professional snow and ice management business in the first quarter of fiscal 2015, we also design, manufacture, and market professional snow and ice management products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines over the more than 100 years we have been in business. We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorships, has been combined with our corporate activities and is shown as "Other." Net sales of our three reportable segments accounted for the following percentages of our consolidated net sales for fiscal 2015: Professional, 69 percent; Residential, 30 percent; and Other, 1 percent.

   Our products are advertised and sold at the retail level under the primary trademarks of Toro®, Exmark®, BOSS®, Irritrol®, Hayter®, Pope®, Unique Lighting Systems®, and Lawn-Boy® most of which are registered in the United States and/or in the primary countries outside the United States where we market such products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot, Inc. ("The Home Depot").

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

Professional – We design professional turf, landscape, specialty construction, and agricultural products and market them worldwide through a network of distributors and dealers, as well as directly to government customers, rental companies, and large retailers. With our acquisition of BOSS, we also design and manufacture a broad line of professional snow and ice removal equipment and market them through a network of distributors and dealers. These channel partners then sell our products primarily to professional users engaged in creating and renovating landscapes; irrigating turf and agricultural fields; installing, repairing, and replacing underground utilities; maintaining turf, such as golf courses, sports fields, municipal properties, and residential and commercial landscapes; and managing snow and ice.

Golf Market.   Products for the golf course market include large reel and rotary riding products for fairway, rough, and trim cutting; riding and walking mowers for putting greens and specialty areas; greens rollers; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In fiscal 2015, we introduced the Reelmaster® 5010-H, a fairway mower with a hybrid drive system featuring PowerMatch™ Technology that is designed to deliver power and fuel-efficient performance. In addition, in fiscal 2015, we began offering a new, all-improved, all-season safety cab for the Toro Groundsmaster® with productivity-enhancing features that are intended to provide safety and comfort.

   We also manufacture and market underground irrigation systems for the golf course market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These irrigation systems are designed to use computerized management systems and a variety of other technologies to help customers manage their consumption of water. Several of our golf course sprinklers are equipped with a unique TruJectory™ feature that provides an adjustable angle of nozzle trajectory, as well as enhanced water distribution control. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure and communicate soil moisture, salinity, and temperature through sensors to a user's software. Our R Series™ conversion assemblies enable the upgrade of select competitive sprinklers to our technologies, such as the above-mentioned TruJectory™ or ratcheting riser. Our INFINITY® Series golf course sprinklers with the Smart Access® feature are designed to provide easy access to critical components of the sprinkler without needing to dig. Our popular Lynx® central control system allows superintendents to control the irrigation of their course from a web-enabled device, or via our National Support Network, which provides remote troubleshooting. In 2015, we released Version 4.0 of the Lynx® system which includes features intended to help users ensure that critical operating system data reflects the functionality of the actual pipe and sprinkler hardware in the field.

   Additionally, we manufacture and market Twilight™ golf lighting products that include a collection of LED-powered cup lights and removable lighting fixtures designed to illuminate putting greens during club events or special functions.

Landscape Contractor Equipment Market.   We market products to landscape contractors under the Toro and Exmark brands. Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and turf renovation and tree care equipment. We also offer some products with electronic fuel injection engine options, which provide improved fuel efficiency and lower emissions. In fiscal 2015, we enhanced our line of zero-turn mowers with a suspension system that provides a suspended operator platform and isolates the operator from the rest of the machine. Along with adjustable shocks, this design is intended to reduce impacts, bumps, and vibrations for a more comfortable ride. During fiscal 2015, we introduced a new line of utility terrain vehicles ("UTVs") intended to help with jobs on demanding terrain. In fiscal 2015, we also launched a new stand-on spreader/sprayer for turf application with Lean-to-Steer technology that is intended to allow the operator flexibility to control motion and make adjustments during application.

Sports Fields and Grounds Equipment Market.   Products for the sports fields and grounds market include riding rotary and reel mowers and attachments, aerators, and debris management products, which include versatile debris vacuums, blowers, and sweepers. Other products include infield grooming equipment and multipurpose vehicles, such as the Toro Workman®, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers.

Residential/Commercial Irrigation and Lighting Market.   Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are designed for use in residential and commercial turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electric controllers activate valves and sprinklers in a typical irrigation system. Both the Toro and Irritrol brands have achieved Environmental Protection Agency ("EPA") WaterSense certification for numerous irrigation controller families and models. Our Irritrol Climate Logic® smart device automatically adjusts irrigation system watering times based on real-time weather data from an on-site sensor combined with historical averages, while our award-winning Toro Precision™ Soil Sensor wirelessly transmits soil moisture content to an irrigation controller and signals whether or not watering is needed. Our Precision™ Spray Nozzles & Precision™ Soil Sensor are intended to deliver an optimum precipitation rate and superior distribution uniformity, resulting in the use of less water without affecting the health of landscapes. The EVOLUTION® controller is an intuitive, menu-based controller family that offers computer programming, lighting control, multiple soil sensors, smart add-ons, and downloadable updates through a USB device. The T5 Rotor with RapidSet® technology allows convenient arc adjustment with no tools, as well as a built-in clutch to protect gear damage.

   Our retail irrigation products are designed for homeowner installation and include sprinkler heads, valves, timers, sensors, and drip irrigation systems. The XTRA SMART® ECXTRA™ sprinkler timer and its intuitive, online Scheduling Advisor™ recommends the proper watering schedule based on the local weather, plant type, and sprinkler type.

   We manufacture and market lighting products under the Unique Lighting Systems® brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for residential and commercial landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our irrigation products. The LIGHT LOGIC™ remote control system provides operators with wireless scene control for landscape lighting and can upgrade existing systems with expanded control. In fiscal 2015, we introduced the Elements™ Series outdoor lighting products that offer a blend of high-quality materials and styling to match the natural environment in which it is placed.

Snow and Ice Management Market.   During the first quarter of fiscal 2015, we acquired the BOSS professional snow and ice management business. Products for the snow and ice management market are marketed mainly in North America under the BOSS brand and include snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, all terrain vehicles ("ATVs"), UTVs, skid steers, and front-end loaders. These products are mainly sold through distributors and dealers, who then sell to end-users that primarily are the same customers as those in our landscape contractor and grounds equipment markets, such as contractors, municipalities, and other governmental entities.

Rental and Specialty Construction Market.   Our compact utility loaders are the cornerstone products for our Toro Sitework Systems business, which are designed to improve the efficiency in creation and renovation of landscapes. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes.

   Products for the rental market include compact utility loaders, walk-behind trenchers, stump grinders, and turf renovation products, many of which are also sold to landscape contractors. We also have a line of rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete power tools. In fiscal 2015, we introduced the Dingo® TX 1000, which features a higher operating capacity and greater reach height that allows attachments to clear the side of dumpsters or trucks. We also expanded our masonry lineup with the launch of the UltraMix™ Mortar Mixer, featuring a patented paddle design and symmetrical drum designed to create a smooth mix while reducing mixing time.

Underground Construction Market.   We manufacture a line of directional drills and riding trenchers used to bury utilities underground. These products are used to install water, gas, electric, and telecommunication distribution systems. Our underground products are used by specialty contractors worldwide.

Micro-Irrigation Market.   Products for the micro-irrigation market include products that regulate the flow of water for drip irrigation, including Aqua-Traxx® PBX drip tape, Neptune® flat emitter dripline, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture, mining, and landscape applications. Global food demand and increased water use restrictions have continued to drive the need for more efficient irrigation solutions for agriculture, including our Aqua-Traxx® FC (flow control) drip tape that allows growers to achieve water uniformity while retaining flexibility to adjust system flow rates when needed. In addition to these core products, we offer a full complement of control devices and connection options to complete the system, including a software package used to help design drip irrigation systems. These products are sold mainly through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines.

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

Walk Power Mower Products.   We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. We also offer a line of rear-roller walk power mowers, a design that provides a striped finish, for the United Kingdom market. In fiscal 2015, we introduced the new Toro® Recycler® all-wheel drive lawnmower that delivers power to all four wheels, which is designed to make it easier to climb hills and power through rough terrain. The enhanced traction and maneuverability are paired with Toro's Personal Pace® self-propel system.

Riding Products.   We manufacture and market riding products under the Toro brand name. Riding products primarily consist of zero-turn radius mowers that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Our TimeCutter® SS and TimeCutter® MX zero-turn radius mowers are equipped with our Smart Speed® control system, which is designed to allow the operator to choose different ground speed ranges with the flip of a lever without changing the blade or engine speed. We also sell direct-collect riding mowers that are manufactured and sold in the European market. Many models of our riding products are available with a variety of engines, decks, transmissions, and accessories. In fiscal 2015, we introduced the Toro TimeCutter® SW Series zero-turn radius riding mowers. These new models combine the maneuverability and time-savings of a zero-turn mower with the familiar ease of a steering wheel and speed control pedal. These mowers also feature the SmartPark™ braking system, which sets the parking brake and turns off the cutting blades when the operator steps off the mower, all while keeping the engine running.

Home Solutions Products.   We design and market home solutions products under the Toro and Pope brand names, including yard tools such as electric, gas, and cordless grass trimmers; electric and cordless hedge trimmers; and electric, gas, and cordless blower-vacuums. In Australia, we also design and market garden product offerings, such as underground and hose-end retail irrigation products under the Pope brand name. In fiscal 2015, we introduced the Ultra Blower Vac and UltraPlus Blower Vac, which is three machines in one; a powerful blower, high speed vacuum, and leaf shredder that features a metal impeller and an infinite variable speed air flow.

Snow Thrower Products.   We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models, as well as a range of electric snow thrower models. Single-stage snow throwers are walk behind units with lightweight four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology, and some feature our Quick Shoot™ control system that is designed to enable operators to quickly change snow-throwing direction. Our pivoting scraper is designed to keep the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep and heavy snow. Our two-stage snow throwers include a line of models featuring our patented Anti-Clogging System and Quick Stick® chute control technology. Our electric snow throwers are lightweight and ideal for clearing up to six inches of snow from decks, steps, sidewalks, and small driveways. In fiscal 2015, we introduced the Toro SnowMaster™ snow thrower, which features auger technology designed to increase efficiency by clearing more snow per minute.

Financial Information about International Operations and Business Segments

We currently manufacture our products in the United States ("U.S."), Mexico, Australia, the United Kingdom, Italy, Romania, and China for sale throughout the world. We maintain sales offices in the United States, Belgium, the United Kingdom, Australia, Singapore, Japan, China, Italy, Korea, and Germany. New product development is pursued primarily in the United States. Our net sales outside the U.S. were 25.5 percent, 28.7 percent, and 30.1 percent of total consolidated net sales for fiscal 2015, 2014, and 2013, respectively.

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

   Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $73.6 million (3.1 percent of net sales) in fiscal 2015, $69.7 million (3.2 percent of net sales) in fiscal 2014, and $64.6 million (3.2 percent of net sales) in fiscal 2013.

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

   We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed, to adjust for market demand. Capital expenditures for fiscal 2016 are planned to be approximately $70 million as we continue the renovation of our original corporate facility located in Bloomington, Minnesota to accommodate additional expansion needs for our product development and test capacities. Additionally, we plan to invest in new product tooling, new technology in production processes and equipment, replacement production equipment, and investments in new and existing facilities.

Raw Materials

We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. During fiscal 2015, we experienced slightly lower average commodity prices compared to the average prices paid for commodities in fiscal 2014. We anticipate commodity prices in fiscal 2016 to be equivalent to average prices paid for commodities during fiscal 2015. Historically, we have mitigated, and we currently expect that we would mitigate, commodity cost increases, if any, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

   Most of the raw materials and components used in our products are affected by commodity cost pressures, are commercially available from a number of sources, and are in adequate supply. However, certain of our components are sourced from single suppliers. In fiscal 2015, we experienced no significant work stoppages because of shortages of raw materials or commodities. The highest raw material and component costs are generally for steel, engines, hydraulic components, transmissions, plastic resin, and electric motors, all of which we purchase from several suppliers around the world.

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

   We regularly review certain patents issued by the United States Patent and Trademark Office ("USPTO") and international patent offices to help avoid potential liability with respect to others' patents. Additionally, we periodically review competitors' products to prevent possible infringement of our patents by others. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases where we are asserting our patents against competitors and defending against patent infringement assertions by others. Such cases are at varying stages in the litigation process.

   Similarly, we periodically monitor various trademark registers and the market to prevent infringement of and damage to our trademarks by others. From time to time, we are involved in trademark oppositions where we are asserting our trademarks against third parties who are attempting to establish rights in trademarks that are confusingly similar to ours. We believe these activities help minimize risk of harm to our trademarks, and help maintain distinct products and services that we believe are well regarded in the marketplace.

Seasonality

Sales of our residential products, which accounted for 30 percent of total consolidated net sales in fiscal 2015, are seasonal, with sales of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Sales of snow thrower products occur primarily between July and January, depending upon prior season snow falls, preseason demand, and product availability. Opposite seasons in global markets in which we sell our products somewhat moderate this seasonality of our residential product sales. Seasonality of professional product sales also exists but is tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere continue for a longer portion of the year than in Northern regions of the world. The addition of the BOSS business added a portfolio of counter-seasonal products to our professional segment with our sales of snowplows and salt and sand spreaders occurring primarily between April and December, which also resulted in a greater variability of sales volumes due to dependency on snow falls for these products.

   Overall, our worldwide sales levels are historically highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase between January and April because of higher sales volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash balances, cash flows from operations, and short-term borrowings under our credit facilities.

   The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year.

	Fiscal 2015		Fiscal 2014
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings

First	20%	15%	21%	15%
Second	35	47	34	50
Third	25	26	26	29
Fourth	20	12	19	6

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

Working Capital

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production; replacement parts inventory; payroll and other administrative costs; capital expenditures; establishment of new facilities; expansion, renovation, and upgrading of existing facilities; as well as for financing receivables from customers that are not financed with Red Iron Acceptance, LLC ("Red Iron"), our joint venture with TCF Inventory Finance, Inc. ("TCFIF"). We fund our operations through a combination of cash and cash equivalents, cash flows from operations, short-term borrowings under our credit facilities, and long-term debt. Cash management is centralized, and intercompany financing is used, wherever possible, to provide working capital to wholly owned subsidiaries as needed. In addition, our credit facilities are available for additional working capital needs, acquisitions, or other investment opportunities.

Distribution and Marketing

We market the majority of our products through approximately 35 domestic and 110 international distributors, as well as a large number of outdoor power equipment dealers, irrigation dealers and distributors, hardware retailers, home centers, and mass retailers in more than 90 countries worldwide. We also added an extensive distribution network mainly in North America with our acquisition of the BOSS professional snow and ice management business.

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

   During fiscal 2015, we owned two domestic distribution companies. Our primary purposes in owning domestic distributorships are to facilitate ownership transfers while improving operations and to test and deploy new strategies and business practices that could be replicated by our independent distributors. On November 27, 2015, in our first quarter of fiscal 2016, we completed the sale of our Northwestern U.S. distribution company.

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

   Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, BOSS®, Irritrol®, Hayter®, Pope®, Unique Lighting Systems®, and Lawn-Boy® products.

   Across our brands, we market our professional and residential products during the appropriate season through multiple channels, including television, radio, print, direct mail, email, digital and online media, and social media. Most of our advertising and marketing efforts emphasize our brands, products, features, and other valuable trademarks. Advertising is purchased by us, through our agency partners, as well as through cooperative programs with distributors, dealers, and retailers.

Customers

Overall, we believe that in the long-term we are not dependent on any single customer; however, the Residential segment of our business is dependent on The Home Depot as a customer, which accounted for approximately 11 percent of our total consolidated gross sales in fiscal 2015 and 2014. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Backlog of Orders

Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our fiscal 2016 net sales. The approximate backlog of orders as of October 31, 2015 and 2014 was $106.7 million and $136.5 million, respectively, a decrease of 21.9 percent. This decrease was primarily due to strong orders as of the end of last fiscal year for our professional segment products subject to the continued phase-in of Tier 4 diesel engine emission requirements before we implemented price increases for products subject to these regulations, and such orders were not repeated this fiscal year. We expect the existing backlog of orders will be filled in early fiscal 2016.

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

   Internationally, our residential segment products face more competition because many foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support, as needed, to foreign customers to remain competitive in international markets.

Environmental Matters and Other Governmental Regulation

We are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air and discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The United States EPA, the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, the EPA adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. China also has similar regulations, and similar emission regulations are also being considered in other markets in which we sell our products, such as the European Union ("EU").
•
The United States federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the EU and each of its member states, have implemented one or more of the following: (i) product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including the Waste Electrical and Electronic Equipment ("WEEE") directive, which mandates the labeling, collection, and disposal of specified waste electrical and electronic equipment; (ii) the Restriction on the use of Hazardous Substances ("RoHS") directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment; (iii) the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") directive or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (iv) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (v) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; and (vi) outdoor noise laws, which are intended to reduce noise emissions in the environment from outdoor equipment.
•
Our products, when used by residential customers, may be subject to various federal, state, and international laws, rules, and regulations that are designed to protect consumers, including rules and regulations of the United States Consumer Product Safety Commission.

   Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business. Such laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, may require us to modify our products, may adversely affect the price of or demand for some of our products, and may ultimately affect the way we conduct our operations. Failure to comply with these current or future laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, or the sale of our products in, one or more jurisdictions until compliance is achieved.

   We are also involved in the evaluation and clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our consolidated financial position or results of operations.

Customer Financing

Wholesale Financing.   We are party to a joint venture with TCFIF, a subsidiary of TCF National Bank, established as Red Iron. The purpose of Red Iron is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and select distributors of our products in Canada. Under a separate arrangement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of our products in Canada. In late fiscal 2015, Red Iron also began providing inventory financing to a majority of our BOSS distributors and dealers. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.

   We continue to provide financing in the form of open account terms directly to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; micro-irrigation dealers and distributors; government customers; rental companies; and a limited number of BOSS dealers. Some independent international dealers continue to finance their products with third party sources.

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

Distributor Financing.   Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions. As of October 31, 2015, we had an outstanding note receivable from one distributor company in the aggregate amount of $1.0 million.

Employees

During fiscal 2015, we employed an average of 6,682 employees. The total number of employees as of October 31, 2015 was 6,874. We consider our employee relations to be good. As of October 31, 2015, four collective bargaining agreements, including a new agreement we entered into during fiscal 2015 as a result of the acquisition of the BOSS business, each expire in October 2016, October 2017, March 2018, and May 2018, and cover approximately 18 percent of our total employees.

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

   Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The most significant factors known to us that could materially adversely affect our business, reputation, operations, industry, financial position, or future financial performance are described below in Part I, Item 1A, "Risk Factors." We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this report, including in Part I, Item 1A, "Risk Factors," as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this report, including in Part I, Item 1A, "Risk Factors," are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.

   We undertake no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file with or furnish to the SEC.

ITEM 1A.   RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial condition, or future financial performance.

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

Fluctuations in foreign currency exchange rates could continue to result in declines in our reported net sales and net earnings.

Because the functional currency of most of our foreign operations is the applicable local currency, and because our financial reporting currency is the U.S. dollar, preparation of our consolidated financial statements requires that we translate the assets, liabilities, expenses, and revenues of our foreign operations into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, as well as sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates and have already affected our operating results and could continue to result in declines in our reported net sales and net earnings. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker dollar and peso generally have a positive effect. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our consolidated financial statements between reporting periods. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure from foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, a number of financial institutions similar to those that serve as counterparties to our foreign exchange contracts were adversely affected by unprecedented distress in the worldwide credit markets during the past few years. The failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

Increases in the cost of raw materials and components that we purchase and/or increases in our other costs of doing business, such as transportation costs, may adversely affect our profit margins and businesses.

We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, increases in the cost of such raw materials and components and parts may adversely affect our profit margins if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. In addition, increases in other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses. Historically, we have mitigated cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. However, we may not be able to fully offset such increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.

Disruption in the availability of raw materials and components used in our products may adversely affect our business.

Although most of the raw materials and components used in our products are generally commercially available from a number of sources and in adequate supply, certain components are sourced from single suppliers. Any disruption in the availability of raw materials and components used in our products, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers, could adversely affect our business.

Our professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; acceptance of and demand for micro-irrigation solutions for agricultural markets; the integration of the BOSS business into our professional segment; the demand for our products in the rental and specialty construction market; the availability of cash or credit to professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

Our professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Accordingly, our professional segment net sales are impacted by golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; acceptance of and demand for micro-irrigation solutions for agricultural markets; the integration of the BOSS business into our professional segment; the demand for our products in the rental and specialty construction market; the level of residential and commercial construction; availability of cash or credit on acceptable terms to finance new product purchases; and the amount of government spending for new grounds maintenance equipment. Among other things, any one or a combination of the following factors could have an adverse effect on our professional segment net sales:

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
•
a decline in acceptance of and demand for micro-irrigation solutions for agricultural markets and our products in the rental and specialty construction market; and
•
reduced tax revenue, increased governmental expenses in other areas, tighter government budgets and government deficits, generally resulting in reduced government spending for grounds maintenance equipment.

Our residential segment net sales are dependent upon consumers buying our residential segment products at dealers, mass retailers, and home centers, such as The Home Depot, Inc., the amount of product placement at mass retailers and home centers; consumer confidence and spending levels, and changing buying patterns of customers.

The elimination or reduction of shelf space assigned to our residential products or other changes to the placement of our products by mass retailers and home centers, such as The Home Depot, could adversely affect our residential segment net sales. Our residential segment net sales also are dependent upon buying patterns of customers. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points than dealers, we have experienced increased demand and sales of our residential segment products purchased at mass retailers and home centers. The Home Depot is a substantial customer of ours, which accounted for approximately 10 to 11 percent of our total consolidated gross sales in each of fiscal 2015, 2014, and 2013. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to maintain adequate product placement at retailers and home centers or our inability to respond to future changes in buying patterns of customers or new distribution channels could have a material adverse impact on our business and operating results. Changing buying patterns of customers could also result in reduced sales of one or more of our residential segment products, resulting in increased inventory levels.

Changes in our product mix impact our financial performance, including profit margins and net earnings.

Our professional segment products generally have higher profit margins than our residential segment products. Our financial performance, including our profit margins and net earnings, can be impacted depending on the mix of products we sell during a given period. For example, if we experience lower sales of our professional segment products that generally carry higher profit margins than our residential segment products, our financial performance, including profit margins and net earnings, could be negatively impacted.

We intend to grow our business through acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, which could be risky and may harm our business, reputation, financial condition, and operating results.

One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that add value while supplementing our existing brands and product portfolio. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, such as our acquisition of the BOSS business, or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Such acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

•
diversion of management's attention;
•
disruption to our existing operations and plans;
•
inability to effectively manage our expanded operations;
•
difficulties or delays in integrating and assimilating information and financial systems, operations, and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;

•
inability to successfully integrate or develop a distribution channel for acquired product lines;
•
potential loss of key employees, customers, distributors, or dealers of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;
•
delays or challenges in transitioning distributors and dealers of acquired businesses to using our Red Iron financing joint venture with TCFIF;
•
violation of any non-compete agreement by any key employee of an acquired business;
•
adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation models;
•
reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;
•
failure by acquired businesses or other business ventures to comply with applicable international, federal, and state product safety or other regulatory standards;
•
infringement by acquired businesses or other business venture of intellectual property rights of others;
•
inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture, and an inability to recover or manage such liabilities and costs; and
•
incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

   In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business venture or multiple transactions within a relatively short period of time.

If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.

Our ability to manage our inventory levels to meet our customer's demand for our products is important for our business. For example, our residential lawn and garden products are generally manufactured throughout the year and our residential snow thrower products are manufactured in the summer and fall months but may be extended into the winter months, depending upon demand. However, our production levels and inventory management goals for our residential segment products are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales or working capital, hinder our ability to meet customer demand, or cause us to incur excess and obsolete inventory charges.

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

We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, and China for sale throughout the world. We maintain sales offices in the United States, Belgium, the United Kingdom, Australia, Singapore, Japan, China, Italy, Korea, and Germany. Our net sales outside the U.S. were 25.5 percent, 28.7 percent, and 30.1 percent of our total consolidated net sales for fiscal 2015, 2014, and 2013, respectively. International markets have been, and will continue to be, a focus for us for revenue growth. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we manufacture or sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, including drug cartel-related violence, which may disrupt our production activities and maquiladora operations based in Juarez, Mexico. Our international operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•
increased costs of customizing products for foreign countries;
•
difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;
•
the imposition of additional U.S. and foreign governmental controls or regulations; new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;
•
the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit our business with the sanctioned country, company, person, or entity;
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

   Our international operations may not produce desired levels of net sales or, among other things one or more of the factors listed above may harm our business and operating results. Any material decrease in our international sales or profitability could also adversely impact our operating results.

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

We currently manufacture most of our products at ten locations in the U.S., two locations in Mexico, and one location in each of Australia, Italy, the United Kingdom, Romania, and China. We also have several locations that serve as distribution centers, warehouses, test labs, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. These facilities may be affected by natural or man-made disasters and other external events, including drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities, including a work slowdown, strike, or similar action at any one of our facilities operating under a collective bargaining agreement, or the failure to renew or enter into new collective bargaining agreements, including four that each expire in October 2016, October 2017, March 2018, and May 2018, could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

   Our operating results may also be adversely affected if we are unable to cost-effectively open and manage new manufacturing and distribution facilities, and move production between such facilities as needed from time to time. For example, if our micro-irrigation facility in China, which was acquired and opened in order to support anticipated growth of our micro-irrigation business and enable future capacity expansion, does not produce the anticipated manufacturing or operational efficiencies, or if the micro-irrigation products produced at this facility are not accepted into new geographic markets at expected levels, we may not recover our investment in the new facility and our operating results may be adversely affected.

Our production employee population fluctuates during the year, with an increase in the number of our production employees, some of which may be new to our manufacturing processes, during periods of peak manufacturing activity and any failure by such production employees to adequately perform their jobs or our inability to properly train such production employees could adversely affect our business, operating results, and reputation.

Our production employee population fluctuations during the year. In order to adequately staff our manufacturing operations, our production employee population increases during periods of peak manufacturing activity. Production employees that we hire during such periods of peak manufacturing activity may not have the same level of training, competency, experience, or commitment as our other production employees. In addition, from time to time, we may not have access to a sufficient number of experienced and competent production employees on a cost-effective basis. If we are unable to adequately staff our manufacturing operations, particularly during periods of peak manufacturing activity, if our production employees are not adequately trained or do not adhere to protocols we have established to create a safe workplace, our business, operating results, and reputation could suffer.

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

Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things; climate change; emissions to air and discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. In addition, our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that, while not having a direct impact on our products or operations, may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase or, (ii) new, recently enacted, or revised healthcare laws or regulations, such as the Patient Protection and Affordable Care Act, which may cause us to incur higher employee healthcare and related costs. Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to regulatory compliance that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate which may adversely affect market demand for our products and, ultimately, our net sales and financial results.

Increasingly stringent engine emission regulations could impact our ability to sell certain of our products into the market and appropriately price certain of our products, which could negatively affect our competitive position and financial results.

The EPA adopted increasingly stringent engine emission regulations, including Tier 4 emission requirements applicable to diesel engines in specified horsepower ranges that are used in some of our products. We have implemented plans to achieve substantial compliance with Tier 4 diesel engine emission requirements for most of the horsepower categories affected and are implementing plans for other horsepower categories as other Tier 4 products are phased in. These plans are subject to many variables including, among others, the ability of our suppliers to provide compliant engines on a timely basis or our ability to meet our production schedule. If we are unable to successfully execute such plans, our ability to sell our products into the market may be inhibited, which could adversely affect our competitive position and financial results. To the extent in which we cover or partially offset costs related to research, development, engineering, and other expenses to design Tier 4 diesel engine compliant products in the form of price increases to our customers, we may experience lower market demand for our products that may, ultimately, adversely affect our profit margins, net sales, and overall financial results. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance, or otherwise changing customer preferences and buying patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, adversely affect our net sales, profit margins, and overall financial results.

Climate change and climate change regulations may adversely impact our operations.

There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. We are currently subject to rules limiting emissions and other climate related rules and regulations in certain jurisdictions where we operate. In addition, we may become subject to additional legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators, regulators, and non-governmental organizations, are considering ways to reduce GHG emissions. Foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.

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

The manufacture, sale, and use of our products expose us to significant risks associated with product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, reputation, and operating results. Product defects can occur through our own product development, design, and manufacturing processes or through our reliance on third parties for certain component design and manufacturing activities. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified, such as unanticipated use of our products, may give rise to product liability claims. Additionally, we could experience a material design, testing, or manufacturing failure in our products, a quality system failure, failures in our products and other challenges that are associated with our inability to properly manage changes in the suppliers and components that we use in our products, insufficient testing procedures, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality problems in the development and production of new and existing products could also result in loss of market share, reduced sales, rework costs, and higher warranty expense.

   We are also subject to other litigation from time to time that could adversely affect our business, reputation, operating results or financial condition.

If we are unable to retain our key employees, and attract and retain other qualified personnel, we may not be able to meet strategic objectives and our business could suffer.

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of services of any of our key personnel, the inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

As a result of our Red Iron Acceptance LLC financing joint venture with TCFIF, we are dependent upon the joint venture to provide competitive inventory financing programs, including floor plan and open account receivable financing, to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by the joint venture, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to this financing platform, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

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

   The availability of financing from our joint venture or otherwise will be affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect TCFIF, as the majority owner of the joint venture and a subsidiary of TCF National Bank, a national banking association. Any material change in the availability or terms of credit offered to our customers by the joint venture, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to this financing platform, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our sales and operating results.

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

We cannot assure you that we will be able to comply with all of the terms of our credit arrangements and indentures, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 6.625% senior notes, 7.800% debentures, term loan, and any amounts outstanding under our revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit arrangements. If our credit rating falls below investment grade and/or our average debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our credit arrangements would increase, which could adversely affect our operating results.

We are expanding and renovating our corporate facilities and could experience disruptions to our operations in connection with such efforts.

We are expanding and renovating our corporate facilities, driven by our need to expand the space available for our product development and test capacities, as well as our need for additional information technology and office space. These expansion efforts included the construction of a new corporate facility that was completed in fiscal 2014, and we are renovating our original corporate facility located in Bloomington, Minnesota to accommodate expansion needs of our product development and test capacities. We financed, and expect to continue to finance, such efforts with cash on hand and cash from operating activities. The expansion and renovation of our corporate facilities entails risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

As of October 31, 2015, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 6.3 million square feet of space worldwide. We also had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 70 acres of land in Minnesota utilized as a testing and storage facility, and 21 acres of land in California used as a testing site. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition. Management believes we have sufficient manufacturing capacity for fiscal 2016, although strategies for future operational growth are currently being assessed. We are expanding and renovating our corporate facilities located in Bloomington, Minnesota, which included the construction of a 75,000 square foot facility that was completed in fiscal 2014 and renovation of our original corporate facility that began in fiscal 2015 to accommodate additional expansion needs for our product development and test capacities. Our significant facilities are listed below by location, ownership, and function as of October 31, 2015:

Location	Ownership	Products Manufactured / Use

Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test lab
El Paso, TX	Owned/Leased	Components for professional and residential products, warehouse and distribution center
Ankeny, IA	Leased	Residential and professional distribution center
Juarez, Mexico	Leased	Professional and residential products
Plymouth, WI	Owned	Professional and residential parts distribution center
Tomah, WI	Owned/Leased	Professional products and distribution center
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Beatrice, NE	Owned/Leased	Professional products, test facility, and office
Iron Mountain, MI	Owned	Professional products, distribution facility, and office
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Xiamen City, China	Leased	Professional products, distribution center, and office
Braeside, Australia	Leased	Distribution center, service area, and office
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Ploiesti, Romania	Owned	Professional products, distribution center, test lab, and office
Shakopee, MN	Owned	Components for professional and residential products
Beverley, Australia	Owned	Professional products, distribution center, service area, and office
Baraboo, WI	Leased	Professional and residential distribution center
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center, test lab, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
Capena, Italy	Leased	Distribution center
Fresno, CA	Leased	Professional products warehouse
Sanford, FL	Leased	Professional products and distribution center
Kent, WA	Leased	Distribution facility, service area, and office
Fiano Romano, Italy	Owned/Leased	Professional products, distribution center, and office
St. Louis, MO	Leased	Distribution facility, service area, and office
Oevel, Belgium	Owned	Distribution center, service area, and office
Abilene, TX	Leased	Office, professional products, and service center

ITEM 3.   LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation, administrative, and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.

   For a description of our material legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements under the heading "Commitments and Contingent Liabilities – Litigation" included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 16, 2015, as well as other positions held by them for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position with the Company	Business Experience during the Last Five or More Years

Michael J. Hoffman 60, Chairman of the Board and Chief Executive Officer	Chairman of the Board since March 2006 and Chief Executive Officer since March 2005. He served as President from October 2004 to September 2015.

Richard M. Olson 51, President and Chief Operating Officer	President and Chief Operating Officer since September 2015. From June 2014 to August 2015, he served as Group Vice President, International Business, Global Micro-Irrigation Business, and Distributor Development. From March 2013 to May 2014, he served as Vice President, International Business. From March 2012 to March 2013, he served as Vice President, Exmark. From September 2010 to March 2012, he served as General Manager, Exmark.

David H. Alkire 53, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since November 2014. From June 2012 to October 2014, he served as General Manager, Residential and Landscape Contractor Businesses. From March 2011 to May 2012, he served as Director of Sourcing. From November 2004 to February 2011, he served as Director of Marketing, Residential Business.

Judy L. Altmaier 54, Vice President, Exmark	Vice President, Exmark since June 2013. From October 2011 to June 2013, she served as Vice President, Operations and Quality Management. From October 2009 to October 2011, she served as Vice President, Operations.

William E. Brown, Jr. 54, Group Vice President, Commercial and Irrigation Businesses	Group Vice President, Commercial and Irrigation Businesses since March 2013. He also assumed responsibility of the BOSS business in November 2014. From March 2012 to March 2013, he served as Group Vice President, International and Commercial Businesses. From August 2010 to March 2012, he served as Vice President, International Business.

David J. Brule II 47, President, BOSS	President, BOSS since November 2014. From 1997 to November 2014, he served as President, BOSS Snowplow Division, Corporate Secretary, Treasurer and Director of Northern Star Industries, Inc., a privately held relay and control panel manufacturer and previous owner of BOSS.

Philip A. Burkart 53, Vice President, Irrigation and Lighting Businesses	Vice President, Irrigation and Lighting Businesses since January 2011. From November 2006 to December 2010, he served as Vice President, Irrigation Business.

Amy E. Dahl 41, Vice President, Human Resources	Vice President, Human Resources since April 2015. From June 2013 to March 2015, she served as Managing Director, Corporate Communications and Investor Relations. From July 2012 to June 2013, she served as Assistant General Counsel and Assistant Secretary. From November 2008 to July 2012, she served as Director, Corporate Counsel.

Timothy P. Dordell 53, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007.

Michael D. Drazan 58, Vice President, Global Micro-Irrigation Business	Vice President, Global Micro-Irrigation Business since March 2012. From February 2009 to March 2012, he served as Vice President, Contractor Business and Chief Information Officer, which included responsibility for our Exmark and Sitework Systems Businesses and our Information Services function. In September 2010, he also assumed responsibility for our Micro-Irrigation Business and Corporate Accounts.

Blake M. Grams 48, Vice President, Global Operations	Vice President, Global Operations since June 2013. From December 2008 to June 2013, he served as Vice President, Corporate Controller.

Michael J. Happe 44, Group Vice President, Residential and Contractor Businesses	Group Vice President, Residential and Contractor Businesses since March 2012, which includes responsibility for our Residential and Landscape Contractor – Toro, Exmark, and Sitework Systems businesses. From August 2010 to March 2012, he served as Vice President, Residential and Landscape Contractor Businesses. On December 16, 2015, Mr. Happe provided the company with notice of his resignation, which is effective January 1, 2016. Mr. Happe is leaving the company to become President and CEO, and a member of the board of directors, of Winnebago Industries, Inc. (NYSE: WGO).

Thomas J. Larson 58, Vice President, Corporate Controller	Vice President, Corporate Controller since June 2013. From December 2008 to June 2013, he served as Vice President, Treasurer. He retained the office of Treasurer until July 2013.

Renee J. Peterson 54, Vice President, Treasurer and Chief Financial Officer	Vice President, Treasurer and Chief Financial Officer since July 2013. From August 2011 to July 2013, she served as Vice President, Finance and Chief Financial Officer. In March 2012, she also assumed responsibility for our Information Services function. From July 2009 to August 2011, she served as Vice President – Finance and Planning for the Truck and Automotive Segments of Eaton Corporation, a diversified industrial manufacturer.

Darren L. Redetzke 51, Vice President, International Business	Vice President, International Business since April 2015. From August 2010 to April 2015, he served as Vice President, Commercial Business.

Kurt D. Svendsen 49, Vice President, Information Services	Vice President, Information Services since June 2013. From September 2011 to June 2013, he served as Managing Director, Corporate Communications and Investor Relations. From August 2010 to September 2011, he served as Director, Investor and Public Relations.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for our common stock and cash dividends paid for each of the quarterly periods for fiscal 2015 and 2014 were as follows:

Fiscal year ended October 31, 2015	First	Second	Third	Fourth

Market price per share of common stock
High sales price	$67.47	$70.28	$70.59	$75.83
Low sales price	60.20	64.62	66.03	66.55
Last sales price	64.91	67.90	68.33	75.27
Cash dividends per share of common stock[1]	0.25	0.25	0.25	0.25

Fiscal year ended October 31, 2014	First	Second	Third	Fourth

Market price per share of common stock
High sales price	$65.31	$67.35	$66.30	$63.19
Low sales price	56.96	61.48	58.91	55.77
Last sales price	63.36	64.33	59.16	61.73
Cash dividends per share of common stock[1]	0.20	0.20	0.20	0.20

1
Future cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

Common Stock – 175,000,000 shares authorized, $1.00 par value, as of October 31, 2015 and 2014. 54,650,916 and 55,678,419 shares outstanding as of October 31, 2015 and 2014, respectively.

Preferred Stock – 1,000,000 voting shares and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.

Shareholders – As of December 11, 2015, we had approximately 3,298 shareholders of record.

Purchases of Equity Securities – The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2015.

Period	Total Number of Shares Purchased[1,2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]

August 1, 2015 through August 28, 2015	42,200	$68.60	42,200	1,343,188
August 29, 2015 through September 25, 2015	100,739	70.79	100,739	1,242,449
September 26, 2015 through October 31, 2015	84,122	71.52	83,135	1,159,314

Total	227,061	$70.65	226,074

1
On December 11, 2012, our Board of Directors authorized the repurchase of 5,000,000 shares of our common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by our Board of Directors at any time.
2
Includes 987 units (shares) of our common stock purchased in open-market transactions at an average price of $74.39 per share on behalf of a rabbi trust formed to pay benefit obligations to participants in deferred compensation plans. These 987 shares were not repurchased under our repurchase program, described in footnote 1 above.

On December 3, 2015, our Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of our common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by our Board of Directors at any time.

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

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2010 through October 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index,
and a Peer Group

                          *$100 invested on 10/31/2010 in stock or index, including reinvestment of dividends.

                          Fiscal year ending October 31.

Fiscal year ending October 31	2010	2011	2012	2013	2014	2015

The Toro Company	$100.00	$96.53	$152.76	$215.81	$228.94	$283.32
S&P 500	100.00	108.09	124.52	158.36	185.71	195.37
Peer Group	100.00	108.77	116.67	144.64	161.55	141.26

The industry peer group is based on the companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and currently includes: AGCO Corporation, The Alpine Group, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Inc., Deere & Company, Dover Corporation, Flowserve Corporation, General Cable Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology, ITT Corporation, Kennametal Inc., Lennox International Inc., NACCO Industries, Inc., Parker-Hannifin Corporation, Pentair Ltd., Snap-On Inc., Teleflex Inc., Terex Corporation, The Timken Company, and Walter Energy Inc. The following two companies previously included in the peer group have been eliminated from the peer group entirely due to their acquisition during fiscal 2015: Pall Corporation and Tecumseh Products Company.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2015. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data) Fiscal years ended October 31	2015[1]	2014	2013	2012	2011

OPERATING RESULTS:
Net sales	$2,390,875	$2,172,691	$2,041,431	$1,958,690	$1,883,953
Net sales growth from prior year	10.0%	6.4%	4.2%	4.0%	11.5%
Gross profit as a percentage of net sales	35.0%	35.6%	35.5%	34.4%	33.8%
Selling, general, and administrative expense as a percentage of net sales	22.5%	23.5%	24.2%	23.9%	24.0%
Operating earnings	$299,114	$263,157	$230,662	$205,613	$184,487
As a percentage of net sales	12.5%	12.1%	11.3%	10.5%	9.8%
Net earnings	$201,591	$173,870	$154,845	$129,541	$117,658
As a percentage of net sales	8.4%	8.0%	7.6%	6.6%	6.2%
Basic net earnings per share[2]	$3.63	$3.09	$2.67	$2.18	$1.88
Diluted net earnings per share[2]	3.55	3.02	2.62	2.14	1.85
Return on average stockholders' equity	44.7%	45.3%	46.1%	44.7%	43.4%
SUMMARY OF FINANCIAL POSITION:
Total assets	$1,303,658	$1,192,415	$1,002,748	$935,199	$870,663
Average net working capital as a percentage of net sales[3]	16.0%	15.1%	16.6%	15.2%	15.0%
Long-term debt, including current portion	$377,952	$353,956	$223,544	$225,340	$227,156
Stockholders' equity	462,165	408,727	358,738	312,402	266,767
Debt-to-capitalization ratio	45.0%	47.8%	38.4%	41.9%	46.0%
CASH FLOW DATA:
Cash provided by operating activities	$236,869	$182,365	$221,876	$185,798	$113,877
Repurchases of Toro common stock	106,964	103,039	99,587	93,395	129,955
Cash dividends per share of Toro common stock[2]	1.00	0.80	0.56	0.44	0.40
OTHER STATISTICAL DATA:
Market price range –
High sales price[2]	$75.83	$67.35	$59.50	$42.36	$34.22
Low sales price[2]	60.20	55.77	40.25	25.89	22.53
Average number of employees	6,682	5,979	5,002	5,066	4,947

1
The company's consolidated financial statements include results of the BOSS business from November 14, 2014, the date of acquisition.
2
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

Summary of Fiscal 2015 Results

In fiscal 2015, we achieved record net sales of $2,390.9 million and net earnings growth of 15.9 percent. Our fiscal 2015 results included the following items of significance:

•
On November 14, 2014, during the first quarter of fiscal 2015, we acquired substantially all of the assets of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. BOSS designs, manufactures, markets, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, ATVs, UTVs, skid steers, and front-end loaders. Through this acquisition, we added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products.
•
Net sales for fiscal 2015 increased by 10.0 percent compared to fiscal 2014 to a record of $2,390.9 million. The acquisition of the BOSS business resulted in incremental net sales of $128.5 million for fiscal 2015. Additionally, the sales increase was primarily attributable to the successful introduction of new and enhanced products and increased sales of landscape contractor equipment and specialty construction products, partially offset by lower irrigation product sales. Unfavorable foreign currency exchange rate fluctuations decreased our net sales by approximately $47 million for fiscal 2015.
•
Professional segment net sales, which represented 69 percent of our total consolidated net sales in fiscal 2015, grew 11.0 percent in fiscal 2015 compared to fiscal 2014. The acquisition of the BOSS business resulted in incremental net sales of $128.5 million for fiscal 2015 for the professional segment. Shipments also increased due to the successful introduction of new and enhanced products, and continued growth and demand for our landscape contractor and specialty equipment products. However, sales of irrigation products were down primarily due to unfavorable weather conditions in key markets.
•
Our residential segment net sales increased 7.9 percent in fiscal 2015 compared to fiscal 2014 primarily due to strong shipments and demand for our newly introduced zero-turn radius riding and walk power mower products and expanded product placement. However, residential segment net sales in Australia were down due to unfavorable foreign currency exchange rate changes.
•
International net sales for fiscal 2015 decreased by 1.9 percent compared to fiscal 2014 due to changes in foreign currency exchange rates that reduced our total net sales by approximately $47 million in fiscal 2015. International net sales comprised 25.5 percent of our total consolidated net sales in fiscal 2015 compared to 28.7 percent in fiscal 2014 and 30.1 percent in fiscal 2013. These declines were primarily the result of foreign currency exchange rate changes. In addition, we experienced a decline in fiscal 2015 due to the acquisition of the BOSS business as such products are sold primarily in domestic markets.
•
Fiscal 2015 net earnings of $201.6 million increased 15.9 percent compared to fiscal 2014, and diluted net earnings per share increased 17.5 percent to $3.55 in fiscal 2015 compared to $3.02 in fiscal 2014.
•
Gross margin was 35.0 percent in fiscal 2015, a decrease of 60 basis points from 35.6 percent in fiscal 2014. This decline was mainly the result of unfavorable foreign currency exchange rate changes.
•
Although selling, general, and administrative ("SG&A") expense was up 5.2 percent in fiscal 2015 compared to fiscal 2014, SG&A expense as a percentage of net sales in fiscal 2015 was down 100 basis points to 22.5 percent compared to 23.5 percent in fiscal 2014, reflecting further leveraging of our SG&A costs over higher sales volumes.
•
Receivables increased by 11.9 percent as of the end of fiscal 2015 compared to the end of fiscal 2014 as a result of higher sales volumes and incremental receivables from the acquisition of the BOSS business. Our inventory levels were up by 21.8 percent as of the end of fiscal 2015 compared to the end of fiscal 2014 mainly due to incremental inventory from the acquisition of the BOSS business, higher snow thrower product inventory, and increased inventory levels of certain residential segment and landscape contractor equipment products. Additionally, average inventory levels during fiscal 2015 compared to fiscal 2014 were up as we built inventory in anticipation of strong demand for new products, including products impacted by the continued phase-in of applicable Tier 4 diesel engine emission requirements and other regulations in Europe, as well as incremental inventory from the acquisition of the BOSS business. Average net working capital (accounts receivable plus inventory less trade payables) as a percent of net sales was 16.0 percent as of the end of fiscal 2015 compared to 15.1 percent as of the end of fiscal 2014. Our domestic field inventory levels were up as of the end of fiscal 2015 compared to the end of fiscal 2014 due, in part, to strong shipments of new products and anticipated retail demand for our products in fiscal 2016.
•
We continued our history of paying quarterly cash dividends in fiscal 2015. We increased our fiscal 2015 quarterly cash dividend by 25 percent to $0.25 per share compared to our quarterly cash dividend in fiscal 2014 of $0.20 per share.
•
Our stock repurchase program returned $107 million to our shareholders during fiscal 2015, which reduced our number of shares outstanding. This reduction resulted in a benefit to our diluted net earnings per share of $0.05 per share in fiscal 2015 compared to fiscal 2014.

Destination PRIME

Our current multi-year initiative, "Destination PRIME," began our journey into our second century. Similar to our previous Destination 2014 initiative, this three-year initiative is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we will strive to achieve our goals by pursuing a progression of milestones for organic revenue growth, operating earnings, and working capital.

Organic Revenue Growth.   We intend to pursue strategic growth of our existing businesses and product categories with an annual organic revenue growth goal. The organic revenue growth goal of our Destination PRIME initiative is to achieve at least five percent organic revenue growth each fiscal year of this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the prior twelve-month period. In fiscal 2015, we fell short of this goal by achieving 4.1 percent organic revenue growth.

Operating Earnings Growth.   The operating earnings goal is to raise operating earnings as a percentage of net sales to 13 percent or higher by the end of fiscal 2017. In fiscal 2015, we made progress towards this goal as we realized 12.5 percent of operating earnings as a percentage of net sales.

Working Capital.   The working capital goal of our Destination PRIME initiative is to drive down average net working capital as a percentage of net sales to 13 percent or lower by the end of fiscal 2017. In fiscal 2015, our average net working capital as a percentage of net sales was 16.0 percent.

Outlook for Fiscal 2016

As we move into fiscal 2016, we intend to build on the positive momentum from fiscal 2015 and continue with our commitment to providing an array of innovative products and services to customers around the world. We expect to focus on capitalizing market opportunities and driving profitability with investments aimed at generating customer demand and gaining market share. We believe our fiscal 2016 financial performance will include, among many others, the following main factors:

•
We anticipate fiscal 2016 net sales in our professional segment to increase compared to fiscal 2015 due, in part, to the momentum of demand generated by the positive reception of our landscape contractor equipment products introduced in fiscal 2015, as well as continued growth in the landscape contractor market. We also expect continued growth in the rental equipment market and strong demand for new rental and specialty construction equipment products. Sales in the golf and grounds and irrigation markets are expected to slightly increase in fiscal 2016 as compared to fiscal 2015, as we also anticipate continued positive customer response generated from new products. Precision irrigation products remain a long-term focus for us as continued market growth and demand for efficient watering solutions is expected to drive demand for our products. We expect our increased manufacturing capacity and infrastructure that expanded our market presence for micro-irrigation products to contribute to our anticipated sales growth of micro-irrigation products in fiscal 2016. We also expect our residential segment net sales in fiscal 2016 to be similar to our sales volumes in fiscal 2015 as we anticipate positive momentum to continue in fiscal 2016 from new products released in fiscal 2015.
•
We intend to continue to focus on our international markets to grow revenues, and our long-term goal is for our international sales to comprise a larger percentage of our total consolidated net sales. We plan to continue investing in new products with a worldwide focus and leverage our infrastructure around the world, connecting us more closely to our customers and increasing our global presence. However, uncertainty with the economies of key international markets is expected to linger into fiscal 2016, which may hamper our international net sales growth. We expect international net sales to be slightly up in fiscal 2016 compared to fiscal 2015 unless foreign currency exchange rates further decline, which could adversely affect our international net sales in fiscal 2016.
•
We expect net earnings and diluted net earnings per share to be up in fiscal 2016 compared to fiscal 2015, driven mainly by our anticipated sales growth, improvement in our gross margin rate, and continued leveraging of our SG&A costs. Additionally, we anticipate a further reduction in our diluted shares outstanding due to anticipated continued repurchases of our common stock.
•
As announced on December 3, 2015, our Board of Directors increased our fiscal 2016 first quarter cash dividend by 20 percent to $0.30 per share compared to the quarterly cash dividend paid in the first quarter of fiscal 2015 and authorized the repurchase of up to an additional 4,000,000 shares of our common stock in open-market or in privately negotiated transactions.
•
In fiscal 2015, our average net working capital was higher than our expectations. Therefore, in fiscal 2016, we plan to place increased emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain. We anticipate our average net working capital as a percentage of net sales in fiscal 2016 to decrease as compared to fiscal 2015, in part, as we continue to transition certain receivables to our Red Iron joint venture. Additionally, we also anticipate average inventory levels to be lower in fiscal 2016 compared to fiscal 2015.

RESULTS OF OPERATIONS

Fiscal 2015 net earnings were $201.6 million compared to $173.9 million in fiscal 2014, an increase of 15.9 percent. Fiscal 2015 diluted net earnings per share were $3.55, an increase of 17.5 percent from $3.02 per share in fiscal 2014. The primary factors contributing to the net earnings improvement were higher net sales, leveraging fixed SG&A costs over higher sales volumes, and a decrease in our effective tax rate. However, these improvements were partially offset by a decline in our gross margin rate and an increase in interest expense. Our net earnings per diluted share were also benefited by $0.05 per share in fiscal 2015 compared to fiscal 2014 as a result of reduced shares outstanding from repurchases of our common stock.

   Fiscal 2014 net earnings were $173.9 million compared to $154.8 million in fiscal 2013, an increase of 12.3 percent. Fiscal 2014 diluted net earnings per share were $3.02, an increase of 15.3 percent from $2.62 per share in fiscal 2013. The primary factors contributing to the net earnings improvement were higher net sales, a slight increase in gross profit, and leveraging fixed SG&A costs over higher sales volumes. However, these increases were partially offset by a reduction in other income and a higher effective tax rate. Our net earnings per diluted share were also benefited by $0.08 per share in fiscal 2014 compared to fiscal 2013 as a result of reduced shares outstanding from repurchases of our common stock.

   The following table summarizes our results of operations as a percentage of our consolidated net sales.

Fiscal years ended October 31	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.0)	(64.4)	(64.5)

Gross margin	35.0	35.6	35.5
SG&A expense	(22.5)	(23.5)	(24.2)

Operating earnings	12.5	12.1	11.3
Interest expense	(0.8)	(0.7)	(0.8)
Other income, net	0.4	0.4	0.6
Provision for income taxes	(3.7)	(3.8)	(3.5)

Net earnings	8.4%	8.0%	7.6%

Fiscal 2015 Compared With Fiscal 2014

Net Sales.   Worldwide net sales in fiscal 2015 were $2,390.9 million compared to $2,172.7 million in fiscal 2014, an increase of 10.0 percent. This net sales change was attributable to the following factors:

•
Increased sales of professional segment products driven by the acquisition of the BOSS business resulted in incremental net sales of $128.5 million for fiscal 2015. In addition, our professional segment net sales were positively impacted by higher shipments of landscape contractor and specialty equipment products due to continued market growth and increased demand for our innovative product offerings and newly introduced products. However, sales of irrigation products were down primarily due to unfavorable weather conditions in key markets, and sales of micro-irrigation products were lower due to unfavorable foreign currency exchange rates and continued adverse political and economic conditions in key international markets.
•
Increased sales of residential segment products due to strong shipments and demand for our newly introduced zero-turn radius riding and walk power mower products and expanded product placement. However, residential segment net sales in Australia were down due to unfavorable foreign currency exchange rate changes.
•
Our overall net sales in international markets slightly decreased by 1.9 percent in fiscal 2015 compared to fiscal 2014 due to unfavorable foreign currency exchange rate fluctuations that reduced our total net sales by approximately $47 million in fiscal 2015.

Gross Margin.   Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross margin decreased by 60 basis points to 35.0 percent in fiscal 2015 from 35.6 percent in fiscal 2014. This decline was mainly the result of the following factors:

•
Unfavorable foreign currency exchange rate movements.
•
Purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value as a result of the acquisition of the BOSS business.

Somewhat offsetting those negative factors were:

•
Improved price realization.
•
Costs for a supplier component rework issue that impacted certain walk power mowers in fiscal 2014 that was not repeated in fiscal 2015.

Selling, General, and Administrative Expense.   SG&A expense increased $26.7 million, or 5.2 percent, in fiscal 2015 compared to fiscal 2014. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expense as a percentage of net sales. SG&A expense rate in fiscal 2015 decreased 100 basis points to 22.5 percent compared to 23.5 percent in fiscal 2014 due to fixed SG&A costs spread over higher sales volumes. However, the increase in SG&A expense of $26.7 million was driven mainly by the following factors:

•
Incremental SG&A expense of $19 million from the BOSS business.
•
Increased administrative expenses of $7 million.
•
Continued investments in engineering and new product development that resulted in higher expense of $2 million.

Interest Expense.   Interest expense for fiscal 2015 increased $3.3 million compared to fiscal 2014 due to higher levels of debt as a result of borrowings that were used to pay the purchase price for the BOSS business.

Other Income, Net.   Other income, net consists mainly of our proportionate share of income or losses from equity investments (affiliates), currency exchange rate gains and losses, litigation settlements and recoveries, interest income, and retail financing revenue. Other income for fiscal 2015 was $10.7 million compared to $8.7 million in fiscal 2014, an increase of $2.0 million. This increase in other income, net was primarily due to higher earnings from our equity investment in Red Iron of $1.1 million and lower foreign currency exchange rate losses of $0.7 million in fiscal 2015 compared to fiscal 2014.

Provision for Income Taxes.   The effective tax rate for fiscal 2015 was 30.7 percent compared to 32.2 percent in fiscal 2014. The decrease in the effective tax rate was attributable to the benefit in the first quarter of fiscal 2015 for the retroactive re-enactment of the federal research credit for calendar 2014 and higher earnings in lower tax jurisdictions.

   Based on information available as of this filing, including the permanent extension of the federal research credit, we anticipate our fiscal 2016 tax rate to be slightly lower than our fiscal 2015 tax rate.

Fiscal 2014 Compared With Fiscal 2013

Net Sales.   Worldwide net sales in fiscal 2014 were $2,172.7 million compared to $2,041.4 million in fiscal 2013, an increase of 6.4 percent. This net sales improvement was attributable to the following factors:

•
Increased sales of professional segment products due to strong demand for landscape contractor equipment, demand for our drip irrigation solutions in agricultural markets, and the successful introduction of new and enhanced products that were well received by customers, including products in the golf market and rental and specialty construction equipment market. Additionally, improved price realization, as well as incremental sales from acquisitions of $2.8 million, contributed to our net sales growth in fiscal 2014.
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

Other Income, Net.   Other income for fiscal 2014 was $8.7 million compared to $12.3 million in fiscal 2013, a decrease of $3.5 million. This decrease in other income, net was primarily due to recovery for a litigation settlement of $3 million in fiscal 2013 that was not duplicated in fiscal 2014 and higher foreign currency exchange rate losses of $0.3 million in fiscal 2014 compared to fiscal 2013.

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

Professional

Professional segment net sales represented 69 percent of consolidated net sales for fiscal 2015, 68 percent for fiscal 2014, and 70 percent for fiscal 2013. The following table shows the professional segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2015	2014	2013

Net sales	$1,639.7	$1,477.6	$1,425.3
% change from prior year	11.0%	3.7%	7.2%
Operating earnings	$308.0	$276.3	$254.4
As a percent of net sales	18.8%	18.7%	17.9%

Net Sales.   Worldwide net sales for the professional segment in fiscal 2015 were up by 11.0 percent compared to fiscal 2014 primarily as a result of the following factors:

•
Incremental sales from the acquisition of the BOSS business of $128.5 million.
•
Higher shipments of landscape contractor equipment, including new and enhanced products, as contractors continued to invest in turf maintenance equipment.
•
Increased sales driven by strong demand and market growth for rental and specialty construction equipment, as well as positive customer response for new products we introduced in that market.

   Somewhat offsetting those positive factors were:

•
Unfavorable foreign currency exchange rate fluctuations.
•
A decline in sales of irrigation products due to unfavorable weather conditions in key markets.
•
Lower sales of micro-irrigation products due to unfavorable foreign currency exchange rate fluctuations and continued adverse political and economic conditions in key international markets.

   Our domestic field inventory levels of our professional segment products were higher as of the end of fiscal 2015 compared to the end of fiscal 2014 due, in part, to strong sales from new product introductions and anticipated retail demand.

   Worldwide net sales for the professional segment in fiscal 2014 were up by 3.7 percent compared to fiscal 2013 primarily as a result of the following factors:

•
Strong sales and demand for landscape contractor equipment, including new and enhanced products, as contractors invested in turf maintenance equipment.
•
Higher global sales of our micro-irrigation products from market growth and demand for more efficient watering solutions for agriculture.
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

Operating Earnings.   Operating earnings for the professional segment in fiscal 2015 increased 11.5 percent compared to fiscal 2014 primarily due to higher sales volumes. Expressed as a percentage of net sales, professional segment operating margins slightly increased by 10 basis points to 18.8 percent in fiscal 2015 compared to 18.7 percent in fiscal 2014. The following factors impacted professional segment operating earnings as a percentage of net sales for fiscal 2015:

•
Lower gross margin in fiscal 2015 compared to fiscal 2014 mainly due to unfavorable foreign currency exchange rate movements and the purchase accounting impact for the acquisition of the BOSS business, as previously discussed.
•
A decline in SG&A expense rate in fiscal 2015 compared to fiscal 2014 due to further leveraging fixed SG&A costs over higher sales volumes.

   Operating earnings for the professional segment in fiscal 2014 increased 8.6 percent compared to fiscal 2013 primarily due to higher sales volumes and an improvement in gross margin. Expressed as a percentage of net sales, professional segment operating margins increased 80 basis points to 18.7 percent in fiscal 2014 compared to 17.9 percent in fiscal 2013. The following factors impacted professional segment operating earnings as a percentage of net sales for fiscal 2014:

•
Higher gross margin in fiscal 2014 compared to fiscal 2013 as a result of improved price realization and cost reduction efforts.

•
A decline in SG&A expense rate in fiscal 2014 compared to fiscal 2013 due to leveraging fixed SG&A costs over higher sales volumes.

Residential

Residential segment net sales represented 30 percent of consolidated net sales for fiscal 2015, 31 percent for fiscal 2014, and 29 percent for fiscal 2013. The following table shows the residential segment net sales, operating earnings, and operating earnings as a percent of net sales.

(Dollars in millions) Fiscal years ended October 31	2015	2014	2013

Net sales	$725.7	$672.4	$594.4
% change from prior year	7.9%	13.1%	(2.1)%
Operating earnings	$85.0	$76.9	$62.0
As a percent of net sales	11.7%	11.4%	10.4%

Net Sales.   Worldwide net sales for the residential segment in fiscal 2015 were up by 7.9 percent compared to fiscal 2014 primarily as a result of the following factors:

•
Increased shipments driven by strong retail demand and additional product placement for our new platform of zero-turn radius riding mowers.
•
Higher sales of walk power mowers due to enhanced product placement and increased demand for our product offerings, including our new all-wheel drive model.

   Somewhat offsetting the increase in residential segment net sales was a decline in sales in Australia from unfavorable foreign currency exchange rate fluctuations.

   Our domestic field inventory levels of our residential segment products were higher as of the end of fiscal 2015 compared to the end of fiscal 2014 due to the introduction of new products and anticipated retail demand for those new products. Additionally, field inventory levels of snow thrower products were up as a result of anticipated strong retail demand for the 2015-2016 winter season.

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

Operating Earnings.   Operating earnings for the residential segment in fiscal 2015 increased 10.5 percent compared to fiscal 2014. Expressed as a percentage of net sales, residential segment operating margins increased 30 basis points to 11.7 percent in fiscal 2015 compared to 11.4 percent in fiscal 2014. The following factors impacted residential segment operating earnings:

•
Lower gross margins primarily from unfavorable foreign currency exchange rate fluctuations and increased manufacturing expenses.
•
Lower SG&A expense rate attributable to further leveraging of fixed SG&A costs over higher sales volumes.

   Operating earnings for the residential segment in fiscal 2014 increased 24.0 percent compared to fiscal 2013. Expressed as a percentage of net sales, residential segment operating margins increased 100 basis points to 11.4 percent in fiscal 2014 compared to 10.4 percent in fiscal 2013. The following factors impacted residential segment operating earnings:

•
Slightly lower gross margins from higher commodity prices and costs related to a supplier component rework issue in fiscal 2014, partially offset by production efficiencies on increased sales volumes.
•
Lower SG&A expense rate attributable to leveraging fixed SG&A costs over higher sales volumes.

Other

Other segment net sales, which includes our company-owned domestic distributors, represented 1 percent of consolidated net sales for each of fiscal 2015, 2014, and 2013. The following table shows the other segment net sales and operating losses.

(Dollars in millions) Fiscal years ended October 31	2015	2014	2013

Net sales	$25.5	$22.7	$21.8
% change from prior year	12.6%	4.2%	0.0%
Operating losses	$(101.9)	$(96.8)	$(89.7)

Net Sales.   Net sales for the other segment includes sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales in fiscal 2015 were up by $2.8 million compared to fiscal 2014 due to higher sales volumes driven by strong demand for golf and grounds equipment at our company-owned distribution companies.

   The other segment net sales in fiscal 2014 were up by $0.9 million compared to fiscal 2013 due to higher sales volumes at our company-owned distribution companies.

Operating Loss.   Operating loss for the other segment in fiscal 2015 increased by 5.3 percent compared to fiscal 2014. This loss increase was primarily attributable to an increase in interest expense and higher administrative expenses.

   Operating loss for the other segment in fiscal 2014 increased by 7.8 percent compared to fiscal 2013. This loss increase was primarily attributable to higher incentive compensation expense, higher foreign currency exchange rate losses, and recovery for a litigation settlement in fiscal 2013 that was not duplicated in fiscal 2014.

FINANCIAL CONDITION

Working Capital

During fiscal 2015, our average net working capital (accounts receivable plus inventory less trade payables) as a percentage of net sales increased primarily from higher average inventory levels. As of the end of fiscal 2015, our average net working capital increased to 16.0 percent compared to 15.1 percent as of the end of fiscal 2014.

   The following table highlights several key measures of our working capital performance.

(Dollars in millions) Fiscal years ended October 31	2015	2014

Average cash and cash equivalents	$108.7	$156.9
Average receivables, net	219.9	208.1
Average inventories, net	356.2	306.2
Average accounts payable	193.9	185.2
Average days outstanding for receivables	33.6	35.0
Average inventory turnover (times)	4.36	4.57

The following factors impacted our working capital:

•
Average net receivables increased by 5.7 percent in fiscal 2015 compared to fiscal 2014 as a result of higher sales volumes and incremental receivables from the acquisition of the BOSS business. Our average days outstanding for receivables decreased to 33.6 days in fiscal 2015 compared to 35.0 days in fiscal 2014.
•
Average inventories increased by 16.3 percent in fiscal 2015 compared to fiscal 2014. Inventory levels as of the end of fiscal 2015 compared to the end of fiscal 2014 were up by $59.9 million, or 21.8 percent, due to incremental inventory of $17.2 million from the acquisition of the BOSS business, higher inventory levels of snow thrower products in anticipation of strong seasonal demand, and increased inventory of certain residential segment mowers and landscape contractor equipment as we built product earlier compared to last fiscal year.
•
Average accounts payable increased by 4.7 percent in fiscal 2015 compared to fiscal 2014 mainly due to higher volume of purchases from increased sales and demand in fiscal 2015 compared to fiscal 2014.

   In fiscal 2016, we plan to place increased emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain. We anticipate our average net working capital as a percentage of net sales in fiscal 2016 to decrease as compared to fiscal 2015 as we continue to transition certain receivables to our Red Iron joint venture. Additionally, we also anticipate average inventory levels to be lower in fiscal 2016 compared to fiscal 2015 due to expected improvements in our supply chain from increased focus and efforts on reducing working capital.

Capital Expenditures and
Other Long-Term Assets

Fiscal 2015 capital expenditures of $56.4 million were lower by $14.8 million compared to fiscal 2014. This decrease was primarily attributable to the construction in fiscal 2014 for our expanded new corporate facility located in Bloomington, Minnesota, partially offset by capital expenditures in fiscal 2015 for the renovation of our original corporate facility to accommodate additional expansion needs for our product development and test capacities. Capital expenditures for fiscal 2016 are planned to be approximately $70 million as we expect to continue the renovation of our original corporate facility to accommodate additional expansion needs for our product development and test capacities. During fiscal 2016, we also plan to invest in new product tooling, new technology in production processes and equipment, replacement production equipment, and investments in new and existing facilities.

   Long-term assets as of October 31, 2015 were $593.0 million compared to $368.4 million as of October 31, 2014, an increase of $224.6 million. This increase was mainly attributable to the addition of intangible assets and goodwill from the acquisition of the BOSS business. Included in long-term assets as of October 31, 2015 was goodwill in the amount of $195.5 million. Based on our annual impairment analysis, we determined there was no goodwill impairment for any of our reporting units as their related fair values were substantially in excess of their carrying values.

Cash Flow

Cash flows provided by (used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table.

(Dollars in millions)	Cash Provided by (Used in)
Fiscal years ended October 31	2015	2014	2013

Operating activities	$236.9	$182.4	$221.9
Investing activities	(250.3)	(65.7)	(44.8)
Financing activities	(173.4)	17.0	(118.3)
Effect of exchange rates on cash	(1.8)	(1.8)	(1.7)

Net cash (decrease) increase	$(188.6)	$131.9	$57.1

Cash and cash equivalents as of fiscal year end	$126.3	$314.9	$183.0

Cash Flows From Operating Activities.   Our primary source of funds is cash generated from operations. In fiscal 2015, cash provided by operating activities increased $54.5 million, or 29.9 percent, from fiscal 2014. This increase was mainly due to higher net earnings and a smaller increase in working capital needs, as well as higher accounts payable and accrued liabilities as of the end of fiscal 2015 compared to fiscal 2014.

   In fiscal 2014, cash provided by operating activities decreased $39.5 million, or 17.8 percent, from fiscal 2013. This decrease was due to cash utilized for increased working capital needs, mainly as a result of an increase in inventory levels and a decline in accounts payable, partially offset by higher net earnings.

Cash Flows From Investing Activities.   Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2015 increased $184.6 million from fiscal 2014 due to cash utilized for the acquisition of the BOSS business, partially offset by lower purchases of property, plant, and equipment.

   Cash used in investing activities in fiscal 2014 increased $20.9 million, or 46.7 percent, from fiscal 2013 mainly due to higher purchases of property, plant, and equipment, including our corporate facility, as previously discussed.

Cash Flows From Financing Activities.   Cash used in financing activities in fiscal 2015 was $173.4 million compared to cash provided by financing activities of $17.0 million in fiscal 2014. The increase in cash used in financing activities was mainly due to repayments of debt in fiscal 2015 compared to cash received from borrowings of debt in fiscal 2014. Additionally, an increase in cash dividends paid on our common stock and higher amounts of cash utilized for stock repurchases in fiscal 2015 compared to fiscal 2014 contributed to our increase in cash used in financing activities.

   Cash provided by financing activities was $17.0 million in fiscal 2014 compared to cash used in financing activities of $118.3 million in fiscal 2013. The increase in cash provided by financing activities included an increase in short-term and long-term debt, partially offset by higher amounts of cash paid for dividends and stock repurchases in fiscal 2014 compared to fiscal 2013.

Cash and Cash Equivalents.   Cash and cash equivalents as of the end of fiscal 2015 were lower by $188.6 million compared to the end of fiscal 2014. In late fiscal 2014, our cash balances reflected the borrowings under our revolving credit facility, including $130.0 million of additional cash received under a term loan that was utilized for the purchase of the BOSS business early in the first quarter of fiscal 2015.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of October 31, 2015, cash and short-term investments held by our foreign subsidiaries that are not available to fund domestic operations unless repatriated were $61.3 million. We currently do not intend to repatriate this cash held by our foreign subsidiaries; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation.

   Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of approximately $11.1 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2015, we had no outstanding short-term debt under these lines of credit compared to $20.8 million outstanding short-term debt as of October 31, 2014. Our short-term debt outstanding as of October 31, 2014 was due to borrowings under our credit facility for cash required to close the acquisition of the BOSS business early in the first quarter of fiscal 2015. As of October 31, 2015, we had $13.9 million of outstanding letters of credit and $147.2 million of unutilized availability under our credit agreements.

   Additionally, as of October 31, 2015, we had $378.0 million outstanding in long-term debt that includes $100 million in aggregate principal amount of 7.8% debentures due June 15, 2027, $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037, $30.0 million in aggregate principal amount due to the former owners of the BOSS business, and $123.5 million in an outstanding term loan. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.

   Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2015, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of October 31, 2015, and we expect to be in compliance with all covenants during fiscal 2016. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2015 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3.

Capital Structure

The following table details the components of our total capitalization and debt-to-capitalization ratio.

(Dollars in millions) October 31	2015	2014

Short-term debt	$0.2	$20.8
Long-term debt, including current portion	378.0	354.0
Stockholders' equity	462.2	408.7
Debt-to-capitalization ratio	45.0%	47.8%

   Our debt-to-capitalization ratio decreased in fiscal 2015 compared to fiscal 2014 mainly due to an increase in stockholders' equity from higher net earnings partially offset by an increase in dividends paid and repurchases of our common stock in fiscal 2015 as compared to fiscal 2014.

Cash Dividends

Each quarter in fiscal 2015, our Board of Directors declared a cash dividend of $0.25 per share, which was a 25 percent increase over our cash dividend of $0.20 per share paid each quarter in fiscal 2014. As announced on December 3, 2015, our Board of Directors increased our fiscal 2016 first quarter cash dividend by 20 percent to $0.30 per share from the quarterly cash dividend paid in the first quarter of fiscal 2015.

Share Repurchase Plan

During fiscal 2015, we continued repurchasing shares of our common stock in the open market, thereby reducing our shares outstanding. In addition, our repurchase program provided shares for use in connection with our equity compensation plans. As of October 31, 2015, 1,159,314 shares remained available for repurchase under our Board authorization. We expect to continue repurchasing shares of our common stock in fiscal 2016, depending upon market conditions.

   As announced on December 3, 2015, our Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of our common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the Board at any time.

   The following table provides information with respect to repurchases of our common stock during the past three fiscal years.

(Dollars in millions, except per share data)
Fiscal years ended October 31	2015	2014	2013

Shares of common stock purchased[1]	1,561,179	1,622,569	2,131,615
Cost to repurchase common stock	$106.0	$101.7	$98.8
Average price paid per share	$67.87	$62.66	$46.37

1
Does not include shares of our common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of restricted stock granted under our stock-based compensation plans.

Customer Financing Arrangements

Wholesale Financing.   We are party to a joint venture with TCFIF, established as Red Iron, the purpose of which is to provide inventory financing, including floor plan and open account receivable financing, to distributors and dealers of our products in the U.S. and select distributors of our products in Canada that enables them to carry representative inventories of our products. Under a separate arrangement, TCFCFC provides inventory financing to dealers of our products in Canada. In late fiscal 2015, Red Iron also began providing inventory financing to a majority of our BOSS distributors and dealers. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Floor plan terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,430.9 million of new receivables for dealers and distributors during fiscal 2015, of which $367.2 million was outstanding as of October 31, 2015.

   Some independent international dealers continue to finance their products with a third party financing company. This third party financing company purchased $25.0 million of receivables from us during fiscal 2015, of which $10.6 million was outstanding as of October 31, 2015.

   We also enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by them. As of October 31, 2015, we were contingently liable to repurchase up to a maximum amount of $10.0 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies and Red Iron over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product up to but not exceeding our limited obligation, which could have an adverse effect on our operating results.

   We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; micro-irrigation dealers and distributors; government customers; rental companies; and a limited number of BOSS dealers.

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

   From time to time, we enter into agreements where we provide recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2015 was $4.6 million.

   Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

Distributor Financing.   From time to time, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership changes. As of October 31, 2015, we had an outstanding note receivable in the amount of $1.0 million, which is included in other current and long-term assets on our consolidated balance sheet.

Off-Balance Sheet Arrangements and
Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2015.

	Payments Due By Period
(Dollars in thousands) Contractual Obligation	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt[1]	$23,110	$46,070	$84,500	$225,000	$378,680
Interest payments[2]	19,131	36,438	33,398	188,292	277,259
Deferred compensation arrangements[3]	517	1,035	86	–	1,638
Purchase obligations[4]	4,663	–	–	–	4,663
Operating leases[5]	13,956	18,439	13,177	32,113	77,685
Other[6]	5,285	–	–	–	5,285

Total	$66,662	$101,982	$131,161	$445,405	$745,210

1
Principal payments in accordance with our credit facilities and long-term debt agreements.
2
Interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of October 31, 2015.
3
The unfunded deferred compensation arrangements, covering certain retired management employees, consist primarily of salary and bonus deferrals under our deferred compensation plans. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant elections.
4
Purchase obligations represent contracts or commitments for the purchase of raw materials.
5
Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.
6
Payment obligation in connection with the renovation of our original corporate facility located at Bloomington, Minnesota.

   As of October 31, 2015, we also had $16.2 million in outstanding letters of credit issued, including standby letters of credit, during the normal course of business, as required by some vendor contracts. In addition to the contractual obligations described in the foregoing table, we may be obligated for additional net cash outflows related to $5.6 million of unrecognized tax benefits, including interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

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

Inflation

We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2015, we experienced slightly lower average commodity prices compared to the average prices paid for commodities in fiscal 2014. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be equivalent in fiscal 2016 as compared to fiscal 2015. Historically, we have mitigated, and we expect that we would continue to mitigate, commodity price increases, if any, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Acquisitions and Divestiture

On November 14, 2014, during the first quarter of fiscal 2015, we acquired substantially all of the assets of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. BOSS designs, manufactures, markets, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, ATVs, UTVs, skid steers, and front-end loaders. The purchase price of this acquisition was $229.5 million.

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

   These acquisitions were deemed immaterial based on our consolidated financial condition and results of operations and all acquisitions were accounted for as business combinations.

   On November 27, 2015, in our first quarter of fiscal 2016, we completed the sale of our Northwestern U.S. distribution company.

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

Sales Promotions and Incentives.   At the time of sale to a customer, we record an estimate for sales promotion and incentive costs that are classified as a reduction from gross sales or as a component of SG&A expense. Examples of sales promotion and incentive programs include off-invoice discounts, rebate programs, volume discounts, retail financing support, commissions, and other sales discounts and promotional programs. The estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.

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

   In conducting the goodwill impairment test, we first perform a qualitative assessment to determine whether it is more likely than not the fair value of any reporting unit is less than its carrying amount. If we conclude that this is the case, a two-step quantitative test for goodwill impairment is performed. In conducting the initial qualitative assessment, we analyze actual and projected growth trends for net sales, gross margin, and earnings for each reporting unit, as well as historical versus planned performance. Additionally, each reporting unit assesses critical areas that may impact its business, including macroeconomic conditions, market-related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to projected financial results. All assumptions used in the qualitative assessment require significant judgment.

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

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) , which deferred the effective date of this standard by one year. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our existing revenue recognition policies and procedures.

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

   In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amended guidance will become effective for us commencing in the first quarter of fiscal 2017. Early adoption is permitted. We anticipate the adoption of this guidance will not have a material impact on our consolidated financial position.

   In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This amended guidance requires customers to determine whether or not an arrangement contains a software license element. If the arrangement contains a software element, the related fees paid should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it is accounted for as a service contract. The amended guidance will become effective for us commencing in the first quarter of fiscal 2017. Early adoption is permitted. We anticipate the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

   In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amended guidance requires an entity to present deferred tax assets and liabilities as noncurrent in the statement of financial position. The amended guidance will become effective for us commencing in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of this amended guidance on our consolidated financial statements.

   No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2015 has had or is expected to have a material impact on our consolidated financial statements.

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

   The following foreign currency exchange contracts held by us have maturity dates in fiscal 2016 and 2017. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet cash flow hedge accounting criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss ("AOCL"), and fair value impact of derivative instruments in other income, net as of and for the fiscal year ended October 31, 2015 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in AOCL Income (Loss)	Fair Value Impact Gain (Loss)

Buy U.S. $/Sell Australian dollar	0.7491	$8,274.8	$1,150.0	$2,837.4
Buy U.S. $/Sell Canadian dollar	1.2432	9,531.7	537.6	5,269.5
Buy U.S. $/Sell Euro	1.1346	65,773.3	1,068.2	8,937.1
Buy U.S. $/Sell British pound	1.5292	20,337.7	62.8	495.9
Buy Euro/ Sell U.S. $	1.1006	7,723.1	–	2,136.3
Buy Mexican peso/Sell U.S. $	15.5614	13,752.0	(1,533.4)	(3,032.4)
Buy Euro/Sell Romanian New Leu	4.4360	9,358.6	(255.4)	133.9

   Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity, and would not impact net earnings.

Interest Rate Risk.   Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Included in long-term debt is $223.8 million of fixed-rate debt that is not subject to variable interest rate fluctuations, a fixed-rate promissory note for the principal amount of $30.0 million issued to the former owners of the BOSS business that was recorded at fair value of $31.2 million, and a $123.5 million LIBOR-based term loan, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. As of October 31, 2015, the estimated fair value of long-term debt with fixed interest rates was $298.5 million compared to its carrying amount of $254.5 million. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $15.1 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.

Commodity Risk.   We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation." We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. In fiscal 2015, our manufacturing facilities entered into these fixed-price contracts for approximately 50 percent of their monthly-anticipated usage.

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

   Management, with the participation of the company's Chairman of the Board and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2015. Our internal control over financial reporting as of October 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

   In the first quarter of 2015, the company acquired substantially all of the assets of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. BOSS represented approximately 19 percent of the company's total consolidated assets and 5 percent of the company's consolidated net sales as of and for the fiscal year ended October 31, 2015. As the acquisition occurred in the first quarter of 2015, the scope of management's assessment of the effectiveness of internal control over financial reporting does not include BOSS. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the company's scope in the year of acquisition.

/s/ Michael J. Hoffman Chairman of the Board and Chief Executive Officer

/s/ Renee J. Peterson Vice President, Treasurer and Chief Financial Officer

Further discussion of the Company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this report.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Toro Company:

We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2015 and 2014 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2015. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule listed in Item 15(a) 2. We also have audited The Toro Company's internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company's management is responsible for these consolidated financial statements and the identified financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2015 and 2014 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. In our opinion, the identified financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

   The Toro Company acquired substantially all of the assets of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. during the first quarter of fiscal 2015, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of October 31, 2015, BOSS's internal control over financial reporting associated with approximately 19 percent of total assets and 5 percent of net sales in the consolidated financial statements of The Toro Company and subsidiaries as of and for the fiscal year ended October 31, 2015. Our audit of internal control over financial reporting of The Toro Company and subsidiaries also excluded an evaluation of the internal control over financial reporting of the BOSS business.

Minneapolis, Minnesota
December 23, 2015

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in thousands, except per share data) Fiscal years ended October 31	2015	2014	2013

Net sales	$2,390,875	$2,172,691	$2,041,431
Cost of sales	1,554,940	1,399,420	1,316,634

Gross profit	835,935	773,271	724,797
Selling, general, and administrative expense	536,821	510,114	494,135

Operating earnings	299,114	263,157	230,662
Interest expense	(18,757)	(15,426)	(16,210)
Other income, net	10,674	8,714	12,261

Earnings before income taxes	291,031	256,445	226,713
Provision for income taxes	89,440	82,575	71,868

Net earnings	$201,591	$173,870	$154,845

Basic net earnings per share of common stock	$3.63	$3.09	$2.67

Diluted net earnings per share of common stock	$3.55	$3.02	$2.62

Weighted-average number of shares of common stock outstanding – Basic	55,565	56,359	57,922
Weighted-average number of shares of common stock outstanding – Diluted	56,757	57,628	59,105

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands) Fiscal years ended October 31	2015	2014	2013

Net earnings	$201,591	$173,870	$154,845

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $(51), $(34), and $247, respectively	(11,792)	(4,758)	(2,342)
Pension and retiree medical benefits, net of tax of $299, $10, and $904, respectively	(120)	(1,583)	645
Derivative instruments, net of tax of $(933), $2,350, and $(261), respectively	(2,226)	3,206	(899)

Other comprehensive loss, net	(14,138)	(3,135)	(2,596)

Comprehensive income	$187,453	$170,735	$152,249

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data) October 31	2015	2014

ASSETS
Cash and cash equivalents	$126,275	$314,873
Receivables, net:
Customers (net of $1,378 and $1,481, respectively, for allowance for doubtful accounts)	171,172	151,479
Other	5,841	6,679

Total receivables, net	177,013	158,158

Inventories, net	334,514	274,603
Prepaid expenses and other current assets	34,782	33,580
Deferred income taxes	38,095	42,822

Total current assets	710,679	824,036

Property, plant, and equipment, net	224,995	205,195
Long-term deferred income taxes	28,568	26,075
Goodwill	195,533	91,851
Other intangible assets, net	119,010	23,829
Other assets	24,873	21,429

Total assets	$1,303,658	$1,192,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$23,134	$6,640
Short-term debt	222	20,818
Accounts payable	152,017	124,271
Accrued liabilities:
Warranty	70,734	71,080
Advertising and marketing programs	76,689	66,169
Compensation and benefit costs	56,269	59,724
Insurance	6,814	6,960
Income taxes	4,275	4,699
Other	53,580	40,059

Total current liabilities	443,734	400,420

Long-term debt, less current portion	354,818	347,316
Deferred revenue	11,365	10,947
Deferred income taxes	7	–
Other long-term liabilities	31,569	25,005
Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000 voting and 850,000 non-voting shares; none issued and outstanding	–	–
Common stock, par value $1.00, authorized 175,000,000 shares; issued and outstanding 54,650,916 shares as of October 31, 2015 and 55,678,419 shares as of October 31, 2014	54,651	55,678
Retained earnings	437,357	368,754
Accumulated other comprehensive loss	(29,843)	(15,705)

Total stockholders' equity	462,165	408,727

Total liabilities and stockholders' equity	$1,303,658	$1,192,415

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands) Fiscal years ended October 31	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$201,591	$173,870	$154,845
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for depreciation, amortization, and impairment losses	63,143	53,138	54,134
Noncash income from finance affiliate	(8,353)	(7,262)	(7,097)
Decrease (increase) in deferred income taxes	200	(4,700)	149
Stock-based compensation expense	10,836	11,291	10,237
Other	(128)	28	10
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(25,647)	(5,042)	(11,912)
Inventories, net	(52,656)	(37,183)	9,373
Prepaid expenses and other assets	(607)	(3,245)	(6,825)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	48,490	1,470	18,962

Net cash provided by operating activities	236,869	182,365	221,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(56,374)	(71,138)	(49,427)
Proceeds from asset disposals	179	479	413
Distributions from finance affiliate, net	4,264	5,672	6,342
Acquisitions, net of cash acquired	(198,329)	(715)	(2,101)

Net cash used in investing activities	(250,260)	(65,702)	(44,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) increase in short-term debt	(21,283)	19,498	(415)
(Repayments of) increase in long-term debt	(7,227)	129,557	(1,739)
Excess tax benefits from stock-based awards	8,459	8,857	6,134
Proceeds from exercise of stock options	9,203	7,192	9,808
Purchases of Toro common stock	(106,964)	(103,039)	(99,587)
Dividends paid on Toro common stock	(55,549)	(45,048)	(32,499)

Net cash (used in) provided by financing activities	(173,361)	17,017	(118,298)

Effect of exchange rates on cash and cash equivalents	(1,846)	(1,800)	(1,668)

Net (decrease) increase in cash and cash equivalents	(188,598)	131,880	57,137
Cash and cash equivalents as of the beginning of the fiscal year	314,873	182,993	125,856

Cash and cash equivalents as of the end of the fiscal year	$126,275	$314,873	$182,993

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$18,133	$16,925	$17,054
Income taxes	77,043	76,325	76,186
Shares issued in connection with stock-based compensation plans	7,705	6,619	6,629
Payment obligations issued in connection with acquisitions	31,161	420	1,395

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance as of October 31, 2012	$58,266	$264,110	$(9,974)	$312,402

Cash dividends paid on common stock – $0.56 per share	–	(32,499)	–	(32,499)
Issuance of 669,426 shares for stock options exercised and restricted stock vested	670	7,667	–	8,337
Stock-based compensation expense	–	10,237	–	10,237
Contribution of stock to a deferred compensation trust	–	1,466	–	1,466
Purchase of 2,147,185 shares of common stock	(2,147)	(97,441)	–	(99,588)
Excess tax benefits from stock-based awards	–	6,134	–	6,134
Other comprehensive loss	–	–	(2,596)	(2,596)
Net earnings	–	154,845	–	154,845

Balance as of October 31, 2013	$56,789	$314,519	$(12,570)	$358,738

Cash dividends paid on common stock – $0.80 per share	–	(45,048)	–	(45,048)
Issuance of 532,692 shares for stock options exercised and restricted stock vested	533	4,979	–	5,512
Stock-based compensation expense	–	11,291	–	11,291
Contribution of stock to a deferred compensation trust	–	1,681	–	1,681
Purchase of 1,644,230 shares of common stock	(1,644)	(101,395)	–	(103,039)
Excess tax benefits from stock-based awards	–	8,857	–	8,857
Other comprehensive loss	–	–	(3,135)	(3,135)
Net earnings	–	173,870	–	173,870

Balance as of October 31, 2014	$55,678	$368,754	$(15,705)	$408,727

Cash dividends paid on common stock – $1.00 per share	–	(55,549)	–	(55,549)
Issuance of 548,486 shares for stock options exercised and restricted stock vested	549	7,687	–	8,236
Stock-based compensation expense	–	10,836	–	10,836
Contribution of stock to a deferred compensation trust	–	967	–	967
Purchase of 1,575,989 shares of common stock	(1,576)	(105,388)	–	(106,964)
Excess tax benefits from stock-based awards	–	8,459	–	8,459
Other comprehensive loss	–	–	(14,138)	(14,138)
Net earnings	–	201,591	–	201,591

Balance as of October 31, 2015	$54,651	$437,357	$(29,843)	$462,165

The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA

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

Reclassifications

Certain amounts from prior years' Consolidated Statements of Stockholders' Equity and Notes to Consolidated Financial Statements have been reclassified to conform to the current year presentation. The reclassifications had no impact on the results of operations as previously reported.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of October 31, 2015, cash and short-term investments held by the company's foreign subsidiaries that are not available to fund domestic operations unless repatriated were $61,272.

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

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for a majority of the company's inventories. The first-in, first-out ("FIFO") method is used for all other inventories, constituting 26 and 28 percent of total inventories as of October 31, 2015 and 2014, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. During fiscal 2015 and 2014,

LIFO layers were reduced, which resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $1,348 and $65, respectively.

   Inventories as of October 31 were as follows:

	2015	2014

Raw materials and work in progress	$107,086	$95,144
Finished goods and service parts	291,468	246,954

Total FIFO value	398,554	342,098
Less: adjustment to LIFO value	64,040	67,495

Total	$334,514	$274,603

Property and Depreciation

Property, plant, and equipment are carried at cost. The company provides for depreciation of plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 45 years, and equipment over two to seven years. Tooling costs are generally depreciated over three to five years using the straight-line method. Software and web site development costs are generally amortized over two to five years utilizing the straight-line method. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2015, 2014, and 2013, the company capitalized $897, $1,710, and $722 of interest, respectively.

   Property, plant, and equipment as of October 31 was as follows:

	2015	2014

Land and land improvements	$34,240	$32,731
Buildings and leasehold improvements	170,342	156,374
Machinery and equipment	315,884	305,131
Tooling	187,652	177,704
Computer hardware and software	81,131	77,395
Construction in process	15,349	10,857

Subtotal	804,598	760,192
Less: accumulated depreciation	579,603	554,997

Total property, plant, and equipment, net	$224,995	$205,195

   During fiscal years 2015, 2014, and 2013, the company recorded depreciation expense of $50,322, $47,136, and $48,207, respectively.

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

   The company reviewed the fair value of its reporting units that have goodwill on their respective balance sheets and compared these fair values to the respective carrying amounts during the fourth quarter of fiscal 2015. The company determined that it has nine reporting units, which are the same as its nine operating segments. Seven reporting units contain goodwill on their respective balance sheets. As of August 28, 2015, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on the company's analysis of qualitative factors, the company determined that it was not necessary to perform a two-step goodwill impairment test for any of its reporting units.

   As of August 28, 2015, the company also performed an assessment of its indefinite-life intangible assets, which consist of certain trade names. The company's estimate of the fair value of its trade names are based on a discounted cash flow model using inputs which included: projected revenues from the company's forecasting process; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate. Based on this analysis, which was also performed in prior fiscal years, the company concluded its indefinite-life intangible assets were not impaired during fiscal 2015, 2014, or 2013.

Other Long-Lived Assets

Other long-lived assets include property, plant, and equipment and definite-life intangible assets, which are identifiable assets that arose from purchase acquisitions consisting primarily of patents, non-compete agreements, customer relationships, trade names, and developed technology and are amortized on a straight-line basis over periods ranging from 1.5 to 20 years. The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. For long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised.

   Based on the company's impairment analysis for definite-life intangible assets, the company wrote down $1,383 of other long-lived assets for fiscal 2015. For fiscal 2014, the company did not have any impairment losses of other long-lived assets. Additionally, based on the company's analysis of estimated useful lives of property, plant, and equipment, the company had $531, $0, and $824 of accelerated depreciation expense during fiscal 2015, 2014, and 2013, respectively.

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

   The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. However, the company's right to offset balances due from suppliers against payment obligations is restricted by this arrangement for those payment obligations that have been financed by suppliers. As of October 31, 2015 and 2014, $16,101 and $12,296, respectively, of the company's outstanding payment obligations had been placed on the accounts payable tracking system.

Insurance

The company is self-insured for certain losses relating to medical, dental, and workers' compensation claims, and certain product liability occurrences. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported, demographic and severity factors, and utilizing valuations provided by independent third-party actuaries.

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

   The changes in accrued warranties were as follows:

Fiscal years ended October 31	2015	2014

Beginning balance	$71,080	$72,177
Warranty provisions	41,747	41,608
Warranty claims	(39,730)	(38,568)
Changes in estimates	(2,363)	(4,137)

Ending balance	$70,734	$71,080

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

   The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title to its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. From time to time, the company also stores inventory on a consignment basis at other customers' locations. The amount of consignment inventory as of October 31, 2015 and 2014 was $23,566 and $22,080, respectively.

   Revenue earned from service and maintenance contracts is recognized ratably over the contractual period. Revenue from extended warranty programs is deferred at the time the contract is sold and amortized into net sales using the straight-line method over the extended warranty period.

Sales Promotions and Incentives

At the time of sale, the company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include off-invoice discounts, rebate programs, volume discounts, retail financing support, commissions, and other sales discounts and promotional programs. The estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is classified as a reduction from gross sales or as a component of selling, general, and administrative expense.

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

   Included as a reduction to net sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company as a marketing tool to assist customers to buy inventory. The financing costs for distributor and dealer inventories were $24,130, $21,080, and $19,729 for the fiscal years ended October 31, 2015, 2014, and 2013, respectively.

Advertising

General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general, and administrative expense. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $42,843, $43,590, and $48,071 for the fiscal years ended October 31, 2015, 2014, and 2013, respectively.

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

Net Earnings Per Share

Basic net earnings per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares. Diluted net earnings per share is similar to basic net earnings per share except that the weighted-average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, contingently issuable shares, and restricted stock units.

   Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

BASIC

(Shares in thousands) Fiscal years ended October 31	2015	2014	2013

Weighted-average number of shares of common stock	55,554	56,346	57,898
Assumed issuance of contingent shares	11	13	24

Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,565	56,359	57,922

DILUTED

(Shares in thousands) Fiscal years ended October 31	2015	2014	2013

Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,565	56,359	57,922
Effect of dilutive securities	1,192	1,269	1,183

Weighted-average number of shares of common stock, assumed issuance of contingent and restricted shares, and effect of dilutive securities	56,757	57,628	59,105

   Incremental shares from options and restricted stock units are computed by the treasury stock method. Options for the purchase of 145,060, 259,925, and 182,868 shares of common stock during fiscal 2015, 2014, and 2013, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.

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

On November 14, 2014, during the first quarter of fiscal 2015, the company acquired substantially all of the assets (excluding accounts receivable) of the BOSS® professional snow and ice management business of privately held Northern Star Industries, Inc. Based in Iron Mountain, Michigan, BOSS designs, manufactures, markets, and sells a broad line of snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, all terrain vehicles, utility terrain vehicles, skid steers, and front-end loaders. Through this acquisition, the company added another professional contractor brand; a portfolio of counter-seasonal equipment; manufacturing and distribution facilities located in Iron Mountain, Michigan; and a distribution network for these products. Management believes that this acquisition positions the company to strengthen and grow its relationships with professional contractors, municipalities, and other customers by enabling the company to provide them with innovative, durable equipment and high-quality service they need each season.

   The purchase price of this acquisition was $229,490, which included a cash payment of $198,329 and issuance of a note payable at fair value of $31,161. The company funded the acquisition with cash on hand, a $130,000 term loan, and short-term debt under the company's revolving credit facility. The purchase price of this acquisition was accounted for as a business combination using the acquisition method, which requires that, among other things, assets acquired and liabilities assumed, be recorded at their fair value as of the acquisition date using independent appraisals and other analyses. The excess of the consideration transferred over those fair values is recorded as goodwill. The following table presents the allocation of the purchase price to the acquired assets, liabilities, and goodwill.

Inventory	$14,106
Prepaid expenses	266
Property, plant, and equipment	13,689
Intangible assets	107,700
Goodwill	103,028
Current liabilities	(9,299)

Purchase price	$229,490

   The goodwill recorded as part of the acquisition primarily reflects the value of the assembled workforce, anticipated cost synergies, expected future cash flows, and anticipated sales growth from integrating and expanding existing product lines. The amount of goodwill that is expected to be deductible for income tax purposes is $101,867. The goodwill and intangible assets have been allocated to the Professional segment.

   During fiscal 2015 and 2014, the company expensed $259 and $509, respectively, of acquisition-related costs, which was recorded in selling, general, and administrative expense. The company also capitalized $373 of debt issuance costs in other assets related to the $130,000 term loan, which will be amortized over the term of the loan.

   Operating results for this acquisition have been included in the company's consolidated statements of earnings from the November 14, 2014 date of acquisition and are reflected in the Professional segment. The sale of BOSS products contributed $128,515 of net sales and had an immaterial impact on net earnings for fiscal 2015. Proforma results are not presented, as the acquisition was not considered material to the company's consolidated results of operations.

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

   On November 27, 2015, in the first quarter of fiscal 2016, the company completed the sale of its Northwestern U.S. distribution company.

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

   The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2015 and 2014 was $18,979 and $14,890, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7,500 in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $781 and $470 as of October 31, 2015 and 2014, respectively.

   Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement during fiscal 2015, 2014, and 2013 was $1,430,855, $1,280,505, and $1,211,470, respectively.

   Summarized financial information for Red Iron is presented as follows:

For the twelve months ended October 31	2015	2014	2013

Revenue	$27,483	$22,678	$22,418
Net income	18,598	16,139	15,776

As of October 31	2015	2014

Finance receivables, net	$366,397	$290,927
Other assets	5,928	3,659
Total liabilities	330,149	261,527

4	OTHER INCOME, NET

Other income (expense) is as follows:

Fiscal years ended October 31	2015	2014	2013

Interest income	$494	$465	$447
Retail financing revenue	1,086	1,077	1,093
Foreign currency exchange rate loss	(324)	(1,006)	(702)
Noncash income from finance affiliate	8,353	7,262	7,097
Litigation recovery, net	125	127	3,071
Miscellaneous	940	789	1,255

Total other income, net	$10,674	$8,714	$12,261

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill –  The changes in the net carrying amount of goodwill for fiscal 2015 and 2014 were as follows:

	Professional Segment	Residential Segment	Total

Balance as of October 31, 2013	$80,962	$10,952	$91,914
Translation adjustments	(16)	(47)	(63)

Balance as of October 31, 2014	$80,946	$10,905	$91,851
Goodwill acquired	103,028	–	103,028
Translation and other adjustments	792	(138)	654

Balance as of October 31, 2015	$184,766	$10,767	$195,533

Other Intangible Assets –  The components of other intangible assets were as follows:

October 31, 2015	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	9.9	$15,191	$(10,175)	$5,016
Non-compete agreements	5.5	6,922	(6,206)	716
Customer-related	19.1	84,599	(10,316)	74,283
Developed technology	7.6	28,804	(20,530)	8,274
Trade names	19.2	28,715	(2,825)	25,890
Other		800	(800)	–

Total amortizable		165,031	(50,852)	114,179

Non-amortizable – trade names		4,831	–	4,831

Total other intangible assets, net		$169,862	$(50,852)	$119,010

October 31, 2014	Estimated Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Patents	9.4	$10,711	$(8,942)	$1,769
Non-compete agreements	5.4	7,039	(5,315)	1,724
Customer-related	10.7	8,650	(5,517)	3,133
Developed technology	7.6	28,841	(16,869)	11,972
Trade names	5.0	1,515	(1,165)	350
Other		800	(800)	–

Total amortizable		57,556	(38,608)	18,948

Non-amortizable – trade names		4,881	–	4,881

Total other intangible assets, net		$62,437	$(38,608)	$23,829

   The change in gross carrying amount of other intangible assets of $107,425 from October 31, 2015 compared to October 31, 2014 was the result of intangible assets acquired from a company, disclosed in Note 2, and changes in foreign currency exchange rates. In fiscal 2015, the company determined certain amortizable intangible assets were impaired based on its assessment that the carrying value may not be recovered. Based on the company's impairment analysis, the company wrote down $1,383 of other intangible assets in fiscal 2015.

   Amortization expense for intangible assets for the fiscal years ended October 31, 2015, 2014, and 2013 was $11,438, $6,002, and $5,769, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2016, $10,353; 2017, $9,458; 2018, $7,440; 2019, $6,562; 2020, $6,006; and after 2020, $74,360.

6	SHORT-TERM CAPITAL RESOURCES

As of October 31, 2015, the company had a $150,000 unsecured senior five-year revolving credit facility that expires in October 2019. Included in this $150,000 revolving credit facility is a sublimit of $20,000 for standby letters of credit and a sublimit for swingline loans of $20,000. At the election of the company, and the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100,000 in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The company's non-U.S. operations also maintain unsecured short-term lines of credit in the aggregate amount of $11,085. These facilities bear interest at various rates depending on the rates in their respective countries of operation. Under the company's lines of credit, there was no outstanding debt as of October 31, 2015 and $20,818 outstanding short-term debt as of October 31, 2014. The weighted-average interest rate on outstanding short-term debt as of October 31, 2014 was 1.95%. In addition, the company had $222 in short-term debt for certain receivables that the company provided recourse to Red Iron as of October 31, 2015.

   The credit agreement that contains the revolving credit facility and term loan, which is described in more detail in Note 7, contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, the company is not limited in the amount for payments of cash dividends and stock repurchases as long as the debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. In fiscal 2015, 2014, and 2013, the company was not limited in the amount for payments of cash dividends and stock repurchases as its debt to EBITDA ratio was below the thresholds. The company was in compliance with all covenants related to the lines of credit described above as of October 31, 2015 and 2014.

7	LONG-TERM DEBT

A summary of long-term debt as of October 31 is as follows:

	2015	2014

Term loan, due October 25, 2019	$123,500	$130,000
7.800% Debentures, due June 15, 2027	100,000	100,000
6.625% Senior Notes, due May 1, 2037	123,668	123,606
4% Unsecured Note, due November 14, 2017	30,604	–
Other	180	350

Total long-term debt	377,952	353,956
Less current portion	23,134	6,640

Long-term debt, less current portion	$354,818	$347,316

   On November 14, 2014, the company issued a note with the aggregate principal amount of $30,000 to the former owner of the BOSS business, Northern Star Industries, Inc., which was recorded at fair value of $31,161 as disclosed in Note 2. Effective as of the closing of the acquisition, the company hired David J. Brule II, who is also a minority shareholder of Northern Star Industries, Inc., as an executive officer of the company; see Note 15 for further details regarding this related party transaction.

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

   In connection with the issuance in June 1997 of $175,000 in long-term debt securities, the company paid $23,688 to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125,000. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18,710. The excess termination fees over the deferred income recorded has been deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. As of October 31, 2015, the company had $1,838 remaining in other assets for the excess termination fees over deferred income.

   Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2016, $23,110; 2017, $23,070; 2018, $23,000; 2019, $84,500; 2020, $0; and after 2020, $225,000.

8	STOCKHOLDERS' EQUITY

Stock Repurchase Program.   On December 11, 2012, the company's Board of Directors authorized the repurchase of 5,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the Board at any time. During fiscal 2015, 2014, and 2013, the company paid $105,964, $101,674, and $98,842 to repurchase an aggregate of 1,561,179 shares, 1,622,569 shares, and 2,131,615 shares, respectively. As of October 31, 2015, 1,159,314 shares remained authorized for repurchase. On December 3, 2015, the company's Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the Board at any time.

Treasury Shares.   As of October 31, 2015, the company had 23,413,524 treasury shares at a cost of $1,243,729. As of October 31, 2014, the company had 22,386,021 treasury shares at a cost of $1,163,706.

Accumulated Other Comprehensive Loss.

Components of accumulated other comprehensive loss ("AOCL"), net of tax, within the consolidated statements of stockholders' equity are as follows:

As of October 31	2015	2014	2013

Foreign currency translation adjustments	$24,328	$12,536	$7,778
Pension and postretirement benefits	5,386	5,266	3,683
Derivative instruments	129	(2,097)	1,109

Total accumulated other comprehensive loss	$29,843	$15,705	$12,570

   The components and activity of AOCL are as follows:

	Foreign Currency Translation Adjustments	Pension and Post- retirement Benefits	Cash Flow Derivative Instruments	Total

AOCL as of October 31, 2013	$7,778	$3,683	$1,109	$12,570
Other comprehensive loss before reclassifications	4,758	–	(1,644)	3,114
Amounts reclassified from AOCL	–	1,583	(1,562)	21

Net current period other comprehensive loss (income)	$4,758	$1,583	$(3,206)	$3,135

AOCL as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705

Other comprehensive loss (income) before reclassifications	$11,792	$–	$(7,680)	$4,112
Amounts reclassified from AOCL	–	120	9,906	10,026

Net current period other comprehensive loss	$11,792	$120	$2,226	$14,138

AOCL as of October 31, 2015	$24,328	$5,386	$129	$29,843

   AOCL associated with pension and postretirement benefits are included in Note 11. Details of amounts reclassified from accumulated other comprehensive loss to the respective line items in net earnings for cash flow derivative instruments are included in Note 14.

9	INCOME TAXES

Earnings before income taxes were as follows:

Fiscal years ended October 31	2015	2014	2013

Earnings before income taxes:
U.S.	$254,276	$239,501	$213,509
Non-U.S.	36,755	16,944	13,204

Total	$291,031	$256,445	$226,713

   A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal years ended October 31	2015	2014	2013

Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic manufacturer's deduction	(1.7)	(1.9)	(2.0)
State and local income taxes, net of federal benefit	2.2	1.5	1.5
Non-U.S. taxes	(3.1)	(1.2)	(0.3)
Federal research tax credit	(0.9)	(0.2)	(2.4)
Other, net	(0.8)	(1.0)	(0.1)

Consolidated effective tax rate	30.7%	32.2%	31.7%

   Components of the provision for income taxes were as follows:

Fiscal years ended October 31	2015	2014	2013

Provision for income taxes:
Current –
Federal	$75,496	$75,815	$61,388
State	9,389	5,997	5,108
Non-U.S.	6,219	3,672	5,734

Current provision	$91,104	$85,484	$72,230

Deferred –
Federal	$430	$(3,047)	$824
State	–	(81)	91
Non-U.S.	(2,094)	219	(1,277)

Deferred benefit	(1,664)	(2,909)	(362)

Total provision for income taxes	$89,440	$82,575	$71,868

   During the fiscal years ended October 31, 2015, 2014, and 2013, respectively, $8,459, $8,857, and $6,134 was added to stockholders' equity reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock-based award transactions.

   The tax effects of temporary differences that give rise to the net deferred income tax assets are presented below:

October 31	2015	2014

Deferred tax assets (liabilities):
Compensation and benefits	$41,341	$40,412
Warranty and insurance	12,067	8,787
Advertising and sales allowance	10,474	8,954
Depreciation	(7,689)	3,096
Other	12,264	11,660

Deferred tax assets	$68,457	$72,909
Valuation allowance	(1,801)	(4,012)

Net deferred tax assets	$66,656	$68,897

   The valuation allowance as of October 31, 2015 and 2014 principally applies to capital loss carryforwards and foreign net operating loss carryforwards that are expected to expire prior to utilization. In fiscal 2015, the valuation allowance decreased due to the release in certain foreign jurisdictions as deferred tax assets were determined more likely than not to be realized.

   As of October 31, 2015, the company had net operating loss carryforwards of approximately $15,354 in foreign jurisdictions. The carryforward periods are as follows: $10,871 that do not expire; and $4,483 that expire between fiscal years 2017 and 2022.

   No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries the company intends to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $96,494 as of October 31, 2015. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, the company will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of October 31, 2014	$5,042
Increase as a result of tax positions taken during a prior period	801
Decrease as a result of tax positions taken during a prior period	(138)
Increase as a result of tax positions taken during the current period	807
Decrease relating to settlements with taxing authorities	(169)

Balance as of October 31, 2015	$6,343

   The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $6,343 for unrecognized tax benefits as of October 31, 2015 was an amount of approximately $1,356 for accrued interest and penalties.

   Included in the balance of unrecognized tax benefits as of October 31, 2015 are potential benefits of $5,636 that, if recognized, would affect the effective tax rate from continuing operations.

   The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and non-U.S. income tax examinations by tax authorities for taxable years before fiscal 2010. The Internal Revenue Service is nearing completion of an audit for fiscal years 2010 through 2012, with no material adjustments to income tax expense or unrecognized tax benefits expected. The company is also under audit in several state jurisdictions, and expects various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

10	STOCK-BASED COMPENSATION PLANS

The company maintains The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended (the "2010 plan"), for executive officers, other employees, and non-employee members of the company's Board of Directors. The 2010 plan allows the company to grant equity-based compensation awards, including stock options, restricted stock units, restricted stock, and performance share awards.

   The compensation costs related to stock-based awards were as follows:

Fiscal years ended October 31	2015	2014	2013

Stock option awards	$4,704	$5,142	$4,710
Restricted stock and restricted stock units	1,756	1,653	1,694
Performance share awards	3,964	4,496	3,833

Total compensation cost for stock-based awards	$10,424	$11,291	$10,237

Tax benefit realized for tax deductions from stock-based awards	$12,925	$12,988	$10,614

   The number of unissued shares of common stock available for future equity-based grants under the 2010 plan was 3,400,896 as of October 31, 2015. Shares of common stock issued upon exercise or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.

   During fiscal 2015, 2014 and 2013, 6,680, 7,000 and 10,152 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the board. Total compensation cost for these share grants in fiscal years 2015, 2014, and 2013 was $412, $409, and $438, respectively, which is recorded in selling, general, and administrative expense in the consolidated statements of earnings.

Stock Option Awards.   Under the 2010 plan, stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors on an annual basis in the first quarter of the company's fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company's Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

   The table below presents stock option activity for fiscal 2015:

	Stock Option Awards	Weighted- Average Exercise Price	Weighted- Average Contractual Life(years)	Intrinsic Value

Outstanding as of October 31, 2014	3,049,652	$29.04	5.4	$99,713
Granted	292,013	62.74
Exercised	(410,428)	22.23
Cancelled/forfeited	(16,145)	60.98
Expired	(371)	59.50

Outstanding as of October 31, 2015	2,914,721	$33.21	5.2	$122,606

Exercisable as of October 31, 2015	2,309,155	$26.92	4.4	$111,644

   As of October 31, 2015, there was $1,769 of total unrecognized compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.86 years.

   The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years:

Fiscal years ended October 31	2015	2014	2013

Market value of stock options exercised	$27,860	$19,017	$23,160
Intrinsic value of options exercised[1]	18,739	12,311	13,875

1
Intrinsic value is calculated as amount by which the stock price at exercise date exceeded the option exercise price

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee directors are expected to exercise their stock options, which is primarily based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected volatilities are based on the movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company's stock price.

   The table below illustrates the valuation assumptions of stock-based compensation for the following fiscal years:

Fiscal years ended October 31	2015	2014	2013

Expected life of option in years	5.94	6	6
Expected stock price volatility	29.66%	34.29%	35.19%
Risk-free interest rate	1.61%	1.92%	0.88%
Expected dividend yield	1.29%	1.25%	1.07%

Weighted-average fair value at date of grant	$16.81	$18.69	$13.03

Restricted Stock and Restricted Stock Units.   Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock units generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock units, is recognized for these awards over the vesting period.

   Factors related to the company's restricted stock and restricted stock units during the following fiscal years are as follows:

Fiscal years ended October 31	2015	2014	2013

Weighted-average fair value at date of grant	$67.77	$63.05	$46.10
Fair value of restricted stock and restricted stock units vested	1,702	1,890	1,207

   The table below summarizes the activity during fiscal 2015 for unvested restricted stock and restricted stock units:

	Restricted Stock and Units	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2014	78,529	$49.22
Granted	55,180	67.77
Vested	(39,457)	43.15
Forfeited	(2,455)	56.72

Unvested as of October 31, 2015	91,797	$62.78

   As of October 31, 2015, there was $3,518 of total unrecognized compensation expense related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.43 years.

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

   Factors related to the company's performance share awards are as follows:

Fiscal years ended October 31	2015	2014	2013

Weighted-average fair value at date of grant	$65.68	$59.31	$42.06
Fair value of performance share awards vested	7,989	7,926	9,057

   The table below summarizes the activity during fiscal 2015 for unvested performance share awards:

	Performance Shares	Weighted- Average Fair Value at Date of Grant

Unvested as of October 31, 2014	476,800	$40.82
Granted	61,700	65.68
Vested	(202,400)	28.24
Cancelled/forfeited	(6,300)	58.69

Unvested as of October 31, 2015	329,800	$52.85

   As of October 31, 2015, there was $4,227 of total unrecognized compensation expense related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.69 years.

11	EMPLOYEE RETIREMENT PLANS

The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $17,400, $15,550, and $14,931 for the fiscal years ended October 31, 2015, 2014, and 2013, respectively.

   In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2015 and 2014 was $46,427 and $45,420, respectively, and the net liability amount recognized in the consolidated balance sheets as of October 31, 2015 and 2014 was $4,829 and $3,432, respectively. The accumulated benefit obligation of these plans as of October 31, 2015 and 2014 was $43,145 and $42,431, respectively. The funded status of these plans as of October 31, 2015 and 2014 was $11,303 and $10,085, respectively. The fair value of the plan assets as of October 31, 2015 and 2014 was $35,124 and $35,335, respectively. The net expense recognized in the consolidated financial statements for these plans was $2,406, $1,092, and $1,149 for the fiscal years ended October 31, 2015, 2014, and 2013, respectively.

   Amounts recognized in accumulated other comprehensive loss consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Postretirement Benefit Plan	Total

2015
Net actuarial loss (gain)	$5,100	$(66)	$5,034
Net prior service cost	352	–	352

Accumulated other comprehensive loss (income)	$5,452	$(66)	$5,386

2014
Net actuarial loss	$4,521	$513	$5,034
Net prior service cost (credit)	257	(25)	232

Accumulated other comprehensive loss	$4,778	$488	$5,266

   The following amounts are included in accumulated other comprehensive loss as of October 31, 2015 and are expected to be recognized as components of net periodic benefit cost during fiscal 2016.

	Defined Benefit Pension Plans	Postretirement Benefit Plan	Total

Net actuarial loss	$661	–	$661
Net prior service cost	67	–	67

Total	$728	–	$728

   Amounts recognized in net periodic benefit cost and other comprehensive loss consisted of:

Fiscal years ended October 31	Defined Benefit Pension Plans	Postretirement Benefit Plan	Total

2015
Net actuarial loss (gain)	$37	$(577)	$(540)
Prior service cost	126	–	126
Amortization of unrecognized prior service (credit) cost	(32)	25	(7)
Amortization of unrecognized actuarial loss (gain)	542	(1)	541

Total recognized in other comprehensive loss (income)	$673	$(553)	$120

Total recognized in net periodic benefit cost and other comprehensive loss	$2,475	$51	$2,526

2014
Net actuarial loss (gain)	$88	$(89)	$(1)
Amortization of unrecognized prior service (credit) cost	(32)	106	74
Amortization of unrecognized actuarial loss (gain)	1,519	(9)	1,510

Total recognized in other comprehensive loss	$1,575	$8	$1,583

Total recognized in net periodic benefit cost and other comprehensive loss	$2,110	$565	$2,675

   The company has omitted the remaining disclosures for its defined benefit plans and postretirement healthcare plan as the company deems these plans to be immaterial to its consolidated financial position and results of operations.

12	SEGMENT DATA

The company's businesses are organized, managed, and internally grouped into segments based on differences in products and services. Segment selection was based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified nine operating segments and has aggregated those segments into three reportable segments: Professional, Residential, and Distribution. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's Distribution segment, which consists of company-owned domestic distributorships, has been combined with the company's corporate activities and elimination of intersegment revenues and expenses and is shown as "Other" due to the insignificance of the segment.

   The Professional business segment consists of turf and landscape equipment and irrigation products. The Professional business segment also includes professional snow and ice removal equipment as a result of the acquisition of the BOSS business, as discussed in Note 2. Turf and landscape equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, rental and specialty construction equipment, and other maintenance equipment. Irrigation and lighting products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, and micro-irrigation drip tape and hose products, as well as professionally installed lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional business segment products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow, as well as directly to government customers, rental companies, and large retailers.

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

   The following table shows summarized financial information concerning the company's reportable segments:

Fiscal years ended October 31	Professional	Residential	Other	Total

2015
Net sales	$1,639,659	$725,682	$25,534	$2,390,875
Intersegment gross sales	45,634	406	(46,040)	–
Earnings (loss) before income taxes	308,010	84,956	(101,935)	291,031
Total assets	805,686	217,093	280,879	1,303,658
Capital expenditures	29,016	9,953	17,405	56,374
Depreciation and amortization	42,799	9,131	11,213	63,143

2014
Net sales	$1,477,578	$672,443	$22,670	$2,172,691
Intersegment gross sales	41,376	424	(41,800)	–
Earnings (loss) before income taxes	276,305	76,916	(96,776)	256,445
Total assets	573,086	172,984	446,345	1,192,415
Capital expenditures	25,226	12,417	33,495	71,138
Depreciation and amortization	34,228	8,883	10,027	53,138

2013
Net sales	$1,425,259	$594,411	$21,761	$2,041,431
Intersegment gross sales	40,416	402	(40,818)	–
Earnings (loss) before income taxes	254,424	62,033	(89,744)	226,713
Total assets	528,926	167,918	305,904	1,002,748
Capital expenditures	32,362	7,838	9,227	49,427
Depreciation and amortization	34,706	10,321	9,107	54,134

   The following table presents the details of the Other segment operating loss before income taxes:

Fiscal years ended October 31	2015	2014	2013

Corporate expenses	$(95,167)	$(88,539)	$(85,359)
Interest expense	(18,757)	(15,426)	(16,210)
Other income	11,989	7,189	11,825

Total	$(101,935)	$(96,776)	$(89,744)

   The following table presents net sales for groups of similar products and services:

Fiscal years ended October 31	2015	2014	2013

Equipment	$2,004,274	$1,765,845	$1,649,489
Irrigation and lighting	386,601	406,846	391,942

Total	$2,390,875	$2,172,691	$2,041,431

   Sales to one customer in the Residential segment accounted for 11 percent of total consolidated gross sales in both fiscal 2015 and 2014, and 10 percent in fiscal 2013.

Geographic Data

The following geographic area data includes net sales based on product shipment destination. Long-lived assets consist of net property, plant, and equipment, which is determined based on physical location in addition to allocated capital tooling from U.S. plant facilities.

Fiscal years ended October 31	United States	Foreign Countries	Total

2015
Net sales	$1,780,240	$610,635	$2,390,875
Long-lived assets	190,262	34,733	224,995

2014
Net sales	$1,550,077	$622,614	$2,172,691
Long-lived assets	169,797	35,398	205,195

2013
Net sales	$1,426,060	$615,371	$2,041,431
Long-lived assets	143,547	41,549	185,096

13	COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Total rental expense for operating leases was $24,986, $24,329, and $24,399 for the fiscal years ended October 31, 2015, 2014, and 2013, respectively. As of October 31, 2015, future minimum lease payments under noncancelable operating leases amounted to $77,685 as follows: 2016, $13,956; 2017, $10,220; 2018, $8,219; 2019, $6,827; 2020, $6,350; and after 2020, $32,113.

Customer Financing

Wholesale Financing.   The company is party to a joint venture with TCFIF established as Red Iron. See Note 3 for additional information related to Red Iron. Some products sold to independent dealers in Australia are financed by a third party finance company. This third party financing company purchased $24,979 of receivables from the company during fiscal 2015. As of October 31, 2015, $10,576 of receivables financed by the third party financing company, excluding Red Iron, was outstanding.

   The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2015, the company was contingently liable to repurchase up to a maximum amount of $9,998 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements since inception.

End-User Financing.   The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the

U.S. and select countries in Europe. The company has no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.

   From time to time, the company enters into agreements where it provides recourse to third party finance companies in the event of default by the customer for lease payments to the third party finance company. The company's maximum exposure for credit collection as of October 31, 2015 was $4,601.

Purchase Commitments

As of October 31, 2015, the company had $4,663 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business. The company also entered into a construction agreement for the renovation of its original corporate facility located at Bloomington, Minnesota, to accommodate needs for expansion of product development and test capacities, for a maximum obligation, subject to certain exceptions, of $15,291. The amount of the remaining obligation as of October 31, 2015 was $5,285.

Letters of Credit

Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2015 and 2014, the company had $16,245 and $16,220, respectively, in outstanding letters of credit.

Litigation

The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company's products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company's patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, including cases by or against competitors, where it is asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process. The company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect its consolidated results of operations, financial position, or cash flows.

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

Cash Flow Hedges.   The company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally documents relationships between cash flow hedging instruments and hedged transactions, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties, foreign plant operations, and purchases from suppliers. Changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income ("OCI"), until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The consolidated statement of earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales are recorded in net sales, and foreign plant operations and purchases of suppliers are recorded in cost of sales when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.

   The company formally assesses, at a hedge's inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the fiscal years ended October 31, 2015 and 2014, there were immaterial gains and losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of October 31, 2015, the notional amount of outstanding forward contracts designated as cash flow hedges was $103,740. Additionally, the company has one cross currency interest rate swap instrument outstanding as of October 31, 2015 for a fixed pay notional of 36,593 Romanian New Leu and receive floating notional of 8,500 Euro.

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

   The following table presents the fair value of the company's derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	October 31, 2015		October 31, 2014		October 31, 2015		October 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$2,102	Prepaid expenses	$4,626	Accrued liabilities	$1,363	Accrued liabilities	$9
Cross currency contracts	Prepaid expenses	–	Prepaid expenses	831	Accrued liabilities	134	Accrued liabilities	–
Derivatives Not Designated as Hedging Instruments
Forward currency contracts	Prepaid expenses	$1,071	Prepaid expenses	$1,404	Accrued liabilities	$348	Accrued liabilities	$–
Cross currency contracts	Prepaid expenses	2,136	Prepaid expenses	–	Accrued liabilities	–	Accrued liabilities	536

Total Derivatives		$5,309		$6,861		$1,845		$545

   The following table presents the impact of derivative instruments on the consolidated statements of earnings and the consolidated statements of comprehensive income for the company's derivatives designated as cash flow hedging instruments for the fiscal years ended October 31, 2015 and 2014, respectively.

	Gain (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Excluded from Effectiveness Testing)
Fiscal years ended	October 31, 2015	October 31, 2014		October 31, 2015	October 31, 2014		October 31, 2015	October 31, 2014

Forward currency contracts	$(745)	$4,150	Net sales	$13,067	$(1,128)	Other income, net	$747	$120

Forward currency contracts	(1,687)	(712)	Cost of sales	(2,806)	103
Cross currency contracts	200	(238)	Other income, net	(355)	(537)

Total	$(2,232)	$3,200	Total	$9,906	$(1,562)

   As of October 31, 2015, the company anticipates to reclassify approximately $652 of gains from AOCL to earnings during the next twelve months.

   The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company's derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings Fiscal Year Ended
	Location of Gain (Loss) Recognized in Net Earnings	October 31, 2015	October 31, 2014

Forward currency contracts	Other income, net	$7,703	$3,555
Cross currency contracts	Other income, net	1,400	951

Total		$9,103	$4,506

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

   The following tables show the effects of the master netting arrangements on the fair value of the company's derivative contracts that are recorded in the consolidated balance sheets:

	Assets			Liabilities
October 31, 2015	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Assets offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet

Forward currency contracts	$3,380	$(207)	$3,173	$(1,711)	–	$(1,711)
Cross currency contracts	2,136	–	2,136	(134)	–	(134)

Total	$5,516	$(207)	$5,309	$(1,845)	–	$(1,845)

	Assets			Liabilities
October 31, 2014	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Assets offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet

Forward currency contracts	$6,265	$(235)	$6,030	$(9)	–	$(9)
Cross currency contracts	831	–	831	(536)	–	(536)

Total	$7,096	$(235)	$6,861	$(545)	–	$(545)

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

   Assets and liabilities measured at fair value on a recurring basis, as of October 31, 2015 and 2014, respectively, are summarized below:

October 31, 2015	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$126,275	$126,275	$–	–
Forward currency contracts	3,173	–	3,173	–
Cross currency contracts	2,136	–	2,136	–

Total assets	$131,584	$126,275	$5,309	–

Liabilities:
Forward currency contracts	$1,711	–	$1,711	–
Cross currency contracts	134	–	134	–
Deferred compensation liabilities	1,652	–	1,652	–

Total liabilities	$3,497	–	$3,497	–

October 31, 2014	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$314,873	$314,873	$–	–
Forward currency contracts	6,030	–	6,030	–
Cross currency contracts	831	–	831	–

Total assets	$321,734	$314,873	$6,861	–

Liabilities:
Forward currency contracts	$9	–	$9	–
Cross currency contracts	536	–	536	–
Deferred compensation liabilities	2,141	–	2,141	–

Total liabilities	$2,686	–	$2,686	–

   The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. Refer to Note 2 for additional information. There were no transfers between Level 1 and Level 2 during the fiscal years ended October 31, 2015 and 2014.

   As of October 31, 2015, the estimated fair value of long-term debt with fixed interest rates was $298,541 compared to its carrying amount of $254,452. As of October 31, 2014, the estimated fair value of long-term debt with fixed interest rates was $260,970 compared to its carrying amount of $223,956. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is a Level 2 liability in the fair value hierarchy.

15	RELATED PARTY TRANSACTION

On November 14, 2014, during the first quarter of fiscal 2015, the company acquired substantially all of the assets (excluding accounts receivable) of the BOSS® professional snow and ice management business of privately held Northern Star Industries, Inc., as discussed in Note 2. The purchase price included a cash payment and issuance of an unsecured promissory note in the aggregate principal amount of $30,000. Under the terms of the note, interest will accrue at the rate of 4.0% per year and principal payments of $10,000 each, together with accrued interest, will be payable on the first, second, and third anniversaries of the closing date of the acquisition, subject to certain conditions. Effective as of the closing of the acquisition on November 14, 2014, the company hired David J. Brule II, who is also a minority shareholder of Northern Star Industries, Inc., as an executive officer of the company.

16	SUBSEQUENT EVENTS

The company evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

17	QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for fiscal 2015 and 2014 are as follows:

Fiscal year ended October 31, 2015 Quarter	First	Second	Third	Fourth

Net sales	$474,211	$826,242	$609,615	$480,807
Gross profit	168,999	281,972	216,390	168,574
Net earnings	30,950	93,763	53,324	23,554
Basic net earnings per share[1]	.55	1.68	.96	.43
Diluted net earnings per share[1]	.54	1.64	.94	.42

Fiscal year ended October 31, 2014 Quarter	First	Second	Third	Fourth

Net sales	$445,981	$745,030	$567,540	$414,140
Gross profit	163,514	264,540	202,080	143,137
Net earnings	25,869	87,086	50,013	10,902
Basic net earnings per share[1]	0.45	1.54	0.89	0.19
Diluted net earnings per share[1]	0.44	1.51	0.87	0.19

1
Net earnings per share amounts do not sum to equal full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

   In the first quarter of 2015, the company acquired substantially all of the assets of the BOSS professional snow and ice management business of privately held Northern Star Industries, Inc. BOSS represented approximately 19 percent of the company's total consolidated assets and 5 percent of the company's consolidated net sales as of and for the fiscal year ended October 31, 2015. As the acquisition occurred in the first quarter of 2015, the scope of management's assessment of the effectiveness of internal control over financial reporting does not include the BOSS business. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the company's scope in the year of acquisition.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One – Election of Directors – Information About Board Nominees and Continuing Directors," "Corporate Governance – Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers," and "Corporate Governance – Board Committees," in the company's proxy statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC.

   During the fourth quarter of fiscal 2015, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in the company's proxy statement for its 2015 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Officers, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance – Director Independence" and "Corporate Governance – Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees" and "Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures" in the company's proxy statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC.

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

•
Management's Report on Internal Control over Financial Reporting.
•
Report of Independent Registered Public Accounting Firm.
•
Consolidated Statements of Earnings for the fiscal years ended October 31, 2015, 2014, and 2013.
•
Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2015, 2014, and 2013.
•
Consolidated Balance Sheets as of October 31, 2015 and 2014.
•
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2015, 2014, and 2013.
•
Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2015, 2014, and 2013.
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

2.1 (1) Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.2 (2) First Amendment to Agreement to Form Joint Venture dated June 6, 2012, by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.3 (1) Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.4 Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year end October 31, 2012, Commission File No. 1-8649).**

2.5 (2) Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC, dated June 6, 2012, by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.6 Receivable Purchase Agreement, by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.7 Second Amended and Restated Repurchase Agreement (Two Step), dated as of October 29, 2010, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 29, 2010, Commission File No. 1-8649).**

2.8 First Amendment to Second Amended and Restated Repurchase Agreement (Two Step), by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, Commission File No. 1-8649).

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

2.11 Fourth Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated January 1, 2015, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2015, Commission File No. 1-8649).

2.12 Asset Purchase Agreement dated as of October 27, 2014 among The Toro Company, Northern Star Industries, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 27, 2014, Commission File No. 1-8649).**

3.1 and 4.1 Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

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

10.1 The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 17, 2015, Commission File No. 1-8649).*
10.2 Amendment No. 1 to The Toro Company Amended and Restated 2010 Equity and Incentive Plan (filed herewith).*

10.3 The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.4 The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.5 The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.6 The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.7 The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.8 The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2009 (incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).*

10.9 The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2009, Commission File No. 1-8649).*

10.10 Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.11 Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to 10.14 to Registrant's Annual Report on Form 10-K for fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.12 Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.2 to Registrant's Registration Statement on Form S-8 filed with the Commission on May 20, 2015, Registration No. 333-204336).*

10.13 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.14 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.15 Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.3 to Registrant's Registration Statement on Form S-8 filed with the Commission on May 20, 2015, Registration No. 333-204336).*

10.16 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*

10.17 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.18 Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, filed herewith.*

10.19 Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, filed herewith.*

10.20 Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.6 to Registrant's Registration Statement on Form S-8 filed with the Commission on May 20, 2015, Registration No. 333-204336).*

10.21 Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.22 Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan (incorporated by reference to 99.7 to Registrant's Registration Statement on Form S-8 filed with the Commission on May 20, 2015, Registration No. 333-204336).*

10.23 Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.24 The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*

10.25 Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.26 Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 19, 2015, Commission File No. 1-8649).*

10.27 Credit Agreement dated as of October 27, 2014 among The Toro Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 27, 2014, Commission File No. 1-8649).

10.28 (1) Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.29 (2) First Amendment to Credit and Security Agreement, dated June 6, 2012, by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated May 4, 2012, Commission File No. 1-8649).
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

101 The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on December 23, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2015, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2015, (iii) Consolidated Balance Sheets as of October 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2015, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2015, and (vi) Notes to Consolidated Financial Statements (filed herewith).
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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2015
Allowance for doubtful accounts and notes receivable reserves	$1,481	$350	$453	$1,378

Fiscal year ended October 31, 2014
Allowance for doubtful accounts and notes receivable reserves	3,425	(79)	1,865	1,481

Fiscal year ended October 31, 2013
Allowance for doubtful accounts and notes receivable reserves	3,733	123	431	3,425

1
Provision/(recovery).
2
Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the beginning of the fiscal year	Charged to costs and expenses[1]	Deductions[2]	Balance as of the end of the fiscal year

Fiscal year ended October 31, 2015
Accrued advertising and marketing programs	$66,169	$318,211	$307,691	$76,689

Fiscal year ended October 31, 2014
Accrued advertising and marketing programs	64,191	306,650	304,672	66,169

Fiscal year ended October 31, 2013
Accrued advertising and marketing programs	56,264	287,217	279,290	64,191

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

THE TORO COMPANY (Registrant)
By:	/s/ Renee J. Peterson Renee J. Peterson	Dated: December 23, 2015
Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Hoffman Michael J. Hoffman	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)	December 23, 2015
/s/ Renee J. Peterson Renee J. Peterson	Vice President, Treasurer and Chief Financial Officer (principal financial officer)	December 23, 2015
/s/ Thomas J. Larson Thomas J. Larson	Vice President, Corporate Controller (principal accounting officer)	December 23, 2015
/s/ Robert C. Buhrmaster Robert C. Buhrmaster	Director	December 23, 2015
/s/ Janet K. Cooper Janet K. Cooper	Director	December 23, 2015
/s/ Gary L. Ellis Gary L. Ellis	Director	December 23, 2015
/s/ Jeffrey M. Ettinger Jeffrey M. Ettinger	Director	December 23, 2015
/s/ Katherine J. Harless Katherine J. Harless	Director	December 23, 2015
/s/ James C. O'Rourke James C. O'Rourke	Director	December 23, 2015
/s/ Gregg W. Steinhafel Gregg W. Steinhafel	Director	December 23, 2015
/s/ Christopher A. Twomey Christopher A. Twomey	Director	December 23, 2015