Form 10-Q
period 2016-01-29
TORO CO
filed 2016-03-02
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 29, 2016

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

The number of shares of the registrant’s common stock outstanding as of February 23, 2016 was 54,451,695.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 29,	January 30,
	2016	2015
Net sales	$486,398	$474,211
Cost of sales	303,744	305,212
Gross profit	182,654	168,999
Selling, general, and administrative expense	128,815	124,577
Operating earnings	53,839	44,422
Interest expense	(4,654)	(4,716)
Other income, net	4,512	2,267
Earnings before income taxes	53,697	41,973
Provision for income taxes	14,436	11,023
Net earnings	$39,261	$30,950

Basic net earnings per share of common stock	$0.71	$0.55

Diluted net earnings per share of common stock	$0.70	$0.54

Weighted-average number of shares of common stock outstanding — Basic	55,014	56,043

Weighted-average number of shares of common stock outstanding — Diluted	56,163	57,242

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	January 29,	January 30,
	2016	2015
Net earnings	$39,261	$30,950
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,791)	(8,126)
Derivative instruments, net of tax of $338 and $2,450, respectively	(1,059)	2,778
Other comprehensive loss	(5,850)	(5,348)
Comprehensive income	$33,411	$25,602

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	January 29,	January 30,	October 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$118,140	$82,914	$126,275
Receivables, net	190,297	205,287	177,013
Inventories, net	422,036	364,390	334,514
Prepaid expenses and other current assets	36,983	41,084	34,782
Deferred income taxes	37,633	40,414	38,095
Total current assets	805,089	734,089	710,679

Property, plant, and equipment	811,222	777,116	804,598
Less accumulated depreciation	589,699	562,333	579,603
	221,523	214,783	224,995

Long-term deferred income taxes	28,367	25,629	28,568
Other assets	27,510	24,029	24,873
Goodwill	195,222	194,934	195,533
Other intangible assets, net	116,123	128,704	119,010
Total assets	$1,393,834	$1,322,168	$1,303,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$23,398	$20,340	$23,134
Short-term debt	52,912	47,000	222
Accounts payable	211,216	195,569	152,017
Accrued liabilities	262,888	245,299	268,361
Total current liabilities	550,414	508,208	443,734

Long-term debt, less current portion	341,127	364,662	354,818
Deferred revenue	11,246	10,812	11,365
Other long-term liabilities	31,118	24,646	31,576

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 54,482,554 shares as of January 29, 2016, 55,646,389 shares as of January 30, 2015, and 54,650,916 shares as of October 31, 2015	54,483	55,646	54,651
Retained earnings	441,139	379,247	437,357
Accumulated other comprehensive loss	(35,693)	(21,053)	(29,843)
Total stockholders’ equity	459,929	413,840	462,165
Total liabilities and stockholders’ equity	$1,393,834	$1,322,168	$1,303,658

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	January 29,	January 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$39,261	$30,950
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash income from finance affiliate	(1,878)	(1,460)
Provision for depreciation and amortization, and impairment loss	15,741	14,849
Stock-based compensation expense	2,477	2,684
Increase in deferred income taxes	—	(152)
Other	(464)	(21)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(12,614)	(50,390)
Inventories, net	(92,918)	(80,283)
Prepaid expenses and other assets	(4,584)	(4,745)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	56,219	65,177
Net cash provided by (used in) operating activities	1,240	(23,391)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,680)	(10,099)
Proceeds from asset disposals	60	23
Distributions from (contributions to) finance affiliate, net	765	(385)
Proceeds from sale of a business	1,500	—
Acquisition, net of cash acquired	—	(197,782)
Net cash used in investing activities	(8,355)	(208,243)

Cash flows from financing activities:
Increase in short-term debt	51,789	25,717
Repayments of long-term debt	(13,442)	(130)
Excess tax benefits from stock-based awards	3,362	3,140
Proceeds from exercise of stock options	2,495	2,379
Purchases of Toro common stock	(27,485)	(14,678)
Dividends paid on Toro common stock	(16,496)	(14,014)
Net cash provided by financing activities	223	2,414

Effect of exchange rates on cash and cash equivalents	(1,243)	(2,739)

Net decrease in cash and cash equivalents	(8,135)	(231,959)
Cash and cash equivalents as of the beginning of the fiscal period	126,275	314,873
Cash and cash equivalents as of the end of the fiscal period	$118,140	$82,914

Supplemental disclosure of cash flow information:
Debt issued in connection with an acquisition	$—	$31,161

See accompanying notes to condensed consolidated financial statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

January 29, 2016

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the three months ended January 29, 2016 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2016.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The policies described in that report are used for preparing quarterly reports.

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

Divestiture

On November 27, 2015, in the first quarter of fiscal 2016, the company completed the sale of its Northwestern U.S. distribution company. The divestiture was not material based on the company’s consolidated financial condition and results of operations.

Stock-Based Compensation

Stock Option Awards

Under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended (the “2010 plan”), stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

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

The following table illustrates the weighted-average assumptions for options granted in the following fiscal periods.

	Fiscal 2016	Fiscal 2015
Expected life of option in years	5.98	5.94
Expected stock price volatility	24.06%	29.66%
Risk-free interest rate	1.81%	1.61%
Expected dividend yield	1.24%	1.29%
Grant date per share weighted-average fair value	$17.58	$16.81

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2016 and 2015 was $77.77 and $65.68, respectively.

Restricted Stock and Restricted Stock Unit Awards

Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first quarter of fiscal 2016 and 2015 was $77.24 and $62.62, respectively.

Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
	January 29,	January 30,
(Shares in thousands)	2016	2015
Basic
Weighted-average number of shares of common stock	54,977	55,997
Assumed issuance of contingent shares	37	46
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,014	56,043
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	55,014	56,043
Effect of dilutive securities	1,149	1,199
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	56,163	57,242

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options to purchase 199,281 and 198,770 shares of common stock during the first quarter of fiscal 2016 and 2015, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.

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

Inventories were as follows:

	January 29,	January 30,	October 31,
(Dollars in thousands)	2016	2015	2015
Raw materials and work in process	$115,373	$123,677	$107,086
Finished goods and service parts	370,703	308,208	291,468
Total FIFO value	486,076	431,885	398,554
Less: adjustment to LIFO value	64,040	67,495	64,040
Total	$422,036	$364,390	$334,514

Goodwill

The changes in the net carrying amount of goodwill for the first quarter of fiscal 2016 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2015	$184,766	$10,767	$195,533
Translation adjustments	(168)	(143)	(311)
Balance as of January 29, 2016	$184,598	$10,624	$195,222

Other Intangible Assets

The components of other intangible assets were as follows:

(Dollars in thousands) January 29, 2016	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$15,167	$(10,334)	$4,833
Non-compete agreements	5.5	6,901	(6,326)	575
Customer-related	19.1	84,502	(11,346)	73,156
Developed technology	7.6	28,739	(21,300)	7,439
Trade names	19.2	28,715	(3,215)	25,500
Other		800	(800)	—
Total amortizable		164,824	(53,321)	111,503
Non-amortizable - trade names		4,620	—	4,620
Total other intangible assets, net		$169,444	$(53,321)	$116,123

October 31, 2015	Weighted-average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$15,191	$(10,175)	$5,016
Non-compete agreements	5.5	6,922	(6,206)	716
Customer-related	19.1	84,599	(10,316)	74,283
Developed technology	7.6	28,804	(20,530)	8,274
Trade names	19.2	28,715	(2,825)	25,890
Other		800	(800)	—
Total amortizable		165,031	(50,852)	114,179
Non-amortizable - trade names		4,831	—	4,831
Total other intangible assets, net		$169,862	$(50,852)	$119,010

Amortization expense for intangible assets during the first quarter of fiscal 2016 was $3.2 million. Estimated amortization expense for the remainder of fiscal 2016 and succeeding fiscal years is as follows: fiscal 2016 (remainder), $7.7 million; fiscal 2017, $9.5 million; fiscal 2018, $7.4 million; fiscal 2019, $6.6 million; fiscal 2020, $6.0 million; fiscal 2021, $5.6 million; and after fiscal 2021, $68.7 million.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. Each of the company and TCFIF contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 29, 2016 was $20.1 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.6 million as of January 29, 2016.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the three months ended January 29, 2016 and January 30, 2015 was $336.1 million and $239.2 million, respectively.

As of January 29, 2016, Red Iron’s total assets were $399.4 million and total liabilities were $354.8 million.

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

Warranty provisions, claims, and changes in estimates for the first quarter of each of fiscal 2016 and 2015 were as follows:

	Three Months Ended
	January 29,	January 30,
(Dollars in thousands)	2016	2015
Beginning balance	$70,734	$71,080
Warranty provisions	8,940	8,420
Warranty claims	(8,527)	(8,572)
Addition from an acquisition	—	786
Ending balance	$71,147	$71,714

Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The Distribution segment, which consists of our company-owned domestic distributorship, has been combined with the company’s corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables due to the insignificance of the segment.

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended January 29, 2016	Professional	Residential	Other	Total
Net sales	$338,836	$144,284	$3,278	$486,398
Intersegment gross sales	5,717	68	(5,785)	—
Earnings (loss) before income taxes	61,592	16,739	(24,634)	53,697
Total assets	854,106	263,407	276,321	1,393,834

Three months ended January 30, 2015	Professional	Residential	Other	Total
Net sales	$339,706	$134,743	$(238)	$474,211
Intersegment gross sales	10,520	84	(10,604)	—
Earnings (loss) before income taxes	55,659	13,727	(27,413)	41,973
Total assets	866,760	214,652	240,756	1,322,168

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended
	January 29,	January 30,
(Dollars in thousands)	2016	2015
Corporate expenses	$(24,783)	$(21,970)
Interest expense	(4,654)	(4,716)
Other	4,803	(727)
Total	$(24,634)	$(27,413)

Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	January 29,	January 30,	October 31,
(Dollars in thousands)	2016	2015	2015
Foreign currency translation adjustments	$29,393	$20,818	$24,328
Pension and postretirement benefits	5,112	5,110	5,386
Derivative instruments	1,188	(4,875)	129
Total accumulated other comprehensive loss	$35,693	$21,053	$29,843

The components and activity of AOCL for the first three months of fiscal 2016 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2015	$24,328	$5,386	$129	$29,843
Other comprehensive loss before reclassifications	5,065	(274)	165	4,956
Amounts reclassified from AOCL	—	—	894	894
Net current period other comprehensive loss (income)	$5,065	$(274)	$1,059	$5,850
Balance as of January 29, 2016	$29,393	$5,112	$1,188	$35,693

The components and activity of AOCL for the first three months of fiscal 2015 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705
Other comprehensive loss before reclassifications	8,282	(156)	(4,456)	3,670
Amounts reclassified from AOCL	—	—	1,678	1,678
Net current period other comprehensive loss (income)	$8,282	$(156)	$(2,778)	$5,348
Balance as of January 30, 2015	$20,818	$5,110	$(4,875)	$21,053

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheet, recognizing future changes in the fair value in other income, net. For the first quarter of fiscal 2016, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of January 29, 2016, the notional amount outstanding of forward contracts designated as cash flow hedges was $131.4 million. Additionally, the company has one cross currency interest rate swap instrument outstanding as of January 29, 2016 for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euros.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Asset Derivatives				Liability Derivatives
	January 29, 2016		January 30, 2015		January 29, 2016		January 30, 2015
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(Dollars in thousands)	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	$3,393	Prepaid expenses	$9,125	Accrued liabilities	$2,967	Accrued liabilities	$—
Cross currency contract	Prepaid expenses	142	Prepaid expenses	—	Accrued liabilities	—	Accrued liabilities	440

Derivatives Not Designated as Hedging Instruments

Forward currency contracts	Prepaid expenses	1,347	Prepaid expenses	4,901	Accrued liabilities	235	Accrued liabilities	—
Cross currency contract	Prepaid expenses	2,218	Prepaid expenses	1,930	Accrued liabilities	—	Accrued liabilities	—

Total Derivatives		$7,100		$15,956		$3,202		$440

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three months ended January 29, 2016 and January 30, 2015, respectively.

						Location of Gain (Loss)	Gain (Loss)
			Location of Gain			Recognized in Income	Recognized in Income
	Gain (Loss)		(Loss) Reclassified	Gain (Loss)		on Derivatives	on Derivatives
	Recognized in OCI on		from AOCL	Reclassified from		(Ineffective Portion	(Ineffective Portion and
	Derivatives		into Income	AOCL into Income		and excluded from	Excluded from
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
(Dollars in thousands)	January 29,	January 30,		January 29,	January 30,		January 29,	January 30,
For the three months ended	2016	2015		2016	2015		2016	2015
Forward currency contracts	$565	$4,178	Net sales	$1,080	$2,004	Other income, net	$(12)	$227
Forward currency contracts	(1,659)	(1,384)	Cost of sales	(314)	(313)
Cross currency contracts	34	(18)	Other income, net	128	(13)
Total	$(1,060)	$2,776		$894	$1,678

As of January 29, 2016, the company expects to reclassify approximately $0.7 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
		Three Months Ended
	Location of Gain (Loss)	January 29,	January 30,
(Dollars in thousands)	Recognized in Net Earnings	2016	2015
Forward currency contracts	Other income, net	$1,337	$8,261
Cross currency contracts	Other income, net	130	1,135
		$1,467	$9,396

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

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
January 29, 2016	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$4,740	$—	$4,740	$(3,202)	$—	$(3,202)
Cross currency contracts	2,360	—	2,360	—	—	—
	$7,100	$—	$7,100	$(3,202)	$—	$(3,202)

	Assets			Liabilities
	Gross Amounts	Gross Liabilities	Net Amounts	Gross Amounts	Gross Assets	Net Amounts of
(Dollars in thousands)	of Recognized	Offset in the	of Assets Presented	of Recognized	offset in the	Liabilities Presented
January 30, 2015	Assets	Balance Sheet	in the Balance Sheet	Liabilities	Balance Sheet	in the Balance Sheet
Forward currency contracts	$15,781	$(1,755)	$14,026	$—	$—	$—
Cross currency contracts	1,930	—	1,930	(440)	—	(440)
	$17,711	$(1,755)	$15,956	$(440)	$—	$(440)

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

Assets and liabilities measured at fair value on a recurring basis, as of January 29, 2016, January 30, 2015, and October 31, 2015 are summarized below:

(Dollars in thousands)
January 29, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$118,140	$118,140	$—	—
Forward currency contracts	4,740	—	4,740	—
Cross currency contracts	2,360	—	2,360	—
Total assets	$125,240	$118,140	$7,100	—
Liabilities:
Forward currency contracts	$3,202	—	$3,202	—
Deferred compensation liabilities	1,524	—	1,524	—
Total liabilities	$4,726	—	$4,726	—

January 30, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$82,914	$82,914	$—	—
Forward currency contracts	14,026	—	14,026	—
Cross currency contracts	1,930	—	1,930
Total assets	$98,870	$82,914	$15,956	—
Liabilities:
Cross currency contracts	$440	—	$440	—
Deferred compensation liabilities	2,016	—	2,016	—
Total liabilities	$2,456	—	$2,456	—

October 31, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$126,275	$126,275	$—	—
Forward currency contracts	3,173	—	3,173	—
Cross currency contracts	2,136	—	2,136	—
Total assets	$131,584	$126,275	$5,309	—
Liabilities:
Forward currency contracts	$1,711	—	$1,711	—
Cross currency contracts	134	—	134	—
Deferred compensation liabilities	1,652	—	1,652	—
Total liabilities	$3,497	—	$3,497	—

There were no transfers between Level 1 and Level 2 during the three months ended January 29, 2016, January 30, 2015, or the twelve months ended October 31, 2015.

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

Related Party Transaction

On November 14, 2014, during the first quarter of fiscal 2015, the company acquired substantially all of the assets (excluding accounts receivable) of the BOSS® professional snow and ice management business of privately held Northern Star Industries, Inc. The purchase price included a cash payment and issuance of an unsecured promissory note in the aggregate principal amount of $30 million. Under the terms of the note, interest will accrue at the rate of 4.0% per year and principal payments of $10 million each, together with accrued interest, will be payable on the first, second, and third anniversaries of the closing date of the acquisition, subject to certain conditions. Effective as of the closing of the acquisition on November 14, 2014, the company hired David J. Brule II, who is also a minority shareholder of Northern Star Industries, Inc., as an executive officer of the company. During the first quarter of fiscal 2016, the first principal payment of $10 million plus interest was paid in accordance with the terms of the note.

Subsequent Events

The company evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nature of Operations

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, snow and ice management products, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and over the Internet. Our businesses are organized into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorship, has been combined with our corporate activities and is shown as “Other.” We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled “Forward-Looking Information” located at the end of Part I, Item 2 of this report for more information.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2016, our net sales were up 2.6 percent compared to the first quarter of fiscal 2015. Residential segment net sales increased 7.1 percent, driven by strong demand and higher preseason shipments of zero-turn radius riding mowers due to improved product availability. The sales increase in our residential segment was partially offset by lower sales of snow thrower products due to a lack of snow fall in key markets in the first quarter of fiscal 2016, as well as a decline in shipments of walk power mowers. Professional segment net sales decreased slightly by 0.3 percent due to unfavorable foreign currency exchange rates, which was also the main contributing factor for a decline in international sales of golf and grounds equipment for the first quarter comparison. Additionally, BOSS sales decreased due to a lack of snow fall in key markets in the first quarter of fiscal 2016. These decreases were offset by continued growth and demand for our landscape contractor and specialty construction equipment products due primarily to our new and innovative product offerings. Additionally, overall international net sales were down 11.0 percent for the fiscal first quarter comparison mainly due to unfavorable currency exchange rates.

Our net earnings increased 26.9 percent for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Our gross margin rate increased 200 basis points, which was partially offset by an increase in our selling, general, and administrative (“SG&A”) expense as a percentage of net sales of 30 basis points. Additionally, an increase in other income contributed to our improvement in net earnings.

We increased our first quarter cash dividend by 20 percent to $0.30 per share compared to the $0.25 per share quarterly cash dividend paid in the first quarter of fiscal 2015.

Inventory levels increased $57.6 million, or 15.8 percent, as of the end of the first quarter of fiscal 2016 compared to the end of the first quarter of fiscal 2015 due to higher snow thrower and BOSS inventory levels as a result of unfavorable weather conditions, as well as increased residential segment riding products and landscape contractor inventory due to the timing of production in anticipation of strong demand this fiscal year. Receivables decreased $15.0 million, or 7.3 percent, largely due to additional customers financing receivables with Red Iron as of the end of the first quarter of fiscal 2016 compared to the end of the first quarter of fiscal 2015. Field inventory levels were also up as of the end of the first quarter of fiscal 2016 compared to the end of the first quarter of fiscal 2015 primarily due to higher field inventory levels of residential snow thrower and riding products, as well as higher landscape contractor field inventory levels in anticipation of strong retail demand in fiscal 2016.

Our multi-year initiative, “Destination PRIME,” which began with our 2015 fiscal year, continues our journey into our second century. This is our second year of this three-year initiative, which is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we intend to strive to achieve our goals by pursuing a progression of annual milestones. Our organic revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to less than 13 percent by the end of fiscal 2017. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Net Earnings

Net earnings for the first quarter of fiscal 2016 were $39.3 million, or $0.70 per diluted share, compared to $31.0 million, or $0.54 per diluted share, for the first quarter of fiscal 2015, resulting in a net earnings per diluted share increase of 29.6 percent. The primary factors contributing to the net earnings increase included higher net sales, an increase in our gross margin rate, and recovery for a litigation settlement, partially offset by higher SG&A expense. Our fiscal 2016 first quarter diluted net earnings per share were benefited by approximately $0.01 per share compared to fiscal 2015 first quarter diluted net earnings per share as a result of reduced shares outstanding from repurchases of our common stock.

The following table summarizes our results of operations as a percentage of our net sales:

	Three Months Ended
	January 29,	January 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	(62.4)	(64.4)
Gross margin	37.6	35.6
SG&A expense	(26.5)	(26.2)
Operating earnings	11.1	9.4
Interest expense	(1.0)	(1.0)
Other income, net	1.0	0.4
Provision for income taxes	(3.0)	(2.3)
Net earnings	8.1%	6.5%

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2016 were $486.4 million compared to $474.2 million in the first quarter of fiscal 2015, an increase of 2.6 percent. Residential segment net sales increased by 7.1 percent compared to the first quarter of fiscal 2015 due to higher preseason shipments of zero-turn radius riding mowers as a result of improved product availability after production delays from supply inefficiencies negatively affected sales in fiscal 2015 and such production delays were not repeated in fiscal 2016. Partially offsetting the residential segment sales increase were lower sales of snow thrower products due to a lack of snow fall during the first quarter of fiscal 2016, a decrease in shipments of walk power mowers, and unfavorable currency exchange rates. Professional segment net sales in the first quarter of fiscal 2016 slightly decreased by 0.3 percent compared to the first quarter of fiscal 2015 due to unfavorable foreign currency exchange rates, which was also the main contributing factor for a decline in international sales of golf and grounds equipment for the first quarter comparison. Additionally, BOSS sales declined due to lower snow falls in key markets in the first quarter of fiscal 2016. However, these decreases were offset by continued growth and demand for our landscape contractor equipment and higher sales of specialty construction equipment driven by strong demand for new products we introduced. Net sales for our other segment were up $3.5 million due to a decrease in sales that are eliminated for shipments to our company-owned distribution companies as a result of the sale of our Northwestern U.S. distribution company early in the first quarter of fiscal 2016. Our overall international net sales were down 11.0 percent primarily from unfavorable foreign currency exchange rate fluctuations that resulted in a decline of approximately $14 million of our overall net sales for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2016 increased 200 basis points to 37.6 percent compared to 35.6 percent in the first quarter of fiscal 2015. This increase was primarily attributable to the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value related to the acquisition of the BOSS business in fiscal 2015, productivity improvements, lower commodity prices, and improved price realization. These increases were partially offset by unfavorable currency exchange rate fluctuations.

Selling, General, and Administrative Expense

SG&A expense for the first quarter of fiscal 2016 increased $4.2 million, or 3.4 percent, compared to the same period last fiscal year. SG&A expense as a percentage of net sales increased 30 basis points to 26.5 percent in the first quarter of fiscal 2016 compared to 26.2 percent in the first quarter of fiscal 2015. This increase was primarily due to higher employee incentive compensation expense, increased expenses for advertising, and higher warehousing costs from increased inventory levels.

Interest Expense

Interest expense for the first quarter of fiscal 2016 decreased slightly by 1.3 percent compared to the first quarter of fiscal 2015 due to repayments of long-term debt.

Other Income, Net

Other income, net for the first quarter of fiscal 2016 was $4.5 million compared to $2.3 million for the same period last fiscal year, an increase of $2.2 million. The increase was primarily due to recovery from a litigation settlement, higher earnings from our equity investment in Red Iron, and a gain on the sale of our Northwestern U.S. distribution company.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2016 was 26.9 percent compared to 26.3 percent in the first quarter of fiscal 2015. The increase in the tax rate was the result of a slightly lower rate benefit from the federal research credit extension year over year due to higher pre-tax earnings in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015.

BUSINESS SEGMENTS

We operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our company-owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables. Operating earnings for our Professional and Residential segments are defined as operating earnings plus other income, net. Operating loss for “Other” includes operating earnings (loss), corporate activities, other income, net, and interest expense.

The following table summarizes net sales by segment:

	Three Months Ended
	January 29,	January 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$338,836	$339,706	$(870)	(0.3)%
Residential	144,284	134,743	9,541	7.1
Other	3,278	(238)	3,516	NM
Total*	$486,398	$474,211	$12,187	2.6%

* Includes international sales of:	$127,246	$142,901	$(15,655)	(11.0)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	January 29,	January 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$61,592	$55,659	$5,933	10.7%
Residential	16,739	13,727	3,012	21.9
Other	(24,634)	(27,413)	2,779	10.1
Total	$53,697	$41,973	$11,724	27.9%

Professional

Net Sales. Worldwide net sales for the professional segment in the first quarter of fiscal 2016 were slightly down 0.3 percent compared to the first quarter of fiscal 2015 mainly due to unfavorable foreign currency exchange rates fluctuations, which was also the main contributing factor for a decline in international sales of golf and grounds equipment for the first quarter comparison. Sales of BOSS products decreased for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to a lack of snow fall in key markets in the first quarter of fiscal 2016. Partially offsetting these negative factors for professional segment net sales for the first quarter comparison were higher sales of landscape contractor equipment due primarily to continued growth and demand for our innovative product offerings and newly introduced products as contractors continued to invest in equipment for the upcoming spring and summer season. Sales of specialty construction equipment products were also up for the first quarter of fiscal 2016 compared to the same period last fiscal year due primarily to demand for our new product offerings and continued growth of the rental market. Field inventory levels of professional segment products were higher as of the end of the first quarter of fiscal 2016 compared to the end of the first quarter of fiscal 2015 due primarily to strong preseason shipments of landscape contractor equipment in anticipation of retail demand in fiscal 2016.

Operating Earnings. Operating earnings for the professional segment were $61.6 million in the first quarter of fiscal 2016 compared to $55.7 million in the first quarter of fiscal 2015, an increase of 10.7 percent. Expressed as a percentage of net sales, professional segment operating margin increased to 18.2 percent in the first quarter of fiscal 2016 compared to 16.4 percent in the first quarter of fiscal 2015. These profit increases in operating earnings and margin were driven by higher gross margins in the first quarter of fiscal 2016 compared to the same period last fiscal year mainly due to the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value related to the acquisition of the BOSS business in fiscal 2015 that was not repeated this fiscal quarter, productivity improvements, lower commodity prices, and improved price realization, slightly offset by unfavorable foreign currency exchange rate fluctuations. SG&A expense as a percentage of net sales increased due to higher fixed SG&A costs over flat sales volumes.

Residential

Net Sales. Worldwide net sales for the residential segment in the first quarter of fiscal 2016 were up 7.1 percent compared to the first quarter of fiscal 2015. This sales increase was primarily attributable to higher preseason shipments of zero-turn radius riding mowers along with improved product availability after production delays from supply inefficiencies that negatively impacted sales in fiscal 2015 and such production delays were not repeated in fiscal 2016. Partially offsetting the increase was lower sales of snow thrower products due to a lack of snow fall in key markets during the first quarter of fiscal 2016. Lower shipments of walk power mowers and unfavorable currency exchange rates also dampened the residential segment sales increase in the first quarter of fiscal 2016 compared to the same period last fiscal year. Field inventory levels of residential segment products were up as of the end of the first quarter of fiscal 2016 compared to the end of the first quarter of fiscal 2015 due to strong preseason demand for zero-turn radius riding mowers from improved product availability and influenced, in part, by last year’s supply inefficiencies, as well as higher inventory levels of snow throwers.

Operating Earnings. Operating earnings for the residential segment were $16.7 million in the first quarter of fiscal 2016 compared to $13.7 million in the first quarter of fiscal 2015, an increase of 21.9 percent. Expressed as a percentage of net sales, residential segment operating margins increased to 11.6 percent in the first quarter of fiscal 2016 compared to 10.2 percent in the first quarter of fiscal 2015. These increases in operating earnings and margin were primarily attributable to gross profit increases from lower commodity prices and freight costs, slightly offset by unfavorable changes in foreign currency exchange rates. Leveraging SG&A costs over higher sales volumes also contributed to the improvement in operating earnings and margin for the residential segment.

Other

Net Sales. Net sales for the other segment include sales from our wholly owned domestic distribution companies less sales from the professional and residential segments to those distribution companies. The other segment net sales increased $3.5 million for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to a decrease in sales that are eliminated for shipments to our company-owned distribution companies as a result of the sale of our Northwestern U.S. distribution company in the first quarter of fiscal 2016.

Operating Loss. Operating loss for the other segment was down by $2.8 million, or 10.1 percent, for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The lower operating loss was primarily attributable to recovery from a litigation settlement, higher earnings from our equity investment in Red Iron, and a gain on the sale of our Northwestern U.S. distribution company.

FINANCIAL POSITION

Working Capital

During the remainder of fiscal 2016, we plan to place an increased emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended January 29, 2016 was 16.4 percent compared to 15.5 percent for the twelve months ended January 30, 2015.

Inventory levels were up $57.6 million, or 15.8 percent, as of the end of the first quarter of fiscal 2016 compared to the end of the first quarter of fiscal 2015 due primarily to higher snow thrower and BOSS inventory levels from unfavorable weather conditions. Residential riding products and landscape contractor equipment inventory levels were also up due primarily to the timing of production in anticipation of strong demand this fiscal year. Receivables as of the end of the first quarter of fiscal 2016 decreased $15.0 million, or 7.3 percent, compared to the end of the first quarter of fiscal 2015 as a result of additional customers financing receivables with Red Iron. Our average days sales outstanding for receivables decreased to 33.4 days based on sales for the last twelve months ended January 29, 2016, compared to 34.8 days for the twelve months ended January 30, 2015. In addition, accounts payable increased as of the end of our first quarter of fiscal 2016 compared to the end of the first quarter of fiscal 2015, by $15.6 million, or 8.0 percent due to increased purchases of components.

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

Our Board of Directors approved a cash dividend of $0.30 per share for the first quarter of fiscal 2016 that was paid on January 11, 2016. This was an increase of 20 percent over our cash dividend of $0.25 per share for the first quarter of fiscal 2015.

Cash Flow. We historically have used more operating cash in the first quarter compared to other fiscal quarters due to the seasonality of our business. Cash provided by operating activities for the first three months of fiscal 2016 was $1.2 million compared to cash used in operating activities in the first three months of fiscal 2015 of $23.4 million, an improvement of $24.6 million. This change was due mainly to a decrease in accounts receivable and higher net earnings, partially offset by a higher increase in inventory levels for the first quarter comparison. Cash used in investing activities for the first quarter of fiscal 2016 decreased $199.9 million compared to the first quarter of fiscal 2015 due to cash utilized for the acquisition of the BOSS business in the first quarter of fiscal 2015. Cash provided by financing activities for the first quarter of fiscal 2016 decreased $2.2 million compared to the first quarter of fiscal 2015 as a result of repayments of long-term debt and an increase in cash utilized for share repurchases, partially offset by additional borrowings of short-term debt.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April, as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $10.9 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of January 29, 2016, we had $52.9 million outstanding short-term debt under these lines of credit compared to $47.0 million outstanding short-term debt as of January 30, 2015. As of January 29, 2016, we had $11.4 million of outstanding letters of credit and $96.6 million of unutilized availability under our credit agreements.

As of January 29, 2016, we had $364.5 million outstanding in long-term debt that includes $100.0 million in aggregate principal amount of 7.8% debentures due June 15, 2027, $125.0 million in aggregate principal amount of 6.625% senior notes due

May 1, 2037, and a $120.3 million term loan. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019. We also have outstanding $20.0 million in aggregate principal note to the former owners of the BOSS business.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 29, 2016, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of January 29, 2016, and we expect to be in compliance with all covenants during the remainder of fiscal 2016. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2016 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $8.1 million of receivables from us during the first quarter of fiscal 2016. As of January 29, 2016, $11.8 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first quarter of fiscal 2016, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid in the first quarter of fiscal 2015. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly lower for the remainder of fiscal 2016 as compared to fiscal 2015. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

Critical Accounting Policies and Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2015 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our existing revenue recognition policies and procedures.

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

No new accounting pronouncement that has been issued but not yet effective for us during the first quarter of fiscal 2016 has had or is expected to have a material impact on our consolidated financial statements.

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

•            Changes in our product mix impact our financial performance, including profit margins and net earnings, as our professional segment products generally have higher profit margins than our residential segment products.

•            We intend to grow our business in part through acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships, all of which are risky and could harm our business, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. If previous or future acquisitions do not produce the expected results or integration into our operations takes more time than expected, our business could be harmed. We cannot guarantee previous or future acquisitions, alliances, joint ventures or partnerships will in fact produce any benefits.

•            Our ability to manage our inventory levels to meet our customer’s demand for our products is important for our business. If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.

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

•            Our production employee population fluctuates during the year, with an increase in the number of our production employees, some of which may be new to our manufacturing processes, during periods of peak manufacturing activity and any failure by such production employees to adequately perform their jobs or our inability to properly train such production employees could adversely affect our business, operating results, and reputation.

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

•            Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws and regulations also may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase, or (ii) healthcare laws or regulations, such as the Patient Protection and Affordable Care Act, which may cause us to incur higher employee healthcare and other costs.

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

•            As a result of our Red Iron joint venture, we are dependent upon the joint venture to provide competitive inventory financing programs, including floor plan and open account receivable financing, to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by the joint venture, challenges or delays in transferring new distributors and dealers from any business we might acquire to this financing platform, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. See further discussion on these market risks below. See our most recently filed Annual Report on Form 10-K for discussion on equity market risk.

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

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2016 and 2017. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net. The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended January 29, 2016 were as follows:

Dollars in thousands (except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.7163	$44,461.2	$1,038.4	$937.5
Buy US dollar/Sell Canadian dollar	1.3304	15,145.3	905.3	17.7
Buy US dollar/Sell Euro	1.1186	86,326.2	1,171.8	1,177.9
Buy US dollar/Sell British pound	1.4453	25,437.9	633.7	443.6
Buy Euro/Sell US dollar	1.0894	7,802.2	—	2,217.6
Buy Mexican peso/Sell US dollar	16.5241	21,967.9	(3,216.6)	(665.5)
Buy Euro/Sell Romanian New Leu	4.5411	9,260.0	(221.1)	(141.7)

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. Included in long-term debt is $223.8 million of fixed-rate debt that is not subject to variable interest rate fluctuations, a fixed-rate promissory note for the principal amount of $20.0 million issued to the former owners of the BOSS business, and a $120.3 million LIBOR-based term loan, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. See our most recently filed Annual Report on Form 10-K (Item 7A Quantitative and Qualitative Disclosures about Market Risk). There has been no material change in this information.

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

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended January 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2016 stock repurchase activity:

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

November 1, 2015 through November 27, 2015	—	$—	—	1,159,314

November 28, 2015 through January 1, 2016	172,971	76.06	172,971	4,986,343

January 2, 2016 through January 29, 2016	205,289	68.47	203,870	4,782,473

Total	378,260	$71.94	376,841

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 376,841 shares during the period indicated above under this program and 782,473 shares remain available to repurchase under this program.

(2)         On December 3, 2015, the company’s Board of Directors authorized the repurchase of an additional 4,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the time period indicated above.

(3)         Includes 1,419 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $68.45 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,419 shares were not repurchased under the company’s repurchase program described in footnotes 1 and 2 above.

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2016, filed with the SEC on March 2, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended January 29, 2016 and January 30, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended January 29, 2016 and January 30, 2015, (iii) Condensed Consolidated Balance Sheets as of January 29, 2016, January 30, 2015, and October 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended January 29, 2016 and January 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: March 2, 2016	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer
and Chief Financial Officer
(duly authorized officer and principal financial officer)