Form 10-Q
period 2016-04-29
TORO CO
filed 2016-06-02
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2016

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

The number of shares of the registrant’s common stock outstanding as of May 27, 2016 was 55,032,963.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 29,	May 1,	April 29,	May 1,
	2016	2015	2016	2015
Net sales	$836,441	$826,242	$1,322,839	$1,300,453
Cost of sales	533,254	544,270	836,998	849,482
Gross profit	303,187	281,972	485,841	450,971
Selling, general, and administrative expense	148,097	143,517	276,912	268,094
Operating earnings	155,090	138,455	208,929	182,877
Interest expense	(4,721)	(4,768)	(9,375)	(9,484)
Other income, net	3,873	2,450	8,385	4,717
Earnings before income taxes	154,242	136,137	207,939	178,110
Provision for income taxes	48,561	42,374	62,997	53,397
Net earnings	$105,681	$93,763	$144,942	$124,713

Basic net earnings per share of common stock	$1.92	$1.68	$2.64	$2.23

Diluted net earnings per share of common stock	$1.89	$1.64	$2.58	$2.18

Weighted-average number of shares of common stock outstanding — Basic	54,904	55,864	54,959	55,954

Weighted-average number of shares of common stock outstanding — Diluted	55,986	57,073	56,077	57,157

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 29,	May 1,	April 29,	May 1,
	2016	2015	2016	2015
Net earnings	$105,681	$93,763	$144,942	$124,713
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	5,741	1,012	950	(7,114)
Derivative instruments, net of tax of $(2,042), $(2,598), $(1,653), and $(148), respectively	(1,533)	(4,117)	(2,592)	(1,339)
Other comprehensive (loss) income	4,208	(3,105)	(1,642)	(8,453)
Comprehensive income	$109,889	$90,658	$143,300	$116,260

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	April 29,	May 1,	October 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$174,639	$109,295	$126,275
Receivables, net	329,837	351,602	177,013
Inventories, net	369,070	341,440	334,514
Prepaid expenses and other current assets	36,683	38,210	34,782
Deferred income taxes	39,878	43,202	38,095
Total current assets	950,107	883,749	710,679

Property, plant, and equipment, gross	824,214	790,568	804,598
Less accumulated depreciation	602,145	570,627	579,603
Property, plant, and equipment, net	222,069	219,941	224,995

Long-term deferred income taxes	28,535	26,416	28,568
Other assets	33,102	29,625	24,873
Goodwill	195,358	194,854	195,533
Other intangible assets, net	113,570	124,542	119,010
Total assets	$1,542,741	$1,479,127	$1,303,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$23,286	$23,444	$23,134
Short-term debt	—	24,900	222
Accounts payable	260,504	256,391	152,017
Accrued liabilities	316,811	314,505	268,361
Total current liabilities	600,601	619,240	443,734

Long-term debt, less current portion	337,909	361,428	354,818
Deferred revenue	11,565	11,244	11,365
Other long-term liabilities	30,058	24,211	31,576

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 54,759,683 shares as of April 29, 2016, 55,264,659 shares as of May 1, 2015, and 54,650,916 shares as of October 31, 2015	54,760	55,265	54,651
Retained earnings	539,333	431,897	437,357
Accumulated other comprehensive loss	(31,485)	(24,158)	(29,843)
Total stockholders’ equity	562,608	463,004	462,165
Total liabilities and stockholders’ equity	$1,542,741	$1,479,127	$1,303,658

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	April 29,	May 1,
	2016	2015
Cash flows from operating activities:
Net earnings	$144,942	$124,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(4,551)	(3,709)
Provision for depreciation, amortization, and impairment loss	31,526	30,613
Stock-based compensation expense	5,197	5,090
Decrease/(increase) in deferred income taxes	253	(1,107)
Other	(464)	(47)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(150,072)	(193,552)
Inventories, net	(37,418)	(56,099)
Prepaid expenses and other assets	(91)	(5,168)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	147,832	194,514
Net cash provided by/(used in) operating activities	137,154	95,248

Cash flows from investing activities:
Purchases of property, plant, and equipment	(22,622)	(27,261)
Proceeds from asset disposals	203	57
Contributions to finance affiliate, net	(2,865)	(4,512)
Proceeds from sale of business	1,500	—
Acquisition, net of cash acquired	—	(198,329)
Net cash provided by/(used in) investing activities	(23,784)	(230,045)

Cash flows from financing activities:
Repayments of short-term debt	(1,161)	(1,283)
(Repayments of)/increase in long-term debt	(16,788)	(276)
Excess tax benefits from stock-based awards	11,285	5,057
Proceeds from exercise of stock options	14,684	5,168
Purchases of Toro common stock	(41,018)	(49,323)
Dividends paid on Toro common stock	(33,005)	(27,975)
Net cash provided by/(used in) financing activities	(66,003)	(68,632)

Effect of exchange rates on cash and cash equivalents	997	(2,149)

Net increase/(decrease) in cash and cash equivalents	48,364	(205,578)
Cash and cash equivalents as of the beginning of the fiscal period	126,275	314,873
Cash and cash equivalents as of the end of the fiscal period	$174,639	$109,295

Supplemental disclosure of cash flow information:
Debt issued in connection with an acquisition	$—	$31,161

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 29, 2016

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended April 29, 2016 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2016.

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

Note 2 — Divestiture

On November 27, 2015, in the first quarter of fiscal 2016, the company completed the sale of its Northwestern U.S. distribution company. The divestiture was not material based on the company’s consolidated financial condition and results of operations.

Note 3 — Investment in Joint Venture

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of April 29, 2016 was $26.4 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. In addition, the company has provided recourse to Red Iron for certain outstanding receivables, which amounted to a maximum amount of $0.7 million as of April 29, 2016.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the six months ended April 30, 2016 and April 30, 2015 was $932.7 million and $711.9 million, respectively.

As of April 30, 2016, Red Iron’s total assets were $524.3 million and total liabilities were $465.1 million.

Note 4 — Inventories

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

Inventories were as follows:

	April 29,	May 1,	October 31,
(Dollars in thousands)	2016	2015	2015
Raw materials and work in process	$100,739	$117,451	$107,086
Finished goods and service parts	332,371	291,484	291,468
Total FIFO value	433,110	408,935	398,554
Less: adjustment to LIFO value	64,040	67,495	64,040
Total inventories, net	$369,070	$341,440	$334,514

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first six months of fiscal 2016 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2015	$184,766	$10,767	$195,533
Translation adjustments	(110)	(65)	(175)
Balance as of April 29, 2016	$184,656	$10,702	$195,358

The components of other intangible assets were as follows:

(Dollars in thousands)	Weighted-average	Gross Carrying	Accumulated
April 29, 2016	Life (Years)	Amount	Amortization	Net
Patents	9.9	$15,175	$(10,524)	$4,651
Non-compete agreements	5.5	6,907	(6,474)	433
Customer-related	19.1	84,528	(12,482)	72,046
Developed technology	7.6	28,757	(22,152)	6,605
Trade names	19.2	28,715	(3,555)	25,160
Other		800	(800)	—
Total amortizable		164,882	(55,987)	108,895
Non-amortizable - trade names		4,675	—	4,675
Total other intangible assets, net		$169,557	$(55,987)	$113,570

(Dollars in thousands)	Weighted-average	Gross Carrying	Accumulated
October 31, 2015	Life (Years)	Amount	Amortization	Net
Patents	9.9	$15,191	$(10,175)	$5,016
Non-compete agreements	5.5	6,922	(6,206)	716
Customer-related	19.1	84,599	(10,316)	74,283
Developed technology	7.6	28,804	(20,530)	8,274
Trade names	19.2	28,715	(2,825)	25,890
Other		800	(800)	—
Total amortizable		165,031	(50,852)	114,179
Non-amortizable - trade names		4,831	—	4,831
Total other intangible assets, net		$169,862	$(50,852)	$119,010

During the second quarter of fiscal 2015, the company determined certain amortizable intangible assets were impaired based on its assessment that the carrying amount may not be recovered. Based on the company’s impairment analysis, the company wrote down $1.4 million of other intangible assets.

Amortization expense for intangible assets during the first six months of fiscal 2016 was $5.6 million, compared to $5.3 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2016 and succeeding fiscal years is as follows: fiscal 2016 (remainder), $5.1 million; fiscal 2017, $9.4 million; fiscal 2018, $7.4 million; fiscal 2019, $6.6 million; fiscal 2020, $6.0 million; fiscal 2021, $5.6 million; and after fiscal 2021, $68.8 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	April 29,	May 1,	October 31,
(Dollars in thousands)	2016	2015	2015
Foreign currency translation adjustments	$23,581	$19,751	$24,328
Pension and post-retirement benefits	5,183	5,165	5,386
Derivative instruments	2,721	(758)	129
Total accumulated other comprehensive loss	$31,485	$24,158	$29,843

The components and activity of AOCL for the first six months of fiscal 2016 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2015	$24,328	$5,386	$129	$29,843
Other comprehensive loss (income) before reclassifications	(747)	(203)	1,684	734
Amounts reclassified from AOCL	—	—	908	908
Net current period other comprehensive (income) loss	(747)	(203)	2,592	1,642
Balance as of April 29, 2016	$23,581	$5,183	$2,721	$31,485

The components and activity of AOCL for the first six months of fiscal 2015 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705
Other comprehensive loss (income) before reclassifications	7,215	(101)	(5,393)	1,721
Amounts reclassified from AOCL	—	—	6,732	6,732
Net current period other comprehensive (income) loss	7,215	(101)	1,339	8,453
Balance as of May 1, 2015	$19,751	$5,165	$(758)	$24,158

Note 7 — Stock-Based Compensation

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

The following table illustrates the assumptions for options granted in the following fiscal periods:

	Fiscal 2016	Fiscal 2015
Expected life of option in years	5.98	5.95
Expected stock price volatility	24.06%	29.67%
Risk-free interest rate	1.81%	1.61%
Expected dividend yield	1.24%	1.29%
Grant date per share weighted-average fair value	$17.58	$16.81

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2016 and 2015 was $77.77 and $65.68, respectively. No performance share awards were granted during the second quarter of fiscal 2016 or 2015.

Restricted Stock and Restricted Stock Unit Awards

Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first six months of fiscal 2016 and 2015 was $77.34 and $63.60, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 29,	May 1,	April 29,	May 1,
(Shares in thousands)	2016	2015	2016	2015
Basic
Weighted-average number of shares of common stock	54,904	55,864	54,940	55,931
Assumed issuance of contingent shares	—	—	19	23
Weighted-average number of shares of common stock and assumed issuance of contingent shares	54,904	55,864	54,959	55,954
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	54,904	55,864	54,959	55,954
Effect of dilutive securities	1,082	1,209	1,118	1,203
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	55,986	57,073	56,077	57,157

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options to purchase 278,317 and 268,298 shares of common stock during the second quarter of fiscal 2016 and 2015, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive. For the year-to-date periods through the second quarter of fiscal 2016 and 2015, options to purchase 245,752 and 247,379 shares of common stock, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive.

Note 9 — Segment Data

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended April 29, 2016	Professional	Residential	Other	Total
Net sales	$595,209	$238,231	$3,001	$836,441
Intersegment gross sales	12,249	129	(12,378)	—
Earnings (loss) before income taxes	141,623	34,988	(22,369)	154,242

Three months ended May 1, 2015	Professional	Residential	Other	Total
Net sales	$552,774	$267,867	$5,601	$826,242
Intersegment gross sales	17,766	104	(17,870)	—
Earnings (loss) before income taxes	120,815	34,838	(19,516)	136,137

Six months ended April 29, 2016	Professional	Residential	Other	Total
Net sales	$934,045	$382,515	$6,279	$1,322,839
Intersegment gross sales	17,966	197	(18,163)	—
Earnings (loss) before income taxes	203,215	51,727	(47,003)	207,939
Total assets	890,577	301,907	350,257	1,542,741

Six months ended May 1, 2015	Professional	Residential	Other	Total
Net sales	$892,480	$402,610	$5,363	$1,300,453
Intersegment gross sales	28,286	188	(28,474)	—
Earnings (loss) before income taxes	176,474	48,565	(46,929)	178,110
Total assets	919,135	261,835	298,157	1,479,127

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Six Months Ended
	April 29,	May 1,	April 29,	May 1,
(Dollars in thousands)	2016	2015	2016	2015
Corporate expenses	$(23,584)	$(19,475)	$(48,367)	$(41,445)
Interest expense, net	(4,721)	(4,768)	(9,375)	(9,484)
Other	5,936	4,727	10,739	4,000
Total	$(22,369)	$(19,516)	$(47,003)	$(46,929)

Note 10 — Contingencies — Litigation

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

Note 11 — Warranty Guarantees

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

Warranty provisions, claims, and changes in estimates for the first six months of fiscal 2016 and 2015 were as follows:

	Six Months Ended
	April 29,	May 1,
(Dollars in thousands)	2016	2015
Beginning balance	$70,734	$71,080
Warranty provisions	25,804	23,763
Warranty claims	(16,702)	(14,992)
Changes in estimates	(178)	549
Ending balance	$79,658	$80,400

Note 12 — Derivative Instruments and Hedging Activities

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income, net.  For the second quarter and year-to-date periods of fiscal 2016, there were immaterial losses on forward contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. During the second quarter of fiscal 2016, the company accelerated the reclassification of a cross currency interest rate swap loss of $0.2 million in AOCL to earnings as a result of hedged forecasted transactions becoming probable not to occur. As of April 29, 2016 and May 1, 2015, the notional amount outstanding of forward contracts designated as cash flow hedges was $60.5 million and $101.8 million, respectively. Additionally, as of April 29, 2016 and May 1, 2015, the company had one cross currency interest rate swap instrument outstanding for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euros.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Fair Value at	Fair Value at	Fair Value at
(Dollars in thousands)	April 29, 2016	May 1, 2015	October 31, 2015
Asset Derivatives
Derivatives Designated as Hedging Instruments
Prepaid expenses and other current assets
Forward currency contracts	$(154)	$2,865	$2,102
Cross currency contract	88	—	—
Derivatives Not Designated as Hedging Instruments
Prepaid expenses and other current assets
Forward currency contracts	194	4,965	1,071
Cross currency contract	1,847	2,070	2,136
Total Assets	$1,975	$9,900	$5,309
Liability Derivatives
Derivatives Designated as Hedging Instruments
Accrued liabilities
Forward currency contracts	$3,070	$1,427	$1,363
Cross currency contract	—	319	134
Derivatives Not Designated as Hedging Instruments
Accrued liabilities
Forward currency contracts	683	(442)	348
Cross currency contract	—	—	—
Total Liabilities	$3,753	$1,304	$1,845

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and six months ended April 29, 2016 and May 1, 2015, respectively.

	Effective Portion					Ineffective Portion and excluded from Effectiveness Testing
	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income		Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
(Dollars in thousands)	April 29,	May 1,		April 29,	May 1,		April 29,	May 1,
For the three months ended	2016	2015		2016	2015		2016	2015
Forward currency contracts	$(3,195)	$(4,474)	Net sales	$921	$5,926	Other income, net	$243	$56
Forward currency contracts	1,439	202	Cost of sales	(685)	(678)
Cross currency contracts	221	154	Other income, net	(222)	(194)
Total derivatives designated as cash flow hedges	$(1,535)	$(4,118)	Total	$14	$5,054	Total	$243	$56

	April 29,	May 1,		April 29,	May 1,		April 29,	May 1,
For the six months ended	2016	2015		2016	2015		2016	2015
Forward currency contracts	$(2,630)	$(296)	Net sales	$2,001	$7,930	Other income, net	$231	$283
Forward currency contracts	(220)	(1,182)	Cost of sales	(999)	(991)
Cross currency contracts	255	136	Other income, net	(94)	(207)
Total derivatives designated as cash flow hedges	$(2,595)	$(1,342)	Total	$908	$6,732	Total	$231	$283

As of April 29, 2016, the company expects to reclassify approximately $0.3 million of losses from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
	Location of Gain	Three Months Ended		Six Months Ended
	(Loss) Recognized in	April 29,	May 1,	April 29,	May 1,
(Dollars in thousands)	Net Earnings	2016	2015	2016	2015
Forward currency contracts	Other income, net	$(2,678)	$3,089	$(1,341)	$11,350
Cross currency contracts	Other income, net	(313)	167	(183)	1,302
Total derivatives not designated as hedges		$(2,991)	$3,256	$(1,524)	$12,652

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

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

(Dollars in thousands)	April 29, 2016	May 1, 2015	October 31, 2015
Assets
Forward currency contracts
Gross Amounts of Recognized Assets	$194	$8,370	$3,380
Gross Liabilities Offset in the Balance Sheets	(154)	(540)	(207)
Net Amounts of Assets Presented in the Balance Sheets	40	7,830	3,173
Cross currency contracts
Gross Amounts of Recognized Assets	1,935	2,070	2,136
Gross Liabilities Offset in the Balance Sheets	—	—	—
Net Amounts of Assets Presented in the Balance Sheets	1,935	2,070	2,136
Total Assets	$1,975	$9,900	$5,309
Liabilities
Forward currency contracts
Gross Amounts of Recognized Liabilities	$(3,807)	$(1,741)	$(1,711)
Gross Assets Offset in the Balance Sheets	54	756	—
Net Amounts of Liabilities Presented in the Balance Sheets	(3,753)	(985)	(1,711)
Cross currency contracts
Gross Amounts of Recognized Liabilities	—	(319)	(134)
Gross Assets Offset in the Balance Sheets	—	—	—
Net Amounts of Liabilities Presented in the Balance Sheets	—	(319)	(134)
Total Liabilities	$(3,753)	$(1,304)	$(1,845)

Note 13 — Fair Value Measurements

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

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

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

Assets and liabilities measured at fair value on a recurring basis, as of April 29, 2016, May 1, 2015, and October 31, 2015 are summarized below:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
April 29, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$174,639	$174,639	$—	$—
Forward currency contracts	40	—	40	—
Cross currency contracts	1,935	—	1,935	—
Total Assets	$176,614	$174,639	$1,975	$—
Liabilities:
Forward currency contracts	$3,753	$—	$3,753	$—
Cross currency contracts	—	—	—	—
Deferred compensation liabilities	1,400	—	1,400	—
Total Liabilities	$5,153	$—	$5,153	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 1, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$109,295	$109,295	$—	$—
Forward currency contracts	7,830	—	7,830	—
Cross currency contracts	2,070	—	2,070	—
Total Assets	$119,195	$109,295	$9,900	$—
Liabilities:
Forward currency contracts	$985	$—	$985	$—
Cross currency contracts	319	—	319	—
Deferred compensation liabilities	1,896	—	1,896	—
Total Liabilities	$3,200	$—	$3,200	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$126,275	$126,275	$—	$—
Forward currency contracts	3,173	—	3,173	—
Cross currency contracts	2,136	—	2,136	—
Total Assets	$131,584	$126,275	$5,309	$—
Liabilities:
Forward currency contracts	$1,711	$—	$1,711	$—
Cross currency contracts	134	—	134	—
Deferred compensation liabilities	1,652	—	1,652	—
Total Liabilities	$3,497	$—	$3,497	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended April 29, 2016 and May 1, 2015, or the twelve months ended October 31, 2015.

Note 14 — Related Party Transaction

On November 14, 2014, during the first quarter of fiscal 2015, the company acquired substantially all of the assets (excluding accounts receivable) of the BOSS® professional snow and ice management business of privately held Northern Star Industries, Inc. The purchase price included a cash payment and issuance of an unsecured promissory note in the aggregate principal amount of $30 million. Under the terms of the note, interest will accrue at the rate of 4.0% per year and principal payments of $10 million each, together with accrued interest, will be payable on the first, second, and third anniversaries of the closing date of the acquisition, subject to certain conditions. Effective as of the closing of the acquisition on November 14, 2014 and through May 31, 2016, the company employed David J. Brule II, who is also a minority shareholder of Northern Star Industries, Inc., as an executive officer of the company.

Note 15 — Subsequent Events

On May 17, 2016, the company’s Board of Directors authorized the retirement of 14,000,440 treasury shares, and the retired shares are included in the company’s pool of authorized and unissued shares of common stock.

The company evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented in six sections:

•                  Company Overview

•                  Results of Operations

•                  Business Segments

•                  Financial Condition

•                  Critical Accounting Policies and Estimates

•                  Forward-Looking Information

This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled “Forward-Looking Information” located at the end of Part I, Item 2 of this report for more information.

COMPANY OVERVIEW

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting, snow and ice management products, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, and online.

We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our revenues has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

RESULTS OF OPERATIONS

Overview

For the second quarter of fiscal 2016, our net sales increased 1.2 percent with a net earnings increase of 12.7 percent, each as compared to the second quarter of fiscal 2015. Year-to-date fiscal 2016 net earnings increased 16.2 percent compared to the same period in the prior fiscal year on a net sales increase of 1.7 percent. Professional segment net sales increased 7.7 percent and 4.7 percent for our second quarter and year-to-date periods of fiscal 2016, respectively, primarily due to strong demand for our landscape contractor products, higher shipments of golf and grounds equipment, and continued growth in our specialty construction business. Residential segment net sales were down 11.1 percent and 5.0 percent for our second quarter and year-to-date periods of fiscal 2016, respectively, primarily due to lower sales of our zero-turn radius riding mowers and decreased demand of our snow products, partially offset by increased sales of walk power mowers.

Changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $9.9 million and $23.6 million for the second quarter and year-to-date periods of fiscal 2016, respectively. Field inventory levels were up as of the end of the second quarter of fiscal 2016 compared to the end of the second quarter of fiscal 2015, primarily due to forecasted retail demand in the second half of fiscal 2016 and anticipated strong sales of new products.

Our net earnings growth in the second quarter and year-to-date periods of fiscal 2016 was primarily attributable to gross margin increases of 210 basis points and 200 basis points, respectively. Gross margin increases were partially offset by increases in our selling, general and administrative (“SG&A”) expenses as a percentage of net sales.

We increased our second quarter cash dividend by 20 percent to $0.30 per share compared to the $0.25 per share quarterly cash dividend paid in the second quarter of fiscal 2015.

Inventory levels increased $27.6 million, or 8.1 percent, as of the end of the second quarter of fiscal 2016 due to higher inventory levels of zero-turn riding mowers and snow products in our Residential segment and higher inventory levels of our BOSS® snow and ice management equipment in our Professional segment. Receivables decreased $21.8 million, or 6.2 percent, largely due to additional customers financing receivables with Red Iron. Field inventory levels were up as of the end of the second quarter of fiscal 2016, primarily due to higher Professional segment field inventory levels in anticipation of strong retail demand in fiscal 2016.

Our multi-year initiative, “Destination PRIME,” which began with our 2015 fiscal year, continues our journey into our second century. This is our second year of this three-year initiative, which is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we strive to achieve our goals by pursuing a progression of annual milestones. Our organic revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to less than 13 percent by the end of fiscal 2017. We define average net working capital as accounts receivable plus inventory less trade payables as a percentage of net sales for a twelve month period.

Net Sales

Worldwide consolidated net sales for the second quarter of fiscal 2016 were $836.4 million, up 1.2 percent compared to the second quarter of fiscal 2015. For the year-to-date period of fiscal 2016, net sales were $1,322.8 million, up 1.7 percent from the same period in the prior fiscal year. Sales for both the second quarter and year-to-date fiscal 2016 periods increased primarily due to strong Professional segment market demand for our innovative product offerings and the successful introduction of new products. Partially offsetting these sales increases for the same fiscal 2016 period comparisons were decreased sales for our Residential segment due to variable weather conditions and channel demand pulled forward in the first quarter of fiscal 2016 driven by supply issues last year.

International net sales were up 0.5 percent for the second quarter of fiscal 2016, due to increased Professional segment sales in both Europe and Australia, partially offset by unfavorable foreign currency exchange rates. Additionally, year-to-date fiscal 2016 international net sales were down 4.3 percent, primarily due to unfavorable foreign currency exchange rates.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	April 29,	May 1,	April 29,	May 1,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(63.8)	(65.9)	(63.3)	(65.3)
Gross margin	36.2	34.1	36.7	34.7
SG&A expense	(17.7)	(17.3)	(20.9)	(20.6)
Operating earnings	18.5	16.8	15.8	14.1
Interest expense	(0.6)	(0.6)	(0.7)	(0.7)
Other income, net	0.5	0.3	0.6	0.3
Provision for income taxes	(5.8)	(5.2)	(4.7)	(4.1)
Net earnings	12.6%	11.3%	11.0%	9.6%

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2016 increased 210 basis points to 36.2 percent compared to 34.1 percent in the second quarter of fiscal 2015. Gross profit as a percent of net sales for the year-to-date period of fiscal 2016 increased 200 basis points to 36.7 percent compared to 34.7 percent for the year-to-date period of fiscal 2015. The increase for the second quarter fiscal 2016 comparison was primarily due to lower commodity prices, productivity improvements, price realization, and favorable product mix, as we saw a higher proportion of Professional segment sales that generally carry higher average gross margins than our Residential segment. For the year-to-date period comparison, our gross profit increase was also primarily attributable to lower commodity prices, productivity improvements, price realization, and favorable product mix, along with the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value related to the acquisition of the BOSS business in fiscal 2015 that was not repeated this fiscal year. These gross profit increases for both the second quarter and year-to-date fiscal 2016 periods were partially offset by unfavorable changes in foreign currency exchange rates.

Selling, General, and Administrative Expense

SG&A expense increased $4.6 million, or 3.2 percent, for the second quarter of fiscal 2016, and increased $8.8 million, or 3.3 percent, for the year-to-date period of fiscal 2016. As a percentage of net sales, SG&A expense increased 40 basis points and 30 basis points for the second quarter and year-to-date periods of fiscal 2016, respectively. These increases as a percentage of net sales were largely due to increased self-insured benefit accruals influenced by the timing of certain claims and increased warehousing expenses due to higher inventory levels.

Interest Expense

Interest expense for the second quarter and year-to-date periods of fiscal 2016 decreased slightly, by 1.0 percent and 1.1 percent, respectively, due to repayments of long-term debt.

Other Income, Net

Other income, net for the second quarter and year-to-date periods of fiscal 2016 increased $1.4 million and $3.7 million, respectively, compared to the same periods last fiscal year. These increases were primarily due to foreign currency exchange rate gains for the second quarter fiscal 2016 comparison and higher earnings from our equity investment in Red Iron, recovery from a litigation settlement, foreign currency exchange rate gains, and a gain on the sale of our Northwestern U.S. distribution company for the year-to-date fiscal 2016 period comparison.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2016 was 31.5 percent compared to 31.1 percent in the second quarter of 2015. The increase was mainly due to the one-time benefit of reversing a valuation allowance in fiscal 2015. The effective tax rate for the year-to-date periods of fiscal 2016 and 2015 was 30.3 percent and 30.0 percent, respectively. The increase in the effective tax rate for the year-to-date comparison was primarily the result of a similar research credit extension benefit year over year, but higher pre-tax income in fiscal 2016.

Net Earnings

Net earnings for the second quarter of fiscal 2016 were $105.7 million, or $1.89 per diluted share, compared to $93.8 million, or $1.64 per diluted share, for the second quarter of fiscal 2015, resulting in a net earnings per diluted share increase of 15.2 percent. Year-to-date net earnings in fiscal 2016 were $144.9 million, or $2.58 per diluted share, compared to $124.7 million, or $2.18 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 18.3 percent. The primary factors contributing to the net earnings increase included higher net sales, an increase in our gross margin rate, and recovery for a litigation settlement, partially offset by higher SG&A expense. In addition, as a result of reduced shares outstanding from repurchases of our common stock, second quarter and year-to-date fiscal 2016 net earnings per diluted share were benefited by approximately $0.04 per share and $0.05 per share, respectively.

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

The following table summarizes net sales by segment:

	Three Months Ended
	April 29,	May 1,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$595,209	$552,774	$42,435	7.7%
Residential	238,231	267,867	(29,636)	(11.1)%
Other	3,001	5,601	(2,600)	(46.4)%
Total*	$836,441	$826,242	$10,199	1.2%

* Includes international sales of:	$196,338	$195,384	$954	0.5%

	Six Months Ended
	April 29,	May 1,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$934,045	$892,480	$41,565	4.7%
Residential	382,515	402,610	(20,095)	(5.0)%
Other	6,279	5,363	916	17.1%
Total*	$1,322,839	$1,300,453	$22,386	1.7%

* Includes international sales of:	$323,584	$338,285	$(14,701)	(4.3)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	April 29,	May 1,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$141,623	$120,815	$20,808	17.2%
Residential	34,988	34,838	150	0.4%
Other	(22,369)	(19,516)	(2,853)	(14.6)%
Total	$154,242	$136,137	$18,105	13.3%

	Six Months Ended
	April 29,	May 1,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$203,215	$176,474	$26,741	15.2%
Residential	51,727	48,565	3,162	6.5%
Other	(47,003)	(46,929)	(74)	(0.2)%
Total	$207,939	$178,110	$29,829	16.7%

Professional Segment

Net Sales. Worldwide net sales for the Professional segment in the second quarter and year-to-date periods of fiscal 2016 increased 7.7 percent and 4.7 percent, respectively. Sales and market demand of landscape contractor equipment were strong for the second quarter and year-to-date periods of fiscal 2016 as contractors continued to value our turf management and productivity-enhancing product offerings. Professional segment sales were also positively impacted by increased shipments of our golf and grounds equipment primarily due to demand for our innovative product offerings and the successful introduction of new products. Continued growth in our specialty construction business also increased our Professional segment sales primarily due to strong demand of our new Dingo® TX 1000 compact utility loader. Sales growth for the second quarter of fiscal 2016 comparison was slightly offset by lower irrigation sales primarily due to timing of retailer inventory management programs; in addition, sales growth in both the second quarter and year-to-date periods of fiscal 2016 were hampered by the impact of unfavorable foreign currency exchange rate fluctuations.

Operating Earnings. Operating earnings for the Professional segment in the second quarter of fiscal 2016 increased by 17.2 percent compared to the second quarter of fiscal 2015 and increased to 23.8 percent as a percentage of net sales in the second quarter of fiscal 2016 compared to 21.9 percent in the second quarter of fiscal 2015. These increases were primarily due to higher gross margins from lower commodity prices, productivity improvements, and price realization, partially offset by unfavorable foreign currency exchange rates. For the year-to-date period of fiscal 2016, Professional segment operating earnings increased by 15.2 percent compared to the same period in the prior fiscal year and increased to 21.8 percent as a percentage of net sales for the year-to-date period of fiscal 2016 compared to 19.8 percent in the same period last fiscal year. These increases were primarily due to higher gross margins from the impact of lower commodity prices, productivity improvements, price realization, and the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value related to the acquisition of the BOSS business in fiscal 2015 that was not repeated this fiscal year. These gross margin increases were partially offset by unfavorable foreign currency exchange rate fluctuations.

Residential Segment

Net Sales. Worldwide net sales for the Residential segment in the second quarter and year-to-date periods of fiscal 2016 decreased 11.1 percent and 5.0 percent, respectively. These sales decreases were driven by lower sales of our zero-turn radius riding mowers primarily due to variable spring weather conditions, channel demand pulled forward into the first quarter of fiscal 2016 due to supply issues in the prior fiscal year, and low snowfalls early in fiscal 2016 that affected demand for our residential snow products. These decreases were partially offset by higher sales of walk power mowers driven by demand for new products including our all-wheel-drive and SMARTSTOW® mowers.

Operating Earnings. Operating earnings for the Residential segment in the second quarter and year-to-date periods of fiscal 2016 increased 0.4 percent and 6.5 percent, respectively. Expressed as a percentage of net sales, Residential segment operating margin increased to 14.7 percent from 13.0 percent in the second quarter of fiscal 2015, and fiscal 2016 year-to-date Residential segment operating margin increased to 13.5 percent compared to 12.1 percent in the same period last fiscal year. The operating earnings increase for the second quarter and year-to-date comparisons was primarily due to higher gross margins from lower commodity prices, productivity improvements, and price realization, partially offset by unfavorable foreign currency exchange rates.

Other Segment

Net Sales. Net sales for the Other segment include sales from our wholly owned domestic distribution companies less sales from the Professional and Residential segments to those distribution companies. The Other segment net sales for the second quarter of fiscal 2016 decreased by $2.6 million compared to the second quarter of fiscal 2015, mainly due to decreased sales as a result of the sale of our Northwestern U.S. distribution company early in the first quarter of fiscal 2016. For the year-to-date period of fiscal 2016, the Other segment net sales increased $0.9 million compared to the same period in the prior fiscal year. This increase was primarily due to a decrease in sales that are eliminated for shipments to our company-owned distribution companies as a result of the sale of our Northwestern U.S. distribution company.

Operating Loss. Operating loss for the Other segment in the second quarter and year-to-date periods of fiscal 2016 increased $2.9 million and $0.1 million, respectively. The increase in operating loss for the second quarter fiscal 2016 comparison was primarily attributable to increased self-insured benefit accruals influenced by the timing of claims. The slight increase in operating loss for the year-to-date fiscal 2016 period comparison was primarily attributable to increased self-insured benefit accruals influenced by the timing of certain claims, partially offset by higher earnings from our equity investment in Red Iron, recovery from a litigation settlement, and a gain on the sale of our Northwestern U.S. distribution company.

FINANCIAL POSITION

Working Capital

During the remainder of fiscal 2016, we plan to place an increased emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended April 29, 2016, was 16.6 percent compared to 15.6 percent for the twelve months ended May 1, 2015.

Inventory levels were up $27.6 million, or 8.1 percent, as of the end of the second quarter of fiscal 2016 compared to the end of the second quarter of fiscal 2015 due to higher snow thrower inventory levels from unfavorable weather conditions and zero-turn riding mowers that were built in anticipation of demand after manufacturing supply challenges that we experienced in the prior fiscal year. Receivables as of the end of the second quarter of fiscal 2016 decreased $21.8 million, or 6.2 percent, compared to the end of the second quarter of fiscal 2015 primarily as a result of additional customers financing receivables with Red Iron. Our average days sales outstanding for receivables decreased to 32.9 days based on sales for the last twelve months ended April 29, 2016, compared to 34.3 days for the twelve months ended May 1, 2015. In addition, accounts payable increased as of the end of our second quarter of fiscal 2016 compared to the end of the second quarter of fiscal 2015 by $4.1 million, or 1.6 percent, due to recent purchases of commodities and components.

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

Our Board of Directors approved a cash dividend of $0.30 per share for the second quarter of fiscal 2016 that was paid on April 12, 2016. This was an increase of 20 percent over our cash dividend of $0.25 per share for the second quarter of fiscal 2015.

Cash Flow. We historically use more operating cash in the first half of our fiscal year than the second half of our fiscal year due to the seasonality of our business. Cash provided by operating activities for the first six months of fiscal 2016 increased $41.9 million, or 44.0 percent, compared to the first six months of fiscal 2015. This six month comparison change was due mainly to higher net earnings, a decrease in accounts receivable from additional customers financing receivables with Red Iron, and a decrease in cash used in inventory due to high inventory levels at the start of fiscal 2016, partially offset by a decrease in accounts payable due to process improvement initiatives. Cash used for investing activities decreased $206.3 million during the first six months of fiscal 2016 compared to the first six months of fiscal 2015 due to cash utilized for the acquisition of the BOSS business in the first quarter of fiscal 2015. Cash used for financing activities for the first six months of fiscal 2016 decreased $2.6 million compared to the first six months of fiscal 2015 mainly due to lower amounts of cash utilized for share repurchases, the favorable change in excess tax benefits from stock-based awards and proceeds from stock options exercised due to rising share prices. These decreases were partially offset by repayments of long-term debt and increased common stock dividends paid.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $6.3 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of April 29, 2016, we had no outstanding short-term debt under these lines of credit compared to $20.0 million outstanding short-term debt as of May 1, 2015. As of April 29, 2016, we had $8.8 million of outstanding letters of credit and $147.5 million of unutilized availability under our credit agreements.

As of April 29, 2016, we had $361.2 million outstanding in long-term debt that includes $100.0 million in aggregate principal amount of 7.8% debentures due June 15, 2027, $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037 and a $117.0 million term loan. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019. We also have outstanding $20.0 million in aggregate principal note to the former owners of the BOSS business.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of April 29, 2016, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of April 29, 2016, and we expect to be in compliance with all covenants during the remainder of fiscal 2016. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2016 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing, including floor plan and open accounts receivable financing, to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $16.4 million of receivables from us during the first six months of fiscal 2016. As of April 29, 2016, $13.0 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2016, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid for commodities and components in the first six months of fiscal 2015. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly lower for the remainder of fiscal 2016 as compared to fiscal 2015. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet.  The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. Entities are required to use a modified retrospective approach, with early adoption permitted. We are reviewing the revised guidance and assessing the impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The amended guidance will become effective for us commencing in the first quarter of fiscal 2018. Early adoption is permitted. We are evaluating the impact of this new standard on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “guidance,” “forecast,” “goal,” “optimistic,” “anticipate,” “continue,” “plan,” “estimate,” “project,” “believe,” “should,” “could,” “will,” “would,” “possible,” “may,” “likely,” “intend,” “can,” “seek,” “potential,” “pro forma,” or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

•                  Our Professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the level of homeowners who outsource their lawn care; the level of residential and commercial construction; continued acceptance of and demand for micro-irrigation solutions for agricultural markets; the integration of the BOSS business; demand for our products in the rental and specialty construction market; availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

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

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, the risks described in our most recent Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances occurring or existing after the date any forward-looking statement is made. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. See further discussion on these market risks below. See our most recent Annual Report on Form 10-K for discussion on equity market risk.

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

We enter into various contracts, primarily forward contracts that change in value as foreign currency exchange rates change, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in values of the related exposures. Therefore, changes in values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Additional information regarding gains and losses on our derivative instruments is presented in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Item 1 of this Quarterly Report on Form 10-Q, in Note 12 entitled “Derivative Instruments and Hedging Activities.”

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2016 and 2017. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net.

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended April 29, 2016 were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.7215	43,947.0	(1,285.2)	(29.3)
Buy US dollar/Sell Canadian dollar	1.3033	12,544.9	(395.6)	21.1
Buy US dollar/Sell Euro	1.1268	70,483.0	(472.5)	769.2
Buy US dollar/Sell British pound	1.4844	26,645.7	122.1	1,020.0
Buy Euro/Sell US dollar	1.1322	7,507.2	—	1,846.7
Buy Mexican peso/Sell US dollar	16.7185	16,239.5	(1,281.2)	(1,097.7)
Buy Euro/Sell Romanian New Leu	4.4630	9,624.2	—	(88.3)

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. Included in long-term debt is $223.7 million of fixed-rate debt that is not subject to variable interest rate fluctuations, a fixed-rate promissory note for the principal amount of $20.0 million issued to the former owners of the BOSS business, and a $117.0 million LIBOR-based term loan, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. See our most recently filed Annual Report on Form 10-K (Item 7A Quantitative and Qualitative Disclosures about Market Risk). There has been no material change in this information.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our second quarter ended April 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material legal proceedings, see Note 10 in our Notes to Condensed Consolidated Financial Statements under the heading “Contingencies - Litigation” included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2016 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 30, 2016 through February 26, 2016	151,997	$72.64	151,997	4,630,476
February 27, 2016 through April 1, 2016	17,600	80.15	17,600	4,612,876
April 2, 2016 through April, 29 2016	925	87.17	—	4,612,876
Total	170,522	73.50	169,597

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 169,597 shares during the period indicated above under this program and 612,876 shares remain available to repurchase under this program.

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

(3)         Includes 925 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $87.17 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 925 shares were not repurchased under the company’s repurchase program described in 1 and 2 above.

ITEM 6.  EXHIBITS

(a) Exhibit No.	Description

2.1	Fifth Amendment to Second Amended and Restated Repurchase Agreement (Two Step), dated April 4, 2016, by and between The Toro Company and Red Iron Acceptance, LLC (filed herewith).

3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2016, filed with the SEC on June 2, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended April 29, 2016 and May 1, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended April 29, 2016 and May 1, 2015, (iii) Condensed Consolidated Balance Sheets as of April 29, 2016, May 1, 2015, and October 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the six-month periods ended April 29, 2016 and May 1, 2015, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: June 2, 2016	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)