Form 10-Q
period 2016-07-29
TORO CO
filed 2016-08-31
CIK 737758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2016

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

The number of shares of the registrant’s common stock outstanding as of August 25, 2016 was 54,656,474.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 29,	July 31,	July 29,	July 31,
	2016	2015	2016	2015
Net sales	$600,980	$609,615	$1,923,819	$1,910,068
Cost of sales	384,363	393,225	1,221,361	1,242,707
Gross profit	216,617	216,390	702,458	667,361
Selling, general, and administrative expense	134,664	136,985	411,576	405,079
Operating earnings	81,953	79,405	290,882	262,282
Interest expense	(4,646)	(4,587)	(14,021)	(14,071)
Other income, net	3,480	2,798	11,865	7,515
Earnings before income taxes	80,787	77,616	288,726	255,726
Provision for income taxes	24,965	24,292	87,962	77,689
Net earnings	$55,822	$53,324	$200,764	$178,037

Basic net earnings per share of common stock	$1.02	$0.96	$3.65	$3.19

Diluted net earnings per share of common stock	$1.00	$0.94	$3.58	$3.13

Weighted-average number of shares of common stock outstanding — Basic	54,983	55,310	54,973	55,739

Weighted-average number of shares of common stock outstanding — Diluted	56,056	56,552	56,077	56,953

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 29,	July 31,	July 29,	July 31,
	2016	2015	2016	2015
Net earnings	$55,822	$53,324	$200,764	$178,037
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,753)	(3,534)	(4,803)	(10,648)
Derivative instruments, net of tax of $652, $(379), $(1,000), and $(526), respectively	667	(1,055)	(1,925)	(2,394)
Other comprehensive (loss) income	(5,086)	(4,589)	(6,728)	(13,042)
Comprehensive income	$50,736	$48,735	$194,036	$164,995

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	July 29,	July 31,	October 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$277,243	$110,335	$126,275
Receivables, net	202,389	227,806	177,013
Inventories, net	327,114	350,194	334,514
Prepaid expenses and other current assets	39,658	39,743	34,782
Deferred income taxes	39,062	43,339	38,095
Total current assets	885,466	771,417	710,679

Property, plant, and equipment, gross	833,664	802,305	804,598
Less accumulated depreciation	612,788	581,983	579,603
Property, plant, and equipment, net	220,876	220,322	224,995

Long-term deferred income taxes	26,154	26,364	28,568
Other assets	29,165	25,317	24,873
Goodwill	195,016	194,727	195,533
Other intangible assets, net	110,785	121,804	119,010
Total assets	$1,467,462	$1,359,951	$1,303,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$22,627	$23,279	$23,134
Short-term debt	—	5,189	222
Accounts payable	172,156	169,927	152,017
Accrued liabilities	318,628	300,576	268,361
Total current liabilities	513,411	498,971	443,734

Long-term debt, less current portion	334,658	358,053	354,818
Deferred revenue	11,958	11,324	11,365
Other long-term liabilities	29,585	26,430	31,576

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 54,644,978 shares as of July 29, 2016, 54,835,233 shares as of July 31, 2015, and 54,650,916 shares as of October 31, 2015	54,645	54,835	54,651
Retained earnings	559,776	439,085	437,357
Accumulated other comprehensive loss	(36,571)	(28,747)	(29,843)
Total stockholders’ equity	577,850	465,173	462,165
Total liabilities and stockholders’ equity	$1,467,462	$1,359,951	$1,303,658

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	July 29,	July 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$200,764	$178,037
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(7,302)	(6,223)
Provision for depreciation, amortization, and impairment loss	46,332	45,944
Stock-based compensation expense	7,723	7,815
Decrease/(increase) in deferred income taxes	256	(2,096)
Other	(464)	(67)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(23,699)	(74,916)
Inventories, net	3,428	(67,902)
Prepaid expenses and other assets	(2,108)	(5,563)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	63,977	92,985
Net cash provided by/(used in) operating activities	288,907	168,014

Cash flows from investing activities:
Purchases of property, plant, and equipment	(34,601)	(37,544)
Proceeds from asset disposals	232	77
Distributions from finance affiliate, net	3,594	1,928
Proceeds from sale of a business	1,500	—
Acquisition, net of cash acquired	—	(198,329)
Net cash provided by/(used in) investing activities	(29,275)	(233,868)

Cash flows from financing activities:
Repayments of short-term debt	(1,161)	(16,283)
(Repayments of)/ increase in long-term debt	(20,713)	(3,831)
Excess tax benefits from stock-based awards	15,078	7,808
Proceeds from exercise of stock options	19,691	8,615
Purchases of Toro common stock	(69,189)	(90,993)
Dividends paid on Toro common stock	(49,488)	(41,794)
Net cash provided by/(used in) financing activities	(105,782)	(136,478)

Effect of exchange rates on cash and cash equivalents	(2,882)	(2,206)

Net increase/(decrease) in cash and cash equivalents	150,968	(204,538)
Cash and cash equivalents as of the beginning of the fiscal period	126,275	314,873
Cash and cash equivalents as of the end of the fiscal period	$277,243	$110,335

Supplemental disclosure of cash flow information:
Debt issued in connection with an acquisition	$—	$31,161

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 29, 2016

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the nine months ended July 29, 2016, cannot be annualized to determine the expected results for the fiscal year ending October 31, 2016.

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

Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, inventory valuation, warranty reserves, earn-out liabilities, allowance for doubtful accounts, pension and postretirement accruals, self-insurance accruals, useful lives for tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the consolidated financial statements are prepared. Changes in those estimates will be reflected in the consolidated financial statements in future periods.

Note 2 — Divestiture

On November 27, 2015, in the first quarter of fiscal 2016, the company completed the sale of its Northwestern U.S. distribution company. The divestiture was not material based on the company’s consolidated financial condition and results of operations.

Note 3 — Investment in Joint Venture

In fiscal 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that provides inventory financing to distributors and dealers of the company’s products in the U.S. and to select distributors of the company’s products in Canada. The initial term of Red Iron will continue until October 31, 2017, subject to unlimited automatic two-year extensions thereafter. Either the company or TCFIF may elect not to extend the initial term or any subsequent term by giving one-year notice to the other party. Additionally, in connection with the joint venture, the company and an affiliate of TCFIF entered into an arrangement to provide inventory financing to dealers of the company’s products in Canada.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $450 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of July 29, 2016 was $22.7 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of new receivables financed for dealers and distributors under this arrangement for the nine months ended July 31, 2016 and July 31, 2015 was $1,389.5 million and $1,117.7 million, respectively.

As of July 31, 2016, Red Iron’s total assets were $447.0 million and total liabilities were $396.5 million.

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

Inventories were as follows:

	July 29,	July 31,	October 31,
(Dollars in thousands)	2016	2015	2015
Raw materials and work in process	$88,581	$102,580	$107,086
Finished goods and service parts	302,573	315,110	291,468
Total FIFO value	391,154	417,690	398,554
Less: adjustment to LIFO value	64,040	67,496	64,040
Total inventories, net	$327,114	$350,194	$334,514

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2016 were as follows:

	Professional	Residential
(Dollars in thousands)	Segment	Segment	Total
Balance as of October 31, 2015	$184,766	$10,767	$195,533
Translation adjustments	(296)	(221)	(517)
Balance as of July 29, 2016	$184,470	$10,546	$195,016

The components of other intangible assets were as follows:

(Dollars in thousands)	Gross Carrying	Accumulated
July 29, 2016	Amount	Amortization	Net
Patents	$15,159	$(10,692)	$4,467
Non-compete agreements	6,894	(6,588)	306
Customer-related	84,427	(13,448)	70,979
Developed technology	28,694	(22,923)	5,771
Trade names	28,715	(3,895)	24,820
Other	800	(800)	—
Total amortizable	164,689	(58,346)	106,343
Non-amortizable - trade names	4,442	—	4,442
Total other intangible assets, net	$169,131	$(58,346)	$110,785

(Dollars in thousands)	Gross Carrying	Accumulated
October 31, 2015	Amount	Amortization	Net
Patents	$15,191	$(10,175)	$5,016
Non-compete agreements	6,922	(6,206)	716
Customer-related	84,599	(10,316)	74,283
Developed technology	28,804	(20,530)	8,274
Trade names	28,715	(2,825)	25,890
Other	800	(800)	—
Total amortizable	165,031	(50,852)	114,179
Non-amortizable - trade names	4,831	—	4,831
Total other intangible assets, net	$169,862	$(50,852)	$119,010

Amortization expense for intangible assets during the first nine months of fiscal 2016 was $8.1 million, compared to $10.0 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2016 and succeeding fiscal years is as follows: fiscal 2016 (remainder), $2.5 million; fiscal 2017, $9.5 million; fiscal 2018, $7.4 million; fiscal 2019, $6.6 million; fiscal 2020, $6.0 million; fiscal 2021, $5.6 million; and after fiscal 2021, $68.7 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	July 29,	July 31,	October 31,
(Dollars in thousands)	2016	2015	2015
Foreign currency translation adjustments	$29,636	$23,255	$24,328
Pension and post-retirement benefits	4,881	5,195	5,386
Derivative instruments	2,054	297	129
Total accumulated other comprehensive loss	$36,571	$28,747	$29,843

The components and activity of AOCL for the first nine months of fiscal 2016 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2015	$24,328	$5,386	$129	$29,843
Other comprehensive loss (income) before reclassifications	5,308	(505)	2,140	6,943
Amounts reclassified from AOCL	—	—	(215)	(215)
Net current period other comprehensive loss (income)	5,308	(505)	1,925	6,728
Balance as of July 29, 2016	$29,636	$4,881	$2,054	$36,571

The components and activity of AOCL for the first nine months of fiscal 2015 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2014	$12,536	$5,266	$(2,097)	$15,705
Other comprehensive loss (income) before reclassifications	10,719	(71)	(6,694)	3,954
Amounts reclassified from AOCL	—	—	9,088	9,088
Net current period other comprehensive loss (income)	10,719	(71)	2,394	13,042
Balance as of July 31, 2015	$23,255	$5,195	$297	$28,747

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

The following table illustrates the assumptions for options granted in the following fiscal periods:

	Fiscal 2016	Fiscal 2015
Expected life of option in years	5.97	5.94
Expected stock price volatility	24.04%	29.67%
Risk-free interest rate	1.80%	1.61%
Expected dividend yield	1.24%	1.29%
Grant date per share weighted-average fair value	$17.58	$16.81

Performance Share Awards

The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of each of fiscal 2016 and 2015 was $77.77 and $65.68, respectively. No performance share awards were granted during the second or third quarters of fiscal 2016 or 2015.

Restricted Stock and Restricted Stock Unit Awards

Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock and restricted stock unit awards granted during the first nine months of fiscal 2016 and 2015 was $83.67 and $66.10, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 29,	July 31,	July 29,	July 31,
(Shares in thousands)	2016	2015	2016	2015
Basic
Weighted-average number of shares of common stock	54,983	55,310	54,955	55,724
Assumed issuance of contingent shares	—	—	18	15
Weighted-average number of shares of common stock and assumed issuance of contingent shares	54,983	55,310	54,973	55,739
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	54,983	55,310	54,973	55,739
Effect of dilutive securities	1,073	1,242	1,104	1,214
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	56,056	56,552	56,077	56,953

Incremental shares from options, restricted stock, and restricted stock units are computed by the treasury stock method. Options to purchase 16,768 and 157,299 shares of common stock during the third quarter of fiscal 2016 and 2015, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive. For the year-to-date periods through the third quarter of fiscal 2016 and 2015, options to purchase 243,871 and 245,818 shares of common stock, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive.

Note 9 — Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The Distribution segment, which consists of the company-owned domestic distributorship, has been combined with the company’s corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables due to the insignificance of the segment.

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended July 29, 2016	Professional	Residential	Other	Total
Net sales	$427,784	$167,815	$5,381	$600,980
Intersegment gross sales	6,134	92	(6,226)	—
Earnings (loss) before income taxes	89,096	12,767	(21,076)	80,787

Three months ended July 31, 2015	Professional	Residential	Other	Total
Net sales	$421,994	$175,977	$11,644	$609,615
Intersegment gross sales	10,365	222	(10,587)	—
Earnings (loss) before income taxes	82,253	20,566	(25,203)	77,616

Nine months ended July 29, 2016	Professional	Residential	Other	Total
Net sales	$1,361,829	$550,330	$11,660	$1,923,819
Intersegment gross sales	24,100	289	(24,389)	—
Earnings (loss) before income taxes	292,311	64,494	(68,079)	288,726
Total assets	803,414	215,509	448,539	1,467,462

Nine months ended July 31, 2015	Professional	Residential	Other	Total
Net sales	$1,314,474	$578,587	$17,007	$1,910,068
Intersegment gross sales	38,651	410	(39,061)	—
Earnings (loss) before income taxes	258,727	69,131	(72,132)	255,726
Total assets	846,400	226,835	286,716	1,359,951

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Nine Months Ended
	July 29,	July 31,	July 29,	July 31,
(Dollars in thousands)	2016	2015	2016	2015
Corporate expenses	$(19,872)	$(26,989)	$(68,270)	$(68,434)
Interest expense, net	(4,646)	(4,587)	(14,021)	(14,071)
Other	3,442	6,373	14,212	10,373
Total	$(21,076)	$(25,203)	$(68,079)	$(72,132)

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

Warranty provisions, claims, and changes in estimates for the first nine months of fiscal 2016 and 2015 were as follows:

	Nine Months Ended
	July 29,	July 31,
(Dollars in thousands)	2016	2015
Beginning balance	$70,734	$71,080
Warranty provisions	36,673	34,532
Warranty claims	(28,596)	(26,728)
Changes in estimates	2,602	(221)
Ending balance	$81,413	$78,663

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income, net.  For the third quarter and year-to-date periods of fiscal 2016, there were immaterial losses on forward contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of July 29, 2016 and July 31, 2015, the notional amount outstanding of forward contracts designated as cash flow hedges was $86.0 million and $102.8 million, respectively. As of July 31, 2015, the company had one cross currency interest rate swap instrument outstanding for a fixed pay notional of 36.6 million Romanian New Leu and receive floating notional of 8.5 million Euros.  During the third quarter of fiscal 2016, the company terminated its one cross currency interest rate swap instrument outstanding with gains on the instrument recorded in other income.

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

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Fair Value at	Fair Value at	Fair Value at
(Dollars in thousands)	July 29, 2016	July 31, 2015	October 31, 2015
Asset Derivatives
Derivatives Designated as Hedging Instruments
Prepaid expenses and other current assets
Forward currency contracts	$114	$2,957	$2,102
Cross currency contract	—	—	—
Derivatives Not Designated as Hedging Instruments
Prepaid expenses and other current assets
Forward currency contracts	532	2,663	1,071
Cross currency contract	—	2,179	2,136
Total Assets	$646	$7,799	$5,309
Liability Derivatives
Derivatives Designated as Hedging Instruments
Accrued liabilities
Forward currency contracts	$2,070	$1,986	$1,363
Cross currency contract	—	243	134
Derivatives Not Designated as Hedging Instruments
Accrued liabilities
Forward currency contracts	402	2	348
Cross currency contract	—	—	—
Total Liabilities	$2,472	$2,231	$1,845

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three and nine months ended July 29, 2016 and July 31, 2015, respectively.

	Effective Portion					Ineffective Portion and excluded from Effectiveness Testing
	Gain (Loss)		Location of Gain (Loss)			Location of Gain (Loss)
	Recognized in OCI on		Reclassified from AOCL	Gain (Loss) Reclassified		Recognized in Income on	Gain (Loss) Recognized
	Derivatives		into Income	from AOCL into Income		Derivatives	in Income on Derivatives
(Dollars in thousands)	July 29,	July 31,		July 29,	July 31,		July 29,	July 31,
For the three months ended	2016	2015		2016	2015		2016	2015
Forward currency contracts	$983	$(654)	Net sales	$(192)	$3,258	Other income, net	$(69)	$280
Forward currency contracts	(317)	(433)	Cost of sales	(931)	(817)
Cross currency contracts	—	31	Other income, net	—	(85)
Total derivatives designated as cash flow hedges	$666	$(1,056)	Total	$(1,123)	$2,356	Total	$(69)	$280

	July 29,	July 31,		July 29,	July 31,		July 29,	July 31,
For the nine months ended	2016	2015		2016	2015		2016	2015
Forward currency contracts	$(1,647)	$(950)	Net sales	$1,809	$11,188	Other income, net	$162	$563
Forward currency contracts	(537)	(1,615)	Cost of sales	(1,930)	(1,808)
Cross currency contracts	255	167	Other income, net	(94)	(292)
Total derivatives designated as cash flow hedges	$(1,929)	$(2,398)	Total	$(215)	$9,088	Total	$162	$563

As of July 29, 2016, the company expects to reclassify approximately $1.6 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Gain (Loss) Recognized in Net Earnings
	Location of Gain	Three Months Ended		Nine Months Ended
	(Loss) Recognized in	July 29,	July 31,	July 29,	July 31,
(Dollars in thousands)	Net Earnings	2016	2015	2016	2015
Forward currency contracts	Other income, net	$788	$(2,891)	$(553)	$8,459
Cross currency contracts	Other income, net	(8)	139	(191)	1,441
Total derivatives not designated as hedges		$780	$(2,752)	$(744)	$9,900

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

The following tables show the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

(Dollars in thousands)	July 29, 2016	July 31, 2015	October 31, 2015
Assets
Forward currency contracts
Gross Amounts of Recognized Assets	$885	$5,855	$3,380
Gross Liabilities Offset in the Balance Sheets	(239)	(235)	(207)
Net Amounts of Assets Presented in the Balance Sheets	646	5,620	3,173
Cross currency contracts
Gross Amounts of Recognized Assets	—	2,179	2,136
Gross Liabilities Offset in the Balance Sheets	—	—	—
Net Amounts of Assets Presented in the Balance Sheets	—	2,179	2,136
Total Assets	$646	$7,799	$5,309
Liabilities
Forward currency contracts
Gross Amounts of Recognized Liabilities	$(2,475)	$(2,220)	$(1,711)
Gross Assets Offset in the Balance Sheets	3	232	—
Net Amounts of Liabilities Presented in the Balance Sheets	(2,472)	(1,988)	(1,711)
Cross currency contracts
Gross Amounts of Recognized Liabilities	—	(243)	(134)
Gross Assets Offset in the Balance Sheets	—	—	—
Net Amounts of Liabilities Presented in the Balance Sheets	—	(243)	(134)
Total Liabilities	$(2,472)	$(2,231)	$(1,845)

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

Assets and liabilities measured at fair value on a recurring basis, as of July 29, 2016, July 31, 2015, and October 31, 2015 are summarized below:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
July 29, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$277,243	$277,243	$—	$—
Forward currency contracts	646	—	646	—
Cross currency contracts	—	—	—	—
Total Assets	$277,889	$277,243	$646	$—
Liabilities:
Forward currency contracts	$2,472	$—	$2,472	$—
Cross currency contracts	—	—	—	—
Deferred compensation liabilities	1,275	—	1,275	—
Total Liabilities	$3,747	$—	$3,747	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
July 31, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$110,335	$110,335	$—	$—
Forward currency contracts	5,620	—	5,620	—
Cross currency contracts	2,179	—	2,179	—
Total Assets	$118,134	$110,335	$7,799	$—
Liabilities:
Forward currency contracts	$1,988	$—	$1,988	$—
Cross currency contracts	243	—	243	—
Deferred compensation liabilities	1,775	—	1,775	—
Total Liabilities	$4,006	$—	$4,006	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2015	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$126,275	$126,275	$—	$—
Forward currency contracts	3,173	—	3,173	—
Cross currency contracts	2,136	—	2,136	—
Total Assets	$131,584	$126,275	$5,309	$—
Liabilities:
Forward currency contracts	$1,711	$—	$1,711	$—
Cross currency contracts	134	—	134	—
Deferred compensation liabilities	1,652	—	1,652	—
Total Liabilities	$3,497	$—	$3,497	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended July 29, 2016 and July 31, 2015, or the twelve months ended October 31, 2015.

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

Note 15 — Subsequent Events

On August 18, 2016, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock, which will be effected in the form of a 100 percent stock dividend, and will be distributed September 16, 2016, to shareholders of record as of September 1, 2016.

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

•                  Financial Position

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

RESULTS OF OPERATIONS

Overview

For the third quarter of fiscal 2016, our net sales decreased 1.4 percent with a net earnings increase of 4.7 percent, each as compared to the third quarter of fiscal 2015. Year-to-date fiscal 2016 net earnings increased 12.8 percent compared to the same period in the prior fiscal year on a net sales increase of 0.7 percent. Professional segment net sales increased 1.4 percent and 3.6 percent for our third quarter and year-to-date periods of fiscal 2016, respectively, primarily due to strong demand for our golf equipment and irrigation businesses, along with continued growth in our rental and specialty construction businesses.  For the third quarter comparison, these increases were offset by lower channel demand for our landscape contractor equipment. Residential segment net sales were down 4.6 percent and 4.9 percent for our third quarter and year-to-date periods of fiscal 2016, respectively. Third quarter comparison Residential segment net sales were down primarily due to reduced worldwide channel demand of walk power mowers, partially offset by higher shipments of snow products. Year-to-date Residential segment net sales of zero-turn riding mowers and snow products declined, partially offset by increased shipments of walk power mowers.

Changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $6.1 million and $29.2 million for the third quarter and year-to-date periods of fiscal 2016, respectively.

Our net earnings growth in the third quarter and year-to-date periods of fiscal 2016 was primarily attributable to gross margin increases of 50 basis points and 160 basis points, respectively. In addition to gross margin increases, we realized earnings growth attributed to a reduction in our selling, general and administrative (“SG&A”) expenses of 10 basis points for the third quarter comparison. Year-to-date, SG&A expenses increased as a percentage of net sales by 20 basis points.

We increased our third quarter cash dividend by 20 percent to $0.30 per share compared to the $0.25 per share quarterly cash dividend paid in the third quarter of fiscal 2015.  On August 18, 2016, our Board of Directors declared a two-for-one split of our common stock, which will be effected in the form of a 100 percent stock dividend, and will be distributed September 16, 2016, to shareholders of record as of September 1, 2016.

Inventory levels decreased $23.1 million, or 6.6 percent, as of the end of the third quarter of fiscal 2016 due primarily to inventory control initiatives during the third quarter. Receivables decreased $25.4 million, or 11.2 percent, largely due to additional customers financing receivables with Red Iron. Field inventory levels were up as of the end of the third quarter of fiscal 2016, due to higher levels in the Professional segment with strong retail demand and anticipated increased sales of new products in fiscal 2016.

Our multi-year initiative, “Destination PRIME,” which began with our 2015 fiscal year, continues our journey into our second century. This is our second year of this three-year initiative, which is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we strive to achieve our goals by pursuing a progression of annual milestones. Our organic revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to less than 13 percent by the end of fiscal 2017. We define average net working capital as net accounts receivable plus net inventory less accounts payable as a percentage of net sales for a twelve month period.

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2016 were $601.0 million, down 1.4 percent compared to the third quarter of fiscal 2015. For the year-to-date period of fiscal 2016, net sales were $1,923.8 million, up 0.7 percent from the same period in the prior fiscal year.  Decreased net sales for the third quarter of fiscal 2016 were driven primarily by lower Residential shipments of walk power mowers and lower channel demand of Professional segment landscape contractor equipment, primarily offset by strong Professional segment sales in our golf equipment and irrigation businesses and continued growth in our rental and specialty construction businesses. Year-to-date fiscal 2016 net sales increased primarily due to strong Professional segment market demand for our innovative product offerings and the successful introduction of new products throughout the year. Partially offsetting this year-to-date net sales increase was a decrease in net sales for our Residential segment due mainly to lower shipments of zero-turn riding mowers and snow products.

International net sales were down 7.1 percent for the third quarter of fiscal 2016, mainly due to decreased shipments of zero-turn riding mowers in our Residential segment and unfavorable foreign currency exchange rates. Additionally, year-to-date fiscal 2016 international net sales were down 5.1 percent, primarily due to decreased sales of walk power mowers in our Residential segment and unfavorable foreign currency exchange rates. These decreases were partially offset by strong demand in our specialty construction business, particularly in Australia.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 29,	July 31,	July 29,	July 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.0)	(64.5)	(63.5)	(65.1)
Gross margin	36.0	35.5	36.5	34.9
SG&A expense	(22.4)	(22.5)	(21.4)	(21.2)
Operating earnings	13.6	13.0	15.1	13.7
Interest expense	(0.8)	(0.8)	(0.7)	(0.7)
Other income, net	0.6	0.5	0.6	0.4
Provision for income taxes	(4.2)	(4.0)	(4.6)	(4.1)
Net earnings	9.2%	8.7%	10.4%	9.3%

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2016 increased 50 basis points to 36.0 percent compared to 35.5 percent in the third quarter of fiscal 2015. Gross profit as a percent of net sales for the year-to-date period of fiscal 2016 increased 160 basis points to 36.5 percent compared to 34.9 percent for the year-to-date period of fiscal 2015. The increase for the third quarter fiscal 2016 comparison was primarily due to lower commodity prices, productivity improvements, and favorable segment mix, as we saw a higher proportion of Professional segment sales that generally carry higher average gross margins than our Residential segment. For the year-to-date period comparison, our gross profit increase was also primarily attributable to lower commodity prices, productivity improvements, and favorable segment mix, along with the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value related to the acquisition of the BOSS business in fiscal 2015 that was not repeated this fiscal year. These gross profit increases for both the third quarter and year-to-date fiscal 2016 periods were partially offset by unfavorable changes in foreign currency exchange rates.

Selling, General, and Administrative Expense

SG&A expense decreased $2.3 million, or 1.7 percent, for the third quarter of fiscal 2016, and increased $6.5 million, or 1.6 percent, for the year-to-date period of fiscal 2016. As a percentage of net sales, SG&A expense decreased 10 basis points for the third quarter and increased 20 basis points for the year-to-date period of fiscal 2016. The decrease as a percentage of net sales for the third quarter comparison was primarily due to decreased incentive expense and administrative expenses, partially offset by increased marketing program expense. For the year-to-date comparison, the increase was largely due to increased warranty expense driven by higher sales and increased marketing program expense from various product promotions, partially offset by decreased incentive expense.

Interest Expense

Interest expense for the third quarter and year-to-date periods of fiscal 2016 increased slightly, by 1.3 percent, and remained flat, respectively.

Other Income, Net

Other income, net for the third quarter and year-to-date periods of fiscal 2016 increased $0.7 million and $4.3 million, respectively, compared to the same respective periods last fiscal year. The increase for the third quarter comparison was primarily due to additional investment income from our equity investment in Red Iron.  Year-to-date fiscal 2016 other income, net increased mainly due to foreign currency exchange rate gains, higher earnings from our equity investment in Red Iron, recovery from a litigation settlement, and a gain on the sale of our Northwestern U.S. distribution.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2016 was 30.9 percent compared to 31.3 percent in the third quarter of 2015. The decrease was primarily driven by more favorable one-time adjustments related to prior years in fiscal 2016 when compared to fiscal 2015. The effective tax rate for the year-to-date periods of fiscal 2016 and 2015 was 30.5 percent and 30.4 percent, respectively. The slight increase was primarily the result of less favorable year-to-date adjustments related to prior years, partially offset by a lower tax rate on current year income due to the permanent extension of the research credit.

Net Earnings

Net earnings for the third quarter of fiscal 2016 were $55.8 million, or $1.00 per diluted share, compared to $53.3 million, or $0.94 per diluted share, for the third quarter of fiscal 2015, resulting in a net earnings per diluted share increase of 6.4 percent. Year-to-date net earnings in fiscal 2016 were $200.8 million, or $3.58 per diluted share, compared to $178.0 million, or $3.13 per diluted share, in the same comparable period last fiscal year, resulting in a net earnings per diluted share increase of 14.4 percent. The primary factors contributing to the net earnings increase for the third quarter comparison included an increase in our gross margin rate and higher other income, net.  The year-to-date net earnings increase was mainly driven by higher net sales, an increase in our gross margin rate and higher other income, net.  In addition, as a result of reduced shares outstanding from repurchases of our common stock, third quarter and year-to-date fiscal 2016 net earnings per diluted share were benefited by approximately $0.01 per share and $0.06 per share, respectively.

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

The following table summarizes net sales by segment:

	Three Months Ended
	July 29,	July 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$427,784	$421,994	$5,790	1.4%
Residential	167,815	175,977	(8,162)	(4.6)%
Other	5,381	11,644	(6,263)	(53.8)%
Total*	$600,980	$609,615	$(8,635)	(1.4)%

* Includes international sales of:	$126,993	$136,626	$(9,633)	(7.1)%

	Nine Months Ended
	July 29,	July 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$1,361,829	$1,314,474	$47,355	3.6%
Residential	550,330	578,587	(28,257)	(4.9)%
Other	11,660	17,007	(5,347)	(31.4)%
Total*	$1,923,819	$1,910,068	$13,751	0.7%

* Includes international sales of:	$450,577	$474,911	$(24,334)	(5.1)%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
	July 29,	July 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$89,096	$82,253	$6,843	8.3%
Residential	12,767	20,566	(7,799)	(37.9)%
Other	(21,076)	(25,203)	4,127	(16.4)%
Total	$80,787	$77,616	$3,171	4.1%

	Nine Months Ended
	July 29,	July 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Professional	$292,311	$258,727	$33,584	13.0%
Residential	64,494	69,131	(4,637)	(6.7)%
Other	(68,079)	(72,132)	4,053	(5.6)%
Total	$288,726	$255,726	$33,000	12.9%

Professional Segment

Net Sales. Worldwide net sales for our Professional segment in the third quarter and year-to-date periods of fiscal 2016 increased 1.4 percent and 3.6 percent, respectively. Professional segment net sales were positively impacted by increased shipments of our golf equipment and irrigation products, primarily due to demand for our innovative product offerings and the successful introduction of new products. Continued growth in our rental and specialty construction businesses also increased our Professional segment net sales mainly due to strong demand of our new Dingo® TX 1000 compact utility loader. Net sales of our landscape contractor equipment decreased in the third quarter comparison due to lower channel demand, while year-to-date net sales were higher for fiscal 2016 as contractors continued to value our turf management and productivity-enhancing product offerings.  Net sales growth for the third quarter and year-to-date periods of fiscal 2016 were slightly offset by lower sales of our Professional snow and ice management equipment, along with being hampered by the impact of unfavorable foreign currency exchange rate fluctuations.

Operating Earnings. Operating earnings for the Professional segment in the third quarter of fiscal 2016 increased by 8.3 percent compared to the third quarter of fiscal 2015 and increased to 20.8 percent as a percentage of net sales in the third quarter of fiscal 2016 compared to 19.5 percent in the third quarter of fiscal 2015. These increases were primarily due to higher gross margins from lower commodity prices and productivity improvements, partially offset by unfavorable foreign currency exchange rates. For the year-to-date period of fiscal 2016, Professional segment operating earnings increased by 13.0 percent compared to the same period in the prior fiscal year and increased to 21.5 percent as a percentage of net sales for the year-to-date period of fiscal 2016 compared to 19.7 percent in the same period last fiscal year. These increases were primarily due to higher gross margins from the impact of lower commodity prices, productivity improvements, and the purchase accounting impact of the incremental charge for the sale of inventory that was written-up to fair value related to the acquisition of the BOSS business in fiscal 2015 that was not repeated this fiscal year. These year-to-date gross margin increases were partially offset by unfavorable foreign currency exchange rate fluctuations.

Residential Segment

Net Sales. Worldwide net sales for the Residential segment in the third quarter and year-to-date periods of fiscal 2016 decreased 4.6 percent and 4.9 percent, respectively. The sales decrease in the third quarter comparison was primarily driven by reduced worldwide channel demand for walk power and riding mowers, partially offset by higher shipments of snow products in advance of the selling season.  The year-to-date fiscal 2016 net sales decrease was driven by lower sales of our zero-turn radius riding mowers primarily due to variable weather conditions throughout the year and low snowfalls early in fiscal 2016 that affected demand for our residential snow products. These decreases were partially offset by higher shipments of walk power mowers driven by strong market demand for our all-wheel-drive and SMARTSTOW® mowers.

Operating Earnings. Operating earnings for the Residential segment in the third quarter and year-to-date periods of fiscal 2016 decreased 37.9 percent and 6.7 percent, respectively. Expressed as a percentage of net sales, Residential segment operating earnings decreased to 7.6 percent from 11.7 percent when compared to the third quarter of fiscal 2015, and fiscal 2016 year-to-date Residential segment operating earnings decreased to 11.7 percent from 11.9 percent in the same period last fiscal year. The operating earnings decrease for the third quarter and year-to-date comparisons was primarily driven by lower sales, higher SG&A expenses, and unfavorable foreign currency exchange rates. These operating earnings decreases were favorably offset by higher gross margins, mainly from lower commodity prices and productivity improvements.

Other Segment

Net Sales. Net sales for the Other segment include sales from our wholly owned domestic distribution companies less sales from the Professional and Residential segments to those distribution companies. The Other segment net sales in the third quarter and year-to-date periods of fiscal 2016 decreased by $6.3 million and $5.3 million, respectively. These decreases were mainly a result of the sale of our Northwestern U.S. distribution company early in the first quarter of fiscal 2016.

Operating Loss. Operating loss for the Other segment for both the third quarter and year-to-date periods of fiscal 2016 decreased $4.1 million. The decrease in operating loss for the third quarter fiscal 2016 comparison was primarily attributable to decreased employee incentive expenses. The decrease in operating loss for the year-to-date fiscal 2016 period comparison was primarily attributable to decreased employee incentive accruals, partially offset by higher earnings from our equity investment in Red Iron, recovery from a litigation settlement, and a gain on the sale of our Northwestern U.S. distribution company.

FINANCIAL POSITION

Working Capital

During the remainder of fiscal 2016, we plan to place an increased emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. We calculate our average net working capital as net receivables plus net inventories, less accounts payable for a twelve month period as percentage of rolling twelve month net sales. Our average net working capital as a percentage of net sales for the twelve months ended July 29, 2016, was 16.4 percent compared to 15.9 percent for the twelve months ended July 31, 2015.

Inventory levels were down $23.1 million, or 6.6 percent, as of the end of the third quarter of fiscal 2016 compared to the end of the third quarter of fiscal 2015 due to inventory control initiatives to lower production plans, increase emphasis on finished goods inventory and improve monitoring of product replenishment to our end users. Receivables as of the end of the third quarter of fiscal 2016 decreased $25.4 million, or 11.2 percent, compared to the end of the third quarter of fiscal 2015 primarily as a result of additional customers financing receivables with Red Iron. Our average days sales outstanding for receivables decreased to 31.9 days based on sales for the last twelve months ended July 29, 2016, compared to 34.1 days for the twelve months ended July 31, 2015. In addition, accounts payable increased as of the end of our third quarter of fiscal 2016 compared to the end of the third quarter of fiscal 2015 by $2.2 million, or 1.3 percent, due to recent purchases of commodities and components.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of July 29, 2016, cash and short-term investments held by our foreign subsidiaries that are not available to fund domestic operations unless repatriated were approximately $125 million.  We expect capital expenditures for fiscal 2016 to be approximately $60 million.

Our Board of Directors approved a cash dividend of $0.30 per share for the third quarter of fiscal 2016 that was paid on July 12, 2016. This was an increase of 20 percent over our cash dividend of $0.25 per share for the third quarter of fiscal 2015. On August 18, 2016, our Board of Directors also declared a two-for-one split of our common stock, which will be effected in the form of a 100 percent stock dividend, and will be distributed September 16, 2016, to shareholders of record as of September 1, 2016.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2016 increased $120.9 million, or 72.0 percent, compared to the first nine months of fiscal 2015. This nine month comparison change was due mainly to a decrease in accounts receivable from additional customers financing receivables with Red Iron and a decrease in cash used in inventory due to inventory control initiatives. Cash used for investing activities decreased $204.6 million during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 due to cash utilized for the acquisition of the BOSS business in the first quarter of fiscal 2015. Cash used for financing activities for the first nine months of fiscal 2016 decreased $30.7 million compared to the first nine months of fiscal 2015 mainly due to lower amounts of cash utilized for share repurchases, proceeds from stock options exercised due to rising share price and the favorable change in excess tax benefits from stock-based awards. These decreases were partially offset by increased common stock dividends paid.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $9.3 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of July 29, 2016, we had no outstanding short-term debt under these lines of credit compared to $5.0 million outstanding short-term debt as of July 31, 2015.  As of July 29, 2016, we had $10.5 million of outstanding letters of credit and $148.8 million of unutilized availability under our credit agreements.

As of July 29, 2016, we had $357.3 million outstanding in long-term debt that includes $100.0 million of 7.8% debentures due June 15, 2027, $123.7 million of 6.625% senior notes due May 1, 2037 and a $113.8 million term loan. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019. We also have outstanding $19.8 million in a note to the former owners of the BOSS business.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and stock repurchases as long as our debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of July 29, 2016, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of July 29, 2016, and we expect to be in compliance with all covenants during the remainder of fiscal 2016. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2016 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to distributors and dealers of our products in the U.S. and to select distributors of our products in Canada to enable our distributors and dealers to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $20.3 million of receivables from us during the first nine months of fiscal 2016. As of July 29, 2016, $12.5 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2016, average prices paid for commodities and components we purchase were slightly lower compared to the average prices paid for commodities and components in the first nine months of fiscal 2015. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly lower for the remainder of fiscal 2016 as compared to fiscal 2015. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The amended guidance will become effective for us commencing in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

•            A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, accounting, and business factors, including implications of the United Kingdom’s vote to exit the European Union; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

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

•            If we are unable to retain our executive officers or other key employees, attract and retain other qualified personnel, or successfully implement executive officer, key employee or other qualified personnel transitions, we may not be able to meet strategic objectives and our business could suffer.

•            As a result of our Red Iron joint venture, we are dependent upon the joint venture to provide competitive inventory financing programs to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by the joint venture, challenges or delays in transferring new distributors and dealers from any business we might acquire to this financing platform, any termination or disruption of our joint venture relationship or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve primarily the use of forward currency contracts. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate changes and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, the Romanian New Leu against the U.S. dollar, and the Romanian New Leu against the Euro, including exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom’s vote to exit the European Union.

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

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended July 29, 2016 were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.7280	43,703.8	(587.1)	(116.6)
Buy US dollar/Sell Canadian dollar	1.2931	16,680.9	318.8	(188.1)
Buy US dollar/Sell Euro	1.1191	58,874.0	(138.3)	1,314.9
Buy US dollar/Sell British pound	1.3692	26,178.3	188.4	1,194.8
Buy Mexican peso/Sell US dollar	17.7687	16,304.0	(1,775.4)	(2,012.9)

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our third quarter ended July 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2016 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2,3)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1,2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1,2)
April 30, 2016 through May 27, 2016	27,100	$86.09	27,100	4,585,776
May 28, 2016 through July 1, 2016	246,900	87.30	246,900	4,338,876
July 2, 2016 through July, 29 2016	42,805	87.95	41,915	4,296,961
Total	316,805	87.28	315,915

(1)         On December 11, 2012, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 315,915 shares during the period indicated above under this program and 296,961 shares remain available to repurchase under this program.

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

(3)         Includes 890 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $90.65 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 890 shares were not repurchased under the company’s repurchase program described in 1 and 2 above.

ITEM 5.  OTHER INFORMATION

As previously disclosed in our Current Report on Form 8-K dated July 19, 2016 (i) our Board of Directors elected Richard M. Olson as President and Chief Executive Officer, effective November 1, 2016, and (ii) current Chairman and Chief Executive Officer, Michael J. Hoffman, will remain an elected officer and employee of the company in the role of Chairman of the Board of Toro, also effective November 1, 2016.

On July 19, 2016, our Board of Directors adopted amendments to our Amended and Restated Bylaws to, among other things, update the orderly and efficient processes for shareholders seeking to nominate directors at a meeting of our shareholders.  As part of this process, shareholders seeking to nominate directors at any meeting of our shareholders must provide information relevant to our and our shareholders’ evaluation of the proposed nomination as detailed in the Amended and Restated Bylaws.  The changes to such procedures require additional prescribed information in the notice and that the shareholder be present in person at the meeting. Please see our Amended and Restated Bylaws filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 19, 2016, and incorporated herein by reference.

ITEM 6.  EXHIBITS

(a)	Exhibit No.	Description

2.1 (1)

Third Amended and Restated Program and Repurchase Agreement, dated as of June 30, 2016, by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated July 8, 2016, Commission File No. 1-8649).

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

3.3 and 4.3	Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).

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

10.1

Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).

10.2

Offer Letter dated July 19, 2016 between The Toro Company and Michael J. Hoffman (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).

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

101

The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2016, filed with the SEC on August 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended July 29, 2016 and July 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended July 29, 2016 and July 31, 2015, (iii) Condensed Consolidated Balance Sheets as of July 29, 2016, July 31, 2015, and October 31, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the nine-month periods ended July 29, 2016 and July 31, 2015, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

(1)         Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF #33999). The redacted material was filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY

(Registrant)

Date: August 31, 2016	By	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)