Form 10-Q
period 2017-02-03
TORO CO
filed 2017-03-08
CIK 737758

ttc0203201710q.htm

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 3, 2017

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

The number of shares of the registrant’s common stock outstanding as of March 1, 2017 was 107,582,096.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 3, 2017	January 29, 2016
Net sales	$515,839	$486,398
Cost of sales	322,359	303,744
Gross profit	193,480	182,654
Selling, general, and administrative expense	132,910	128,815
Operating earnings	60,570	53,839
Interest expense	(4,883)	(4,654)
Other income, net	3,866	4,512
Earnings before income taxes	59,553	53,697
Provision for income taxes	14,563	14,436
Net earnings	44,990	39,261

Basic net earnings per share of common stock	$0.41	$0.36

Diluted net earnings per share of common stock	$0.41	$0.35

Weighted-average number of shares of common stock outstanding — Basic	108,627	110,029

Weighted-average number of shares of common stock outstanding — Diluted	110,774	112,326

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 3, 2017	January 29, 2016
Net earnings	$44,990	$39,261
Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustments	117	(4,791)
Derivative instruments, net of tax of $285 and $338, respectively	221	(1,059)
Other comprehensive income (loss)	338	(5,850)
Comprehensive income	$45,328	$33,411

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	February 3, 2017	January 29, 2016	October 31, 2016
ASSETS
Cash and cash equivalents	$158,893	$118,140	$273,555
Receivables, net	183,850	190,297	163,265
Inventories, net	402,103	422,036	307,034
Prepaid expenses and other current assets	36,470	36,983	35,155
Total current assets	781,316	767,456	779,009

Property, plant, and equipment, gross	855,826	811,222	838,036
Less accumulated depreciation	628,909	589,699	615,998
Property, plant, and equipment, net	226,917	221,523	222,038

Long-term deferred income taxes	56,864	66,000	57,228
Other assets	25,788	24,352	23,422
Goodwill	201,246	195,222	194,782
Other intangible assets, net	110,782	116,123	108,093
Total assets	$1,402,913	$1,390,676	$1,384,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$22,960	$23,398	$22,484
Short-term debt	—	52,912	—
Accounts payable	232,440	211,216	174,668
Accrued liabilities	263,724	262,888	266,687
Total current liabilities	519,124	550,414	463,839

Long-term debt, less current portion	315,314	337,969	328,477
Deferred revenue	25,172	11,246	11,830
Other long-term liabilities	30,267	31,118	30,391

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,575,440 shares as of February 3, 2017, 108,965,108 shares as of January 29, 2016, and 108,427,393 shares as of October 31, 2016	107,575	108,965	108,427
Retained earnings	443,559	386,657	480,044
Accumulated other comprehensive loss	(38,098)	(35,693)	(38,436)
Total stockholders’ equity	513,036	459,929	550,035
Total liabilities and stockholders’ equity	$1,402,913	$1,390,676	$1,384,572

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 3, 2017	January 29, 2016
Cash flows from operating activities:
Net earnings	$44,990	$39,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(1,943)	(1,878)
Provision for depreciation, amortization, and impairment loss	16,516	15,741
Stock-based compensation expense	3,618	2,477
Decrease in deferred income taxes	393	—
Other	(98)	(464)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(19,380)	(12,614)
Inventories, net	(90,560)	(92,918)
Prepaid expenses and other assets	(4,272)	(4,655)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	66,128	59,581
Net cash provided by operating activities	15,392	4,531

Cash flows from investing activities:
Purchases of property, plant, and equipment	(11,620)	(10,680)
Proceeds from asset disposals	—	60
Distributions from finance affiliate, net	(98)	765
Proceeds from sale of a business	—	1,500
Acquisition, net of cash acquired	(23,882)	—
Net cash (used in) investing activities	(35,600)	(8,355)

Cash flows from financing activities:
Increase in short-term debt	—	51,789
Repayments of long-term debt	(12,702)	(13,371)
Proceeds from exercise of stock options	3,128	2,495
Purchases of Toro common stock	(67,718)	(27,485)
Dividends paid on Toro common stock	(18,994)	(16,496)
Net cash (used in) financing activities	(96,286)	(3,068)

Effect of exchange rates on cash and cash equivalents	1,832	(1,243)

Net (decrease) in cash and cash equivalents	(114,662)	(8,135)
Cash and cash equivalents as of the beginning of the fiscal period	273,555	126,275
Cash and cash equivalents as of the end of the fiscal period	$158,893	$118,140

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
February 3, 2017

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company” and “Toro” refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and results of operations. Since the company’s business is seasonal, operating results for the three months ended February 3, 2017, cannot be annualized to determine the expected results for the fiscal year ending October 31, 2017.

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

For further information, refer to the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The policies described in that report are used for preparing quarterly reports.

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

New Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. This amended guidance was retrospectively adopted in the first quarter of fiscal 2017. Prior periods have been retrospectively adjusted for the adoption of this amended guidance and are reclassified in the consolidated balance sheets presentation as a direct deduction from the carrying amount of the related debt liability. The adoption of this guidance did not have a material impact on the company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This amended guidance requires customers to determine whether or not an arrangement contains a software license element. If the arrangement contains a software element, the related fees paid should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it is accounted for as a service contract. This amended guidance was adopted in the first quarter of fiscal 2017. The adoption of this guidance did not have an impact on the company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting. This amended guidance simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The company elected to early adopt this amended guidance effective November 1, 2016, which is the first quarter of fiscal 2017.

The impact of the early adoption resulted in the following:

•
The company recorded a discrete tax benefit of $4.9 million related to the excess tax benefit on share-based awards within income tax expense for the three months ended February 3, 2017. Prior to the adoption of this standard, these tax benefits were included in additional paid-in capital on the consolidated balance sheets. Adoption of this standard could add increased volatility to the company's provision for income taxes mainly due to timing of stock option exercises, vesting of restricted stock units and common stock price.

•	The company elected not to change its policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate.

•
The company has elected to change its policy on tax withholding requirements and will allow participants to withhold up to the maximum statutory rate prospectively on new awards. As of November 1, 2016, the company did not have any outstanding liabilities on awards which would require a cumulative-effect adjustment to retained earnings.

•
The company no longer presents the cash received from excess tax benefits within cash flows from financing activities as this benefit is now reflected within cash flows from operating activities in the consolidated statements of cash flows. The company elected to apply this change retrospectively and the change resulted in a $4.9 million and $3.4 million increase in cash flows from operating activities for the three months ended February 3, 2017 and January 29, 2016, respectively.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This amended guidance removes the prohibition against the immediate recognition of the current and deferred tax effects of intra-entity transfers of assets other than inventory. This amended guidance was early adopted in the first quarter of fiscal 2017 using a modified retrospective basis. The company recorded a cumulative effect adjustment to the beginning balance of its retained earnings in the first quarter of fiscal 2017 for remaining unamortized deferred tax expense of intra-entity transfers of fixed assets totaling $2.4 million.

Note 2 — Acquisition

Effective January 1, 2017, during the first quarter of fiscal 2017, the company completed the acquisition of all the outstanding shares of Regnerbau Calw GmbH (Perrot), a privately held manufacturer of professional irrigation equipment. The addition of these products broadens and strengthens the company's irrigation solutions for the sport, agricultural, and industrial markets. The acquisition was funded with existing foreign cash and cash equivalents.

The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of February 3, 2017, the company has not yet finalized the purchase accounting for the acquisition, but expects to finalize such purchase accounting in fiscal 2017. This acquisition was immaterial based on the company's consolidated financial condition and results of operations.

Note 3 — Investment in Joint Venture

In fiscal 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that primarily provides inventory financing to certain distributors and dealers of the company’s products in the U.S. On November 29, 2016, the company entered into amended agreements for its Red Iron joint venture with TCFIF. As a result, the amended term of Red Iron will continue until October 31, 2024, subject to two-year extensions thereafter. Either the company or TCFIF may elect not to extend the amended term or any subsequent term by giving one-year written notice to the other party.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of February 3, 2017 was $20.8 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the three months ended February 3, 2017 and January 29, 2016 was $375.0 million and $336.1 million, respectively.

As of January 31, 2017, Red Iron’s total assets were $403.0 million and total liabilities were $356.9 million.

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

Inventories were as follows:

	February 3, 2017	January 29, 2016	October 31, 2016
(Dollars in thousands)
Raw materials and work in process	$107,170	$115,373	$90,463
Finished goods and service parts	353,290	370,703	274,929
Total FIFO value	460,460	486,076	365,392
Less: adjustment to LIFO value	58,357	64,040	58,358
Total inventories, net	$402,103	$422,036	$307,034

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first three months of fiscal 2017 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2016	$184,338	$10,444	$194,782
Goodwill acquired	6,151	—	6,151
Translation adjustments	268	45	313
Balance as of February 3, 2017	$190,757	$10,489	$201,246

The components of other intangible assets as of February 3, 2017 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,142	$(11,040)	$4,102
Non-compete agreements	6,879	(6,742)	137
Customer-related	87,285	(15,517)	71,768
Developed technology	30,058	(24,519)	5,539
Trade names	29,469	(4,575)	24,894
Other	800	(800)	—
Total amortizable	169,633	(63,193)	106,440
Non-amortizable - trade names	4,342	—	4,342
Total other intangible assets, net	$173,975	$(63,193)	$110,782

The components of other intangible assets as of October 31, 2016 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,151	$(10,866)	$4,285
Non-compete agreements	6,886	(6,681)	205
Customer-related	84,353	(14,434)	69,919
Developed technology	28,648	(23,712)	4,936
Trade names	28,715	(4,235)	24,480
Other	800	(800)	—
Total amortizable	164,553	(60,728)	103,825
Non-amortizable - trade names	4,268	—	4,268
Total other intangible assets, net	$168,821	$(60,728)	$108,093

Amortization expense for intangible assets during the first three months of fiscal 2017 was $2.4 million, compared to $3.2 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2017 and succeeding fiscal years is as follows: fiscal 2017 (remainder), $7.5 million; fiscal 2018, $8.0 million; fiscal 2019, $7.1 million; fiscal 2020, $6.5 million; fiscal 2021, $6.1 million; fiscal 2022, $6.0 million; and after fiscal 2022, $65.2 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	February 3, 2017	January 29, 2016	October 31, 2016
(Dollars in thousands)
Foreign currency translation adjustments	$31,177	$29,393	$31,430
Pension and post-retirement benefits	6,495	5,112	6,359
Derivative instruments	426	1,188	647
Total accumulated other comprehensive loss	$38,098	$35,693	$38,436

The components and activity of AOCL for the first three months of fiscal 2017 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive loss (income) before reclassifications	(253)	136	102	(15)
Amounts reclassified from AOCL	—	—	(323)	(323)
Net current period other comprehensive loss (income)	(253)	136	(221)	(338)
Balance as of February 3, 2017	$31,177	$6,495	$426	$38,098

The components and activity of AOCL for the first three months of fiscal 2016 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Postretirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2015	$24,328	$5,386	$129	$29,843
Other comprehensive loss (income) before reclassifications	5,065	(274)	165	4,956
Amounts reclassified from AOCL	—	—	894	894
Net current period other comprehensive loss (income)	5,065	(274)	1,059	5,850
Balance as of January 29, 2016	$29,393	$5,112	$1,188	$35,693

Note 7 — Stock-Based Compensation

Stock Option Awards

Under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the “2010 plan”), stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

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

The following table illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2017	Fiscal 2016
Expected life of option in years	6.02	5.98
Expected stock price volatility	22.15%	24.06%
Risk-free interest rate	2.03%	1.81%
Expected dividend yield	1.01%	1.24%
Weighted-average fair value at date of grant	$12.55	$8.79

Performance Share Awards

Under the 2010 Plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first three months of each of fiscal 2017 and 2016 was $54.52 and $38.89, respectively.

Restricted Stock and Restricted Stock Unit Awards

Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2017 and 2016 was $56.67 and $38.62, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
	February 3, 2017	January 29, 2016
(Shares in thousands)
Basic
Weighted-average number of shares of common stock	108,585	109,955
Assumed issuance of contingent shares	42	74
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,627	110,029
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,627	110,029
Effect of dilutive securities	2,147	2,297
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	110,774	112,326

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

Incremental shares from options and restricted stock units are computed by the treasury stock method. Options to purchase 317,757 and 398,562 shares of common stock during the first three months of fiscal 2017 and 2016, respectively, were excluded from the diluted net earnings per share because they were anti-dilutive.

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended February 3, 2017	Professional	Residential	Other	Total
Net sales	$371,809	$140,390	$3,640	$515,839
Intersegment gross sales	4,556	74	(4,630)	—
Earnings (loss) before income taxes	68,166	16,558	(25,171)	59,553
Total assets	854,384	243,145	305,384	1,402,913

(Dollars in thousands)
Three months ended January 29, 2016	Professional	Residential	Other	Total
Net sales	$338,836	$144,284	$3,278	$486,398
Intersegment gross sales	5,717	68	(5,785)	—
Earnings (loss) before income taxes	61,592	16,739	(24,634)	53,697
Total assets	854,106	263,407	273,163	1,390,676

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended
	February 3, 2017	January 29, 2016
(Dollars in thousands)
Corporate expenses	$(23,961)	$(24,783)
Interest expense, net	(4,883)	(4,654)
Other	3,673	4,803
Total	$(25,171)	$(24,634)

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

Note 11 — Warranty Guarantees

The company’s products are warranted to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is generally for specified periods of time and on select products’ hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet the company's prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense. The company sells extended warranty coverage on select products for a prescribed period after the original warranty period expires.

Warranty provisions, claims, and changes in estimates for the first three months of fiscal 2017 and 2016 were as follows:

	Three Months Ended
	February 3, 2017	January 29, 2016
(Dollars in thousands)
Beginning balance	$72,158	$70,734
Warranty provisions	9,615	8,940
Warranty claims	(9,794)	(8,527)
Changes in estimates	594	—
Ending balance	$72,573	$71,147

Note 12 — Derivative Instruments and Hedging Activities

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company actively manages the exposure of its foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s hedging activities primarily involves the use of forward currency contracts, that are intended to offset intercompany loan exposures. The company may also utilize cross currency swaps to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty. The company’s primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the consolidated balance sheets, recognizing future changes in the fair value in other income, net.  For the first quarter of fiscal 2017, there were immaterial losses on forward contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. As of February 3, 2017, the notional amount outstanding of forward contracts designated as cash flow hedges was $104.2 million.

Derivatives not designated as hedging instruments. The company also enters into foreign currency contracts that include forward currency contracts to mitigate the remeasurement of specific assets and liabilities on the consolidated balance sheet. These contracts are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income, net, on the consolidated statements of earnings together with the transaction gain or loss from the hedged balance sheet position.

The following table presents the fair value of the company’s derivatives and consolidated balance sheet location.

	Fair Value at	Fair Value at	Fair Value at
(Dollars in thousands)	February 3, 2017	January 29, 2016	October 31, 2016
Asset Derivatives
Derivatives Designated as Hedging Instruments
Prepaid expenses and other current assets
Forward currency contracts	$1,552	$3,393	$1,535
Cross currency contract	—	142	—
Derivatives Not Designated as Hedging Instruments
Prepaid expenses and other current assets
Forward currency contracts	795	1,347	432
Cross currency contract	—	2,218	—
Total Assets	$2,347	$7,100	$1,967
Liability Derivatives
Derivatives Designated as Hedging Instruments
Accrued liabilities
Forward currency contracts	$1,363	$2,967	$973
Derivatives Not Designated as Hedging Instruments
Accrued liabilities
Forward currency contracts	141	235	792
Total Liabilities	$1,504	$3,202	$1,765

The following table presents the impact of derivative instruments on the consolidated statements of earnings for the company’s derivatives designated as cash flow hedging instruments for the three months ended February 3, 2017 and January 29, 2016, respectively.

	Effective Portion					Ineffective Portion and excluded from Effectiveness Testing
	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income		Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
(Dollars in thousands)	February 3, 2017	January 29, 2016		February 3, 2017	January 29, 2016		February 3, 2017	January 29, 2016
For the three months ended
Forward currency contracts	$(372)	$565	Net sales	$439	$1,080	Other income, net	$397	$(12)
Forward currency contracts	(152)	(1,659)	Cost of sales	(762)	(314)
Cross currency contracts	—	34	Other income, net	—	128
Total derivatives designated as cash flow hedges	$(524)	$(1,060)	Total	$(323)	$894	Total	$397	$(12)

As of February 3, 2017, the company expects to reclassify approximately $0.3 million of losses from AOCL to earnings during the next twelve months.

The following table presents the gain/(loss) of derivative instruments on the consolidated statements of earnings for the company’s derivatives not designated as hedging instruments.

		Three Months Ended
	Location of Gain (Loss)	February 3, 2017	January 29, 2016
(Dollars in thousands)
Forward currency contracts	Other income, net	$1,144	$1,337
Cross currency contracts	Other income, net	—	130
Total derivatives not designated as hedges		$1,144	$1,467

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

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the consolidated balance sheets:

(Dollars in thousands)	February 3, 2017	January 29, 2016	October 31, 2016
Assets
Forward currency contracts
Gross Amounts of Recognized Assets	$2,347	$4,740	$2,264
Gross Liabilities Offset in the Balance Sheets	—	—	(297)
Net Amounts of Assets Presented in the Balance Sheets	2,347	4,740	1,967
Cross currency contracts
Gross Amounts of Recognized Assets	—	2,360	—
Net Amounts of Assets Presented in the Balance Sheets	—	2,360	—
Total Assets	$2,347	$7,100	$1,967
Liabilities
Forward currency contracts
Gross Amounts of Recognized Liabilities	$(1,614)	$(3,202)	$(1,765)
Gross Assets Offset in the Balance Sheets	110	—	—
Net Amounts of Liabilities Presented in the Balance Sheets	(1,504)	(3,202)	(1,765)
Total Liabilities	$(1,504)	$(3,202)	$(1,765)

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

Assets and liabilities measured at fair value on a recurring basis, as of February 3, 2017, January 29, 2016, and October 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
February 3, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$158,893	$158,893	$—	$—
Forward currency contracts	2,347	—	2,347	—
Total Assets	$161,240	$158,893	$2,347	$—
Liabilities:
Forward currency contracts	$1,504	$—	$1,504	$—
Deferred compensation liabilities	1,017	—	1,017	—
Total Liabilities	$2,521	$—	$2,521	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
January 29, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$118,140	$118,140	$—	$—
Forward currency contracts	4,740	—	4,740	—
Cross currency contracts	2,360	—	2,360	—
Total Assets	$125,240	$118,140	$7,100	$—
Liabilities:
Forward currency contracts	$3,202	$—	$3,202	$—
Deferred compensation liabilities	1,524	—	1,524	—
Total Liabilities	$4,726	$—	$4,726	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$273,555	$273,555	$—	$—
Forward currency contracts	1,967	—	1,967	—
Total Assets	$275,522	$273,555	$1,967	$—
Liabilities:
Forward currency contracts	$1,765	$—	$1,765	$—
Deferred compensation liabilities	1,149	—	1,149	—
Total Liabilities	$2,914	$—	$2,914	$—

There were no transfers between Level 1 and Level 2 during the three months ended February 3, 2017 and January 29, 2016, or the twelve months ended October 31, 2016.

Note 14 — Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented in six sections:

·                  Company Overview

·                  Results of Operations

·                  Business Segments

·                  Financial Position

·                  Critical Accounting Policies and Estimates

·                  Forward-Looking Information

This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled “Forward-Looking Information” located at the end of Part I, Item 2 of this report for more information.

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

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2017, our net sales increased 6.1 percent with a net earnings increase of 14.6 percent, each as compared to the first quarter of fiscal 2016. Professional segment net sales increased 9.7 percent for the first quarter of fiscal 2017, primarily due to new product releases in our landscape contractor business, increased demand for our professional snow and ice management products, along with continued growth in our golf and grounds, micro-irrigation, and specialty construction businesses.  Residential segment net sales were down 2.7 percent for the first quarter of fiscal 2017, primarily due to zero-turn radius riding mowers returning to a more normal shipment pattern, partially offset by higher demand of residential snow products.

Changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $3.7 million for the first quarter of fiscal 2017.

Our net earnings growth in the first quarter of fiscal 2017 was primarily attributable to leveraging our selling, general and administrative (“SG&A”) expenses over higher sales volumes, which resulted in a reduction of SG&A expense as a percentage of net sales of 70 basis points for the first quarter comparison.

We increased our first quarter of fiscal 2017 cash dividend by 16.7 percent to $0.175 per share compared to the $0.15 per share quarterly cash dividend paid in the first quarter of fiscal 2016.

Inventory levels decreased $19.9 million, or 4.7 percent, as of the end of the first quarter of fiscal 2017 due primarily to better inventory control initiatives during the first quarter of fiscal 2017. Receivables decreased $6.4 million, or 3.4 percent, largely due to timing of sales for the first quarter comparison. Field inventory levels were up slightly as of the end of the first quarter of fiscal 2017, due to strong demand and anticipated increased sales of new products as we move into our key selling season.

Our current multi-year initiative, “Destination PRIME,” which began with our 2015 fiscal year, continues our journey into our second century. This is our final year of this three-year initiative, which is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we strive to achieve our goals by pursuing a progression of annual milestones. Our organic revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to 13 percent or less by the end of fiscal 2017. We define average net working capital as net accounts receivable plus net inventory less accounts payable as a percentage of net sales for a twelve month period.

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2017 were $515.8 million, up 6.1 percent compared $486.4 million in the first quarter of fiscal 2016. This increase was driven primarily by new product releases of Professional segment landscape contractor equipment, favorable snowfalls and icy weather conditions which increased demand of Professional segment snow and ice management products and Residential segment snow thrower products, and continued growth in our golf and grounds, micro-irrigation, and specialty construction businesses. This increase in net sales was partially offset by lower Residential segment shipments of zero-turn radius riding mowers, as shipments returned to a more normal pattern in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

International net sales were up 3.1 percent for the first quarter of fiscal 2017, mainly due to new project wins for our golf business, as well as growth of our micro-irrigation business. This increase was partially offset by unfavorable foreign currency exchange rate fluctuations.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	February 3, 2017	January 29, 2016
Net sales	100.0%	100.0%
Cost of sales	62.5	62.4
Gross margin	37.5	37.6
SG&A expense	25.8	26.5
Operating earnings	11.7	11.1
Interest expense	(0.9)	(1.0)
Other income, net	0.7	0.9
Provision for income taxes	2.8	2.9
Net earnings	8.7%	8.1%

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2017 decreased 10 basis points to 37.5 percent compared to 37.6 percent in the first quarter of fiscal 2016. The decrease for the first quarter fiscal 2017 comparison was primarily due to unfavorable foreign currency exchange rate fluctuations and higher commodity prices, partially offset by productivity improvements and segment mix.

Selling, General, and Administrative Expense

SG&A expense increased $4.1 million, or 3.2 percent, for the first quarter of fiscal 2017. As a percentage of net sales, SG&A expense decreased 70 basis points for the first quarter of fiscal 2017. The decrease as a percentage of net sales for the first quarter comparison was primarily due to the leveraging of expenses over higher sales volumes.

Interest Expense

Interest expense for the first quarter of fiscal 2017 increased slightly by $0.2 million.

Other Income, Net

Other income, net for the first quarter of fiscal 2017 decreased $0.6 million compared to the same period last fiscal year. The decrease for the first quarter comparison was primarily due to a prior year litigation recovery and the sale of our Northwestern U.S. distribution company in the first quarter of fiscal 2016.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2017 was 24.5 percent compared to 26.9 percent in the first quarter of 2016. The decrease was primarily driven by the adoption of ASU 2016-09 Stock-based Compensation in the first quarter quarter of fiscal 2017, which resulted in a discrete tax benefit of $4.9 million related to stock-based compensation. The favorable impact of this benefit was partially offset by the retroactive reenactment of the domestic research tax credit of $2.3 million in the prior year.

Net Earnings

Net earnings for the first quarter of fiscal 2017 were $45.0 million, or $0.41 per diluted share, compared to $39.3 million, or $0.35 per diluted share, for the first quarter of fiscal 2016, resulting in a net earnings per diluted share increase of 17.1 percent. The primary factors contributing to the net earnings increase for the first quarter comparison included increased net sales, a decrease in our SG&A expense as a percentage of net sales, and a lower effective tax rate.  In addition, as a result of reduced shares outstanding from repurchases of our common stock, first quarter fiscal 2017 net earnings per diluted share were benefited by approximately $0.01 per share.

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

The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	February 3, 2017	January 29, 2016	$ Change	% Change
Professional	$371,809	$338,836	$32,973	9.7%
Residential	140,390	144,284	(3,894)	(2.7)%
Other	3,640	3,278	362	11.0%
Total*	$515,839	$486,398	$29,441	6.1%

* Includes international sales of:	$131,242	$127,246	$3,996	3.1%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
(Dollars in thousands)	February 3, 2017	January 29, 2016	$ Change	% Change
Professional	$68,166	$61,592	$6,574	10.7%
Residential	16,558	16,739	(181)	(1.1)%
Other	(25,171)	(24,634)	(537)	(2.2)%
Total	$59,553	$53,697	$5,856	10.9%

Professional Segment

Net Sales. Worldwide net sales for our Professional segment in the first quarter of fiscal 2017 increased 9.7 percent. Professional segment net sales were positively impacted by the release of new products in our landscape contractor business, including the Toro-branded TITAN® HD and the Exmark-branded Radius® zero-turn radius riding mowers. We also experienced increased demand for our BOSS® snow and ice management products driven by more favorable snowfalls and icy weather conditions in many of our key markets. Additionally, we saw higher growth in our golf and grounds business with increased shipments of our GTX utility vehicle, as well as the success of our Aqua-Traxx® micro-irrigation tape products with flow control and our specialty construction compact utility loaders. This net sales increase for the first quarter of fiscal 2017 was slightly offset by the impact of unfavorable foreign currency exchange rate fluctuations.

Operating Earnings. Operating earnings for the Professional segment in the first quarter of fiscal 2017 increased by 10.7 percent compared to the first quarter of fiscal 2016, and increased slightly to 18.3 percent as a percentage of net sales in the first quarter of fiscal 2017 compared to 18.2 percent in the first quarter of fiscal 2016. This increase was primarily due to leveraging SG&A expenses over higher sales volumes, but was partially offset by lower gross margins mainly due to unfavorable foreign currency exchange rate fluctuations and slightly higher commodity prices.

Residential Segment

Net Sales. Worldwide net sales for the Residential segment in the first quarter of fiscal 2017 decreased 2.7 percent. The sales decrease in the first quarter comparison was primarily impacted by a shift in demand for zero-turn radius riding mowers that was experienced in the comparable period last year. Demand for zero-turn radius riding mowers returned to a more normal shipment pattern in the first quarter of fiscal 2017. This decrease in net sales was partially offset by increased demand of our snow products due to more favorable snowfalls across the Midwest and increased shipments of our walk power mowers in southern climates of the U.S, when compared to the prior year.

Operating Earnings. Operating earnings for the Residential segment in the first quarter of fiscal 2017 decreased 1.1 percent. Expressed as a percentage of net sales, Residential segment operating earnings increased to 11.8 percent from 11.6 percent when compared to the first quarter of fiscal 2016. The operating earnings decrease for the first quarter comparison was primarily driven by higher SG&A expenses, which were partially offset by higher gross margins. Gross margins increased for the quarter comparison, mainly due to productivity improvements, partially offset by unfavorable foreign currency exchange rate fluctuations and slightly higher commodity prices.

Other Segment

Net Sales. Net sales for the Other segment include sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. The Other segment net sales in the first quarter of fiscal 2017 increased slightly by $0.4 million.

Operating Loss. Operating loss for the Other segment for the first quarter of fiscal 2017 increased $0.5 million. The increase in operating loss for the first quarter fiscal 2017 comparison was primarily attributable to the sale of our Northwestern U.S. distribution company early in the first quarter of fiscal 2016.

FINANCIAL POSITION

Working Capital

During the remainder of fiscal 2017, we plan to place continued emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended February 3, 2017, was 15.1 percent compared to 16.4 percent for the twelve months ended January 29, 2016. We calculate our average net working capital as net receivables plus net inventories, less accounts payable for a twelve month period as percentage of rolling twelve month net sales.

Inventory levels were down $19.9 million, or 4.7 percent, as of the end of the first quarter of fiscal 2017 compared to the end of the first quarter of fiscal 2016 due to inventory control initiatives centered on production management, increased emphasis on finished goods inventory and improved monitoring of product replenishment to our end users. Receivables as of the end of the first quarter of fiscal 2017 decreased $6.4 million, or 3.4 percent, compared to the end of the first quarter of fiscal 2016 primarily due to timing of sales for channels not financed with Red Iron. Our average days sales outstanding for receivables decreased to 30.8 days based on sales for the last twelve months ended February 3, 2017, compared to 33.4 days for the twelve months ended January 29, 2016. In addition, accounts payable increased as of the end of our first quarter of fiscal 2017 compared to the end of the first quarter of fiscal 2016 by $21.2 million, or 10.0 percent, due to working capital initiatives and increased purchases of commodities and components.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of February 3, 2017, cash and short-term investments held by our foreign subsidiaries was approximately $98.4 million.

Our Board of Directors approved a cash dividend of $0.175 per share for the first quarter of fiscal 2017 that was paid on January 12, 2017. This was an increase of 16.7 percent over our cash dividend of $0.15 per share for the first quarter of fiscal 2016.

Cash Flow. Cash provided by operating activities for the first three months of fiscal 2017 increased $10.9 million compared to the first three months of fiscal 2016. This three month comparison change was mainly due to improved working capital. Cash used for investing activities increased $27.2 million during the first three months of fiscal 2017 compared to the first three months of fiscal 2016, primarily due to cash utilized for an acquisition in the first quarter of fiscal 2017. Cash used for financing activities for the first three months of fiscal 2017 increased $93.2 million compared to the first three months of fiscal 2016 mainly due to more cash used for common stock repurchases and common stock dividends paid, partially offset by fiscal 2016 short-term borrowings.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $9.1 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of February 3, 2017, we had no outstanding short-term debt under these lines of credit compared to $52.9 million outstanding short-term debt as of January 29, 2016.  As of February 3, 2017, we had $6.8 million of outstanding letters of credit and $152.3 million of unutilized availability under our credit agreements.

As of February 3, 2017, we had $338.3 million outstanding in long-term debt that includes $100.0 million of 7.8% debentures due June 15, 2027, $123.7 million of 6.625% senior notes due May 1, 2037, a $107.3 million term loan, and partially offsetting debt issuance costs and deferred charges of $2.9 million related to our outstanding long-term debt. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019. We also have outstanding $10.2 million in a note due to the former owners of the BOSS business.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of February 3, 2017, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of February 3, 2017, and we expect to be in compliance with all covenants during the remainder of fiscal 2017. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2017 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products in the U.S. that enables them carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $7.4 million of receivables from us during the first three months of fiscal 2017. As of February 3, 2017, $11.1 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first three months of fiscal 2017, average prices paid for commodities and components we purchase were slightly higher compared to the average prices paid for commodities and components in the first three months of fiscal 2016. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly higher for the remainder of fiscal 2017 as compared to fiscal 2016. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method but plan to select a transition method no later than the fourth quarter of fiscal 2017. We are currently assessing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business in Accounting Standards Codification 805. The amended guidance will become effective for us commencing in the first quarter of fiscal 2019. Early adoption is permitted. We are currently evaluating the impact of this new standard.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amended guidance will become effective for us commencing in the first quarter of fiscal 2021. We are currently evaluating the impact of this new standard.

We believe that all other recently issued accounting pronouncements from the FASB that we have not noted above, will not have a material impact on our consolidated financial statements or do not apply to our operations.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•
Adverse economic conditions and outlook in the United States and in other countries in which we conduct business could adversely affect our net sales and earnings, which include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels resulting from tax increases or other factors; prolonged high unemployment rates; higher commodity and component costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.

•
Weather conditions, including unfavorable weather conditions exacerbated by global climate changes or otherwise, may reduce demand for some of our products and adversely affect our net sales and operating results, or may affect the timing of demand for some of our products and may adversely affect net sales and operating results in subsequent periods.

•	Fluctuations in foreign currency exchange rates have affected our operating results and could continue to result in declines in our reported net sales and net earnings.

•
Increases in the cost, or disruption in the availability, of raw materials, components, and parts containing various commodities that we purchase, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs or increased tariffs, duties or other charges as a result of changes to international trade agreements may adversely affect our profit margins and business.

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

•
We intend to grow our business in part through acquisitions and alliances, strong customer relations, and new joint ventures and partnerships, which could be risky and harm our business reputation, financial condition, and operating results, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. If previous or future acquisitions do not produce the expected results or integration into our operations takes more time than expected, our business could be harmed. We cannot guarantee previous or future acquisitions, alliances, joint ventures or partnerships will in fact produce any benefits.

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

•
A significant percentage of our consolidated net sales are generated outside of the United States, and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign policy changes between the U.S. and other countries, weakened international economic conditions, or the United Kingdom’s process for exiting the European Union; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

•
If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, or if we experience unforeseen product quality or other problems in the development, production, or use of new and existing products, we may experience a decrease in demand for our products, and our net sales and business could suffer.

•
We manufacture our products at and distribute our products from several locations in the United States and internationally. Any disruption at any of these facilities or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results.

•
Our production labor needs fluctuate throughout the year, with a sharp increase in the number of production staff, some of which may be new to our manufacturing processes and safety protocols, during periods of peak manufacturing activity and any failure by our production labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.

•
Management information systems are critical to our business. If our information systems or those of our business partners or third party service providers fail to adequately perform, or if we, our business partners or third party service providers experience an interruption in their operation, including by theft, loss or damage from unauthorized access, security breaches, natural or man-made disasters, cyber attacks, computer viruses, phishing, power loss or other disruptive events, our business, reputation, financial condition, and operating results could be adversely affected.

•
Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. Our products may infringe the proprietary rights of others.

•
Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws and regulations in the U.S. or other countries in which we conduct business also may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase,(ii) healthcare laws or regulations, which may cause us to incur higher employee healthcare and other costs, or (iii) changes to international trade agreements that could result in additional duties or other charges on raw materials, whole goods or components we import.

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

•
We are required to comply with “conflict minerals” rules promulgated by the SEC, which has imposed costs on us and could raise reputational and other risks. We have, and we expect that we will continue to, incur additional costs and expenses, which may be significant in order to comply with these rules. Since our supply chain is complex, ultimately we may not be able to sufficiently verify the origin of the conflict minerals used in our products through the due diligence procedures that we implement or we may identify through our due diligence procedures that some or all of the conflict minerals in our products are sourced from covered regions, which may adversely affect our reputation with our customers, shareholders, and other stakeholders.

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

•
Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and working capital goals of our “Destination PRIME” initiative or any quarterly financial guidance; natural or man-made disasters or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and increases in insurance premiums; financial viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; a decline in retail sales or financial difficulties of our distributors or dealers, which would cause us to repurchase financed product; new or revised accounting standards, including standards related to stock-based compensation and revenue recognition; and the threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

Foreign Currency Exchange Rate Risk. In the normal course of business, we actively manage the exposure of our foreign currency exchange rate market risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our hedging activities involve primarily the use of forward currency contracts. We may also utilize cross currency swaps to offset intercompany loan exposures. We use derivative instruments only in an attempt to limit underlying exposure from currency fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations and not for trading purposes. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker dollar and peso generally have a positive effect. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, the Romanian New Leu against the U.S. dollar, and the Romanian New Leu against the Euro, including exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom’s process for exiting the European Union.

We enter into various contracts, primarily forward contracts that change in value as foreign currency exchange rates fluctuate, to protect the value of existing foreign currency assets, liabilities, anticipated sales, and probable commitments. Decisions on whether to use such contracts are made based on the amount of exposures to the currency involved and an assessment of the near-term market value for each currency. Worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in values of the related exposures. Therefore, changes in values of these hedge instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Additional information regarding gains and losses on our derivative instruments is presented in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Item 1 of this Quarterly Report on Form 10-Q, in Note 12 entitled “Derivative Instruments and Hedging Activities.”

The following foreign currency exchange contracts held by us have maturity dates in fiscal 2017 and 2018. All items are non-trading and stated in U.S. dollars. Some derivative instruments we enter into do not meet the cash flow hedging criteria; therefore, changes in fair value are recorded in other income, net.

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net as of and for the fiscal period ended February 3, 2017 were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Value in Accumulated Other Comprehensive Income (Loss)	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.7478	41,817.7	14.9	(676.1)
Buy US dollar/Sell Canadian dollar	1.3008	6,342.4	18.1	82.8
Buy US dollar/Sell Euro	1.1178	67,334.4	1,312.9	1,537.1
Buy US dollar/Sell British pound	1.2928	38,345.9	311.0	484.5
Buy Mexican peso/Sell US dollar	20.1013	21,035.9	(1,345.7)	(620.1)

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our first quarter ended February 3, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our first quarter of fiscal 2017 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1,2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1,2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1,2)
November 1, 2016 through December 2, 2016	296,400	$48.22	296,400	7,396,315
December 3, 2016 through December 30, 2016	445,661	55.90	445,661	6,950,654
December 31, 2016 through February 3, 2017	493,883	57.42	492,124	6,458,530
Total	1,235,944	54.67	1,234,185

(1) On December 3, 2015, the company’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 1,234,185 shares during the period indicated above under this program and 6,458,530 shares remain available to repurchase under this program.

(2) Includes 1,759 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $56.34 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,759 shares were not repurchased under the company’s repurchase program described in 1 above.

ITEM 6.  EXHIBITS

(a)	Exhibit No.	Description

2.1 (1)
Second Amendment to Agreement to Form Joint Venture dated November 29, 2016 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).*

2.2 (1)
Third Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated November 29, 2016 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).*

2.3 (1)
Fourth Amended and Restated Program and Repurchase Agreement dated as of November 29, 2016 by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).

	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

3.2 and 4.2
Certificate of Amendment to Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 12, 2013, Commission File No. 1-8649).

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

10.1
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).

10.2
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).

10.3
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).

10.4
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).

10.5
Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).

10.6
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).

10.7
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).

10.8	The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2017 (filed herewith).

10.9	The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (filed herewith).

10.10	The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2017 (filed herewith).

10.11	The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2017 (filed herewith).

10.12
Second Amendment to Credit and Security Agreement dated November 29, 2016 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 3, 2017, filed with the SEC on March 8, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended February 3, 2017 and January 29, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended February 3, 2017 and January 29, 2016, (iii) Condensed Consolidated Balance Sheets as of February 3, 2017, January 29, 2016, and October 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended February 3, 2017 and January 29, 2016, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

THE TORO COMPANY
(Registrant)

Date: March 8, 2017	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)