Form 10-Q
period 2017-05-05
TORO CO
filed 2017-06-07
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 5, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of May 31, 2017 was 107,916,636.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 5, 2017	April 29, 2016	May 5, 2017	April 29, 2016
Net sales	$872,767	$836,441	$1,388,606	$1,322,839
Cost of sales	556,453	533,254	878,812	836,998
Gross profit	316,314	303,187	509,794	485,841
Selling, general, and administrative expense	157,018	148,097	289,928	276,912
Operating earnings	159,296	155,090	219,866	208,929
Interest expense	(4,676)	(4,721)	(9,559)	(9,375)
Other income, net	3,701	3,873	7,567	8,385
Earnings before income taxes	158,321	154,242	217,874	207,939
Provision for income taxes	37,846	48,561	52,409	62,997
Net earnings	$120,475	$105,681	$165,465	$144,942

Basic net earnings per share of common stock	$1.11	$0.96	$1.53	$1.32

Diluted net earnings per share of common stock	$1.08	$0.94	$1.48	$1.29

Weighted-average number of shares of common stock outstanding — Basic	108,203	109,808	108,419	109,918

Weighted-average number of shares of common stock outstanding — Diluted	111,138	111,972	111,451	112,154

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 5, 2017	April 29, 2016	May 5, 2017	April 29, 2016
Net earnings	$120,475	$105,681	$165,465	$144,942
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	600	5,741	717	950
Derivative instruments, net of tax of $(257), $(2,042), $29, and $(1,653), respectively	1,741	(1,533)	1,962	(2,592)
Other comprehensive income (loss)	2,341	4,208	2,679	(1,642)
Comprehensive income	$122,816	$109,889	$168,144	$143,300

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 5, 2017	April 29, 2016	October 31, 2016
ASSETS
Cash and cash equivalents	$265,191	$174,639	$273,555
Receivables, net	328,524	329,837	163,265
Inventories, net	341,576	369,070	307,034
Prepaid expenses and other current assets	41,272	36,683	35,155
Total current assets	976,563	910,229	779,009

Property, plant, and equipment, gross	874,910	824,214	838,036
Less accumulated depreciation	650,633	602,145	615,998
Property, plant, and equipment, net	224,277	222,069	222,038

Long-term deferred income taxes	57,117	68,413	57,228
Other assets	30,618	30,015	23,422
Goodwill	201,915	195,358	194,782
Other intangible assets, net	108,268	113,570	108,093
Total assets	$1,598,758	$1,539,654	$1,384,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$23,105	$23,286	$22,484
Short-term debt	832	—	—
Accounts payable	273,600	260,504	174,668
Accrued liabilities	324,878	316,811	266,687
Total current liabilities	622,415	600,601	463,839

Long-term debt, less current portion	311,957	334,822	328,477
Deferred revenue	24,948	11,565	11,830
Other long-term liabilities	31,667	30,058	30,391

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,879,717 shares as of May 5, 2017, 109,519,366 shares as of April 29, 2016, and 108,427,393 shares as of October 31, 2016	107,880	109,520	108,427
Retained earnings	535,648	484,573	480,044
Accumulated other comprehensive loss	(35,757)	(31,485)	(38,436)
Total stockholders’ equity	607,771	562,608	550,035
Total liabilities and stockholders’ equity	$1,598,758	$1,539,654	$1,384,572

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	May 5, 2017	April 29, 2016
Cash flows from operating activities:
Net earnings	$165,465	$144,942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(4,686)	(4,551)
Provision for depreciation, amortization, and impairment loss	34,548	31,526
Stock-based compensation expense	6,629	5,197
Decrease in deferred income taxes	136	253
Other	—	(464)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(164,495)	(150,072)
Inventories, net	(30,100)	(37,418)
Prepaid expenses and other assets	(9,709)	(91)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	172,643	159,117
Net cash provided by operating activities	170,431	148,439

Cash flows from investing activities:
Purchases of property, plant, and equipment	(22,273)	(22,622)
Proceeds from asset disposals	—	203
Distributions from finance affiliate, net	(2,708)	(2,865)
Proceeds from sale of a business	—	1,500
Acquisition, net of cash acquired	(24,181)	—
Net cash used in investing activities	(49,162)	(23,784)

Cash flows from financing activities:
Increase in short-term debt	832	—
Repayments of short-term debt	—	(1,161)
Repayments of long-term debt	(15,930)	(16,788)
Proceeds from exercise of stock options	8,222	14,684
Purchases of Toro common stock	(84,962)	(41,018)
Dividends paid on Toro common stock	(37,936)	(33,005)
Net cash used in financing activities	(129,774)	(77,288)

Effect of exchange rates on cash and cash equivalents	141	997

Net (decrease)/increase in cash and cash equivalents	(8,364)	48,364
Cash and cash equivalents as of the beginning of the fiscal period	273,555	126,275
Cash and cash equivalents as of the end of the fiscal period	$265,191	$174,639

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 5, 2017

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. Unless the context indicates otherwise, the terms “company,” “Toro,” “we,” “our” or “us” refer to The Toro Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated from the unaudited Condensed Consolidated Financial Statements.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's financial position and results of operations. Since the company’s business is seasonal, operating results for the six months ended May 5, 2017 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2017.

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

For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, inventory valuation, warranty reserves, earn-out liabilities, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and intangible assets, and future cash flows associated with impairment testing for goodwill and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.

Note 2 — Acquisition

Effective January 1, 2017, during the first quarter of fiscal 2017, the company completed the acquisition of all the outstanding shares of Regnerbau Calw GmbH ("Perrot"), a privately held manufacturer of professional irrigation equipment. The addition of these products broadens and strengthens the company's irrigation solutions for the sport, agricultural, and industrial markets. The acquisition was funded with existing foreign cash and cash equivalents.

The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of May 5, 2017, the company has not yet finalized the purchase accounting for the acquisition, but expects to finalize such purchase accounting in fiscal 2017. This acquisition was immaterial based on the company's consolidated financial condition and results of operations.

Note 3 — Investment in Joint Venture

In fiscal 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that primarily provides inventory financing to certain distributors and dealers of the company’s products in the United States. On November 29, 2016, the company entered into amended agreements for its Red Iron joint venture with TCFIF. As a result, the amended term of Red Iron will continue until October 31, 2024, subject to two-year extensions thereafter. Either the company or TCFIF may elect not to extend the amended term or any subsequent term by giving one-year written notice to the other party.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 5, 2017 was $26.1 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the six months ended May 5, 2017 and April 29, 2016 were $959.8 million and $932.7 million, respectively.

As of April 30, 2017, Red Iron’s total assets were $515.1 million and total liabilities were $457.1 million.

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

Inventories were as follows:

	May 5, 2017	April 29, 2016	October 31, 2016
(Dollars in thousands)
Raw materials and work in process	$96,723	$100,739	$90,463
Finished goods and service parts	303,211	332,371	274,929
Total FIFO value	399,934	433,110	365,392
Less: Adjustment to LIFO value	58,358	64,040	58,358
Total inventories, net	$341,576	$369,070	$307,034

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first six months of fiscal 2017 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2016	$184,338	$10,444	$194,782
Goodwill acquired	6,683	—	6,683
Translation adjustments	393	57	450
Balance as of May 5, 2017	$191,414	$10,501	$201,915

The components of other intangible assets as of May 5, 2017 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,141	$(11,222)	$3,919
Non-compete agreements	6,878	(6,746)	132
Customer-related	87,222	(16,625)	70,597
Developed technology	30,082	(25,341)	4,741
Trade names	29,983	(5,483)	24,500
Other	800	(800)	—
Total amortizable	170,106	(66,217)	103,889
Non-amortizable - trade names	4,379	—	4,379
Total other intangible assets, net	$174,485	$(66,217)	$108,268

The components of other intangible assets as of October 31, 2016 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,151	$(10,866)	$4,285
Non-compete agreements	6,886	(6,681)	205
Customer-related	84,353	(14,434)	69,919
Developed technology	28,648	(23,712)	4,936
Trade names	28,715	(4,235)	24,480
Other	800	(800)	—
Total amortizable	164,553	(60,728)	103,825
Non-amortizable - trade names	4,268	—	4,268
Total other intangible assets, net	$168,821	$(60,728)	$108,093

Amortization expense for intangible assets during the second quarter of fiscal 2017 was $2.5 million, compared to $2.4 million for the same period last fiscal year. Amortization expense for intangible assets during the first six months of fiscal 2017 was $4.9 million, compared to $5.6 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2017 and succeeding fiscal years is as follows: fiscal 2017 (remainder), $4.8 million; fiscal 2018, $7.7 million; fiscal 2019, $6.8 million; fiscal 2020, $6.3 million; fiscal 2021, $5.9 million; fiscal 2022, $5.9 million; and after fiscal 2022, $66.5 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	May 5, 2017	April 29, 2016	October 31, 2016
(Dollars in thousands)
Foreign currency translation adjustments	$30,508	$23,581	$31,430
Pension and post-retirement benefits	6,564	5,183	6,359
Cash flow derivative instruments	(1,315)	2,721	647
Total accumulated other comprehensive loss	$35,757	$31,485	$38,436

The components and activity of AOCL for the first six months of fiscal 2017 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive loss (income) before reclassifications	(922)	205	(1,219)	(1,936)
Amounts reclassified from AOCL	—	—	(743)	(743)
Net current period other comprehensive loss (income)	(922)	205	(1,962)	(2,679)
Balance as of May 5, 2017	$30,508	$6,564	$(1,315)	$35,757

The components and activity of AOCL for the first six months of fiscal 2016 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2015	$24,328	$5,386	$129	$29,843
Other comprehensive loss (income) before reclassifications	(747)	(203)	1,684	734
Amounts reclassified from AOCL	—	—	908	908
Net current period other comprehensive loss (income)	(747)	(203)	2,592	1,642
Balance as of April 29, 2016	$23,581	$5,183	$2,721	$31,485

For additional information on the components reclassified from AOCL refer to Note 12, Derivative Instruments and Hedging Activities.

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

Performance Share Awards

Under the 2010 Plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of fiscal 2017 and 2016 was $54.52 and $38.89, respectively. No performance shares awards were granted during the second quarter of fiscal 2017 or 2016.

Restricted Stock and Restricted Stock Unit Awards

Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2017 and 2016 was $56.67 and $38.67, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
	May 5, 2017	April 29, 2016	May 5, 2017	April 29, 2016
(Shares in thousands)
Basic
Weighted-average number of shares of common stock	108,203	109,808	108,398	109,880
Assumed issuance of contingent shares	—	—	21	38
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,203	109,808	108,419	109,918
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,203	109,808	108,419	109,918
Effect of dilutive securities	2,935	2,164	3,032	2,236
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	111,138	111,972	111,451	112,154

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

Incremental shares from options and restricted stock units are computed by the treasury stock method. Options to purchase 509,805 and 556,634 shares of common stock during the second quarter of fiscal 2017 and 2016, respectively, were excluded from diluted net earnings per share because they were anti-dilutive. Options to purchase 404,096 and 491,504 shares of common stock during the first six months of fiscal 2017 and 2016, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended May 5, 2017	Professional	Residential	Other	Total
Net sales	$610,896	$258,134	$3,737	$872,767
Intersegment gross sales	12,634	118	(12,752)	—
Earnings (loss) before income taxes	$149,011	$35,047	$(25,737)	$158,321

(Dollars in thousands)
Three months ended April 29, 2016	Professional	Residential	Other	Total
Net sales	$595,209	$238,231	$3,001	$836,441
Intersegment gross sales	12,249	129	(12,378)	—
Earnings (loss) before income taxes	$141,623	$34,988	$(22,369)	$154,242

(Dollars in thousands)
Six months ended May 5, 2017	Professional	Residential	Other	Total
Net sales	$982,705	$398,524	$7,377	$1,388,606
Intersegment gross sales	17,190	192	(17,382)	—
Earnings (loss) before income taxes	217,177	51,605	(50,908)	217,874
Total assets	$892,610	$265,913	$440,235	$1,598,758

(Dollars in thousands)
Six Months Ended April 29, 2016	Professional	Residential	Other	Total
Net sales	$934,045	$382,515	$6,279	$1,322,839
Intersegment gross sales	17,966	197	(18,163)	—
Earnings (loss) before income taxes	203,215	51,727	(47,003)	207,939
Total assets	$890,577	$301,907	$347,170	$1,539,654

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Six Months Ended
	May 5, 2017	April 29, 2016	May 5, 2017	April 29, 2016
(Dollars in thousands)
Corporate expenses	$(26,250)	$(23,584)	$(50,211)	$(48,367)
Interest expense, net	(4,676)	(4,721)	(9,559)	(9,375)
Other	5,189	5,936	8,862	10,739
Total	$(25,737)	$(22,369)	$(50,908)	$(47,003)

Note 10 — Contingencies — Litigation

The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the United States Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, including cases by or against competitors, where it is asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process. The company records a liability in its Condensed Consolidated Financial Statements for costs related to claims, including future legal costs, settlements and judgments, where the company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect its consolidated results of operations, financial position, or cash flows.

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

The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
	May 5, 2017	April 29, 2016	May 5, 2017	April 29, 2016
(Dollars in thousands)
Beginning balance	$72,573	$71,147	$72,158	$70,734
Warranty provisions	17,180	16,864	26,795	25,804
Warranty claims	(8,507)	(8,175)	(18,301)	(16,702)
Changes in estimates	747	(178)	1,341	(178)
Ending balance	$81,993	$79,658	$81,993	$79,658

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

To reduce its exposure to foreign currency exchange rate risk, the company actively manages the exposure of its foreign currency exchange rate risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. The company’s policy does not allow the use of derivatives for trading or speculative purposes. The company also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty.

The company’s hedging activities primarily involve the use of forward currency contracts to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. The company may also utilize forward currency contracts or cross currency swaps to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency.

Cash flow hedges. The company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheet and formally documents relationships between cash flow hedging instruments and hedged transactions, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties, foreign plant operations, and purchases from suppliers. Changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income within accumulated other comprehensive loss ("AOCL") on the Condensed Consolidated Balance Sheets, until net earnings is affected by the variability of cash flows of the hedged transaction. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The Condensed Consolidated Statements of Earnings classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.

The company formally assesses, at a hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedges have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the company discontinues hedge accounting prospectively. When the company discontinues hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in other income, net.  For the second quarter of fiscal 2017, the company did not discontinue hedge accounting on any forward currency contracts designated as cash flow hedging instruments. For the six months ended May 5, 2017, the company recognized immaterial gains on forward currency contracts reclassified into earnings as a result of the discontinuance of hedge accounting. As of May 5, 2017, the notional amount outstanding of forward contracts designated as cash flow hedges was $85.6 million.

Derivatives not designated as hedging instruments. The company also enters into foreign currency contracts that include forward currency contracts to mitigate the remeasurement of specific assets and liabilities on the Condensed Consolidated Balance Sheet. These contracts are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income, net, on the Condensed Consolidated Statements of Earnings together with the transaction gain or loss from the hedged balance sheet position.

The following table presents the fair value of the company’s derivatives and Condensed Consolidated Balance Sheet location:

	Fair Value at	Fair Value at	Fair Value at
(Dollars in thousands)	May 5, 2017	April 29, 2016	October 31, 2016
Derivative assets:
Derivatives designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	$2,008	$(154)	$1,535
Cross currency contract	—	88	—
Derivatives not designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	823	194	432
Cross currency contract	—	1,847	—
Total assets	$2,831	$1,975	$1,967
Derivative liabilities:
Derivatives designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	$—	$3,070	$973
Derivatives not designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	—	683	792
Total liabilities	$—	$3,753	$1,765

The following tables present the impact of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments for the three and six months ended May 5, 2017 and April 29, 2016, respectively:

	Effective Portion					Ineffective Portion and Excluded from Effectiveness Testing
	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income		Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
(Dollars in thousands)	May 5, 2017	April 29, 2016		May 5, 2017	April 29, 2016		May 5, 2017	April 29, 2016
Three months ended
Forward currency contracts	$(526)	$(3,195)	Net sales	$1,627	$921	Other income, net	$(28)	$243
Forward currency contracts	2,267	1,439	Cost of sales	(561)	(685)
Cross currency contracts	—	221	Other income, net	—	(222)
Total derivatives designated as cash flow hedging instruments	$1,741	$(1,535)	Total	$1,066	$14	Total	$(28)	$243

	Effective Portion					Ineffective Portion and Excluded from Effectiveness Testing
	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income		Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
(Dollars in thousands)	May 5, 2017	April 29, 2016		May 5, 2017	April 29, 2016		May 5, 2017	April 29, 2016
Six months ended
Forward currency contracts	$(154)	$(2,630)	Net sales	$2,066	$2,001	Other income, net	$369	$231
Forward currency contracts	2,116	(220)	Cost of sales	(1,323)	(999)
Cross currency contracts	—	255	Other income, net	—	(94)
Total derivatives designated as cash flow hedging instruments	$1,962	$(2,595)	Total	$743	$908	Total	$369	$231

As of May 5, 2017, the company expects to reclassify approximately $1.5 million of gains from AOCL to earnings during the next twelve months.

The following table presents the gain/(loss) of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	May 5, 2017	April 29, 2016	May 5, 2017	April 29, 2016
(Dollars in thousands)
Forward currency contracts	Other income, net	$(590)	$(2,678)	$554	$(1,341)
Cross currency contracts	Other income, net	—	(313)	—	(183)
Total derivatives not designated as cash flow hedging instruments		$(590)	$(2,991)	$554	$(1,524)

The company entered into an International Swap Dealers Association (“ISDA”) Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative contracts at the net amount in its Condensed Consolidated Balance Sheets.

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 5, 2017	April 29, 2016	October 31, 2016
Derivative assets:
Forward currency contracts
Gross amounts of recognized assets	$2,918	$194	$2,264
Gross liabilities offset in the balance sheets	(87)	(154)	(297)
Net amounts of assets presented in the balance sheets	2,831	40	1,967
Cross currency contracts
Gross amounts of recognized assets	—	1,935	—
Net amounts of assets presented in the balance sheets	—	1,935	—
Total assets	$2,831	$1,975	$1,967
Derivative liabilities:
Forward currency contracts
Gross amounts of recognized liabilities	$—	$(3,807)	$(1,765)
Gross assets offset in the balance sheets	—	54	—
Net amounts of liabilities presented in the balance sheets	—	(3,753)	(1,765)
Total liabilities	$—	$(3,753)	$(1,765)

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

Cash balances are valued at their carrying amounts in the Condensed Consolidated Balance Sheets, which are reasonable estimates of their fair value due to their short-term nature. Forward currency contracts are valued based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. The fair value of cross currency contracts is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs such as interest rates and foreign currency exchange rates. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, such as collateral postings, thresholds, mutual puts, and guarantees, are incorporated in the fair values to account for potential nonperformance risk. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields.

Assets and liabilities measured at fair value on a recurring basis, as of May 5, 2017, April 29, 2016, and October 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 5, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$265,191	$265,191	$—	$—
Forward currency contracts	2,831	—	2,831	—
Total assets	$268,022	$265,191	$2,831	$—
Liabilities:
Forward currency contracts	$—	$—	$—	$—
Deferred compensation liabilities	889	—	889	—
Total liabilities	$889	$—	$889	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
April 29, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$174,639	$174,639	$—	$—
Forward currency contracts	40	—	40	—
Cross currency contracts	1,935	—	1,935	—
Total assets	$176,614	$174,639	$1,975	$—
Liabilities:
Forward currency contracts	$3,753	$—	$3,753	$—
Deferred compensation liabilities	1,400	—	1,400	—
Total liabilities	$5,153	$—	$5,153	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$273,555	$273,555	$—	$—
Forward currency contracts	1,967	—	1,967	—
Total assets	$275,522	$273,555	$1,967	$—
Liabilities:
Forward currency contracts	$1,765	$—	$1,765	$—
Deferred compensation liabilities	1,149	—	1,149	—
Total liabilities	$2,914	$—	$2,914	$—

The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. There were no transfers between Level 1 and Level 2 during the three and six months ended May 5, 2017 and April 29, 2016, or the twelve months ended October 31, 2016.

Note 14 — Subsequent Events

The company has evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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

COMPANY OVERVIEW

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, hardware retailers, home centers, mass retailers, as well as online (direct to end-users).

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

RESULTS OF OPERATIONS

Overview

For the second quarter of fiscal 2017, our net sales increased 4.3 percent with a net earnings increase of 14.0 percent, as compared to the second quarter of fiscal 2016. Year-to-date fiscal 2017 net earnings increased 14.2 percent compared to the same period in the prior fiscal year on a net sales increase of 5.0 percent. Professional segment net sales increased 2.6 percent for the second quarter comparison, primarily due to continued growth in our golf equipment and rental businesses, partially offset by lower shipments of zero-turn radius riding mowers in our landscape contractor business. Professional segment net sales increased 5.2 percent for the year-to-date comparison, primarily due to increased demand for golf and grounds equipment, new product releases in our landscape contractor business, increased shipments of our snow and ice management products, and growth in our rental and specialty construction business. Residential segment net sales were up 8.4 percent for the second quarter comparison, mainly due to the release of a new zero-turn radius riding mower series and strong demand for our walk-power mowers. Residential segment net sales increased 4.2 percent for the year-to-date comparison, primarily due to strong demand for our walk-power mowers and increased shipments of our residential snow products, partially offset by a decrease in sales of Residential segment zero-turn radius riding mowers.

Changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $3.0 million and $6.4 million for the second quarter and year-to-date periods of fiscal 2017, respectively.

Our net earnings growth in the second quarter and year-to-date periods of fiscal 2017 was primarily attributable to increased sales while keeping our gross margins consistent with the prior fiscal year as well as a lower effective tax rate, mainly driven by the adoption of ASU 2016-09, Stock-based Compensation, in the first quarter of fiscal 2017. We currently expect the adoption of ASU 2016-09 to continue to benefit our effective tax rate for the remainder of fiscal 2017 such that the effective tax rate is anticipated to be lower than the effective tax rate we experienced during the comparative prior fiscal year.  The adoption of ASU 2016-09, Stock-based Compensation can add variability to our provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, or the trading price of our common stock.

We increased our second quarter of fiscal 2017 cash dividend by 16.7 percent to $0.175 per share compared to the $0.15 per share cash dividend paid in the second quarter of fiscal 2016.

Inventory levels decreased $27.5 million, or 7.4 percent, as of the end of the second quarter of fiscal 2017 due primarily to higher sales and better inventory control initiatives during fiscal 2017. Accounts receivable decreased $1.3 million, or 0.4 percent, largely due to timing of payments from Red Iron for the second quarter comparison. As of the end of the second quarter of fiscal 2017, field inventory levels were comparable to the prior fiscal year.

Our current multi-year employee initiative, “Destination PRIME,” which began with our 2015 fiscal year, continues our journey into our second century. This is our final year of this three-year initiative, which is intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we strive to achieve our goals by pursuing a progression of annual milestones. Our organic revenue growth goal is to achieve five percent or more of organic revenue growth each fiscal year during this initiative. We define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. Our operating earnings goal is to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. Additionally, our working capital goal is to drive down average net working capital as a percentage of net sales to 13 percent or less by the end of fiscal 2017. We define average net working capital as net accounts receivable plus net inventory less accounts payable as a percentage of net sales for a twelve month period.

Net Sales

Worldwide consolidated net sales for the second quarter of fiscal 2017 were $872.8 million, up 4.3 percent compared to $836.4 million in the second quarter of fiscal 2016. The net sales increase for the quarter comparison was primarily driven by strong demand for our golf equipment, increased shipments of our residential zero-turn radius riding mowers and walk-power mowers, along with continued growth in our rental business, partially offset by decreased shipments in our landscape contractor business due to the timing of new product releases. For the year-to-date period of fiscal 2017, net sales were $1,388.6 million, up 5.0 percent from the same period in the prior fiscal year. The year-to-date increase was primarily due to strong sales of our golf and grounds equipment, strong demand for our residential walk-power mowers, demand for new products that were released in our landscape contractor business, increased shipments of Professional segment and Residential segment snow and ice management products, along with continued growth in our rental and specialty construction businesses, partially offset by a decrease in sales of Residential segment zero-turn radius riding mowers.

International net sales were up 2.7 percent and 2.9 percent for the second quarter and year-to-date periods of fiscal 2017, respectively. The net sales increase for the quarter comparison was mainly due to sales from our acquisition in the first quarter of fiscal 2017, favorable weather conditions in Australia which produced increased shipments of our Pope-branded irrigation products, and higher shipments of walk-power mowers to Canada. The net sales increase for the year-to-date period comparison was primarily due to new projects for our golf business, increased sales from our acquisition in the first quarter of fiscal 2017, and increased Pope-branded irrigation sales due to favorable weather conditions in Australia, partially offset by lower shipments of zero-turn radius riding mowers.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 5, 2017	April 29, 2016	May 5, 2017	April 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	63.8	63.3	63.3
Gross margin	36.2	36.2	36.7	36.7
SG&A expense	18.0	17.7	20.9	20.9
Operating earnings	18.2	18.5	15.8	15.8
Interest expense	(0.5)	(0.6)	(0.6)	(0.7)
Other income, net	0.4	0.5	0.5	0.6
Provision for income taxes	4.3	5.8	3.8	4.7
Net earnings	13.8%	12.6%	11.9%	11.0%

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2017 was 36.2 percent, consistent with the second quarter of fiscal 2016. The second quarter comparison results were primarily due to productivity improvements, which were offset by higher commodity prices and segment mix. Gross profit as a percentage of net sales for the fiscal 2017 year-to-date period was 36.7 percent, consistent with the same period last year. The year-to-date comparison results were also due mainly to higher commodity costs, offset by productivity improvements made during the year.

Selling, General, and Administrative Expense

SG&A expense increased $8.9 million, or 6.0 percent, for the second quarter of fiscal 2017 and increased $13.0 million, or 4.7 percent, for the year-to-date period of fiscal 2017. As a percentage of net sales, SG&A expense increased 30 basis points for the second quarter and was flat for year-to-date periods of fiscal 2017, respectively. The increase as a percentage of net sales for the second quarter comparison was primarily due to higher incentive expense attributable to improved expected company performance in fiscal 2017 and higher warranty costs. SG&A expense as a percentage of net sales for the year-to-date comparison was flat compared to the prior fiscal year, mainly due to higher incentive expense and higher warranty costs as mentioned in the quarter comparison, partially offset by lower administrative costs driven by the timing of health care claims.

Interest Expense

Interest expense for the second quarter of fiscal 2017 decreased slightly by 1.0 percent and increased by 2.0 percent for the year-to-date period of fiscal 2017.

Other Income, Net

Other income, net for the second quarter and year-to-date periods of fiscal 2017 decreased $0.2 million and $0.8 million, respectively, compared to the same periods last fiscal year. The decrease in the year-to-date period of fiscal 2017 was mainly due to a litigation recovery and the sale of our Northwestern U.S. distribution company, both of which occurred in the first quarter of fiscal 2016, that did not repeat in fiscal 2017.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2017 was 23.9 percent compared to 31.5 percent in the second quarter of 2016. The effective tax rate for the year-to-date period of fiscal 2017 was 24.1 percent compared to 30.3 percent in the same period of fiscal 2016. The decrease in the second quarter and year-to-date periods of fiscal 2017 was primarily driven by the adoption of ASU 2016-09, Stock-based Compensation, in the first quarter of fiscal 2017, which resulted in a discrete tax benefit of $11.0 million and $15.9 million, respectively, related to share-based compensation. The favorable year-to-date impact of the share-based compensation discrete benefit was partially offset by the retroactive reenactment of the domestic research tax credit of $2.3 million in the prior fiscal year. The adoption of ASU 2016-09, Stock-based Compensation can add variability to our provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, or the trading price of our common stock.

Net Earnings

Net earnings for the second quarter of fiscal 2017 were $120.5 million, or $1.08 per diluted share, compared to $105.7 million, or $0.94 per diluted share, for the second quarter of fiscal 2016, resulting in a net earnings per diluted share increase of 14.9 percent. Year-to-date net earnings in fiscal 2017 were $165.5 million, or $1.48 per diluted share, compared to $144.9 million, or $1.29 per diluted share, in the prior fiscal year comparative period, resulting in a net earnings per diluted share increase of 14.7 percent. The primary factors contributing to the net earnings increase for the second quarter and year-to-date comparison periods included increased net sales while keeping our gross margins consistent with the prior fiscal year as well as a lower effective tax rate, mainly driven by the adoption of ASU 2016-09, Stock-based Compensation, in the first quarter of fiscal 2017.

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

The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	May 5, 2017	April 29, 2016	$ Change	% Change
Professional	$610,896	$595,209	$15,687	2.6%
Residential	258,134	238,231	19,903	8.4%
Other	3,737	3,001	736	24.5%
Total*	$872,767	$836,441	$36,326	4.3%

* Includes international sales of:	$201,641	$196,359	$5,282	2.7%

	Six Months Ended
(Dollars in thousands)	May 5, 2017	April 29, 2016	$ Change	% Change
Professional	$982,705	$934,045	$48,660	5.2%
Residential	398,524	382,515	16,009	4.2%
Other	7,377	6,279	1,098	17.5%
Total*	$1,388,606	$1,322,839	$65,767	5.0%

* Includes international sales of:	$332,883	$323,602	$9,281	2.9%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
(Dollars in thousands)	May 5, 2017	April 29, 2016	$ Change	% Change
Professional	$149,011	$141,623	$7,388	5.2%
Residential	35,047	34,988	59	0.2%
Other	(25,737)	(22,369)	(3,368)	(15.1)%
Total	$158,321	$154,242	$4,079	2.6%

	Six Months Ended
(Dollars in thousands)	May 5, 2017	April 29, 2016	$ Change	% Change
Professional	$217,177	$203,215	$13,962	6.9%
Residential	51,605	51,727	(122)	(0.2)%
Other	(50,908)	(47,003)	(3,905)	(8.3)%
Total	$217,874	$207,939	$9,935	4.8%

Professional Segment

Net Sales. Worldwide net sales for our Professional segment in the second quarter and year-to-date periods of fiscal 2017 increased 2.6 percent and 5.2 percent, respectively. The Professional segment net sales increase for the second quarter comparison of fiscal 2017 was primarily driven by continued growth in our golf business, with increased demand for our Reelmaster® and Greensmaster® series mowers, as well as our GTX utility vehicle, and strong demand for our compact utility loader and new tracked mud buggy in our rental business. The net sales increase for the quarter comparison was partially offset by lower shipments of zero-turn radius riding mowers in our landscape contractor business primarily due to the timing of new product releases. Professional segment net sales growth for the year-to-date comparison of fiscal 2017 was largely due to strong demand for our innovative golf and grounds equipment and the introduction of new productivity enhancing products in our landscape contractor business, including the Exmark-branded Radius® and the Toro-branded TITAN® HD zero-turn radius riding mowers. We also experienced increased shipments of our BOSS® snow and ice management products driven by more favorable snowfalls and icy weather conditions mainly during the first quarter of fiscal 2017 and higher demand for our rental and specialty construction compact utility loader.

Operating Earnings. Operating earnings for the Professional segment in the second quarter of fiscal 2017 increased by 5.2 percent compared to the second quarter of fiscal 2016, and increased to 24.4 percent as a percentage of net sales in the second quarter of fiscal 2017 compared to 23.8 percent in the second quarter of fiscal 2016. As a percentage of net sales, the second quarter comparison Professional operating earnings increase was driven primarily by higher gross margins due to productivity improvements and favorable product mix, partially offset by higher commodity costs and higher freight costs, while SG&A expenses remained flat. For the year-to-date period of fiscal 2017, Professional segment operating earnings increased by 6.9 percent compared to the same period in the prior fiscal year and increased to 22.1 percent as a percentage of net sales for the year-to-date period of fiscal 2017 compared to 21.8 percent in the same period last fiscal year. As a percentage of net sales, the year-to-date comparison Professional operating earnings increase was driven primarily by higher gross margins due to productivity improvements and favorable product mix, partially offset by higher commodity costs and higher freight costs. Lower SG&A expenses also contributed to the increase in operating earnings mainly due to timing of engineering spending and lower administrative costs.

Residential Segment

Net Sales. Worldwide net sales for the Residential segment in the second quarter and year-to-date periods of fiscal 2017 increased 8.4 percent and 4.2 percent, respectively, compared to the prior fiscal year periods. The Residential segment net sales increase in the second quarter comparison was primarily due to the release of the TimeCutter® HD zero-turn radius riding mower, which was well received in our dealer network, as well as strong demand for our walk-power mowers in our mass channel. The Residential segment net sales increase for the year-to-date comparison was primarily due to strong demand for our walk-power mowers and increased shipments of residential snow products due to more favorable snowfalls in the first quarter of fiscal 2017 compared to the prior fiscal year. This year-to-date net sales increase was partially offset by a decrease in sales of zero-turn radius riding mowers, as the lower sales we experienced in the first quarter of fiscal 2017 were only partially offset by the improved sales in the second quarter of fiscal 2017.

Operating Earnings. Operating earnings for the Residential segment in the second quarter of fiscal 2017 increased 0.2 percent, or expressed as a percentage of net sales, decreased to 13.6 percent from 14.7 percent, when compared to the second quarter of fiscal 2016. As a percentage of net sales, the second quarter comparison Residential operating earnings decrease was driven primarily by an increase in SG&A expense mainly due to a specific product warranty issue, as well as lower gross margins primarily due to higher commodity and freight costs. For the year-to-date period of fiscal 2017, Residential segment operating earnings decreased 0.2 percent, or expressed as a percentage of net sales, decreased to 12.9 percent from 13.5 percent, when compared to the same period last fiscal year. As a percentage of net sales, the year-to-date comparison Residential operating earnings decrease was primarily driven by an increase in SG&A expense mainly due to a specific product warranty issue, as well as gross margins that were consistent with the same year-to-date period of fiscal 2016, primarily due to productivity improvements, offset by higher commodity and freight costs.

Other Segment

Net Sales. Net sales for the Other segment include sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. The Other segment net sales in the second quarter and year-to-date periods of fiscal 2017 increased slightly by $0.7 million and $1.1 million, respectively, compared to the same period last fiscal year.

Operating Loss. Operating loss for the Other segment for the second quarter and year-to-date periods of fiscal 2017 increased $3.4 million and $3.9 million, respectively, compared to the same periods last fiscal year. The increase in operating loss for the second quarter and year-to-date comparison periods was primarily attributable to higher incentive expense due to improved expected company performance in fiscal 2017, as well as the sale of our Northwestern U.S. distribution company in the first quarter of fiscal 2016 that was not repeated in fiscal 2017.

FINANCIAL POSITION

Working Capital

During the remainder of fiscal 2017, we plan to place continued emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended May 5, 2017, was 14.4 percent compared to 16.6 percent for the twelve months ended April 29, 2016. We calculate our average net working capital as net receivables plus net inventories, less accounts payable for a twelve month period as percentage of rolling twelve month net sales.

Inventory levels were down $27.5 million, or 7.4 percent, as of the end of the second quarter of fiscal 2017 compared to the end of the second quarter of fiscal 2016 due to strong sales, inventory control initiatives centered on production management, and increased emphasis on finished goods inventory. Accounts receivable as of the end of the second quarter of fiscal 2017 decreased $1.3 million, or 0.4 percent, compared to the end of the second quarter of fiscal 2016 primarily due to the timing of payments from Red Iron. Our average days sales outstanding for receivables decreased to 30.1 days based on sales for the last twelve months ended May 5, 2017, compared to 32.9 days for the twelve months ended April 29, 2016. In addition, accounts payable increased as of the end of our second quarter of fiscal 2017 compared to the end of the second quarter of fiscal 2016 by $13.1 million, or 5.0 percent, due mainly to continued working capital initiatives.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of May 5, 2017, cash and short-term investments held by our foreign subsidiaries was approximately $106.1 million.

Our Board of Directors approved a cash dividend of $0.175 per share for the second quarter of fiscal 2017 that was paid on April 12, 2017. This was an increase of 16.7 percent over our cash dividend of $0.15 per share for the second quarter of fiscal 2016.

Cash Flow. Cash provided by operating activities for the first six months of fiscal 2017 increased $22.0 million compared to the first six months of fiscal 2016. This six month comparison change was mainly due to strong net earnings and a Red Iron exclusivity incentive payment, partially offset by the change in working capital. Cash used for investing activities increased $25.4 million during the first six months of fiscal 2017 compared to the first six months of fiscal 2016, primarily due to cash utilized for an acquisition in the first quarter of fiscal 2017 and cash received in the first quarter of fiscal 2016 for the sale of our Western Distribution company that was not repeated in fiscal 2017, partially offset by lower purchases of property, plant and equipment. Cash used for financing activities for the first six months of fiscal 2017 increased $52.5 million compared to the first six months of fiscal 2016, mainly due to more cash used for common stock repurchases and common stock dividends paid.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $8.9 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of May 5, 2017, we had $0.8 million of outstanding short-term debt under these lines of credit compared to no outstanding short-term debt as of April 29, 2016.  As of May 5, 2017, we had $5.5 million of outstanding letters of credit and $153.4 million of unutilized availability under our credit agreements.

As of May 5, 2017, we had $335.1 million outstanding in long-term debt that includes $100.0 million of 7.8% debentures due June 15, 2027, $123.8 million of 6.625% senior notes due May 1, 2037, a $104.0 million term loan, a $10.1 million note due to the former owners of the BOSS business, and partially offsetting debt issuance costs and deferred charges of $2.8 million related to our outstanding long-term debt. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of May 5, 2017, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of May 5, 2017, and we expect to be in compliance with all covenants during the remainder of fiscal 2017. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2017 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $15.7 million of receivables from us during the first six months of fiscal 2017. As of May 5, 2017, $14.5 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2017, average prices paid for commodities and components we purchase were slightly higher compared to the average prices paid for commodities and components in the first six months of fiscal 2016. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly higher for the remainder of fiscal 2017, as compared to fiscal 2016. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method but plan to select a transition method no later than the fourth quarter of fiscal 2017. We are currently assessing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet.  The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. Entities are required to use a modified retrospective approach, with early adoption permitted. We are currently reviewing the revised guidance, assessing our leases, and related impact on our Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The amended guidance will become effective for us commencing in the first quarter of fiscal 2019. Early adoption is permitted. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.

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

•
Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws and regulations in the U.S. or other countries in which we conduct business also may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase, (ii) healthcare laws or regulations, which may cause us to incur higher employee healthcare and other costs, or (iii) changes to international trade agreements that could result in additional duties or other charges on raw materials, whole goods or components we import.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity prices. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. See further discussion on these market risks below and refer to our most recent Annual Report on Form 10-K for discussion on equity market risk.

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

To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various hedging instruments, authorized under company policies that place controls on these activities, with counterparties that are highly rated financial institutions. Our policy does not allow the use of derivatives for trading or speculative purposes. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations.

Our hedging activities primarily involve the use of forward currency contracts to hedge most foreign currency transactions, including existing foreign currency assets, liabilities and probable commitments and forecasted sales and purchases denominated in foreign currencies. We may also utilize forward currency contracts or cross currency swaps to offset intercompany loan exposures. Decisions on whether to use such contracts are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on these contracts offset changes in values of the related exposures. Therefore, changes in values of these hedging instruments are highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. For additional information regarding gains and losses on our derivative instruments, see Note 12 in our Notes to Condensed Consolidated Financial Statements under the heading "Derivative Instruments and Hedging Activities" included in Item 1 of this Quarterly Report on Form 10-Q.

The following foreign currency exchange contracts have maturity dates in fiscal 2017 through fiscal 2019. All items are non-trading and stated in U.S. dollars. Certain derivative instruments we hold do not meet the cash flow hedging criteria; therefore, changes in their fair value are recorded in other income, net.

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net, as of, and for the fiscal period ended, May 5, 2017 were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Pre-tax Value in Accumulated Other Comprehensive Loss	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.7504	41,921.3	460.9	(376.1)
Buy US dollar/Sell Canadian dollar	1.2749	2,949.3	210.2	167.0
Buy US dollar/Sell Euro	1.1154	76,559.6	298.6	2,735.6
Buy US dollar/Sell British pound	1.2910	30,596.7	21.7	416.4
Buy Mexican peso/Sell US dollar	20.4449	20,042.6	799.8	(1,046.3)
Buy Japanese yen/Sell US dollar	112.1083	51.7	—	(0.3)

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.

Interest Rate Risk. Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. See our most recently filed Annual Report on Form 10-K (Item 7A, Quantitative and Qualitative Disclosures about Market Risk). There has been no material change in this information.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our second quarter ended May 5, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our second quarter of fiscal 2017 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
February 4, 2017 through March 3, 2017	285,268	$59.56	285,268	6,173,262
March 4, 2017 through March 31, 2017	4,100	59.95	4,100	6,169,162
April 1, 2017 through May 5, 2017	1,360	62.38	—	6,169,162
Total	290,728	59.58	289,368

(1) On December 3, 2015, the company’s Board of Directors authorized the repurchase of an additional 8,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 289,368 shares during the period indicated above under this program and 6,169,162 shares remain available to repurchase under this program.

(2) Includes 1,360 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $62.38 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,360 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

ITEM 6.  EXHIBITS

(a)	Exhibit No.	Description

	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

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

4.4
Indenture dated as of January 31, 1997, between Registrant and First National Trust Association, as Trustee, relating to The Toro Company’s 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.5
Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2017, filed with the SEC on June 7, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended May 5, 2017 and April 29, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended May 5, 2017 and April 29, 2016, (iii) Condensed Consolidated Balance Sheets as of May 5, 2017, April 29, 2016, and October 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the six-month periods ended May 5, 2017 and April 29, 2016, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 7, 2017	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer and principal financial officer)