Form 10-Q
period 2017-08-04
TORO CO
filed 2017-09-08
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 4, 2017

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

The number of shares of the registrant’s common stock outstanding as of August 31, 2017 was 107,768,170.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Net sales	$627,943	$600,980	$2,016,549	$1,923,819
Cost of sales	401,158	384,363	1,279,970	1,221,361
Gross profit	226,785	216,617	736,579	702,458
Selling, general, and administrative expense	139,001	134,664	428,929	411,576
Operating earnings	87,784	81,953	307,650	290,882
Interest expense	(4,750)	(4,646)	(14,309)	(14,021)
Other income, net	5,349	3,480	12,916	11,865
Earnings before income taxes	88,383	80,787	306,257	288,726
Provision for income taxes	19,979	24,965	72,388	87,962
Net earnings	$68,404	$55,822	$233,869	$200,764

Basic net earnings per share of common stock	$0.63	$0.51	$2.16	$1.83

Diluted net earnings per share of common stock	$0.61	$0.50	$2.10	$1.79

Weighted-average number of shares of common stock outstanding — Basic	108,456	109,966	108,434	109,946

Weighted-average number of shares of common stock outstanding — Diluted	111,457	112,112	111,460	112,154

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Net earnings	$68,404	$55,822	$233,869	$200,764
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,300	(5,753)	13,017	(4,803)
Cash flow derivative instruments, net of tax of $(2,262), $652, $(2,236), and $(1,000), respectively	(3,062)	667	(1,100)	(1,925)
Other comprehensive income (loss)	9,238	(5,086)	11,917	(6,728)
Comprehensive income	$77,642	$50,736	$245,786	$194,036

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	August 4, 2017	July 29, 2016	October 31, 2016
ASSETS
Cash and cash equivalents	$335,026	$277,243	$273,555
Receivables, net	221,551	202,389	163,265
Inventories, net	349,022	327,114	307,034
Prepaid expenses and other current assets	42,550	39,658	35,155
Total current assets	948,149	846,404	779,009

Property, plant, and equipment, gross	890,585	833,664	838,036
Less accumulated depreciation	663,659	612,788	615,998
Property, plant, and equipment, net	226,926	220,876	222,038

Long-term deferred income taxes	59,754	65,216	57,228
Other assets	25,779	26,148	23,422
Goodwill	202,678	195,016	194,782
Other intangible assets, net	106,258	110,785	108,093
Total assets	$1,569,544	$1,464,445	$1,384,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$23,056	$22,627	$22,484
Accounts payable	211,453	172,156	174,668
Accrued liabilities	309,385	318,628	266,687
Total current liabilities	543,894	513,411	463,839

Long-term debt, less current portion	308,793	331,641	328,477
Deferred revenue	24,964	11,958	11,830
Other long-term liabilities	31,971	29,585	30,391

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,883,039 shares as of August 4, 2017, 109,289,956 shares as of July 29, 2016, and 108,427,393 shares as of October 31, 2016	107,883	109,290	108,427
Retained earnings	578,558	505,131	480,044
Accumulated other comprehensive loss	(26,519)	(36,571)	(38,436)
Total stockholders’ equity	659,922	577,850	550,035
Total liabilities and stockholders’ equity	$1,569,544	$1,464,445	$1,384,572

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	August 4, 2017	July 29, 2016
Cash flows from operating activities:
Net earnings	$233,869	$200,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(7,566)	(7,302)
Provision for depreciation, amortization, and impairment loss	47,713	46,332
Stock-based compensation expense	9,691	7,723
Provision for deferred income taxes	(2,121)	256
Other	71	(464)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(54,935)	(23,699)
Inventories, net	(34,069)	3,428
Prepaid expenses and other assets	(7,625)	(2,108)
Accounts payable, accrued liabilities, deferred revenue, and other long-term liabilities	86,991	79,055
Net cash provided by operating activities	272,019	303,985

Cash flows from investing activities:
Purchases of property, plant, and equipment	(36,572)	(34,601)
Proceeds from asset disposals	74	232
Distributions from finance affiliate, net	4,617	3,594
Proceeds from sale of a business	—	1,500
Acquisition, net of cash acquired	(24,181)	—
Net cash used in investing activities	(56,062)	(29,275)

Cash flows from financing activities:
Repayments of short-term debt	—	(1,161)
Repayments of long-term debt	(19,158)	(20,713)
Proceeds from exercise of stock options	9,756	19,691
Purchases of Toro common stock	(96,059)	(69,189)
Dividends paid on Toro common stock	(56,926)	(49,488)
Net cash used in financing activities	(162,387)	(120,860)

Effect of exchange rates on cash and cash equivalents	7,901	(2,882)

Net increase in cash and cash equivalents	61,471	150,968
Cash and cash equivalents as of the beginning of the fiscal period	273,555	126,275
Cash and cash equivalents as of the end of the fiscal period	$335,026	$277,243

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 4, 2017

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's financial position, results of operations, and cash flows for the periods presented. Since the company’s business is seasonal, operating results for the nine months ended August 4, 2017 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2017.

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

Accounting Policies

In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty reserves, earn-out liabilities, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and definite-lived intangible assets, and future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.

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

The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of August 4, 2017, the company has not yet finalized the purchase accounting for the acquisition, but expects to finalize such purchase accounting in the fourth quarter of fiscal 2017. This acquisition was immaterial based on the company's consolidated financial condition and results of operations.

Note 3 — Investment in Joint Venture

In fiscal 2009, the company and TCF Inventory Finance, Inc. (“TCFIF”), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC (“Red Iron”), a joint venture in the form of a Delaware limited liability company that primarily provides inventory financing to certain distributors and dealers of the company’s products in the United States. On November 29, 2016, during the first quarter of fiscal 2017, the company entered into amended agreements for its Red Iron joint venture with TCFIF. As a result, the amended term of Red Iron will continue until October 31, 2024, subject to two-year extensions thereafter. Either the company or TCFIF may elect not to extend the amended term, or any subsequent term, by giving one-year written notice to the other party.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of August 4, 2017 was $21.7 million. The company has not guaranteed the outstanding indebtedness of Red Iron. The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year.

Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the nine months ended August 4, 2017 and July 29, 2016 were $1,466.5 million and $1,389.5 million, respectively.

As of July 31, 2017, Red Iron’s total assets were $428.9 million and total liabilities were $380.8 million.

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

Inventories were as follows:

	August 4, 2017	July 29, 2016	October 31, 2016
(Dollars in thousands)
Raw materials and work in process	$88,440	$88,581	$90,463
Finished goods and service parts	318,940	302,573	274,929
Total FIFO value	407,380	391,154	365,392
Less: Adjustment to LIFO value	58,358	64,040	58,358
Total inventories, net	$349,022	$327,114	$307,034

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2017 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2016	$184,338	$10,444	$194,782
Goodwill acquired	6,678	—	6,678
Translation adjustments	1,080	138	1,218
Balance as of August 4, 2017	$192,096	$10,582	$202,678

The components of other intangible assets as of August 4, 2017 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,155	$(11,419)	$3,736
Non-compete agreements	6,890	(6,764)	126
Customer-related	87,507	(17,812)	69,695
Developed technology	30,232	(26,180)	4,052
Trade names	30,096	(5,889)	24,207
Other	800	(800)	—
Total amortizable	170,680	(68,864)	101,816
Non-amortizable - trade names	4,442	—	4,442
Total other intangible assets, net	$175,122	$(68,864)	$106,258

The components of other intangible assets as of October 31, 2016 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,151	$(10,866)	$4,285
Non-compete agreements	6,886	(6,681)	205
Customer-related	84,353	(14,434)	69,919
Developed technology	28,648	(23,712)	4,936
Trade names	28,715	(4,235)	24,480
Other	800	(800)	—
Total amortizable	164,553	(60,728)	103,825
Non-amortizable - trade names	4,268	—	4,268
Total other intangible assets, net	$168,821	$(60,728)	$108,093

Amortization expense for intangible assets during the third quarter of fiscal 2017 was $2.5 million, compared to $2.5 million for the same period last fiscal year. Amortization expense for intangible assets during the first nine months of fiscal 2017 was $7.4 million, compared to $8.1 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2017 and succeeding fiscal years is as follows: fiscal 2017 (remainder), $2.4 million; fiscal 2018, $8.0 million; fiscal 2019, $7.1 million; fiscal 2020, $6.6 million; fiscal 2021, $6.2 million; fiscal 2022, $6.1 million; and after fiscal 2022, $65.4 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, are as follows:

	August 4, 2017	July 29, 2016	October 31, 2016
(Dollars in thousands)
Foreign currency translation adjustments	$18,089	$29,636	$31,430
Pension and post-retirement benefits	6,683	4,881	6,359
Cash flow derivative instruments	1,747	2,054	647
Total accumulated other comprehensive loss	$26,519	$36,571	$38,436

The components and activity of AOCL for the first nine months of fiscal 2017 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive loss (income) before reclassifications	(13,341)	324	2,092	(10,925)
Amounts reclassified from AOCL	—	—	(992)	(992)
Net current period other comprehensive loss (income)	(13,341)	324	1,100	(11,917)
Balance as of August 4, 2017	$18,089	$6,683	$1,747	$26,519

The components and activity of AOCL for the first nine months of fiscal 2016 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2015	$24,328	$5,386	$129	$29,843
Other comprehensive loss (income) before reclassifications	5,308	(505)	2,140	6,943
Amounts reclassified from AOCL	—	—	(215)	(215)
Net current period other comprehensive loss (income)	5,308	(505)	1,925	6,728
Balance as of July 29, 2016	$29,636	$4,881	$2,054	$36,571

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

The following table illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2017	Fiscal 2016
Expected life of option in years	6.02	5.97
Expected stock price volatility	22.15%	24.04%
Risk-free interest rate	2.03%	1.80%
Expected dividend yield	1.01%	1.24%
Weighted-average fair value at date of grant	$12.55	$8.79

Performance Share Awards

Under the 2010 Plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of fiscal 2017 and 2016 was $54.52 and $38.89, respectively. No performance shares awards were granted during the second or third quarter of fiscal 2017 or 2016.

Restricted Stock and Restricted Stock Unit Awards

Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2017 and 2016 was $65.86 and $41.84, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
(Shares in thousands)
Basic
Weighted-average number of shares of common stock	108,456	109,966	108,417	109,910
Assumed issuance of contingent shares	—	—	17	36
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,456	109,966	108,434	109,946
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,456	109,966	108,434	109,946
Effect of dilutive securities	3,001	2,146	3,026	2,208
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	111,457	112,112	111,460	112,154

Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective September 16, 2016.

Incremental shares from options and restricted stock units are computed by the treasury stock method. For the third quarter of fiscal 2017, there were no options to purchase shares of common stock that were excluded from diluted earnings per share because they were anti-dilutive. Options to purchase 33,536 shares of common stock during the third quarter of fiscal 2016 were excluded from diluted net earnings per share because they were anti-dilutive. Options to purchase 443,003 and 487,742 shares of common stock during the first nine months of fiscal 2017 and 2016, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

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

The following table shows the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three months ended August 4, 2017	Professional	Residential	Other	Total
Net sales	$468,564	$152,127	$7,252	$627,943
Intersegment gross sales	6,577	78	(6,655)	—
Earnings (loss) before income taxes	$97,368	$11,360	$(20,345)	$88,383

(Dollars in thousands)
Three months ended July 29, 2016	Professional	Residential	Other	Total
Net sales	$427,784	$167,815	$5,381	$600,980
Intersegment gross sales	6,134	92	(6,226)	—
Earnings (loss) before income taxes	$89,096	$12,767	$(21,076)	$80,787

(Dollars in thousands)
Nine months ended August 4, 2017	Professional	Residential	Other	Total
Net sales	$1,451,269	$550,651	$14,629	$2,016,549
Intersegment gross sales	23,767	270	(24,037)	—
Earnings (loss) before income taxes	314,545	62,965	(71,253)	306,257
Total assets	$852,919	$207,452	$509,173	$1,569,544

(Dollars in thousands)
Nine months ended July 29, 2016	Professional	Residential	Other	Total
Net sales	$1,361,829	$550,330	$11,660	$1,923,819
Intersegment gross sales	24,100	289	(24,389)	—
Earnings (loss) before income taxes	292,311	64,494	(68,079)	288,726
Total assets	$803,414	$215,509	$445,522	$1,464,445

The following table summarizes the components of the loss before income taxes included in “Other” shown above:

	Three Months Ended		Nine Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
(Dollars in thousands)
Corporate expenses	$(22,174)	$(19,903)	$(72,385)	$(68,270)
Interest expense, net	(4,750)	(4,646)	(14,309)	(14,021)
Other	6,579	3,473	15,441	14,212
Total Other loss before income taxes	$(20,345)	$(21,076)	$(71,253)	$(68,079)

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

The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
(Dollars in thousands)
Beginning balance	$81,993	$79,658	$72,158	$70,734
Warranty provisions	11,208	10,869	38,003	36,673
Warranty claims	(11,381)	(11,894)	(29,682)	(28,596)
Changes in estimates	(662)	2,780	679	2,602
Ending balance	$81,158	$81,413	$81,158	$81,413

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

To reduce its exposure to foreign currency exchange rate risk, the company actively manages the exposure of its foreign currency exchange rate risk by entering into various derivative instruments, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. The company’s policy does not allow the use of derivative instruments for trading or speculative purposes. The company also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty.

The company’s hedging activities primarily involve the use of forward currency contracts to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. The company may also utilize forward currency contracts or cross currency swaps to offset intercompany loan exposures. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency.

Cash Flow Hedging Instruments

The company recognizes all derivative instruments as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets and formally documents relationships between cash flow hedging instruments and the related hedged transactions, as well as its risk-management objective and strategy for undertaking cash flow hedging instruments. This process includes linking all cash flow hedging instruments to the forecasted transactions, such as sales to third parties, foreign plant operations, and purchases from suppliers. Changes in fair values of outstanding cash flow hedging instruments, except the ineffective portion, are recorded in other comprehensive income within accumulated other comprehensive loss ("AOCL") on the Condensed Consolidated Balance Sheets, until net earnings is affected by the variability of the cash flows of the hedged transaction. Gains and losses on the cash flow hedging instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The Condensed Consolidated Statements of Earnings classification of effective cash flow hedge results is the same as that of the underlying exposure. Results of cash flow hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of cash flow hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.

The company formally assesses, at the cash flow hedge’s inception, and on an ongoing basis, whether the cash flow hedging instruments have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those cash flow hedging instruments may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are recognized immediately in net earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in other income, net. For the third quarter of fiscal 2017, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. For the nine months ended August 4, 2017, the company recognized immaterial gains on forward currency contracts reclassified into earnings as a result of the discontinuance of cash flow hedge accounting. As of August 4, 2017, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $125.8 million.

Derivatives Not Designated as Cash Flow Hedging Instruments

The company also enters into foreign currency contracts that include forward currency contracts to mitigate the remeasurement of specific assets and liabilities on the Condensed Consolidated Balance Sheets. These contracts are not designated as cash flow hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income, net, on the Condensed Consolidated Statements of Earnings together with the transaction gain or loss from the hedged balance sheet position.

The following table presents the fair value of the company’s derivative instruments and Condensed Consolidated Balance Sheets location:

	Fair Value at	Fair Value at	Fair Value at
(Dollars in thousands)	August 4, 2017	July 29, 2016	October 31, 2016
Derivative assets:
Derivatives designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	$1,998	$114	$1,535
Derivatives not designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	166	532	432
Total assets	$2,164	$646	$1,967
Derivative liabilities:
Derivatives designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	$5,173	$2,070	$973
Derivatives not designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	1,481	402	792
Total liabilities	$6,654	$2,472	$1,765

The following tables present the impact of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments for the three and nine months ended August 4, 2017 and July 29, 2016, respectively:

	Effective Portion					Ineffective Portion and Excluded from Effectiveness Testing
	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income		Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
(Dollars in thousands)	August 4, 2017	July 29, 2016		August 4, 2017	July 29, 2016		August 4, 2017	July 29, 2016
Three months ended
Forward currency contracts	$(3,531)	$983	Net sales	$153	$(192)	Other income, net	$(179)	$(69)
Forward currency contracts	469	(317)	Cost of sales	96	(931)
Total derivatives designated as cash flow hedging instruments	$(3,062)	$666	Total	$249	$(1,123)	Total	$(179)	$(69)

	Effective Portion					Ineffective Portion and Excluded from Effectiveness Testing
	Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income		Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives
(Dollars in thousands)	August 4, 2017	July 29, 2016		August 4, 2017	July 29, 2016		August 4, 2017	July 29, 2016
Nine months ended
Forward currency contracts	$(3,685)	$(1,647)	Net sales	$2,219	$1,809	Other income, net	$190	$162
Forward currency contracts	2,585	(537)	Cost of sales	(1,227)	(1,930)
Cross currency contracts	—	255	Other income, net	—	(94)
Total derivatives designated as cash flow hedging instruments	$(1,100)	$(1,929)	Total	$992	$(215)	Total	$190	$162

As of August 4, 2017, the company expects to reclassify approximately $2.4 million of losses from AOCL to earnings during the next twelve months.

The following table presents the gain/(loss) of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
(Dollars in thousands)
Forward currency contracts	Other income, net	$(4,513)	$788	$(3,959)	$(553)
Cross currency contracts	Other income, net	—	(8)	—	(191)
Total derivatives not designated as cash flow hedging instruments		$(4,513)	$780	$(3,959)	$(744)

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

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	August 4, 2017	July 29, 2016	October 31, 2016
Derivative assets:
Forward currency contracts
Gross amounts of recognized assets	$2,164	$885	$2,264
Gross liabilities offset in the balance sheets	—	(239)	(297)
Net amounts of assets presented in the Consolidated Balance Sheets	$2,164	$646	$1,967
Derivative liabilities:
Forward currency contracts
Gross amounts of recognized liabilities	$(6,654)	$(2,475)	$(1,765)
Gross assets offset in the balance sheets	—	3	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(6,654)	$(2,472)	$(1,765)

Note 13 — Fair Value Measurements

The company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The framework discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Cash and cash equivalents balances are valued at their carrying amounts in the Condensed Consolidated Balance Sheets, which are reasonable estimates of their fair value due to their short-term nature. Forward currency contracts are valued based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields.

Assets and liabilities measured at fair value on a recurring basis, as of August 4, 2017, July 29, 2016, and October 31, 2016 are summarized below:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
August 4, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$335,026	$335,026	$—	$—
Forward currency contracts	2,164	—	2,164	—
Total assets	$337,190	$335,026	$2,164	$—
Liabilities:
Forward currency contracts	$6,654	$—	$6,654	$—
Deferred compensation liabilities	760	—	760	—
Total liabilities	$7,414	$—	$7,414	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
July 29, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$277,243	$277,243	$—	$—
Forward currency contracts	646	—	646	—
Total assets	$277,889	$277,243	$646	$—
Liabilities:
Forward currency contracts	$2,472	$—	$2,472	$—
Deferred compensation liabilities	1,275	—	1,275	—
Total liabilities	$3,747	$—	$3,747	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$273,555	$273,555	$—	$—
Forward currency contracts	1,967	—	1,967	—
Total assets	$275,522	$273,555	$1,967	$—
Liabilities:
Forward currency contracts	$1,765	$—	$1,765	$—
Deferred compensation liabilities	1,149	—	1,149	—
Total liabilities	$2,914	$—	$2,914	$—

The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value. There were no transfers between Level 1 and Level 2 during the three and nine months ended August 4, 2017 and July 29, 2016, or the twelve months ended October 31, 2016.

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

RESULTS OF OPERATIONS

Overview

For the third quarter of fiscal 2017, our net sales increased 4.5 percent with a net earnings increase of 22.5 percent, as compared to the third quarter of fiscal 2016. Year-to-date fiscal 2017 net earnings increased 16.5 percent compared to the same period in the prior fiscal year on a net sales increase of 4.8 percent. Professional segment net sales increased 9.5 percent for the third quarter comparison, primarily due to strong demand for our landscape contractor zero-turn radius riding mowers, continued growth in our golf and grounds business, and increased irrigation sales due to our Perrot acquisition that closed in the first quarter of fiscal 2017. Professional segment net sales increased 6.6 percent for the year-to-date comparison, primarily due to increased demand for golf and grounds products, new product releases in our landscape contractor business, increased shipments of our professional snow and ice management products, and growth in our rental and specialty construction business. Residential segment net sales were down 9.3 percent for the third quarter comparison, mainly due to a transition in the timing of our Toro Days sales promotion to the second quarter of fiscal 2017, increased sales of our professional grade zero-turn radius riding mowers to homeowners with acreage, and weakened demand for our steering wheel zero-turn radius riding mowers. Residential segment net sales increased 0.1 percent for the year-to-date comparison, primarily due to higher sales of our residential snow products due to favorable snowfalls in the first quarter of fiscal 2017 and strong demand for our walk-power mowers, primarily offset by decreased sales of our zero-turn radius riding mowers due to weakened demand for our steering wheel zero-turn radius riding mowers and increased sales of our professional grade zero-turn radius riding mowers to homeowners with acreage.

Changes in foreign currency exchange rates resulted in a reduction of our net sales of approximately $0.5 million and $6.5 million for the third quarter and year-to-date periods of fiscal 2017, respectively.

Our net earnings growth in the third quarter and year-to-date periods of fiscal 2017 was primarily attributable to increased sales while leveraging selling, general & administrative expenses ("SG&A"), as well as a lower effective tax rate, mainly driven by the adoption of ASU No. 2016-09, Stock-based Compensation ("ASU 2016-09"), in the first quarter of fiscal 2017. We currently expect the adoption of ASU 2016-09 to continue to benefit our effective tax rate for the remainder of fiscal 2017 such that the effective tax rate is anticipated to be lower than the effective tax rate we experienced during fiscal 2016. The adoption of ASU 2016-09 can add variability to our provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, and the trading price of our common stock.

We increased our cash dividend for the third quarter of fiscal 2017 by 16.7 percent to $0.175 per share compared to the $0.15 per share cash dividend paid in the third quarter of fiscal 2016.

Inventory levels increased $21.9 million, or 6.7 percent, as of the end of the third quarter of fiscal 2017 due primarily to inventory increases to support strong forecasted Professional segment sales, as well as increases due to the acquisition of Perrot that closed in the first quarter of fiscal 2017. Accounts receivable increased $19.2 million, or 9.5 percent, largely due to increased sales and the acquisition of Perrot that closed in the first quarter of fiscal 2017. As of the end of the third quarter of fiscal 2017, field inventory levels were lower for both the Professional and Residential segments when compared to the prior fiscal year period.

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

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2017 were $627.9 million, up 4.5 percent compared to $601.0 million in the third quarter of fiscal 2016. The net sales increase for the quarter comparison was primarily due to strong demand for our Professional segment landscape contractor zero-turn radius riding mowers, strong sales of our golf and grounds mowers, and increased irrigation sales due to our acquisition of Perrot that closed in the first quarter of fiscal 2017, partially offset by lower sales of Residential segment walk-power and zero-turn radius riding mowers mainly due to a transition in the timing of our Toro Days sales promotion to the second quarter of fiscal 2017, increased sales of our professional grade zero-turn radius riding mowers to homeowners with acreage, and weakened demand for our steering wheel zero-turn radius riding mowers. For the year-to-date period of fiscal 2017, net sales were $2,016.5 million, up 4.8 percent from the same period in the prior fiscal year. The year-to-date increase was primarily due to strong demand for products in our golf and grounds business, well-received new product releases in our Professional segment landscape contractor businesses, increased shipments of professional and residential snow and ice management products, continued growth in our rental and specialty construction businesses, and high demand for our Residential segment walk-power mowers, partially offset by decreased sales of our zero-turn radius riding mowers due to weakened demand for our steering wheel zero-turn radius riding mowers and increased sales of our professional grade zero-turn radius riding mowers to homeowners with acreage.

International net sales were up 9.8 percent and 4.8 percent for the third quarter and year-to-date periods of fiscal 2017, respectively. The net sales increase for the third quarter comparison was primarily due to sales from our Perrot acquisition that closed in the first quarter of fiscal 2017, increased sales of our Professional segment landscape contractor and Residential segment zero-turn radius riding mowers, and growth of our golf and grounds business, partially offset by lower sales of Residential segment walk-power mowers. The net sales increase for the year-to-date period comparison was mainly due to increased irrigation sales from our Perrot acquisition, along with increased Pope-branded irrigation product sales due to favorable weather conditions in Australia, growth of our golf and grounds business, and increased shipments of Professional segment landscape contractor equipment, partially offset by lower sales of our Residential segment walk-power and zero-turn radius riding mowers. Both periods of fiscal 2017 were negatively impacted by changes in foreign currency exchange rates.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.9	64.0	63.5	63.5
Gross profit	36.1	36.0	36.5	36.5
Selling, general, and administrative expense	22.1	22.4	21.2	21.4
Operating earnings	14.0	13.6	15.3	15.1
Interest expense	(0.8)	(0.8)	(0.7)	(0.7)
Other income, net	0.9	0.6	0.6	0.6
Provision for income taxes	3.2	4.1	3.6	4.6
Net earnings	10.9%	9.3%	11.6%	10.4%

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2017 was 36.1 percent, up 10 basis points when compared to the third quarter of fiscal 2016. The third quarter comparison results were up primarily due to the impact of segment mix and productivity improvements, which were partially offset by higher commodity and freight costs. Gross profit as a percentage of net sales for the fiscal 2017 year-to-date period was 36.5 percent, consistent with the same period last fiscal year. The year-to-date comparison results were also primarily due to productivity improvements and the impact of segment mix, offset by higher commodity and freight costs, as well as unfavorable foreign currency exchange rates.

Selling, General, and Administrative Expense

SG&A expense increased $4.3 million, or 3.2 percent, for the third quarter of fiscal 2017 and increased $17.4 million, or 4.2 percent, for the year-to-date period of fiscal 2017. As a percentage of net sales, SG&A expense decreased 30 basis points and 20 basis points for the third quarter and year-to-date periods of fiscal 2017, respectively. The decrease as a percentage of net sales for the third quarter comparison was primarily due to lower warranty and direct marketing expenses, partially offset by higher incentive expense attributable to improved expected company performance in fiscal 2017. SG&A expense as a percentage of net sales for the year-to-date comparison was down compared to the prior fiscal year, mainly due to lower administrative and direct marketing expenses, partially offset by higher incentive expense as mentioned in the quarter comparison.

Interest Expense

Interest expense for the third quarter and year-to-date periods of fiscal 2017 increased by 2.2 percent and by 2.1 percent, respectively, when compared to the prior fiscal year comparative periods.

Other Income, Net

Other income, net for the third quarter and year-to-date periods of fiscal 2017 increased by $1.9 million and by $1.1 million, respectively, compared to the same periods last fiscal year. The increase in the third quarter comparison was driven by foreign currency exchange rate gains. The increase in the year-to-date period of fiscal 2017 was mainly due to foreign currency exchange rate gains, partially offset by a litigation recovery and the sale of our Northwestern U.S. distribution company, both of which occurred in the first quarter of fiscal 2016 and did not repeat in fiscal 2017.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2017 was 22.6 percent compared to 30.9 percent in the third quarter of 2016. The effective tax rate for the year-to-date period of fiscal 2017 was 23.6 percent compared to 30.5 percent in the same period of fiscal 2016. The decrease in the third quarter of fiscal 2017 was primarily driven by discrete tax items, including favorable one-time adjustments related to prior years and a $2.9 million benefit related to share-based compensation due to the adoption of ASU 2016-09 in the first quarter of fiscal 2017. The decrease in the year-to-date period of fiscal 2017 was primarily driven by a discrete tax benefit of $18.9 million, related to share-based compensation. The adoption of ASU 2016-09 can add variability to our provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, and the trading price of our common stock.

Net Earnings

Net earnings for the third quarter of fiscal 2017 were $68.4 million, or $0.61 per diluted share, compared to $55.8 million, or $0.50 per diluted share, for the third quarter of fiscal 2016, resulting in a net earnings per diluted share increase of 22.0 percent. Year-to-date net earnings in fiscal 2017 were $233.9 million, or $2.10 per diluted share, compared to $200.8 million, or $1.79 per diluted share, in the prior fiscal year comparative period, resulting in a net earnings per diluted share increase of 17.3 percent. The primary factors contributing to the net earnings increase for the third quarter and year-to-date comparative periods included leveraging SG&A expense over higher sales volumes and a lower effective tax rate, mainly driven by the adoption of ASU 2016-09 in the first quarter of fiscal 2017.

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

The following table summarizes net sales by segment:

	Three Months Ended
(Dollars in thousands)	August 4, 2017	July 29, 2016	$ Change	% Change
Professional	$468,564	$427,784	$40,780	9.5%
Residential	152,127	167,815	(15,688)	(9.3)%
Other	7,252	5,381	1,871	34.8%
Total net sales*	$627,943	$600,980	$26,963	4.5%

* Includes international net sales of:	$139,434	$126,975	$12,459	9.8%

	Nine Months Ended
(Dollars in thousands)	August 4, 2017	July 29, 2016	$ Change	% Change
Professional	$1,451,269	$1,361,829	$89,440	6.6%
Residential	550,651	550,330	321	0.1%
Other	14,629	11,660	2,969	25.5%
Total net sales*	$2,016,549	$1,923,819	$92,730	4.8%

* Includes international net sales of:	$472,317	$450,577	$21,740	4.8%

The following table summarizes segment earnings (loss) before income taxes:

	Three Months Ended
(Dollars in thousands)	August 4, 2017	July 29, 2016	$ Change	% Change
Professional	$97,368	$89,096	$8,272	9.3%
Residential	11,360	12,767	(1,407)	(11.0)%
Other	(20,345)	(21,076)	731	3.5%
Total earnings before income taxes	$88,383	$80,787	$7,596	9.4%

	Nine Months Ended
(Dollars in thousands)	August 4, 2017	July 29, 2016	$ Change	% Change
Professional	$314,545	$292,311	$22,234	7.6%
Residential	62,965	64,494	(1,529)	(2.4)%
Other	(71,253)	(68,079)	(3,174)	(4.7)%
Total earnings before income taxes	$306,257	$288,726	$17,531	6.1%

Professional Segment

Net Sales. Worldwide net sales for our Professional segment in the third quarter and year-to-date periods of fiscal 2017 increased 9.5 percent and 6.6 percent, respectively. The Professional segment net sales increase for the third quarter comparison of fiscal 2017 was primarily due to strong demand for zero-turn radius riding mowers in our landscape contractor businesses, continued growth in our golf and grounds business with increased shipments of our Groundsmaster® and Greensmaster® series mowers, and increased irrigation sales due to our acquisition of Perrot that closed in the first quarter of fiscal 2017. Professional segment net sales growth for the year-to-date comparison of fiscal 2017 was largely due to strong demand for our innovative golf and grounds products, including the Workman® GTX utility vehicle, the introduction of new products in our landscape contractor businesses, including the Exmark-branded Radius® and the Toro-branded TITAN® HD zero-turn radius riding mowers, increased shipments of our BOSS® snow and ice management products impacted by favorable snowfalls in the first quarter of fiscal 2017, and continued demand for our rental and specialty construction compact utility loaders and tracked Mud Buggy™.

Operating Earnings. Operating earnings for the Professional segment in the third quarter of fiscal 2017 increased by 9.3 percent compared to the third quarter of fiscal 2016, and when expressed as a percentage of net sales, remained consistent at 20.8 percent in the third quarter of fiscal 2017, compared to the same period in the prior fiscal year. As a percentage of net sales, the third quarter comparison of Professional segment operating earnings was impacted by lower gross margins primarily due to higher commodity costs and the impact of segment product mix, partially offset by productivity improvements and lower freight costs, as well as leveraging SG&A expense over higher sales volumes. For the year-to-date period of fiscal 2017, Professional segment operating earnings increased by 7.6 percent compared to the same period in the prior fiscal year and increased to 21.7 percent as a percentage of net sales for the year-to-date period of fiscal 2017, compared to 21.5 percent in the same period last fiscal year. As a percentage of net sales, the year-to-date comparison of the Professional segment operating earnings increase was driven primarily by leveraging SG&A expense over higher sales volumes and consistent gross margins when compared to the prior fiscal year comparative period, primarily due to higher commodity costs offset by productivity improvements.

Residential Segment

Net Sales. Worldwide net sales for our Residential segment in the third quarter of fiscal 2017 decreased 9.3 percent compared to the prior fiscal year period. Worldwide net sales for our Residential segment in the year-to-date period of fiscal 2017 increased 0.1 percent compared to the prior fiscal year period. The Residential segment net sales decrease in the third quarter comparison was primarily due to a transition in the timing of our Toro Days sales promotion to the second quarter of fiscal 2017, increased sales of our professional grade zero-turn radius riding mowers to homeowners with acreage, and weakened demand for our steering wheel zero-turn radius riding mower, partially offset by higher shipments of Residential segment snow products in anticipation of the upcoming selling season. The year-to-date net sales increase was primarily due to increased shipments of our Residential segment snow products due to favorable snowfalls in the first quarter of fiscal 2017 and increased demand of for walk-power mowers, primarily offset by decreased sales of our zero-turn radius riding mowers due to weakened demand for our steering wheel zero-turn radius riding mowers and increased sales of our professional grade zero-turn radius riding mowers to homeowners with acreage.

Operating Earnings. Operating earnings for the Residential segment in the third quarter of fiscal 2017 decreased 11.0 percent, or expressed as a percentage of net sales, decreased to 7.5 percent from 7.6 percent when compared to the third quarter of fiscal 2016. As a percentage of net sales, the third quarter comparison of the Residential segment operating earnings decrease was driven by lower gross margins primarily due to higher commodity and freight costs, partially offset by productivity improvements, as well as decreased SG&A expense mainly due to lower warranty expense. For the year-to-date period of fiscal 2017, Residential segment operating earnings decreased 2.4 percent, or expressed as a percentage of net sales, decreased to 11.4 percent from 11.7 percent when compared to the same period last fiscal year. As a percentage of net sales, the year-to-date comparison of the Residential segment operating earnings decrease was primarily driven by an increase in SG&A expense mainly due to increased engineering and warranty expense, as well as gross margins that were consistent with the prior fiscal year comparative period, primarily due to higher commodity and freight costs, offset by productivity improvements.

Other Segment

Net Sales. Net sales for the Other segment include sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. The Other segment net sales in the third quarter and year-to-date periods of fiscal 2017 increased by $1.9 million and $3.0 million, respectively, compared to the same period last fiscal year, mainly due to strong demand for our golf and grounds equipment that was sold through our wholly owned domestic distribution company.

Operating Loss. Operating loss for the Other segment decreased $0.7 million for the third quarter comparison primarily due to foreign currency exchange rate derivative instrument gains. Operating loss for the Other segment increased $3.2 million for the year-to-date period of fiscal 2017, compared to the same period last fiscal year, primarily attributable to higher incentive expense due to improved expected company performance in fiscal 2017, as well as the sale of our Northwestern U.S. distribution company in the first quarter of fiscal 2016 that was not repeated in fiscal 2017. The year-to-date operating loss increase was partially offset by foreign currency exchange rate derivative instrument gains.

FINANCIAL POSITION

Working Capital

During the remainder of fiscal 2017, we plan to continue to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended August 4, 2017, was 14.0 percent compared to 16.4 percent for the twelve months ended July 29, 2016. We calculate our average net working capital as net receivables plus net inventories, less accounts payable for a twelve month period as percentage of rolling twelve month net sales.

Inventory levels were up $21.9 million, or 6.7 percent, as of the end of the third quarter of fiscal 2017 compared to the end of the third quarter of fiscal 2016 due primarily to inventory increases to support strong forecasted Professional segment sales, as well as increases due to the acquisition of Perrot that closed in the first quarter of fiscal 2017. Accounts receivable as of the end of the third quarter of fiscal 2017 increased $19.2 million, or 9.5 percent, compared to the end of the third quarter of fiscal 2016 primarily due to increased sales and the acquisition of Perrot that closed in the first quarter of fiscal 2017. Our average days sales outstanding for receivables decreased to 30.1 days, based on sales for the last twelve months ended August 4, 2017, compared to 31.9 days for the twelve months ended July 29, 2016. In addition, accounts payable increased $39.3 million, or 22.8 percent, as of the end of our third quarter of fiscal 2017 compared to the end of the third quarter of fiscal 2016, due mainly to continued working capital initiatives.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. We believe that anticipated cash generated from operations, together with our long-term debt, bank credit lines, and cash on hand, will provide us with adequate liquidity to meet our anticipated operating requirements. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and stock repurchases for at least the next twelve months. As of August 4, 2017, cash and short-term investments held by our foreign subsidiaries were approximately $111.5 million.

Our Board of Directors approved a cash dividend of $0.175 per share for the third quarter of fiscal 2017 that was paid on July 12, 2017. This was an increase of 16.7 percent over our cash dividend of $0.15 per share for the third quarter of fiscal 2016.

Cash Flow. Cash provided by operating activities for the first nine months of fiscal 2017 decreased $32.0 million compared to the first nine months of fiscal 2016. This nine month comparison change was mainly due to changes in working capital, partially offset by strong net earnings and a Red Iron exclusivity incentive payment. Cash used for investing activities increased $26.8 million during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016, primarily due to cash utilized for the Perrot acquisition that closed in the first quarter of fiscal 2017. Cash used for financing activities for the first nine months of fiscal 2017 increased $41.5 million compared to the first nine months of fiscal 2016, mainly due to more cash used for common stock repurchases, fewer stock option exercises, and increased common stock dividends paid.

Credit Lines and Other Capital Resources. Our businesses are seasonal, with accounts receivable balances historically increasing between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreasing between May and December when payments are received. The seasonality of production and shipments causes our working capital requirements to fluctuate during the year. Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $9.6 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of August 4, 2017 and July 29, 2016, we had no outstanding short-term debt under these lines of credit. As of August 4, 2017, we had $7.5 million of outstanding letters of credit and $152.1 million of unutilized availability under our credit agreements.

As of August 4, 2017, we had $331.8 million outstanding in long-term debt that includes $100.0 million of 7.8% debentures due June 15, 2027, $123.8 million of 6.625% senior notes due May 1, 2037, a $100.7 million term loan, a $10.0 million note due to the former owners of the BOSS business, and partially offsetting debt issuance costs and deferred charges of $2.7 million related to our outstanding long-term debt. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of August 4, 2017, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of August 4, 2017, and we expect to be in compliance with all covenants during the remainder of fiscal 2017. If we were out of compliance with any debt covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be cancelled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2017 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $23.2 million of receivables from us during the first nine months of fiscal 2017. As of August 4, 2017, $10.8 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2017, average prices paid for commodities and components we purchase were slightly higher compared to the average prices paid for commodities and components in the first nine months of fiscal 2016. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be slightly higher for the remainder of fiscal 2017, as compared to fiscal 2016. Historically, we have mitigated, and we currently expect to continue to mitigate, commodity price increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for a discussion of our critical accounting policies.

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method but plan to select a transition method in the fourth quarter of fiscal 2017. We are currently assessing our contracts with customers and developing related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. While we have not identified any material differences in the amount and timing of revenue recognition related to ASU 2014-09, our evaluation is not complete and, accordingly, we have not yet reached a conclusion on the overall impacts of adopting ASU 2014-09.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet.  The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. Entities are required to use a modified retrospective approach, with early adoption permitted. We are currently reviewing the revised guidance, assessing our leases, and related impact on our Consolidated Financial Statements.

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

•
Our Residential segment net sales are dependent upon consumers buying our products at dealers, mass retailers, and home centers, such as The Home Depot, Inc.; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels, changing buying patterns of customers, and timing of sales incentive programs.

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

•
Our business is subject to a number of other factors that may adversely affect our operating results, financial condition, or business, such as: our ability to achieve the revenue growth, operating earnings, and working capital goals of our “Destination PRIME” initiative or any quarterly financial guidance; man-made or natural disasters, such as Hurricane Harvey or Hurricane Irma, or global pandemics that may result in shortages of raw materials and components, higher fuel and commodity costs, delays in shipments to customers, and increases in insurance premiums; financial viability of our distributors and dealers, changes in distributor ownership, changes in channel distribution of our products, relationships with our distribution channel partners, our success in partnering with new dealers, and our customers’ ability to pay amounts owed to us; a decline in retail sales or financial difficulties of our distributors or dealers, which would cause us to repurchase financed product; new or revised accounting standards, including standards related to stock-based compensation and revenue recognition; and the threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods, reduced leisure travel, and contraction of the U.S. and world economies.

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

Foreign Currency Exchange Rate Risk. We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, the Romanian New Leu against the U.S. dollar, and the Romanian New Leu against the Euro, including exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom’s process for exiting the European Union. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker U.S. dollar and Mexican peso generally have a positive effect.

To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. Our policy does not allow the use of derivative instruments for trading or speculative purposes. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations.

Our hedging activities primarily involve the use of forward currency contracts to hedge most foreign currency transactions, including existing foreign currency assets, liabilities and probable commitments and forecasted sales and purchases denominated in foreign currencies. We may also utilize forward currency contracts or cross currency swaps to offset intercompany loan exposures. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset changes in values of the related exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding gains and losses on our derivative instruments, see Note 12 in our Notes to Condensed Consolidated Financial Statements under the heading "Derivative Instruments and Hedging Activities" included in Item 1 of this Quarterly Report on Form 10-Q.

The following foreign currency exchange contracts have maturity dates in fiscal 2017 through fiscal 2019. All items are non-trading and stated in U.S. dollars. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria; therefore, changes in their fair value are recorded in other income, net.

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net, as of, and for the fiscal period ended, August 4, 2017 were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Pre-tax Value in Accumulated Other Comprehensive Loss	Fair Value Impact (Loss) Gain
Buy US dollar/Sell Australian dollar	0.7644	60,830.9	(1,646.1)	(1,321.1)
Buy US dollar/Sell Canadian dollar	1.3118	9,468.2	(443.2)	216.0
Buy US dollar/Sell Euro	1.1461	70,634.0	(2,752.3)	1,211.2
Buy US dollar/Sell British pound	1.3109	24,960.1	(388.3)	449.2
Buy Mexican peso/Sell US dollar	20.9055	15,522.7	1,700.0	(633.1)

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

Commodity Price Risk. Some raw materials used in our products are exposed to commodity price changes. The primary commodity price exposures are with steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. Further information regarding changing prices for commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section titled “Inflation.”

We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our third quarter ended August 4, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors’ products. To avoid potential liability with respect to others’ patents, we regularly review certain patents issued by the United States Patent and Trademark Office and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows our third quarter of fiscal 2017 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
May 6, 2017 through June 2, 2017	—	$—	—	6,169,162
June 3, 2017 through June 30, 2017	—	—	—	6,169,162
July 1, 2017 through August 4, 2017	144,201	70.44	143,010	6,026,152
Total	144,201	$70.44	143,010

(1) On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 143,010 shares during the period indicated above under this program and 6,026,152 shares remain available to repurchase under this program.

(2) Includes 1,191 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $71.16 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,191 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

ITEM 5. OTHER INFORMATION

As disclosed in our Current Report on Form 8-K dated August 29, 2017, effective as of November 3, 2017 (i) our current Chairman of the Board, Michael J. Hoffman, will retire as Chairman of the Board and as a director, (ii) our current President and Chief Executive Officer, Richard M. Olson, will become Chairman of the Board, and (iii) our Board size will decrease from 11 to 10 directors.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2017, filed with the SEC on September 7, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended August 4, 2017 and July 29, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended August 4, 2017 and July 29, 2016, (iii) Condensed Consolidated Balance Sheets as of August 4, 2017, July 29, 2016, and October 31, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the nine-month periods ended August 4, 2017 and July 29, 2016, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 7, 2017	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)