Form 10-K
period 2017-10-31
TORO CO
filed 2017-12-22
CIK 737758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2017
        ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from        to
THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	1-8649	41-0580470
(State of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
8111 Lyndale Avenue South
Bloomington, Minnesota 55420-1196
Telephone number: (952) 888-8801
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 5, 2017, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $7.2 billion.
The number of shares of the registrant's common stock outstanding as of December 15, 2017 was 106,620,468.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Shareholders expected to be held March 20, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE TORO COMPANY
FORM 10-K

PART I
ITEM 1.   BUSINESS
Introduction
The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms "company," "Toro," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, and our telephone number is (952)-888-8801. Our web site for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our web sites or connected to our web sites is not incorporated by reference into this Annual Report on Form 10-K (this "report") and should not be considered part of this report.
We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We produced our first mower for golf course use in 1921 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1935. We have continued to enhance our product lines over the more than 100 years we have been in business. We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses and is presented as “Other." Net sales of our three reportable segments accounted for the following percentages of our consolidated net sales for fiscal 2017: Professional, 72 percent; Residential, 27 percent; and Other, 1 percent.
Our products are advertised and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users) under the primary trademarks of Toro®, Exmark®, BOSS®, Irritrol®, Hayter®, Pope®, PERROT®, Unique Lighting Systems®, and Lawn-Boy® most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market such products. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot, Inc. ("The Home Depot").
We emphasize quality and innovation in our products, customer service, manufacturing, and marketing. We strive to provide well-built, dependable products supported by an extensive service network. We have committed funding for research, development, and engineering in order to improve and enhance existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We plan to continue to pursue targeted acquisitions using a disciplined approach that adds value while complementing our existing brands and product portfolio.
Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our vision is to be the most trusted leader in solutions for the outdoor environment. Every day. Everywhere. Our mission is to deliver superior innovation and to deliver superior customer care.
Products by Market
We strive to be a leader in adapting advanced technologies to products and services that provide solutions for turf care maintenance, landscapes, agricultural fields, rental and specialty construction, snow and ice management, and residential demands. The following is a summary of our products, by market, for our Professional segment and our products for our Residential segment:
Professional Segment
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
Golf Market
Products for the golf course market include large reel and rotary riding products for fairway, rough, and trim cutting; riding and walking mowers for putting greens and specialty areas; greens rollers; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. Our Reelmaster® 3555-D and Reelmaster® 3575-D, fairway mowers feature a lighter design and are engineered to be more productive and fuel efficient with reduced turf compaction. These mowers, as well as most other Reelmaster® and Greensmaster® models, include our EdgeSeries™ Reels that feature enhanced reel material and geometry designed to facilitate a more accurate cut and improved after-cut appearance while reducing required maintenance.
We manufacture and market underground irrigation systems for the golf course market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These irrigation systems are designed to use computerized management systems and a variety of other technologies to help users manage their consumption of water. Several of our golf course sprinklers are equipped with an innovative TruJectory™ feature that provides an adjustable angle of nozzle trajectory, as well as enhanced water distribution control. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure and communicate soil moisture, salinity, and temperature through sensors to a user's software. Our R Series™ conversion assemblies enable the upgrade of select competitive sprinklers to our technologies, such as the above-mentioned TruJectory™ or ratcheting riser. Our INFINITY® Series golf course sprinklers with the Smart Access® feature are designed to provide easy access to critical components of the sprinkler without needing to dig. Our popular Lynx® central control system allows superintendents to control the irrigation of their course from a web-enabled device, or via our National Support Network, which provides remote troubleshooting. Our Geolink® precision spray system for Multi Pro® sprayers is the industry's first turf-based precision spray system designed to allow repeatable sub-inch location accuracy and individual nozzle control that benefits distribution control.
Landscape Contractor Equipment Market
We market products to landscape contractors under the Toro and Exmark brands. Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, as well as turf renovation and tree care equipment. We offer some products with electronic fuel injection engine options, which are designed to provide improved fuel efficiency and lower emissions. In fiscal 2017, we unveiled our next-generation RED™ Technology, which utilizes our RED™ controller that is designed to provide operators with on-board intelligence and machine health monitoring to enhance performance, power, and efficiency on Exmark Lazer Z® and Lazer Z® diesel zero-turn mowers.
In late fiscal 2016, we introduced the Exmark Radius® line of zero-turn radius riding mowers featuring a heavy-duty fabricated frame and improved control and handling in order to provide commercial durability, reliability, and comfort. Additionally, we introduced the Toro TITAN® HD line of zero-turn radius riding mowers which features a heavy-duty fabricated frame, our patented Turbo Force® deck and the ability to attach tools and other accessories to the mower with innovative tool-mounting brackets.
Sports Fields and Grounds Equipment Market
Products for the sports fields and grounds market include riding rotary and reel mowers and attachments, aerators, and debris management products, which include versatile debris vacuums, blowers, and sweepers. In 2017 we acquired the Regnerbau Calw GmbH ("Perrot") irrigation business which manufactures and markets PERROT®-branded irrigation products that provide solutions for a variety of applications. The PERROT®

VP3, our piston drive, valve-in-head, pop-up sprinkler is designed to provide full coverage of sports fields without the need to have sprinklers installed on the field. The new nozzle technology on the VP3 is designed to provide casting ranges with high distribution conformity while saving water. In addition, we offer the PERROT® TRITON-L which is designed to have high rotation speed, high stability of the water jet, and top-serviceability. Other products include infield grooming equipment and multipurpose vehicles, such as the Toro Workman® GTX introduced in late fiscal 2016, that can be used for turf maintenance, towing, and industrial hauling. These products are sold through distributors and dealers, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers.
Snow and Ice Management Market
Products for the snow and ice management market are marketed mainly in North America under the BOSS brand and include snowplows, salt and sand spreaders, and related parts, as well as accessories for light and medium duty trucks, all-terrain vehicles, utility task vehicles ("UTVs"), skid steers, and front-end loaders. These products are mainly sold through distributors and dealers, who then sell to end-users that in many cases are the same customers as those in our landscape contractor and grounds equipment markets, such as contractors, municipalities, and other governmental entities. In fiscal 2017, we introduced the QuickCube™ system, a de-icing product for use with skid-steers that utilizes weather-sealed refillable totes for both active salting and long-term, off-site, salt storage and the Forge™ 2.0 V-Box Spreader, a stainless steel hopper spreader with 2 cubic yards of capacity designed for optimal durability and serviceability. In addition, in fiscal 2017, we began offering the D-Force® system designed to maintain consistent hydraulic down force on straight blade plows to improve scraping performance while back-dragging.
Rental and Specialty Construction Market
Products for the rental and specialty construction market include compact utility loaders, walk-behind trenchers, stump grinders, and turf renovation products, many of which are also sold to landscape contractors. We also have a line of rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete equipment. Our compact utility loaders are the cornerstone products for our rental and specialty construction businesses, which are designed to improve the efficiency in creation and renovation of landscapes. Our Dingo® TX 1000 compact utility loader provides market leading operating capacity in a lightweight, maneuverable design. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. In fiscal 2017, we introduced our MB TX 2500 Tracked Mud Buggy® featuring Endless Kevlar® reinforced tracks designed to increase job-site productivity by delivering high performance and outstanding traction on a wide range of terrains.

Underground Construction Market
We manufacture a line of directional drills and riding trenchers used to install water, gas, electric, and telecommunication distribution systems. Our underground products are used by specialty contractors worldwide. In late fiscal 2017, we unveiled our innovative DD2226 directional drill featuring increased thrust, pull-back, and rotational torque designed to allow operators to pull back and turn larger reamers in tough ground conditions. The DD2226 also features our new SmartTouch® control mode designed to streamline pipe handling, reduce pipe loading cycle times, and increase overall productivity.
Residential/Commercial Irrigation and Lighting Market
Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are designed for use in residential and commercial turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electric controllers activate valves and sprinklers in a typical irrigation system. Both the Toro and Irritrol brands have received the the U.S. Environmental Protection Agency ("EPA") WaterSense award, as well as the EPA WaterSense certification for numerous irrigation controller families and models. Our Irritrol Climate Logic® smart device automatically adjusts irrigation system watering times based on real-time weather data from an on-site sensor combined with historical averages, while our award-winning Toro Precision™ Soil Sensor wirelessly transmits soil moisture content to an irrigation controller and signals whether or not watering is needed. Our Precision™ Spray Nozzles & Precision™ Soil Sensor are intended to deliver an optimum precipitation rate and superior distribution uniformity, resulting in the use of less water without affecting the health of landscapes. The EVOLUTION® controller is designed to be an intuitive, menu-based controller family that offers computer programming, lighting control, multiple soil sensors, smart add-ons, and downloadable updates through a USB device. The T5 Rotor with RapidSet® technology allows convenient arc adjustment with no tools, and the stainless steel model is designed for areas subject to heavy foot traffic and sandy soil conditions. Our SMRT LogicTM landscape control solution enables cloud-based landscape control of existing Toro and Irritrol irrigation controllers from any location when paired with our SMRTscapeTM mobile app, or website, and an internet connection.
Our retail irrigation products are designed for homeowner installation and include sprinkler heads, valves, timers, sensors, and drip irrigation systems. The XTRA SMART® ECXTRA™ sprinkler timer and its intuitive, online Scheduling Advisor™ are designed to recommend the proper watering schedule based on the local weather, plant type, and sprinkler type.

We manufacture and market lighting products under the Unique Lighting Systems brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for residential and commercial landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our irrigation products. The Light Logic™ remote control system provides operators with wireless scene control for landscape lighting and can upgrade existing systems with expanded control. Our Light Logic™ Plus system is designed to deliver cloud-based control from any location using a web-enabled computer or device for outdoor landscape features such as lighting, irrigation, and pond or fountain pumps.
Micro-Irrigation Market
Products for the micro-irrigation market include products that are designed to apply water precisely, including Aqua-Traxx® PBX drip tape, Neptune® flat emitter dripline, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture, mining, and landscape applications. Global food demand and increased water use restrictions have continued to drive the need for more efficient irrigation solutions for agriculture, including our Aqua-Traxx® FC (flow control) drip tape that is designed to allow growers to achieve water uniformity while retaining flexibility to adjust system flow rates when needed. In addition to these core products, we offer a full complement of control devices and connection options to complete the system, including a software package used to help design drip irrigation systems. In fiscal 2017, we released the new Evolution® Ag controller that features simple and intuitive programming designed specifically for agricultural and horticultural growers to enable the grower to control the opening and closing of irrigation and fertilizer valves reliably at any determined schedule. These products are sold mainly through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines.
Residential Segment
We market our Residential segment products to homeowners through a variety of distribution channels, including outdoor power equipment distributors and dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We also license our trademark on certain home solutions products as a means of expanding our brand presence.
Walk Power Mower Products
We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. For the United Kingdom market, we offer a line of rear-roller walk power mowers, a design that provides a striped finish. In fiscal 2017, we launched our PoweReverse® technology on our Recycler® Personal Pace® walk power mower designed to enable homeowners to mow challenging areas with less effort by seamlessly propelling the mower through forward and backward operation.
Riding Products
We manufacture and market riding products under the Toro brand name. Riding products primarily consist of zero-turn radius mowers that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Our TimeCutter® SS and TimeCutter® MX zero-turn radius riding mowers are equipped with our Smart Speed® control system, which is designed to allow the operator to choose different ground speed ranges with the flip of a lever without changing the blade or engine speed. In fiscal 2017, we released the TimeCutter® HD that is designed to have improved comfort and strength but with the traditional versatility of our zero-turn radius mowers. We sell direct-collect riding mowers that are manufactured and sold in the European market. Many models of our riding products are available with a variety of engines, decks, transmissions, and accessories.
Home Solutions Products
We design and market home solutions products under the Toro and Pope brand names. Our Toro brand name products include yard tools such as electric, gas, and cordless grass trimmers; electric and cordless hedge trimmers; and electric, gas, and cordless blower-vacuums. In Australia, we design and market garden product offerings, such as underground, hose and hose-end retail irrigation products under the Pope brand name. In fiscal 2017, we introduced the all-new PowerPlex® family of hand-held 40V Max lithium ion products ideal for homeowners who value compact and easy-to-use products that rival the power and performance of gas powered models.
Snow Thrower Products
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

Financial Information about International Operations and Business Segments
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Singapore, Japan, China, Italy, Poland, and Germany. New product development is pursued primarily in the U.S. Our net sales outside the U.S. were 24.4 percent, 24.2 percent, and 25.5 percent of total consolidated net sales for fiscal 2017, 2016, and 2015, respectively.
A portion of our cash flows is derived from sales and purchases denominated in foreign currencies. To reduce our exposure to foreign currency exchange rate movements on these sales and purchase commitments, we enter into various derivative instruments to hedge certain foreign currency transactions. For additional information regarding our derivative instruments, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this report. For additional financial information regarding our international operations and geographical areas, and each of our three reportable business segments, see Note 12 of the Notes to Consolidated Financial Statements, in the section entitled "Segment Data," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.
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
Our engineering expenses are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Our expenditures for engineering and research were $80.4 million (3.2 percent of net sales) in fiscal 2017, $77.4 million (3.2 percent of net sales) in fiscal 2016, and $73.6 million (3.1 percent of net sales) in fiscal 2015.

Manufacturing and Production
We have strategically identified specific core manufacturing competencies for vertical integration, such as injection molding, extrusion, welding, stamping, fabrication, laser cutting, painting, machining, and aluminum die casting, and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. We also have some agreements with third party manufacturers to manufacture certain products on our behalf. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment intended to speed production, reduce costs, and improve the quality, fit, and finish of our products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.
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
Our production levels and inventory management goals are based on estimates of retail demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. Our production system utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, dealers, and other channels.
We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, and as needed, to adjust for market demand.

Raw Materials
We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. During fiscal 2017, we experienced higher commodity prices compared to the average prices paid for commodities in fiscal 2016. We anticipate commodity prices in fiscal 2018 to be higher than average prices paid for commodities during fiscal 2017. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilization of Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.
Most of the raw materials and components used in our products are affected by commodity cost pressures, are commercially available from a number of sources, and are in adequate supply. However, certain components are sourced from single suppliers. In fiscal 2017, we experienced no significant work stoppages because of shortages of raw materials or commodities. The largest spend for raw materials and components are generally for steel, engines, hydraulic components, transmissions, resin, and electric motors, all of which we purchase from several suppliers around the world.
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
Patents and Trademarks
We own patents, trademarks, and trade secrets related to our products in the U.S. and certain countries outside the U.S. in which we conduct business. We expect to apply for future patents and trademarks, as appropriate, in connection with the development of innovative new products, services, and enhancements. Although we believe that, in the aggregate, our patents are valuable, and patent protection is beneficial to our business and competitive positioning, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents; however, certain Toro trademarks that contribute to our identity and the recognition of our products and services, including the Toro® name and logo, are an integral part of our business.
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
Seasonality
Shipments of our Residential segment products, which accounted for 27 percent of total consolidated net sales in fiscal 2017, are seasonal, with shipments of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Shipments of snow thrower products occur primarily between July and January, depending upon pre-season demand, in-season snowfalls, and product availability. Opposite seasons in global markets in which we sell our products somewhat moderate this seasonality of our Residential segment product sales. Seasonality of Professional segment product sales also exists, but is tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere continue for a longer portion of the year than in Northern regions of the world. Our BOSS snow and ice management business offers a portfolio of counter-seasonal products in our Professional segment with our shipments of snowplows and salt and sand spreaders occurring primarily between April and December, which can result in variability of shipment volumes due to dependency on snowfalls for these products.
Overall, our worldwide shipment volumes are historically the highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase between January and April because of higher shipment volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash balances, cash flows from operations, and short-term borrowings under our credit facilities.
The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year:

Fiscal Years	2017		2016
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings
First	21%	17%	20%	17%
Second	35	45	35	46
Third	25	25	25	24
Fourth	19%	13%	20%	13%
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
Distribution and Marketing
We market the majority of our products through 36 domestic and 110 international equipment distributors, as well as a large number of equipment dealers, irrigation dealers and distributors, mass retailers, hardware retailers, home centers, and online (direct to end-users) in more than 125 countries worldwide. Our distribution systems are intended to assure quality of sales and market presence, as well as to provide effective after-purchase service and support.
Professional segment products are sold to distributors and dealers primarily for resale to golf courses, sports fields, industrial facilities, contractors, and government customers, and in some markets for resale to dealers. We sell some Professional segment products directly to government customers, rental companies, and agricultural irrigation dealers, as well as to end-users in certain international markets. Select residential/commercial irrigation and lighting products are sold to professional irrigation and lighting distributors and dealers, and certain retail irrigation products are sold to home centers. Products for the rental and specialty construction market are sold to dealers and rental companies. Toro and Exmark landscape contractor products are also sold to dealers in certain regions of North America. BOSS snow and ice management products are sold to distributors and dealers for resale to contractors.
Residential segment products, such as walk power mowers, zero-turn radius riding mowers, and snow throwers, are generally sold to home centers, mass retailers, dealers, hardware retailers, as well as online (direct to end-users). In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Home solutions products are primarily sold to home centers, mass retailers, and hardware retailers. Internationally, Residential segment products are sold to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, Residential segment products are mainly sold to distributors for resale to dealers and mass retailers.
On November 27, 2015, in our first quarter of fiscal 2016, we completed the sale of our Northwestern U.S. distribution company. During the remainder of fiscal 2016 and through fiscal 2017, we owned one domestic distribution company. Our primary purpose for continuing to own a domestic distributorship is to improve operations, as well as to test and deploy new strategies and business practices that could be replicated by our independent distributors.
Our current marketing strategy is to maintain distinct brands and brand identification for Toro®, Exmark®, BOSS®, Irritrol®, Hayter®, Pope®, PERROT®, Unique Lighting Systems®, and Lawn-Boy® products.
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
Customers
Overall, we believe that in the long-term we are not dependent on any single customer; however, the Residential segment of our business is dependent on The Home Depot as a customer, which accounted for approximately 10 percent of our total consolidated gross sales in fiscal 2017 and 11 percent of our total consolidated gross sales in fiscal 2016. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.
Backlog of Orders
Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our fiscal 2018 net sales. The approximate backlog of orders as of October 31, 2017 and 2016 was $83.5 million and $92.4 million, respectively, a decrease of 9.6 percent. Backlog orders were lower mainly due to the timing of finalizing pricing programs with many of our international Professional segment customers; this decrease was partially offset by increased orders of new products. We expect the existing backlog of orders will be filled in early fiscal 2018.
Competition
Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users), users are offered comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, some of which have substantially larger operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in and focus on professional and residential landscapes, and our distribution channels position us well to compete in various markets.
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
Environmental Matters and Other Governmental Regulation
We are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:

•
The U.S. EPA, the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, these agencies from time to time adopt increasingly stringent engine emission regulations. Following the EPA implementation of Tier 4 emission requirements applicable to diesel engines several years ago, China and the European Union ("EU") also have adopted similar regulations, and similar emission regulations are also being considered in other markets in which we sell our products.

•
The U.S. federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the EU and each of its member states, have implemented one or more of the following: (i) product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including the Waste Electrical and Electronic Equipment directive, which mandates the labeling, collection, and disposal of specified waste electrical and electronic equipment; (ii) the Restriction on the use of Hazardous Substances directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment; (iii) the Registration, Evaluation, Authorization and Restriction of Chemicals directive or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (iv) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable;

(v) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; (vi) outdoor noise laws, which are intended to reduce noise emissions in the environment from outdoor equipment; (vii) conflict minerals laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the U.S. Securities and Exchange Commission ("SEC"), which require specific procedures for the determination and disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries; and (viii) other product substance restriction laws, some of which require certain labeling of product, such as California Proposition 65.

•
Our products, when used by residential users, may be subject to various federal, state, and international laws, rules, and regulations that are designed to protect consumers, including rules and regulations of the U.S. Consumer Product Safety Commission.

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
Wholesale Financing
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
End-User Financing
We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S, Australia, and select countries in Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products.
We also have agreements with third party financing companies to provide financing programs under both generic and private label programs in the U.S. and Canada. These programs, offered primarily to Toro and Exmark dealers, provide end-user customers revolving and installment lines of credit for Toro and Exmark products, parts, and services.
Distributor Financing
Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or ownership transitions.
Employees
During fiscal 2017, we employed an average of 6,853 employees. The total number of employees as of October 31, 2017 was 6,779. We consider our employee relations to be good. As of October 31, 2017, we had four collective bargaining agreements that expire in March 2018, May 2018, October 2019 and October 2020, and cover approximately 16 percent of our total employees.
Available Information
We are a U.S. public reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and file reports, proxy statements, and other information with the SEC. Copies of these reports, proxy statements, and other information can be inspected and copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, you may also access this information from the SEC's home page on the Internet at http://www.sec.gov.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
Our net sales and earnings could be adversely affected by economic conditions and outlook in the U.S. and in other countries in which we conduct business.
Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business can impact demand for our products and, ultimately, our net sales and earnings. These include, but are not limited to, recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels resulting from tax increases or other factors; increased unemployment rates; prolonged high unemployment rates; higher commodity and components costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which have had an adverse effect on our net sales and earnings.
Weather conditions may reduce demand for some of our products and adversely affect our net sales or otherwise adversely affect our operating results.
From time to time, weather conditions in a particular geographic region may adversely affect sales, demand, and field inventory levels of some of our products. For example, in the past, drought conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans have had an adverse effect on sales of our irrigation products, and lower snowfall accumulations in key markets have had an adverse effect on sales of our snow thrower products and products of our BOSS professional snow and ice management business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and net sales for some of our products in another season. For example, lower snowfall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing products. To the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales and operating results may be affected to a greater degree than we have previously experienced.
Fluctuations in foreign currency exchange rates have affected our operating results and could continue to result in declines in our reported net sales and net earnings.
Because the functional currency of most of our foreign operations is the applicable local currency, and because our financial reporting currency is the U.S. dollar, preparation of our Consolidated Financial Statements requires that we translate the assets, liabilities, expenses, and revenues of our foreign operations into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates that have affected our operating results and could continue to result in declines in our reported net sales and net earnings. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker U.S. dollar and Mexican peso generally have a positive effect. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our Consolidated Financial Statements between reporting periods. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro including exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's process for exiting the EU. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.
Increases in the cost of raw materials, components, parts and accessories that we purchase and/or increases in our other costs of doing business, may adversely affect our profit margins and businesses.
We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, increases in the cost of such raw materials, components, parts and accessories may adversely affect our profit margins. Furthermore, changes to international trade agreements could result in additional tariffs, duties or other charges on raw materials, components, parts or accessories we import into the U.S. In addition, increases in other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses.
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
Disruption in the availability of raw materials, components, parts and accessories used in our products may adversely affect our business.
Although most of the raw materials, components, parts and accessories used in our products are generally commercially available from a number of sources and in adequate supply, certain items are sourced from single suppliers. Any disruption in the availability of raw materials, components, parts and accessories used in our products, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business.

Our Professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the extent to which property owners outsource their lawn care and snow and ice removal activities; residential and commercial construction activity; continued acceptance of, and demand for, micro-irrigation solutions for agricultural markets; the timing and occurrence of winter weather conditions; the demand for our products in the rental and specialty construction markets; the availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.
Our Professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Accordingly, our professional segment net sales are impacted by golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the extent to which property owners outsource their lawn care and snow and ice removal activities; continued acceptance of, and demand, for micro-irrigation solutions for agricultural markets; the timing and occurrence of winter weather conditions; the demand for our products in the rental and specialty construction markets; residential and commercial construction activity; availability of cash or credit on acceptable terms to finance new product purchases; and the amount of government spending for new grounds maintenance equipment. Among other things, any one or a combination of the following factors could have an adverse effect on our Professional segment net sales:

•
reduced levels of investment in golf course renovations and improvements and new golf course development; reduced revenue for golf courses resulting from a decrease in rounds played and/or memberships, as applicable; and increased number of golf course closures, any one of which or any combination of which could result in a decrease in spending and demand for our products;

•
reduced consumer and business spending on property maintenance and/or unfavorable weather conditions, causing property owners and landscape contractor professionals to forego or postpone purchases of our products;

•	low or reduced levels of commercial and residential construction, resulting in a decrease in demand for our products;

•	a decline in acceptance of and demand for micro-irrigation solutions for agricultural markets and our products in the rental and specialty construction markets; and

•	government budgetary constraints resulting in reduced government spending for grounds maintenance equipment.

Our Residential segment net sales are dependent upon consumers buying our Residential segment products at dealers, mass retailers, and home centers, such as The Home Depot, Inc.; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.
The elimination or reduction of shelf space assigned to our residential products or other changes to the placement of our products by mass retailers and home centers, such as The Home Depot, could adversely affect our Residential segment net sales. Our Residential segment net sales also are dependent upon buying patterns of customers and changing buying patterns of our customers could result in reduced sales of one or more of our Residential segment products. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points than dealers, we have experienced increased demand and sales of our Residential segment products purchased at mass retailers and home centers. The Home Depot is a substantial customer of ours, which accounted for approximately 10 percent of total consolidated gross sales in fiscal 2017 and 11 percent of total consolidated gross sales in fiscal 2016 and 2015. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to maintain adequate product placement at retailers and home centers or our inability to respond to future changes in buying patterns of customers or new distribution channels could have a material adverse impact on our business and operating results. Furthermore, our quarterly or annual results can be impacted as a result of significant sales or promotional events for our Residential products.
Changes in our product mix impact our financial performance, including profit margins and net earnings.
Our Professional segment products generally have higher profit margins than our Residential segment products. Our financial performance, including our profit margins and net earnings, can be impacted depending on the mix of products we sell during a given period. For example, if we experience lower sales of our Professional segment products that generally carry higher profit margins than our Residential segment products, our financial performance, including profit margins and net earnings, could be negatively impacted. Similarly, within each segment, if we experience lower sales of products that generally carry higher profit margins, our financial performance, including profit margins and net earnings, could be negatively impacted.

We intend to grow our business in part through acquisitions and alliances, strong customer relations, and new joint ventures and partnerships, which could be risky and may harm our business, reputation, financial condition, and operating results.
One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures and partnerships that add value while supplementing our existing brands and product portfolio. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:

•	diversion of management's attention;

•	disruption to our existing operations and plans;

•	inability to effectively manage our expanded operations;

•
difficulties or delays in integrating and assimilating information and financial systems, operations, manufacturing processes and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;

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

•	incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges; and

•
write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances.

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
We are subject to risks relating to the inventory management decisions and operational and sourcing practices of our distribution network. Our distribution channel customers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments may impact our inventory management and working capital goals as well as operating results. If the inventory levels of our distribution channel customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our inventory management and working capital goals as well as our operating results. Similarly, our results could be negatively impacted through the loss of sales if our distribution channel customers do not maintain field inventory levels sufficient to meet end-user demand.
Changes in composition of, and the relationships with, our distribution channel customers could negatively impact our business and operating results.
If we fail to maintain an effective network of dealers and distributors for our products, we may not have adequate market coverage for the optimal level of sales of our products. Our distribution channel customers may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. If we are not able to maintain effective distribution channels, if our distribution channel customers are not successful in the marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distribution channel customers, our sales could decline and have an adverse effect on our business and operating results. Any weak demand for, or quality issues with, our products may cause our distribution channel customers to reduce or terminate their relationships with us or adversely affect our ability to engage new dealers and distributors. If adverse economic or business conditions or other events causes a decline in sales by our distribution channel customers or weakens their financial condition, our net sales and earnings could be adversely effected. In addition, this could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product. Changes in the ownership or control of our distribution channel customers could also adversely affect our relationships with them.
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
A significant percentage of our consolidated net sales is generated outside of the U.S., a portion of which is financed by third parties, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, and may not be successful or produce desired levels of net sales.
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Germany, Poland, Romania, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Singapore, Japan, China, Italy, Poland, and Germany. Our net sales outside the U.S. were 24.4 percent, 24.2 percent, and 25.5 percent of our total consolidated net sales for fiscal 2017, 2016, and 2015, respectively. International markets have been, and will continue to be, a focus for us for revenue growth, both organically and through acquisitions. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including the implications of the United Kingdom's process for exiting the EU, implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we manufacture or sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability. Our international operations expose us and our representatives, agents, and distribution channel customers to risks inherent in operating in foreign jurisdictions. These risks include:

•	increased costs of customizing products for foreign countries;

•	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distribution channel customers;

•
withdrawal from or revisions to international trade agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

•
the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit our business with the sanctioned country, company, person, or entity;

•	international pricing pressures;

•	laws and business practices favoring local companies;

•	adverse currency exchange rate fluctuations;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	higher tax rates and potentially adverse tax consequences, including restrictions on repatriating cash and/or earnings to the U.S.;

•	fluctuations in our operating performance based on our geographic mix of sales;

•	transportation delays and interruptions;

•	national and international conflicts, including foreign policy changes, acts of war or terrorist acts;

•	difficulties in protecting, enforcing or defending intellectual property rights; and

•	multiple, changing, and often inconsistent enforcement of laws, rules, regulations and standards, including rules relating to taxes, environmental, health and safety matters.
Our international operations may not produce desired levels of net sales or, among other things one or more of the factors listed above may harm our business and operating results. Any material decrease in our international sales or profitability could also adversely impact our operating results.
In addition, a portion of our international net sales is financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.
If we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our net sales, which have historically benefited from the introduction of new products, may be adversely affected.
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products for the markets in which we compete, including by incorporating new or emerging technologies that may become preferred by our customers. Product development requires significant financial, technological, talent and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop and introduce product improvements or new products. Our competitors' new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, incorporate new or emerging technologies, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
Any disruption at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing, open and manage new, and/or move production between manufacturing facilities could adversely affect our business and operating results.
We currently manufacture most of our products at ten locations in the U.S., two locations in Mexico, and one location in each of Australia, Italy, the United Kingdom, Romania, Germany, Poland, and China. We have several locations that serve as distribution centers, warehouses, test labs, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. We also market our products through domestic and international distributors, as well as a large number of dealers, hardware retailers, home centers, mass retailers and online, and source raw materials, components, parts and accessories from a variety of international and domestic suppliers.
Our facilities and our manufacturing and other operations and those of our distribution channel customers and suppliers may incur losses or experience disruptions as a result of natural disasters and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions, and other natural disasters and events that occur as a result of such events, such as water or other natural resource shortages, rising sea levels, power shortages, or telecommunications failures. In addition, losses or disruptions could occur as a result of man-made disasters and other external events, such as terrorist acts or acts of war, pandemics, boycotts and sanctions or widespread criminal activities such as drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. A work slowdown, strike, or similar action could occur at any one of our facilities (or the facilities of our distribution channel customers and suppliers) currently operating under a collective bargaining agreement, such facilities could fail to renew or enter into new collective bargaining agreements, or we may have to enter into a new collective bargaining agreement at a facility not currently covered by an agreement. Furthermore, we could decide, or be forced, to shift production to one of our other manufacturing facilities or we may decide to open new manufacturing or distribution facilities or move production between our facilities to align production capacity with production goals.
Such events and disruptions could make it difficult or impossible to manufacture or to deliver products to our distribution channel customers, produce or maintain sufficient inventory of our products, meet the demands of our customers, receive raw materials, components, parts or accessories from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. Such events also may result in shortages of raw materials, components, parts and accessories, higher fuel and commodity costs and delays in shipments to our distribution channel customers. Our business and operating results could be impacted to a greater degree than we previously experienced to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise. Our insurance coverage with respect to natural disasters and other disruptions is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. The occurrence of any such events could negatively impact our business and operating results.
Our production labor needs fluctuate throughout the year. Any failure by us to hire and/or retain a production labor force to adequately staff our manufacturing operations or by our production labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.
Our production labor needs fluctuate throughout the year. During periods of peak manufacturing activity it is necessary to sharply increase the number of production staff by utilizing new hires and temporary labor. Production staff that we hire during such periods of peak manufacturing activity may not have the same level of training, competency, experience, or commitment as our regular production employees. In addition, as a result of low unemployment rates, a limited workforce population available in areas around the locations where we manufacture our products, or other factors, we may not have available to us a sufficient pool of experienced and competent individuals to fulfill our production labor requirements on a cost-effective basis or otherwise. If we are unable to hire and/or retain a production labor force to adequately staff our manufacturing operations, particularly during periods of peak manufacturing activity, or if our production staff are not adequately trained or do not adhere to protocols we have established to create a safe workplace, our business, operating results, and reputation could suffer.
Management information systems are critical to our business. If our management information systems or those of our business partners or third party service providers fail to adequately perform, or if we, our business partners, or third party service providers experience an interruption in the operation of such systems, our business, reputation, financial condition, and operating results could be adversely affected.
We have many management information systems that are critical to our business, some of which are managed by third parties.
These management information systems are used to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial functions, including maintaining our internal controls; our manufacturing and supply chain processes; and the data related to our research and development efforts. The failure of our management information systems or those of our business partners or third party service providers to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer. We take steps to secure our management information systems and any access provided by our business partners or third party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks. However, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Information technology security threats are increasing in frequency and sophistication. Cyber attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third party service providers, and to the confidentiality, availability, and integrity of our data. Our business, reputation, operating results, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs, are required to pay fines, or our customers lose confidence in our ability to adequately protect their information in connection with stolen or disclosed customer, employee, or other confidential or sensitive information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. In addition, our products may infringe the proprietary rights of others.
We hold patents relating to various aspects of our products and believe that proprietary technical know-how is important to our business and their loss could have a material adverse effect on our business and operating results. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Others may initiate litigation to challenge the validity of our patents, allege that we infringe their patents, or use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors or others initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative that could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all.
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
Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among other things; climate change; emissions to air, including Tier 4 or similar engine emission requirements; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase, (ii) healthcare laws or regulations, which may cause us to incur higher employee healthcare costs or, (iii) changes to international trade agreements that could result in additional tariffs, duties or other charges on raw materials, components, parts or accessories that we import. Although we believe that we are in substantial compliance with currently applicable laws, rules, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, and regulations on our business, properties, or products. Any of these laws, rules, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to regulatory compliance that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate which may adversely affect market demand for our products and, ultimately, our net sales and financial results.

Changes in accounting standards or assumptions in applying accounting policies could adversely affect our financial statements, including our operating results and financial condition.
Our accounting policies and methods are fundamental to how we account for our operating results and financial condition and prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").  We must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience and actuarial valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared. In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board ("FASB"), Public Company Accounting Oversight Board and the SEC, may change the financial accounting or reporting standards that govern the preparation of our Consolidated Financial Statements or could reverse their previous interpretations or positions on how various financial accounting or reporting standards should be applied.  These changes may be difficult to predict and implement and could materially or otherwise impact how we prepare and report our Consolidated Financial Statements, operating results and financial condition.  For example, in March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Stock-based Compensation ("ASU 2016-09") and in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  We adopted ASU 2016-09 in the first quarter of fiscal 2017 and we expect to adopt ASU 2014-09 on November 1, 2018.  The adoption of ASU 2016-09 has added, and we expect that it will continue to add, variability to our provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, and the trading price of our common stock.  For additional information on some of our critical accounting policies and recent accounting changes, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Critical Accounting Policies and Estimates” and Note 1 of the Notes to the Consolidated Financial Statements, in the section entitled "Summary of Significant Accounting Policies and Related Data," included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.
Climate change legislation, regulations, or accords may adversely impact our operations.
We are currently subject to rules limiting emissions and other climate related rules and regulations in certain jurisdictions where we operate. In addition, we may become subject to additional legislation, regulations, or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation, or accord. Due to uncertainty in the regulatory and legislative processes and the negotiation and adoption of international climate change accords, as well as the scope of such requirements and initiatives, we cannot currently determine the effect any such legislation, regulation, or accord may have on our products and operations.
The costs of complying with the various environmental laws related to our ownership and/or lease of real property, such as clean-up costs and liabilities that may be associated with certain hazardous waste disposal activities, could adversely affect our financial condition and operating results.
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

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-corruption laws.
The U.S. FCPA and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making certain improper payments for the purpose of obtaining or retaining business. The continued expansion of our international operations could increase the risk of violations of these laws in the future. Significant violations of these laws, or allegations of such violations, could harm our reputation, disrupt our business, and result in significant fines and penalties that could have a material adverse effect on our results of operations or financial condition.
We are subject to product quality issues, product liability claims, and other litigation from time to time that could adversely affect our business, reputation, operating results or financial condition.
The manufacture, sale, and use of our products expose us to significant risks associated with product quality issues and product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product quality issues and/or product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from product quality issues and/or product liability claims, and the effect that any product quality and/or product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, reputation, and operating results. Product defects can occur through our own product development, design, and manufacturing processes or through our reliance on third parties for certain component design and manufacturing activities. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified, such as unanticipated use of our products, may give rise to product quality issues and/or product liability claims. Additionally, we could experience a material design, testing, or manufacturing failure in our products, a quality system failure, failures in our products and other challenges that are associated with our inability to properly manage changes in the suppliers and components that we use in our products, insufficient testing procedures, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality and/or product liability problems in the development and production of new and existing products could also result in loss of market share, decreased demand, reduced sales, rework costs, and higher warranty expense.

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
Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of the services of any of our executive officers or other key employees, the inability to identify, attract, or retain qualified personnel in the future, the inability to successfully implement executive officer, key employee or other personnel transitions, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.
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
Our credit arrangements and the indentures governing our 6.625 percent senior notes and 7.8 percent debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum debt to earnings ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

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
We cannot assure you that we will be able to comply with all of the terms of our credit arrangements and indentures, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 6.625 percent senior notes and 7.8 percent debentures, term loan, and any amounts outstanding under our revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our medium-term debt under our credit arrangements. If our credit rating falls below investment grade and/or our debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our credit arrangements would increase, which could adversely affect our operating results.
We are expanding and renovating our corporate and other facilities and could experience disruptions to our operations in connection with such efforts.
We are expanding and renovating our corporate and other facilities, primarily driven by our need to expand the space available for our product development and test capacities, manufacturing operations, and our need for additional information technology and office space. These expansion efforts included the construction of a new corporate facility that was completed in fiscal 2014, and we are renovating our corporate facilities located in Bloomington, Minnesota and expanding certain of our other manufacturing facilities to accommodate such expansion needs. We financed, and expect to continue to finance, such efforts with cash on hand and cash from operating activities. The expansion and renovation of our corporate and other facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.

We may not achieve our projected financial information or other business initiatives in the time periods that we anticipate, or at all, which could have an adverse effect on our business, operating results, and financial condition.
We generally provide projected financial information, such as our expected revenue growth and net earnings per share. These financial projections are based on management’s current assumptions and expectations. The failure to achieve our financial projections could have an adverse effect on our business, operating results and financial condition.
We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results, including for example the organic revenue growth and operating earnings goals of our recently announced employee initiative, Vision 2020. Whether we achieve our goals and objectives of such initiatives can vary due to a number of factors, including the risk factors described in this report. As a result, there can be no assurance that we will succeed in achieving the goals and objectives of our initiatives in the time periods that we anticipate, or ever. The failure to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
As of October 31, 2017, we utilized manufacturing, distribution, warehouse, and office facilities totaling approximately 6.4 million square feet of space worldwide. We had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 70 acres of land in Minnesota utilized as a testing and storage facility, and 21 acres of land in California used as a testing site. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition. Management believes we have sufficient manufacturing capacity for production. We are renovating and expanding our corporate facilities located in Bloomington, Minnesota, which includes renovation of a portion of our original corporate facility to accommodate additional expansion needs of the company. Our significant facilities are listed below by location, ownership, and function as of October 31, 2017:

Location	Ownership	Products Manufactured / Use
Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
El Paso, TX	Owned/Leased	Components for professional and residential products, warehouse and distribution center
Ankeny, IA	Leased	Residential and professional distribution center
Juarez, Mexico	Leased	Professional and residential products
Plymouth, WI	Owned	Professional and residential parts distribution center
Tomah, WI	Owned/Leased	Professional products and distribution center
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Beatrice, NE	Owned/Leased	Professional products, test facility, and office
Iron Mountain, MI	Owned/Leased	Professional products, distribution facility, and office
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Althengstett, Germany	Owned	Professional products, distribution facility, and office
Ustron, Poland	Owned	Professional products, distribution facility, and office
Xiamen City, China	Leased	Professional products, distribution center, and office
Braeside, Australia	Leased	Distribution center, service area, and office
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Ploiesti, Romania	Owned	Professional products, distribution center, test facility, and office
Shakopee, MN	Owned	Components for professional and residential products
Beverley, Australia	Owned	Professional products, distribution center, service area, and office
Baraboo, WI	Leased	Professional and residential distribution center
El Cajon, CA	Owned/Leased	Professional and residential products, distribution center, test site, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
Capena, Italy	Leased	Distribution center
Fresno, CA	Leased	Professional products warehouse
Sanford, FL	Leased	Professional products and distribution center
Fiano Romano, Italy	Owned/Leased	Professional products, distribution center, and office
St. Louis, MO	Leased	Distribution facility, service area, and office
Oevel, Belgium	Owned	Distribution center, service area, and office
Abilene, TX	Leased	Office, professional products, and service center
ITEM 3.   LEGAL PROCEEDINGS
We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation, administrative, and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process. For a description of our material legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements, in the section entitled "Commitments and Contingent Liabilities – Litigation" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report, which is incorporated into this Item 3 by reference.

ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 15, 2017, as well as other positions held by him or her for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position	Business Experience during the Last Five or More Years
Richard M. Olson 53, Chairman of the Board, President and Chief Executive Officer
Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Micro-Irrigation Business, and Distributor Development. From March 2013 through May 2014, he served as Vice President, International Business. From March 2012 to March 2013, he served as Vice President, Exmark.

David H. Alkire 55, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since November 2014. From June 2012 through October 2014, he served as General Manager, Residential and Landscape Contractor Businesses.
Judy L. Altmaier 56, Vice President, Exmark	Vice President, Exmark since June 2013. From October 2011 to June 2013, she served as Vice President, Operations and Quality Management.
William E. Brown, Jr. 56, Group Vice President, Residential and Contractor Businesses
Group Vice President, Residential and Contractor Businesses since February 2016. From March 2013 through January 2016, he served as Group Vice President, Commercial and Irrigation Businesses. From March 2012 to March 2013, he served as Group Vice President, International and Commercial Businesses.

Philip A. Burkart 55, Vice President, Irrigation and Lighting Businesses	Vice President, Irrigation and Lighting Businesses since January 2011.
Amy E. Dahl 43, Vice President, Human Resources and Distributor Development
Vice President, Human Resources since April 2015, and in December 2016 she assumed responsibility for our distributor development activity. From June 2013 through March 2015, she served as Managing Director, Corporate Communications and Investor Relations. From July 2012 to June 2013, she served as Assistant General Counsel and Assistant Secretary.

Timothy P. Dordell 55, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007.
Blake M. Grams 50, Vice President, Global Operations	Vice President, Global Operations since June 2013. From December 2008 to June 2013, he served as Vice President, Corporate Controller.
Bradley A. Hamilton 53, Group Vice President, Commercial and International Businesses
Group Vice President, Commercial and International Businesses since November 2017. From October 2016 to November 2017, he served as Vice President, Commercial Business. From April 2015 to October 2016, he served as General Manager, Commercial Business. From June 2014 through March 2015, he served as Managing Director, Distributor Development and Financial Services. From March 2012 through May 2014, he served as Director, Distributor Development.

Renee J. Peterson 56, Vice President, Treasurer and Chief Financial Officer	Vice President, Treasurer and Chief Financial Officer since July 2013. From August 2011 to July 2013, she served as Vice President, Finance and Chief Financial Officer.
Darren L. Redetzke 53, Vice President, International Business	Vice President, International Business since April 2015. From August 2010 to April 2015, he served as Vice President, Commercial Business.
Richard W. Rodier 57, Vice President, Commercial Business
Vice President, Commercial Business since November 2017. From October 2016 to November 2017, he served as Vice President, Sitework Systems. From February 2009 to October 2016, he served as General Manager, Sitework Systems.

Kurt D. Svendsen 51, Vice President, Information Services	Vice President, Information Services since June 2013. From September 2011 to June 2013, he served as Managing Director, Corporate Communications and Investor Relations.

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." The high, low, and last sales prices for our common stock and cash dividends paid for each of the quarterly periods for fiscal 2017 and 2016 were as follows:

Fiscal Years Ended	October 31, 2017				October 31, 2016
Quarter	First	Second	Third	Fourth	First	Second	Third	Fourth
Market price per share of common stock
High sales price	$59.91	$66.75	$73.00	$73.86	$39.24	$44.71	$46.50	$49.50
Low sales price	46.37	58.00	64.57	58.39	32.35	34.79	40.42	44.90
Last sales price	59.05	66.67	72.37	62.85	37.26	43.23	45.98	47.88
Cash dividends per share of common stock[1]	$0.175	$0.175	$0.175	$0.175	$0.15	$0.15	$0.15	$0.15

[1]
Future cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."

Common Stock – 175,000,000 shares authorized, $1.00 par value, as of October 31, 2017 and 2016. 106,882,972 and 108,427,393 shares outstanding as of October 31, 2017 and 2016, respectively.
Preferred Stock - 1,000,000 voting shares and 850,000 non-voting shares authorized, $1.00 par value, no shares outstanding.
Shareholders - As of December 15, 2017, we had approximately 3,095 shareholders of record.
Purchases of Equity Securities - The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2017.

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
August 5, 2017 through September 1, 2017	158,223	$64.80	158,223	5,867,929
September 2, 2017 through September 29, 2017	653,897	60.93	653,897	5,214,032
September 30, 2017 through October, 31 2017	233,502	62.39	232,154	4,981,878
Total	1,045,622	$61.84	1,044,274

[1]
On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company's Board of Directors at any time. The company repurchased 1,044,274 shares during the period indicated above under this program and 4,981,878 shares remain available to repurchase under this program.

[2]
Includes 1,348 units (shares) of the company's common stock purchased in open-market transactions at an average price of $62.82 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,348 shares were not repurchased under the company's repurchase program described in footnote 1 above.

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
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2012 through October 31, 2017.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index,
and Peer Group
*$100 invested on 10/31/12 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2012	2013	2014	2015	2016	2017
The Toro Company	$100.00	$141.28	$149.87	$185.47	$239.34	$317.72
S&P 500	100.00	127.18	149.14	156.89	163.97	202.72
Peer Group	$100.00	$123.97	$138.46	$121.07	$141.79	$207.18
The industry peer group is based on companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and currently includes: AGCO Corporation, The Alpine Group, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Inc., Deere & Company, Dover Corporation, Flowserve Corporation, General Cable Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology Plc, ITT Inc., Kennametal Inc., Lennox International Inc., NACCO Industries, Inc., Parker-Hannifin Corporation, Pentair Plc, Snap-On Inc., Teleflex Inc., Terex Corporation, and The Timken Company. Walter Energy Inc., which was previously included in the peer group, has been removed from the peer group due to a bankruptcy proceeding.

ITEM 6.   SELECTED FINANCIAL DATA
The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2017. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data) Fiscal Years Ended October 31	2017 [1]	2016 [1]	2015 [1,2]	2014 [2]	2013 [2]
OPERATING RESULTS:
Net sales	$2,505,176	$2,392,175	$2,390,875	$2,172,691	$2,041,431
Net sales growth from prior year	4.7%	0.1%	10.0%	6.4%	4.2%
Gross profit as a percentage of net sales	36.8%	36.6%	35.0%	35.6%	35.5%
Selling, general, and administrative expense as a percentage of net sales	22.6%	22.6%	22.5%	23.5%	24.2%
Operating earnings	$355,110	$334,396	$299,114	$263,157	$230,662
As a percentage of net sales	14.2%	14.0%	12.5%	12.1%	11.3%
Net earnings	$267,717	$230,994	$201,591	$173,870	$154,845
As a percentage of net sales	10.7%	9.7%	8.4%	8.0%	7.6%
Basic net earnings per share	$2.47	$2.10	$1.81	$1.54	$1.34
Diluted net earnings per share	$2.41	$2.06	$1.78	$1.51	$1.31
Return on average stockholders' equity	44.7%	43.0%	44.7%	45.3%	46.1%
SUMMARY OF FINANCIAL POSITION:
Total assets[3]	$1,493,787	$1,384,572	$1,300,429	$1,188,904	$993,432
Average net working capital as a percentage of net sales[4]	13.8%	15.9%	16.0%	15.1%	16.6%
Long-term debt, including current portion[3]	$331,887	$350,961	$374,723	$350,445	$220,197
Stockholders' equity	$617,092	$550,035	$462,165	$408,727	$358,738
Debt-to-capitalization ratio	35.0%	39.0%	44.8%	47.6%	38.0%
CASH FLOW DATA:
Cash provided by operating activities[5]	$360,748	$384,285	$249,592	$196,894	$234,352
Purchases of Toro common stock	$159,354	$109,986	$105,964	$101,674	$98,842
Cash dividends per share of Toro common stock	$0.70	$0.60	$0.50	$0.40	$0.28
OTHER STATISTICAL DATA:
Market price range:
High sales price	$73.86	$49.50	$37.91	$33.68	$29.75
Low sales price	$46.37	$32.35	$30.10	$27.88	$20.12
Average number of employees	6,853	6,834	6,682	5,979	5,002

[1]	The company's Consolidated Financial Statements include results of the BOSS business from November 14, 2014, the date of acquisition.

[2]	Per share data and sales prices have been adjusted for prior periods presented to reflect the impact of the company's two-for-one stock split effective September 16, 2016.

[3]
Amounts have been retrospectively adjusted due to the adoption of FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. For additional information regarding the adoption of ASU No. 2015-03, see Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "New Accounting Pronouncements Adopted" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

[4]	Average net working capital is defined as average net accounts receivable plus net inventory, less accounts payable.

[5]
Amounts have been retrospectively adjusted due to the adoption of FASB issued ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting and ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. For additional information regarding the adoptions of ASU No. 2016-09 and ASU No. 2016-15, see Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "New Accounting Pronouncements Adopted" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the prior fiscal year. Our MD&A is presented in five sections:

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
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural micro-irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses and is presented as “Other."
We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.
Shares and per share data have been adjusted for prior periods presented to reflect the impact of our two-for-one stock split effective September 16, 2016.
Summary of Fiscal 2017 Results
In fiscal 2017, we achieved net sales of $2,505.2 million and net earnings growth of 15.9 percent. Our fiscal 2017 results included the following items of significance:

•	Net sales for fiscal 2017 increased by 4.7 percent to $2,505.2 million when compared to fiscal 2016. The sales increase was primarily attributable to strong demand for our Professional segment products, as well as the successful introduction of new innovative products in the Professional and Residential segments.

•	Professional segment net sales grew 6.2 percent in fiscal 2017 compared to fiscal 2016.

•	Residential segment net sales increased 0.6 percent in fiscal 2017 compared to fiscal 2016.

•
International net sales for fiscal 2017 increased by 5.6 percent compared to fiscal 2016 despite unfavorable foreign currency exchange rate fluctuations. International net sales comprised 24.4 percent of our total consolidated net sales in fiscal 2017 compared to 24.2 percent in fiscal 2016 and 25.5 percent in fiscal 2015.

•
Fiscal 2017 net earnings of $267.7 million increased 15.9 percent compared to fiscal 2016, and diluted net earnings per share increased 17.0 percent to $2.41 in fiscal 2017 compared to $2.06 in fiscal 2016.

•	Gross margin was 36.8 percent in fiscal 2017, an increase of 20 basis points from 36.6 percent in fiscal 2016.

•	Selling, general, and administrative ("SG&A") expense was up 4.7 percent in fiscal 2017 compared to fiscal 2016, or consistent at 22.6 percent as a percentage of net sales.

•
Receivables increased by 12.1 percent as of the end of fiscal 2017 compared to the end of fiscal 2016. Our inventory levels were up by 7.2 percent as of the end of fiscal 2017 compared to the end of fiscal 2016.

•
Our field inventory levels were up as of the end of fiscal 2017 compared to the end of fiscal 2016, mainly due to higher Professional segment field inventory levels primarily due to anticipated strong retail demand for early fiscal 2018.

•
We continued our history of paying quarterly cash dividends in fiscal 2017. We increased our fiscal 2017 quarterly cash dividend by 16.7 percent to $0.175 per share compared to our quarterly cash dividend in fiscal 2016 of $0.15 per share.

Please refer to the sections entitled “Results of Operations", "Business Segments", and "Financial Position" included in Part II, Item 7 of this report for additional details concerning our financial results for 2017.
Destination PRIME
Our multi-year employee initiative, "Destination PRIME," which began with our 2015 fiscal year, continued our journey into our second century. Fiscal 2017 was our final year of this three-year initiative, which was intended to help us drive revenue and earnings growth and further improve productivity, while also continuing our century-long commitment to innovation, relationships, and excellence. Through our Destination PRIME initiative, we strove to achieve organic revenue growth, operating earnings, and working capital goals.
Organic Revenue Growth
Our organic revenue growth goal was to achieve five percent or more organic revenue growth each fiscal year during this initiative. For purposes of this goal, we defined organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.
In fiscal years 2017, 2016, and 2015, we fell short of this goal by achieving 4.2 percent, 0.1 percent, and 4.1 percent organic revenue growth, respectively.
Operating Earnings
Our operating earnings goal was to raise operating earnings as a percentage of net sales to more than 13 percent by the end of fiscal 2017. We achieved this goal as we realized 14.2 percent of operating earnings as a percentage of net sales by the end of fiscal 2017.
Working Capital
Our working capital goal was to drive down average net working capital as a percentage of net sales to 13 percent or less by the end of fiscal 2017. We define average net working capital as net accounts receivable plus net inventory, less accounts payable as a percentage of net sales for a twelve month period. Our average net working capital as a percentage of net sales was 13.8 percent at the end of fiscal 2017.
New Three-Year Initiative
Our new multi-year initiative, "Vision 2020", will focus on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. We have set specific goals intended to help us drive organic revenue and operating earnings growth. While there is not a specific goal for working capital in our new Vision 2020 initiative, it is our intent to maintain the progress we made through our previous initiatives and to not lose sight of this important metric.
Organic Revenue Growth
We intend to pursue strategic growth of our existing businesses and product categories with an organic revenue goal. One of our goals of our new Vision 2020 initiative is to achieve at least five percent or more organic revenue growth each of the three fiscal years of this initiative. For purposes of this goal, we define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.
Operating Earnings
Additionally, as part of our new Vision 2020 initiative growth goals, we have set an operating earnings goal to increase operating earnings as a percentage of net sales to 15.5 percent or higher by the end of fiscal 2020.

RESULTS OF OPERATIONS
The following table summarizes our results of operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	(63.2)	(63.4)	(65.0)
Gross margin	36.8	36.6	35.0
SG&A expense	(22.6)	(22.6)	(22.5)
Operating earnings	14.2	14.0	12.5
Interest expense	(0.8)	(0.8)	(0.8)
Other income, net	0.7	0.6	0.4
Provision for income taxes	(3.4)	(4.1)	(3.7)
Net earnings	10.7%	9.7%	8.4%
Fiscal 2017 Compared with Fiscal 2016
Net Sales
Worldwide net sales in fiscal 2017 were $2,505.2 million compared to $2,392.2 million in fiscal 2016, an increase of 4.7 percent. This net sales increase was primarily attributable to the following factors:

•
Increased sales of Professional segment products were primarily driven from the successful introduction of new products and strong demand for our golf and grounds equipment, successful introduction of new landscape contractor equipment, continued growth in our rental and specialty construction businesses, increased shipments of our snow and ice management products, and our acquisition of the Perrot irrigation business in the first quarter of fiscal 2017.

•
Increased sales of Residential segment products were primarily due to increased demand for our Pope-branded irrigation products and increased shipments of snow products, partially offset by decreased shipments of zero-turn radius riding mowers.

•
Net sales in international markets increased by 5.6 percent in fiscal 2017 compared to fiscal 2016, mainly due to strong demand for our golf and grounds equipment, our acquisition of the Perrot irrigation business, and increased demand for our Pope-branded irrigation products, partially offset by fluctuations in foreign currency exchange rates that reduced our total net sales by approximately $3.3 million in fiscal 2017.

Gross Margin
Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for a description of expenses included in cost of sales. Gross margin increased by 20 basis points to 36.8 percent in fiscal 2017 from 36.6 percent in fiscal 2016. This increase was mainly the result of the following factors:

•	Favorable operational productivity due to production efficiencies and Lean method initiatives.

•	Favorable segment mix from a higher mix of Professional segment product sales.
Somewhat offsetting those favorable factors were:

•	Higher costs of commodities, primarily steel and resin.

•	Higher freight costs.
Selling, General, and Administrative Expense
SG&A expense increased $25.5 million, or 4.7 percent, in fiscal 2017 compared to fiscal 2016. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expense as a percentage of net sales. The SG&A expense rate in fiscal 2017 stayed consistent with the SG&A expense rate in fiscal 2016 at 22.6 percent. As a percentage of net sales, our SG&A expense rate was mainly impacted by decreased administrative expense primarily due to favorable health care claims experience in fiscal 2017, offset, in large part, by higher incentive expense due to improved company performance in fiscal 2017.
Interest Expense
Interest expense for fiscal 2017 decreased $0.2 million compared to fiscal 2016.
Other Income, Net
Other income, net consists mainly of our proportionate share of income or losses from equity investments (from Red Iron), currency exchange rate gains and losses, litigation settlements and recoveries, interest income, dividend income, other income, and retail financing revenue. Other income for fiscal 2017 was $17.2 million compared to $15.4 million in fiscal 2016, an increase of $1.8 million. The increase in other income, net was primarily due to higher income from our equity investment in Red Iron of $2.0 million, foreign currency contract exchange gains of $0.6 million, and higher interest income of $0.5 million, partially offset by a fiscal 2016 litigation recovery that was not repeated in fiscal 2017 of $1.3 million.
Provision for Income Taxes
The effective tax rate for fiscal 2017 was 24.2 percent compared to 30.1 percent in fiscal 2016. The decrease was primarily the result of the adoption of ASU 2016-09 in fiscal 2017, which resulted in a tax benefit of $19.7 million.
Net Earnings
Fiscal 2017 net earnings were $267.7 million compared to $231.0 million in fiscal 2016, an increase of 15.9 percent. Fiscal 2017 diluted net earnings per share were $2.41, an increase of 17.0 percent from $2.06 per share in fiscal 2016. The primary factors contributing to the net earnings increase was a lower effective tax rate, mainly driven by the adoption of ASU

2016-09 in fiscal 2017, along with net sales and gross margin improvement.
Fiscal 2016 Compared with Fiscal 2015
Net Sales
Worldwide net sales in fiscal 2016 were $2,392.2 million compared to $2,390.9 million in fiscal 2015, an increase of 0.1 percent. This net sales increase was primarily attributable to the following factors:

•
Increased sales of Professional segment products were driven by (i) higher shipments and demand for golf, landscape contractor, and rental and specialty equipment products primarily due to continued market growth and increased demand for our innovative product offerings and the successful introduction of new products, and (ii) our micro-irrigation and irrigation product sales increased mainly due to improved product placement and higher project sales, partially offset by lower sales of snow and ice management products primarily due to decreased pre-season demand.

•
Decreased sales of Residential segment products were mainly driven by lower sales and pre-season retail demand for snow thrower products, decreased shipments of zero-turn radius riding mowers, and unfavorable weather conditions in many of our markets, partially offset by increased sales of our walk power mowers mainly due to strong shipments driven by our innovative product offerings and favorable growing season weather in key markets.

•
Net sales in international markets decreased by 5.1 percent in fiscal 2016 compared to fiscal 2015 due to unfavorable foreign currency exchange rate fluctuations that reduced our total net sales by approximately $30.6 million in fiscal 2016.

Gross Margin
Gross margin increased by 160 basis points to 36.6 percent in fiscal 2016 from 35.0 percent in fiscal 2015. This increase was mainly the result of the following factors:

•	Lower costs of commodities, primarily steel and resin, and favorable operational productivity.

•	Favorable segment mix from a higher mix of Professional segment product sales, which generally carry higher gross margins.
Somewhat offsetting those positive factors were unfavorable foreign currency exchange rate fluctuations.
Selling, General, and Administrative Expense
SG&A expense increased $3.4 million, or 0.6 percent, in fiscal 2016 compared to fiscal 2015. SG&A expense rate in fiscal 2016 increased 10 basis points to 22.6 percent compared to 22.5 percent in fiscal 2015. Our SG&A expense rate was primarily impacted by the following factors as a percentage of net sales:

•	Continued investments in engineering and new product development.

•	Increased warranty expense driven by higher claims experience for fiscal 2016.
Somewhat offsetting those increases were:

•	Decreased incentive expense due to actual performance against specified goals.

•	Decreased administrative expense.
Interest Expense
Interest expense for fiscal 2016 increased $0.6 million compared to fiscal 2015.
Other Income, Net
Other income for fiscal 2016 was $15.4 million compared to $10.7 million in fiscal 2015, an increase of $4.7 million. The increase in other income, net was primarily due to foreign currency contract exchange gains of $1.8 million, a fiscal 2016 litigation recovery of $1.3 million, and higher earnings from our equity investment in Red Iron of $1.2 million.
Provision for Income Taxes
The effective tax rate for fiscal 2016 was 30.1 percent compared to 30.7 percent in fiscal 2015. The decrease was primarily the result of more favorable one-time adjustments related to prior years, and the permanent extension of the federal research credit.
Net Earnings
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
BUSINESS SEGMENTS
As more fully described in Note 12 of the Notes to Consolidated Financial Statements, we operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly owned domestic distributorship, has been combined with our corporate activities and is shown as "Other." Operating earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Operating loss for the Other segment includes earnings (loss) from our wholly owned domestic distribution company, corporate activities, other income, and interest expense. The following information provides perspective on our business segments' net sales and operating results.

Professional Segment
Professional segment net sales represented approximately 72 percent of consolidated net sales for fiscal 2017, 71 percent for fiscal 2016, and 69 percent for fiscal 2015. The following table shows the Professional segment net sales, operating earnings, and operating earnings as a percent of net sales:

(Dollars in millions)
Fiscal Years Ended October 31	2017	2016	2015
Net sales	$1,811.7	$1,705.3	$1,639.7
% change from prior year	6.2%	4.0%	11.0%
Operating earnings	$379.5	$352.1	$308.0
As a percent of net sales	20.9%	20.6%	18.8%
Net Sales
Worldwide net sales for the Professional segment in fiscal 2017 were up by 6.2 percent compared to fiscal 2016 primarily as a result of the following factors:

•	Higher shipments of golf and grounds equipment, primarily due to strong demand for our innovative product offerings.

•	Higher shipments of landscape contractor equipment, primarily driven by strong demand for new products.

•	Increased shipments of rental and specialty construction equipment, mainly driven by strong demand, and positive customer response for new products.

•	Increased sales of snow and ice management products, mainly driven by new product offerings and favorable snowfalls in the first quarter of fiscal 2017.

•	Increased sales of irrigation products mainly driven by the acquisition of the Perrot business.
Somewhat offsetting those increases were unfavorable foreign currency exchange rate fluctuations.
Worldwide net sales for the Professional segment in fiscal 2016 were up by 4.0 percent compared to fiscal 2015 primarily as a result of the following factors:

•
Higher shipments of golf equipment and irrigation products, mainly due to demand for our innovative product offerings, the successful introduction of new products, increased golf irrigation projects, and favorable weather conditions.

•	Increased sales of landscape contractor equipment driven by strong demand for our riding and stand-on mower product lines.

•	Higher sales of micro-irrigation products mainly driven by improved product placement.

•	Increased sales driven by strong demand and market growth for rental and specialty construction equipment, as well as positive customer response for new products.
Somewhat offsetting those positive factors were:

•	Unfavorable foreign currency exchange rate fluctuations.

•	A decline in sales of snow and ice management products which was driven mainly from decreased pre-season demand.
Operating Earnings
Operating earnings for the Professional segment in fiscal 2017 increased 7.8 percent compared to fiscal 2016. Expressed as a percentage of net sales, Professional segment operating margins increased by 30 basis points to 20.9 percent in fiscal 2017 compared to 20.6 percent in fiscal 2016. The following factors impacted Professional segment operating earnings as a percentage of net sales for fiscal 2017:

•
Higher gross margin in fiscal 2017 compared to fiscal 2016 mainly due to favorable operational productivity from production efficiencies and Lean method initiatives, partially offset by higher commodity costs and unfavorable product mix.

•	A decline in SG&A expense rate in fiscal 2017 compared to fiscal 2016 primarily due to lower administration and engineering expense as a percentage of net sales.
Operating earnings for the Professional segment in fiscal 2016 increased 14.3 percent compared to fiscal 2015. Expressed as a percentage of net sales, Professional segment operating margins increased by 180 basis points to 20.6 percent in fiscal 2016 compared to 18.8 percent in fiscal 2015. The following factors impacted Professional segment operating earnings as a percentage of net sales for fiscal 2016:

•
Higher gross margin in fiscal 2016 compared to fiscal 2015 mainly due to lower commodity costs and productivity improvements, as well as favorable product mix, partially offset by unfavorable foreign currency exchange rate fluctuations.

•	A decline in SG&A expense rate in fiscal 2016 compared to fiscal 2015 due to a lower administration expense rate.
The domestic field inventory levels of our Professional segment products were higher as of the end of fiscal 2017 compared to the end of fiscal 2016, primarily due to anticipated strong retail demand in early fiscal 2018.
Residential Segment
Residential segment net sales represented approximately 27 percent of consolidated net sales for fiscal 2017, 28 percent for fiscal 2016, and 30 percent for fiscal 2015. The following table shows the Residential segment net sales, operating earnings, and operating earnings as a percent of net sales:

(Dollars in millions)
Fiscal Years Ended October 31	2017	2016	2015
Net sales	$673.2	$669.1	$725.7
% change from prior year	0.6%	(7.8)%	7.9%
Operating earnings	$74.7	$73.7	$85.0
As a percent of net sales	11.1%	11.0%	11.7%

Net Sales
Worldwide net sales for the Residential segment in fiscal 2017 were up by 0.6 percent compared to fiscal 2016 primarily as a result of the following factors:

•	Higher sales of Pope-branded irrigation products in Australia mainly due to strong demand and favorable weather conditions.

•	Increased shipments of snow products mainly driven by favorable snowfalls in the first quarter of fiscal 2017.
Somewhat offsetting those increases were:

•
Lower shipments of our zero-turn radius riding mowers due to lower demand for our steering wheel zero-turn radius mower models and higher demand for our new lines of Professional segment contractor grade zero-turn radius mowers.

•	Unfavorable foreign currency exchange rate fluctuations.
Worldwide net sales for the Residential segment in fiscal 2016 were down by 7.8 percent compared to fiscal 2015 primarily as a result of the following factors:

•	Decreased shipments and lower retail demand for snow products due to low snowfall totals in the 2015/2016 season.

•	Lower sales of zero-turn radius riding mowers primarily driven by variable weather conditions throughout the year and a slight reduction in retail placement.

•	Unfavorable weather conditions in many of our markets.
Somewhat offsetting the decrease in Residential segment net sales in fiscal 2016 when compared to fiscal 2015, were higher sales of walk power mowers driven by increased demand for our product offerings and strong customer response for our innovative models, including our SMARTSTOW® and all-wheel drive models.
Operating Earnings
Operating earnings for the Residential segment in fiscal 2017 increased 1.4 percent compared to fiscal 2016. Expressed as a percentage of net sales, Residential segment operating margins increased 10 basis points to 11.1 percent in fiscal 2017 compared to 11.0 percent in fiscal 2016. The following factors impacted Residential segment operating earnings as a percentage of net sales for fiscal 2017:

•
Higher gross margin in fiscal 2017 compared to fiscal 2016 mainly due to favorable product mix and favorable operational productivity from production efficiencies, partially offset by higher commodity costs and freight expense.

•	An increased SG&A expense rate attributable to higher incentive and engineering expense as a percentage of net sales.
Operating earnings for the Residential segment in fiscal 2016 decreased 13.3 percent compared to fiscal 2015. Expressed as a percentage of net sales, Residential segment operating margins decreased 70 basis points to 11.0 percent in fiscal 2016 compared to 11.7 percent in fiscal 2015. The following factors impacted Residential segment operating earnings as a percentage of net sales for fiscal 2016:

•	Higher gross margin in fiscal 2016 compared to fiscal 2015 mainly due to lower commodity costs and freight expense, partially offset by unfavorable foreign currency exchange rate fluctuations.

•	Increased SG&A expense rate attributable to lower sales as well as increased engineering, marketing and warehousing expenses as a percentage of net sales.
The domestic field inventory levels of our Residential segment products as of the end of fiscal 2017 were consistent with the levels of fiscal 2016.
Other Segment
Other segment net sales, which includes our wholly owned domestic distributor, represented approximately 1 percent of consolidated net sales for each of fiscal 2017, 2016, and 2015. During the first quarter of fiscal 2016, we sold our Northwestern U.S. distribution company. The following table shows the other segment net sales and operating losses:

(Dollars in millions)
Fiscal Years Ended October 31	2017	2016	2015
Net sales	$20.2	$17.7	$25.5
% change from prior year	14.1%	(30.6)%	12.6%
Operating losses	$(101.0)	$(95.3)	$(101.9)
Net Sales
Net sales for the Other segment includes sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to that distribution company. The Other segment net sales in fiscal 2017 were up $2.5 million compared to fiscal 2016, primarily due to strong demand for our golf and grounds equipment that was sold through our wholly owned domestic distribution company.
The Other segment net sales in fiscal 2016 were down $7.8 million compared to fiscal 2015, primarily due to the sale of our Northwestern U.S. distribution company in the first quarter of fiscal 2016.
Operating Loss
Operating loss for the Other segment in fiscal 2017 increased by 6.0 percent compared to fiscal 2016. This loss increase was primarily attributable to higher incentive expense due to improved company performance.
Operating loss for the Other segment in fiscal 2016 decreased by 6.5 percent compared to fiscal 2015. This loss decrease was primarily attributable to increased income from our investment in Red Iron and a fiscal 2016 litigation settlement recovery.

FINANCIAL POSITION
Working Capital
We define average net working capital as average net accounts receivable plus net inventory, less accounts payable as a percentage of net sales for a twelve month period. As of the end of fiscal 2017, our average net working capital decreased to 13.8 percent compared to 15.9 percent as of the end of fiscal 2016 mainly due to higher average accounts payable and higher net sales.
The following table highlights several key measures of our working capital performance:

(Dollars in millions)
Fiscal Years Ended October 31	2017	2016
Average cash and cash equivalents	$266.3	$194.3
Average receivables, net	$208.4	$205.7
Average inventories, net	$367.0	$375.0
Average accounts payable	$228.7	$199.4
Average days outstanding for receivables	30.4	31.4
Average inventory turnover (times)	4.3	4.1
The following factors impacted our working capital:

•
Average net receivables increased by 1.3 percent in fiscal 2017 compared to fiscal 2016 due to increased sales in fiscal 2017. Our average days outstanding for receivables decreased to 30.4 days in fiscal 2017 compared to 31.4 days in fiscal 2016.

•
Average inventories decreased by 2.1 percent in fiscal 2017 compared to fiscal 2016. Inventory levels as of the end of fiscal 2017 compared to the end of fiscal 2016 were up by $22.0 million, or 7.2 percent, primarily due to higher Professional segment forecasted retail demand.

•	Average accounts payable increased by 14.7 percent in fiscal 2017 compared to fiscal 2016, mainly due to initiatives to manage our payables, which included extending payment terms with suppliers.
Capital Expenditures and Other Long-Term Assets
Fiscal 2017 capital expenditures of $58.3 million were higher by $7.6 million compared to fiscal 2016. This increase was mainly attributable to fiscal 2017 facilities renovations, replacement of production process equipment, investments in new technology, and expanded capacity. Capital expenditures for fiscal 2018 are expected to be approximately $75 million as we plan to invest in our facilities, new product tooling, new technology in production processes and equipment, replacement of production equipment, and expanded capacity.
Long-term assets as of October 31, 2017 were $633.9 million compared to $605.6 million as of October 31, 2016, an increase of $28.3 million. This increase was driven mainly by the acquisition of the Perrot business in the first quarter of fiscal 2017 and an increase in deferred tax assets. Included in long-term assets as of October 31, 2017 was goodwill in the amount of $205.0 million. Based on our annual impairment analysis, we determined there was no goodwill impairment for any of our reporting units as their related fair values were substantially in excess of their carrying values.
Cash Flow
Cash flows provided by/(used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table:

(Dollars in millions)	Cash Provided by/(Used in)
Fiscal Years Ended October 31	2017	2016	2015
Operating activities	$360.7	$384.3	$249.6
Investing activities	(83.8)	(48.9)	(254.5)
Financing activities	(245.3)	(182.9)	(181.8)
Effect of exchange rates on cash	5.0	(5.2)	(1.8)
Net increase/(decrease) in cash and cash equivalents	36.7	147.3	(188.6)
Cash and cash equivalents as of fiscal year end	$310.3	$273.6	$126.3
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2017, cash provided by operating activities decreased by $23.5 million, or 6.1 percent, from fiscal 2016. This decrease was mainly due to higher net receivables as a result of higher sales, as well as increased net inventories due to higher amounts of inventory purchased to support higher Professional segment forecasted retail demand. This decrease was partially offset by higher net earnings, higher payables due to continued working capital initiatives, and a Red Iron exclusivity incentive payment.
In fiscal 2016, cash provided by operating activities increased $134.7 million, or 54.0 percent, from fiscal 2015. This increase was mainly due to lower net receivables as more net receivables were financed through Red Iron and favorable movement in net inventories from focused production planning in the latter half of fiscal 2016.
Cash Flows from Investing Activities
Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2017 increased by $34.8 million from fiscal 2016 mainly due to cash utilized for the acquisition of the Perrot business in the first quarter of fiscal 2017 and higher purchases of property, plant, and equipment.
Cash used in investing activities in fiscal 2016 decreased $205.6 million from fiscal 2015 due to cash utilized in fiscal 2015 for the acquisition of the BOSS business and lower purchases of property, plant, and equipment, partially offset by proceeds from the sale of our Northwestern distribution company in fiscal 2016.

Cash Flows from Financing Activities
Cash used in financing activities in fiscal 2017 was $245.3 million compared to $182.9 million in fiscal 2016. The increase in cash used in financing activities was mainly due to more cash used for common stock repurchases, lower proceeds from stock-based compensation, and increased cash dividends paid on our common stock in fiscal 2017 compared to fiscal 2016.
Cash used in financing activities in fiscal 2016 was $182.9 million compared to $181.8 million in fiscal 2015. The increase in cash used in financing activities was mainly due to an increase in cash dividends paid on our common stock and higher amounts of cash utilized for common stock repurchases, partially offset by favorable benefits from stock-based compensation and less cash utilized for repayments of debt in fiscal 2016 compared fiscal 2015.
Cash and Cash Equivalents
Cash and cash equivalents as of the end of fiscal 2017 increased by $36.7 million compared to the end of fiscal 2016.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases for at least the next twelve months. As of October 31, 2017, cash and short-term investments held by our foreign subsidiaries that are not available to fund domestic operations unless repatriated were $133.5 million. We currently do not intend to repatriate this cash held by our foreign subsidiaries; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation.
Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain unsecured short-term lines of credit in the aggregate amount of $9.2 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2017 and October 31, 2016 we had no outstanding short-term debt under these lines of credit. As of October 31, 2017, we had $10.2 million of outstanding letters of credit and $149.0 million of unutilized availability under our credit agreements.
Additionally, as of October 31, 2017, we had $331.9 million outstanding in long-term debt that includes $100.0 million of 7.8 percent debentures due June 15, 2027, $123.8 million of 6.625 percent senior notes due May 1, 2037, a $100.8 million term loan, a $10.0 million note due November 14, 2017 to the former owners of the BOSS business, and partially offsetting debt issuance costs and deferred charges of $2.7 million related to our outstanding long-term debt. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.
Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to EBITDA ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2017, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of October 31, 2017, and we expect to be in compliance with all covenants during fiscal 2018. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during fiscal 2017 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3.
Capital Structure
The following table details the components of our total capitalization and debt-to-capitalization ratio:

(Dollars in millions)
October 31	2017	2016
Short-term debt	$—	$—
Long-term debt, including current portion	$331.9	$351.0
Stockholders' equity	$617.1	$550.0
Debt-to-capitalization ratio	35.0%	39.0%
Our debt-to-capitalization ratio decreased in fiscal 2017 compared to fiscal 2016 primarily due to an increase in stockholders' equity from higher net earnings, as well as repayments of our long-term debt, partially offset by an increase in dividends paid and repurchases of our common stock in fiscal 2017 as compared to fiscal 2016.
Cash Dividends
In each quarter of fiscal 2017, our Board of Directors declared a cash dividend of $0.175 per share, which was a 16.7 percent increase over our cash dividend of $0.15 per share paid each quarter in fiscal 2016. As announced on December 7, 2017, our Board of Directors increased our fiscal 2018 first quarter cash dividend by 14.3 percent to $0.20 per share from the quarterly cash dividend paid in the first quarter of fiscal 2017.
Share Repurchases
During fiscal 2017, we continued to repurchase shares of our common stock in the open market, thereby reducing our total shares outstanding. As of October 31, 2017, 4,981,878 shares remained available for repurchase under our Board authorization. Our repurchase program also provides shares for use in connection with our equity compensation plans. We expect to continue repurchasing shares of our common stock in fiscal 2018, depending upon market conditions.

The following table provides information with respect to repurchases of our common stock during the past three fiscal years:

(Dollars in millions, except share and per share data)
Fiscal Years Ended October 31	2017	2016	2015 [1]
Shares of Board authorized common stock purchased	2,710,837	2,625,913	3,122,358
Cost to repurchase common stock	$159.4	$110.0	$106.0
Average price paid per share	$58.78	$41.88	$33.94

[1]	Share and per share data have been adjusted for prior year periods presented to reflect the impact of our two-for-one stock split effective September 16, 2016.
Customer Financing Arrangements
Wholesale Financing
We are party to a joint venture with TCFIF, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Under a separate arrangement, TCFCFC provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,847.7 million of new receivables for dealers and distributors during fiscal 2017, of which $407.5 million of net receivables were outstanding as of October 31, 2017.
Some independent international dealers continue to finance their products with a third-party financing company. This third-party financing company purchased $32.1 million of receivables from us during fiscal 2017, of which $13.1 million was outstanding as of October 31, 2017.
We enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by them. As of October 31, 2017, we were contingently liable to repurchase up to a maximum amount of $10.7 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies and Red Iron over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product up to but not exceeding our limited obligation, which could have an adverse effect on our operating results.
We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; micro-irrigation dealers and distributors; government customers; and rental companies.
End-User Financing
We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S., Australia, and select countries in Europe. The purpose of these agreements is to increase sales by giving buyers of our products alternative financing options when purchasing our products. We have no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for lease payments to the third-party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2017 was $6.6 million.
Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.
Distributor Financing
Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership transitions. As of October 31, 2017, we had outstanding notes receivable in the amount of $1.6 million, which is included in other current and long-term assets on our Consolidated Balance Sheets.

Off-Balance Sheet Arrangements and Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2017:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt[1]	$26,258	$84,500	$—	$223,792	$334,550
Interest payments[2]	18,697	34,822	32,163	156,129	241,811
Deferred compensation arrangements[3]	541	89	—	—	630
Purchase obligations[4]	11,057	1,740	—	—	12,797
Operating leases[5]	16,789	27,454	21,337	28,511	94,091
Other[6]	8,486	523	—	—	9,009
Total	$81,828	$149,128	$53,500	$408,432	$692,888

[1]	Principal payments in accordance with our credit facilities and long-term debt agreements.

[2]	Interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of October 31, 2017.

[3]
The unfunded deferred compensation arrangements, covering certain current and retired management employees, consist primarily of salary and bonus deferrals under our deferred compensation plans. Our estimated distributions in the contractual obligations table are based upon a number of assumptions including termination dates and participant elections.

[4]	Purchase obligations represent contracts or commitments for the purchase of raw materials.

[5]	Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.

[6]	Payment obligations in connection with renovations of our corporate facilities located at Bloomington, Minnesota and corporate information technology payment obligations.
As of October 31, 2017, we also had $10.2 million in outstanding letters of credit issued, including standby letters of credit and import letters of credit, during the normal course of business, as required by some vendor contracts, as well as $5.4 million in surety bonds, which include workers compensation self-insured bonds. In addition to the contractual obligations described in the preceding table, we may be obligated for additional net cash outflows related to $2.2 million of unrecognized tax benefits, including interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.
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
Inflation
We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2017, average prices paid for commodities and components we purchased were higher compared to the average prices paid for commodities and components in fiscal 2016. We intend to continue to closely follow prices of commodities and components that affect our product lines, and we anticipate average prices paid for some commodities and components to be higher in fiscal 2018 as compared to fiscal 2017. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilization of Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our Consolidated Financial Statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared.
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

Warranty Reserve
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
Sales Promotions and Incentives
At the time of sale to a customer, we record an estimate for sales promotion and incentive costs that are classified as a reduction from gross sales or as a component of SG&A expense.
Examples of significant sales promotions and incentive programs in which the related expense is classified as a reduction from gross sales are as follows:

•	Off-Invoice Discounts: Our costs for off-invoice discounts represent a reduction in the selling price of our products given at the time of sale.

•
Rebate Programs: Our rebate programs are generally based on claims submitted from either our direct customers or end-users of our products, depending upon the program. The amount of the rebate varies based on the specific program and is either a dollar amount or a percentage of the purchase price and can also be based on actual retail price as compared to our selling price.

•
Incentive Discounts: Our costs for incentive discount programs are based on our customers’ purchases of certain quantities or mixes of product during a specified time period which are tracked on an annual basis.

•
Financing Programs: Our costs for financing programs, namely floor planning and retail financing, represent financing costs associated with programs under which we pay a portion of the interest cost to finance distributor and dealer inventories through third party financing arrangements for a specific period of time. Retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which we pay a portion of interest costs on behalf of end-users for financing purchases of our equipment.

•
Commissions Paid to Home Center Customers: We pay commissions to home center customers as an off-invoice discount. These commissions do not represent any selling effort by the home center customer but rather is a discount from the selling price of the product.

Examples of significant sales promotions and incentive programs in which the related expense is classified as a component of selling, general, and administrative expense are as follows:

•
Commissions Paid to Distributors and Dealers: For certain products, we use a distribution network of dealers and distributors that purchase and take possession of products for sale to the end customer. In addition, we have dealers and distributors that act as sales agents for us on certain products using a direct-selling type model. Under this direct-selling type model, our network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on our behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also our customers.

•
Cooperative Advertising: Cooperative advertising programs are based on advertising costs incurred by distributors and dealers for promoting our products. We support a portion of those advertising costs in which claims are submitted by the distributor or dealer along with evidence of the advertising material procured/produced and evidence of the cost incurred in the form of third party invoices or receipts.

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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment and whenever events or changes in circumstances indicate that impairment may have occurred. We test goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and individual indefinite-lived intangible asset level, respectively. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets, but the income approach is utilized for both to determine fair value when a quantitative analysis is required. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets using the present value of future cash flows. Assumptions utilized in determining fair value under the income approach, such as forecasted growth rates and weighted-average cost of capital ("WACC"), are consistent with internal projections and operating plans. Materially different assumptions regarding future performance of our businesses or a different WACC rate could result in impairment losses.
Individual indefinite-lived intangible assets are tested for impairment by comparing the carrying amounts of the respective asset to its estimated fair value. Our estimate of the fair value for indefinite-lived intangible assets uses projected revenues from our forecasting process, assumed royalty rates, and a discount rate. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the excess.
In conducting our goodwill impairment test, we first perform a qualitative assessment to determine whether changes in events or circumstances since our most recent quantitative test for goodwill impairment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In conducting the initial qualitative assessment, we analyze actual and projected growth trends for net sales, gross margin, and earnings for each reporting unit, as well as historical versus planned performance. Additionally, each reporting unit is assessed for critical areas that may impact its business, including macroeconomic conditions, market-related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to projected financial results. All assumptions used in the qualitative assessment require significant judgment. If, after evaluating the weight of the changes in events and circumstances, both positive and negative, we conclude that an impairment may exist, a two-step quantitative test for goodwill impairment is performed.
If performed due to identified impairment indicators or the duration of time since the most recent quantitative goodwill impairment test, the quantitative goodwill impairment test is a two-step process. First, we compare the carrying value of a reporting unit, including goodwill, to its fair value. Our estimate of the fair value of our reporting units utilizes various inputs and assumptions, including projected operating results and growth rates from our forecasting process, applicable tax rates and a WACC rate. Where available, and as appropriate, comparable market multiples and our company's market capitalization are also used to corroborate the results of the discounted cash flow models. If the first step indicates the carrying value exceeds the fair value of a reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.
Inventory Valuation
We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the last-in, first-out method for most U.S. inventories or the first-in, first-out method for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedule accordingly.
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
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. The guidance permits the use of either a retrospective or cumulative effect transition method. We have elected to use a cumulative effect transition method for adoption of the amended guidance. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date. We are currently assessing our contracts with customers and developing related financial disclosures in order to evaluate the impact of the amended guidance on our existing revenue recognition policies, procedures, and internal controls. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. While we have not identified any material differences in the amount and timing of revenue recognition related to ASU 2014-09, our evaluation is not complete and, accordingly, we have not yet reached a conclusion on the overall impacts of adopting ASU 2014-09.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. Entities are required to use a modified retrospective approach, with early adoption permitted. We are currently reviewing the revised guidance, assessing our leases, and related impact on our Consolidated Financial Statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. Early adoption is permitted. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.
No other new accounting pronouncement that has been issued but not yet effective for us during fiscal 2017 has had, or is expected to have, a material impact on our Consolidated Financial Statements.
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, the Romanian New Leu against the U.S. dollar, and the Romanian New Leu against the Euro, including exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's process for exiting the EU. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker U.S. dollar and Mexican peso generally have a positive effect.
To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. Our policy does not allow the use of derivative instruments for trading or speculative purposes. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations.
Our hedging activities primarily involve the use of forward currency contracts to hedge most foreign currency transactions, including existing foreign currency assets, liabilities and probable commitments and forecasted sales and purchases denominated in foreign currencies. We may also utilize forward currency contracts or cross currency swaps to offset intercompany loan exposures. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset changes in values of the related exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding gains and losses on our derivative instruments, refer to Note 14 in our Notes to Consolidated Financial Statements, in the section entitled "Derivative Instruments and Hedging Activities", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2018 through fiscal 2019. All items are non-trading and stated in U.S. dollars. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria; therefore, changes in their fair value are recorded in other income, net.
The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss, and fair value impact of derivative instruments in other income, net, as of, and for the fiscal year ended, October 31, 2017 were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Pre-Tax Gain (Loss) in AOCL	Fair Value Impact Gain (Loss)
Buy U.S. dollar/Sell Australian dollar	0.7613	$44,205.2	$(293.8)	$(1,019.1)
Buy U.S. dollar/Sell Canadian dollar	1.2939	10,008.4	(73.6)	99.0
Buy U.S. dollar/Sell Euro	1.1415	48,994.6	(1,745.9)	1,560.3
Buy U.S. dollar/Sell British pound	1.3270	37,342.1	(50.0)	104.7
Buy Mexican peso/Sell U.S. dollar	21.3747	11,686.2	681.6	(525.2)
Buy Japanese yen/Sell U.S. dollar	113.6620	$24.6	$—	$—
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our market risk on interest rates relates primarily to LIBOR-based short-term debt and a term loan from commercial banks, as well as the potential increase in fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Included in long-

term debt is $223.8 million of fixed-rate debt that is not subject to variable interest rate fluctuations, a fixed-rate promissory note for the principal amount of $10.0 million issued to the former owners of the BOSS business, and a $100.8 million LIBOR-based term loan, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. As of October 31, 2017, the estimated fair value of long-term debt with fixed interest rates was $282.4 million compared to its carrying amount of $231.1 million. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $13.3 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.
Commodity Risk
We are subject to market risk from fluctuating market prices of certain purchased commodity raw materials including steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Further information regarding rising prices for commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation." We enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. In fiscal 2017, our manufacturing facilities entered into these fixed-price contracts for approximately 50 percent of their monthly-anticipated usage.
Equity Price Risk
The trading price volatility of our common stock impacts compensation expense related to our stock-based compensation plans. Refer to Note 10 in our Notes to Consolidated Financial Statements, in the section entitled "Derivative Instruments and Hedging Activities", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for additional information regarding our stock-based compensation plans.

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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2017. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2017. Our internal control over financial reporting as of October 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer

December 22, 2017

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Toro Company:
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2017 and 2016 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2017. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule listed in Item 15(a) 2. We have also audited The Toro Company's internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Toro Company's management is responsible for these consolidated financial statements and the identified financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Toro Company and subsidiaries as of October 31, 2017 and 2016 and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles. In our opinion, the identified financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein. Also in our opinion, The Toro Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Minneapolis, Minnesota
December 22, 2017

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in thousands, except per share data)

Fiscal Years Ended October 31	2017	2016	2015
Net sales	$2,505,176	$2,392,175	$2,390,875
Cost of sales	1,584,339	1,517,580	1,554,940
Gross profit	920,837	874,595	835,935
Selling, general and administrative expense	565,727	540,199	536,821
Operating earnings	355,110	334,396	299,114
Interest expense	(19,113)	(19,336)	(18,757)
Other income, net	17,187	15,400	10,674
Earnings before income taxes	353,184	330,460	291,031
Provision for income taxes	85,467	99,466	89,440
Net earnings	$267,717	$230,994	$201,591

Basic net earnings per share of common stock	$2.47	$2.10	$1.81

Diluted net earnings per share of common stock	$2.41	$2.06	$1.78

Weighted-average number of shares of common stock outstanding – Basic	108,312	109,834	111,130

Weighted-average number of shares of common stock outstanding – Diluted	111,252	111,987	113,514
Shares and per share data have been adjusted for prior periods presented to reflect a two-for-one stock split effective September 16, 2016.
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Fiscal Years Ended October 31	2017	2016	2015
Net earnings	$267,717	$230,994	$201,591
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, $(161), and $(51), respectively	10,127	(7,102)	(11,792)
Pension and retiree medical benefits, net of tax of $2,536, $(1,294), and $299, respectively	4,347	(973)	(120)
Derivative instruments, net of tax of $(1,123), $(605), and $(933), respectively	(158)	(518)	(2,226)
Other comprehensive income (loss), net of tax	14,316	(8,593)	(14,138)
Comprehensive income	$282,033	$222,401	$187,453
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

October 31	2017	2016
ASSETS
Cash and cash equivalents	$310,256	$273,555
Receivables, net:
Customers, net of allowances (2017 - $2,147; 2016 - $1,609)	176,008	157,908
Other	7,065	5,357
Total receivables, net	183,073	163,265
Inventories, net	328,992	307,034
Prepaid expenses and other current assets	37,565	35,155
Total current assets	859,886	779,009
Property, plant and equipment, net	235,230	222,038
Deferred income taxes	64,083	57,228
Goodwill	205,029	194,782
Other intangible assets, net	103,743	108,093
Other assets	25,816	23,422
Total assets	$1,493,787	$1,384,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$26,258	$22,484
Accounts payable	211,752	174,668
Accrued liabilities:
Warranty	74,155	72,158
Advertising and marketing programs	85,934	81,315
Compensation and benefit costs	58,576	52,139
Insurance	6,887	7,502
Interest	7,542	7,931
Other	50,692	45,642
Total current liabilities	521,796	463,839
Long-term debt, less current portion	305,629	328,477
Deferred revenue	24,761	11,830
Deferred income taxes	1,726	—
Other long-term liabilities	22,783	30,391
Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 106,882,972 shares as of October 31, 2017 and 108,427,393 shares as of October 31, 2016	106,883	108,427
Retained earnings	534,329	480,044
Accumulated other comprehensive loss	(24,120)	(38,436)
Total stockholders' equity	617,092	550,035
Total liabilities and stockholders' equity	$1,493,787	$1,384,572
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

Fiscal Years Ended October 31	2017	2016	2015
Cash flows from operating activities:
Net earnings	$267,717	$230,994	$201,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(9,960)	(9,588)	(8,353)
Distributions from finance affiliate, net	8,050	9,848	4,264
Provision for depreciation, amortization and impairment loss	64,986	64,097	63,143
Stock-based compensation expense	13,517	10,637	10,836
Deferred income taxes	(6,887)	10,075	200
Other	202	(464)	(128)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(17,701)	15,785	(25,647)
Inventories, net	(15,611)	23,192	(52,656)
Prepaid expenses and other assets	(3,424)	(905)	(607)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	59,859	30,614	56,949
Net cash provided by operating activities	360,748	384,285	249,592
Cash flows from investing activities:
Purchases of property, plant and equipment	(58,276)	(50,723)	(56,374)
Proceeds from asset disposals	199	310	179
Proceeds from sale of a business	—	1,500	—
Purchase of noncontrolling interest	(1,500)	—	—
Acquisitions, net of cash acquired	(24,181)	—	(198,329)
Net cash used in investing activities	(83,758)	(48,913)	(254,524)
Cash flows from financing activities:
Short-term debt repayments, net	—	(1,161)	(21,283)
Payments on long-term debt	(19,136)	(24,107)	(7,227)
Proceeds from exercise of stock options	10,274	20,226	9,203
Payments of withholding taxes for stock awards	(1,294)	(2,013)	(1,000)
Purchases of Toro common stock	(159,354)	(109,986)	(105,964)
Dividends paid on Toro common stock	(75,758)	(65,890)	(55,549)
Net cash used in financing activities	(245,268)	(182,931)	(181,820)

Effect of exchange rates on cash and cash equivalents	4,979	(5,161)	(1,846)
Net increase (decrease) in cash and cash equivalents	36,701	147,280	(188,598)
Cash and cash equivalents as of the beginning of the fiscal period	273,555	126,275	314,873
Cash and cash equivalents as of the end of the fiscal period	$310,256	$273,555	$126,275

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$19,457	$19,883	$18,133
Income taxes	97,057	82,225	77,043
Shares issued in connection with stock-based compensation plans	7,036	6,985	7,705
Payment obligations issued in connection with acquisitions	$—	$—	$31,161
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2014	$111,356	$313,076	$(15,705)	$408,727
Cash dividends paid on common stock - $0.50 per share	—	(55,549)	—	(55,549)
Issuance of 1,096,972 shares for stock options exercised and restricted stock units vested	1,098	7,138	—	8,236
Stock-based compensation expense	—	10,836	—	10,836
Contribution of stock to a deferred compensation trust	—	967	—	967
Purchase of 3,151,978 shares of common stock	(3,152)	(103,812)	—	(106,964)
Excess tax benefits from stock-based awards	—	8,459	—	8,459
Other comprehensive loss	—	—	(14,138)	(14,138)
Net earnings	—	201,591	—	201,591
Balance as of October 31, 2015	109,302	382,706	(29,843)	462,165
Cash dividends paid on common stock - $0.60 per share	—	(65,890)	—	(65,890)
Issuance of 1,801,136 shares for stock options exercised and restricted stock units vested	1,801	17,225	—	19,026
Stock-based compensation expense	—	10,637	—	10,637
Contribution of stock to a deferred compensation trust	—	1,200	—	1,200
Purchase of 2,675,575 shares of common stock	(2,676)	(109,323)	—	(111,999)
Excess tax benefits from stock-based awards	—	12,495	—	12,495
Other comprehensive loss	—	—	(8,593)	(8,593)
Net earnings	—	230,994	—	230,994
Balance as of October 31, 2016	108,427	480,044	(38,436)	550,035
Cash dividends paid on common stock - $0.70 per share	—	(75,758)	—	(75,758)
Issuance of 1,185,601 shares for stock options exercised and restricted stock units vested	1,186	8,268	—	9,454
Stock-based compensation expense	—	13,517	—	13,517
Contribution of stock to a deferred compensation trust	—	820	—	820
Purchase of 2,730,022 shares of common stock	(2,730)	(157,918)	—	(160,648)
Cumulative effect adjustment ASU 2016-16	—	(2,361)	—	(2,361)
Other comprehensive income	—	—	14,316	14,316
Net earnings	—	267,717	—	267,717
Balance as of October 31, 2017	$106,883	$534,329	$(24,120)	$617,092
Shares and per share data have been adjusted for prior periods presented to reflect a two-for-one stock split effective September 16, 2016.
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •
(Dollars in thousands, except per share data)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of The Toro Company and its wholly owned subsidiaries (the "company"). The company uses the equity method to account for investments over which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company's share of the net earnings (losses) of these equity method investments. The cost method is used to account for investments in companies that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These cost method investments are recorded at cost. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.
Stock Split
On August 18, 2016, the company announced that its Board of Directors declared a two-for-one stock split of the company's common stock, effected in the form of a 100 percent stock dividend. The stock split dividend was distributed or paid on September 16, 2016, to stockholders of record as of September 1, 2016. Earnings and dividends declared per share and weighted-average shares outstanding are presented in this report after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts for prior periods presented in this report.
Accounting Estimates
In preparing the Consolidated Financial Statements in conformity with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty reserves, earn-out liabilities, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and definite-lived intangible assets, and future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Consolidated Financial Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2017, cash and short-term investments held by the company's foreign subsidiaries that are not available to fund domestic operations unless repatriated were $133,488.
Receivables
The company's financial exposure to collection of accounts receivable is reduced due to its Red Iron Acceptance, LLC ("Red Iron") joint venture with TCF Inventory Finance, Inc. ("TCFIF"), as further discussed in Note 3. For receivables not serviced through Red Iron, the company grants credit to customers in the normal course of business and performs on-going credit evaluations of customers. Receivables are recorded at original carrying amount less estimated allowance for doubtful accounts.
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
Inventory Valuations
Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for a majority of the company's inventories. The first-in, first-out ("FIFO") method is used for all other inventories, constituting 31 percent and 33 percent of total inventories as of October 31, 2017 and 2016, respectively. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. During fiscal 2017 LIFO layers were not reduced; however, in fiscal 2016 LIFO layers were reduced, which resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by $60.
Inventories were as follows:

October 31	2017	2016
Raw materials and work in process	$100,077	$90,463
Finished goods and service parts	295,716	274,929
Total FIFO value	395,793	365,392
Less: adjustment to LIFO value	66,801	58,358
Total inventories, net	$328,992	$307,034
Property and Depreciation
Property, plant and equipment are carried at cost. The company provides for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 40 years. Machinery and equipment are generally depreciated over two to 15 years and tooling costs are generally depreciated over three to five years. Software and web site development costs are generally amortized over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and expenditures for general maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2017, 2016, and 2015, the company capitalized $344, $549, and $897 of interest, respectively.
Property, plant and equipment was as follows:

October 31	2017	2016
Land and land improvements	$38,060	$34,744
Buildings and leasehold improvements	194,995	182,121
Machinery and equipment	349,976	325,595
Tooling	197,299	200,842
Computer hardware and software	88,152	85,173
Construction in process	17,132	9,561
Property, plant and equipment	885,614	838,036
Less: accumulated depreciation	650,384	615,998
Property, plant and equipment, net	$235,230	$222,038
During fiscal years 2017, 2016, and 2015, the company recorded depreciation expense of $54,679, $53,355, and $50,322, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or occurrence of events suggest the fair value may not be recoverable.
During the fourth quarter of fiscal 2017, the company performed its annual goodwill impairment test. In performing the annual goodwill impairment test, the company first reviewed its reporting units and determined that it has nine reporting units, which are the same as its nine operating segments. Seven reporting units contain goodwill on their respective balance sheets. Next, the company performed an analysis of qualitative factors to determine whether changes in events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and accordingly, whether it is necessary to perform a quantitative two-step goodwill impairment test. Based on the company's analysis of qualitative factors, the company determined that it was not necessary to perform a quantitative two-step goodwill impairment test for any of its reporting units.
During the fourth quarter of fiscal 2017, the company also performed an assessment of its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair value of its trade names are based on a discounted cash flow model using inputs which included: projected revenues from the company's forecasting process; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate. Based on this analysis, which was also performed in prior fiscal years, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2017, 2016, or 2015.
Other Long-Lived Assets
Other long-lived assets consist of property, plant and equipment and definite-lived intangible assets. The company's definite-lived intangible assets are identifiable assets that arose from purchase acquisitions consisting primarily of patents, non-compete agreements, customer relationships, trade names, and developed technology and are amortized on a straight-line basis over periods ranging from one to 20 years.
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. Based on the company's impairment analysis for other long-lived assets, the company did not have any impairment losses for fiscal 2017 and 2016. For fiscal 2015, the company wrote down $1,383 of other long-lived assets.
For other long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon or dispose of an other long-lived asset before the end of its previously estimated useful life, depreciation or amortization estimates are revised.
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
The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. As of October 31, 2017 and 2016, $24,455 and $16,249, respectively, of the company's outstanding payment obligations had been placed on the accounts payable tracking system.
Insurance
The company is self-insured for certain losses relating to employee medical, dental, workers' compensation and certain product liability claims. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to operations when it is probable a loss has been incurred and the amount can be reasonably estimated. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported, demographic and severity factors, and utilizing valuations provided by independent third-party actuaries.
Accrued Warranties
The company recognizes expense and provides an accrual for estimated future warranty costs at the time of sale and also establishes accruals for major rework campaigns. Warranty accruals are based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales and the historical length of time between the sale and resulting warranty claim. The company periodically assesses the adequacy of its warranty accruals based on changes in these factors and records any necessary adjustments if actual claims experience indicates that adjustments are necessary.
The changes in accrued warranties were as follows:

Fiscal Years Ended October 31	2017	2016
Beginning balance	$72,158	$70,734
Warranty provisions	46,150	44,260
Warranty claims	(40,940)	(41,102)
Changes in estimates	(3,213)	(1,734)
Ending balance	$74,155	$72,158
Derivatives
Derivative instruments, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions,

including forecasted sales and purchases denominated in foreign currencies. The company may also utilize forward currency contracts or cross currency swaps to offset intercompany loan exposures. All derivative instruments are recognized on the Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative instrument is designated as a cash flow hedging instrument, the effective portion of the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income within the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Stockholders' Equity until net earnings is affected by the variability of the cash flows of the hedged transaction. Derivatives that do not meet the requirements for cash flow hedge accounting are adjusted to fair value through other income, net, on the Consolidated Statements of Earnings.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is provided when, in management's judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company has reflected the necessary deferred tax assets and liabilities in the accompanying Consolidated Balance Sheets. Management believes the future tax deductions will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.
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
Revenue Recognition
The company recognizes revenue for product sales when persuasive evidence of an arrangement exists, title and risk of ownership passes to the customer, the sales price is fixed or determinable and collectability is probable. These criteria are typically met at the time product is shipped, or in the case of certain agreements, when product is delivered. A provision is made at the time the related revenue is recognized for estimated product returns, floor plan costs, rebates, and other sales promotion expenses. Sales, use, value-added and other excise taxes are not recognized in revenue. Freight revenue billed to customers is included in net sales.
The company ships some of its products to a key retailer's seasonal distribution centers on a consignment basis. The company retains title to its products stored at the seasonal distribution centers. As the company's products are removed from the seasonal distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the seasonal distribution centers. From time to time, the company also stores inventory on a consignment basis at other customers' locations. The amount of consignment inventory as of October 31, 2017 and 2016 was $19,327 and $22,443, respectively.
Revenue earned from service and maintenance contracts is recognized ratably over the contractual period. Revenue from extended warranty programs is deferred at the time the contract is sold and amortized into net sales using the straight-line method over the extended warranty period.
Sales Promotions and Incentives
At the time of sale, the company records an estimate for sales promotion and incentive costs. The company's estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is classified as a reduction from gross sales or as a component of selling, general and administrative expense.
Examples of significant sales promotions and incentive programs in which the related expense is classified as a reduction from gross sales are as follows:

•	Off-Invoice Discounts: The company's costs for off-invoice discounts represent a reduction in the selling price of its products given at the time of sale.

•
Rebate Programs: The company's rebate programs are generally based on claims submitted from either its direct customers or end-users of its products, depending upon the program. The amount of the rebate varies based on the specific program and is either a dollar amount or a percentage of the purchase price and can also be based on actual retail price as compared to the company's selling price.

•
Incentive Discounts: The company's costs for incentive discount programs are based on its customers’ purchases of certain quantities or mixes of product during a specified time period which are tracked on an annual basis.

•
Financing Programs: The company's costs for financing programs, namely floor planning and retail financing, represent financing costs associated with programs under which it pays a portion of the interest cost to finance distributor and dealer inventories through third party financing arrangements for a specific period of time. Retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which the company pays a portion of interest costs on behalf of end-users for financing purchases of its equipment.

•
Commissions Paid to Home Center Customers: The company pays commissions to home center customers as an off-invoice discount. These commissions do not represent any selling effort by the home center customer but rather is a discount from the selling price of the product.

Examples of significant sales promotions and incentive programs in which the related expense is classified as a component of selling, general, and administrative expense are as follows:

•
Commissions Paid to Distributors and Dealers: For certain products, the company uses a distribution network of dealers and distributors that purchase and take possession of products for sale to the end customer. In addition, the company has dealers and distributors that act as sales agents for it on certain products using a direct-selling type model. Under this direct-selling type model, the company's network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on its behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also its customers.

•
Cooperative Advertising: Cooperative advertising programs are based on advertising costs incurred by distributors and dealers for promoting the company's products. The company supports a portion of those advertising costs in which claims are submitted by the distributor or dealer along with evidence of the advertising material procured/produced and evidence of the cost incurred in the form of third party invoices or receipts.

Cost of Sales
Cost of sales is primarily comprised of direct materials and supplies consumed to manufacture the company's products, as well as manufacturing labor and direct overhead expense necessary to convert purchased materials and supplies into finished product. Cost of sales also includes inbound freight costs, outbound freight costs for shipping products to customers, obsolescence expense, cost of services provided, and cash discounts on payments to vendors.
Selling, General and Administrative Expense
Selling, general and administrative expense primarily comprises payroll and benefit costs, occupancy and operating costs of distribution and corporate facilities, warranty expense, depreciation and amortization expense on non-manufacturing assets, advertising and marketing expenses, selling expenses, engineering and research costs, information systems costs, incentive and profit sharing expense, and other miscellaneous administrative costs, such as legal costs for internal and outside services that are expensed as incurred.
Cost of Financing Distributor / Dealer Inventory
The company enters into limited inventory repurchase agreements with Red Iron and in limited instances, a third-party financing company for certain of the company's independent dealers in Australia. The company has repurchased immaterial amounts of inventory under these repurchase agreements over the last three fiscal years.
Included as a reduction to gross sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with third party financing sources to finance distributor and dealer inventory purchases. These financing arrangements are used by the company to assist customers in financing inventory. The financing costs for distributor and dealer inventories were $30,106, $28,773, and $24,130 for the fiscal years ended October 31, 2017, 2016 and 2015, respectively.
Advertising
General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $42,963, $41,837, and $42,843 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.
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
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

(Shares in thousands)	2017	2016	2015 [1]
Basic
Weighted-average number of shares of common stock	108,299	109,816	111,107
Assumed issuance of contingent shares	13	18	23
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,312	109,834	111,130

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	108,312	109,834	111,130
Effect of dilutive securities	2,940	2,153	2,384
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	111,252	111,987	113,514

[1]	Share data has been adjusted for prior periods presented to reflect a two-for-one stock split effective September 16, 2016.
Incremental shares from options and restricted stock units are computed by the treasury stock method. Options for the purchase of 353,897, 310,566, and 290,120 shares of common stock during fiscal 2017, 2016, and 2015, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting. This amended guidance simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and statement of cash flow classification. The company elected to early adopt this amended guidance effective November 1, 2016, which was the first day of the company's first quarter of fiscal 2017.
The impact of the early adoption resulted in the following:

•	The company recorded a discrete tax benefit of $19,719 related to the excess tax benefit on share-based awards within income tax expense for the twelve months ended October 31, 2017. Prior to the adoption of this standard, these tax benefits were included in additional paid-in capital on the Consolidated Balance Sheets. Adoption of this standard could add increased variability to the company's provision for income taxes mainly due to timing of stock option exercises, vesting of restricted stock units and the company's common stock price.

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

•
The company no longer presents the cash received from excess tax benefits within cash flows from financing activities as this benefit is now reflected within cash flows from operating activities in the Consolidated Statements of Cash Flows. The company elected to apply this change retrospectively and the change resulted in a $19,719, $12,495, and $8,459 increase in cash flows from operating activities for the twelve months ended October 31, 2017, 2016, and 2015, respectively.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than
Inventory. This amended guidance removes the prohibition against the immediate recognition of the current and deferred tax effects of intra-entity transfers of assets other than inventory. This amended guidance was early adopted in the first quarter of fiscal 2017 using a modified retrospective basis. The company recorded a cumulative effect adjustment to the beginning balance of its retained earnings in the first quarter of fiscal 2017 for remaining unamortized deferred tax expense of intra-entity transfers of fixed assets totaling $2,361.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. The company elected to early adopt this amended guidance retrospectively effective November 1, 2016. The retrospective early adoption resulted in an $8,050, $9,848, and $4,264 increase in cash flows from operating activities for the twelve months ended October 31, 2017, 2016, and 2015, respectively.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business in Accounting Standards Codification 805. The company elected to early adopt this amended guidance retrospectively in the fourth quarter of fiscal 2017. The adoption of this guidance did not have an impact on the company's Consolidated Financial Statements.

2	ACQUISITION
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
The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of October 31, 2017, the company has finalized the purchase accounting for the acquisition. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations.

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
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550,000 secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2017 and 2016 was $20,626 and $18,719, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.
The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7,500 in a calendar year. Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors.

These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement during fiscal 2017, 2016, and 2015 was $1,847,740, $1,713,588, and $1,430,855, respectively.
Summarized financial information for Red Iron is presented as follows:

For the Twelve Months Ended October 31	2017	2016	2015
Revenues	$35,158	$31,812	$27,483
Interest and operating expenses, net	(13,030)	(10,506)	(8,885)
Net income	$22,128	$21,306	$18,598

As of October 31	2017	2016
Finance receivables, net	$407,533	$370,169
Other assets	2,888	4,416
Total assets	$410,421	$374,585

Notes payable	$347,968	$321,378
Other liabilities	16,617	11,607
Partners' capital	45,836	41,600
Total liabilities and partners' capital	$410,421	$374,585

4	OTHER INCOME, NET
Other income (expense) is as follows:

Fiscal Years Ended October 31	2017	2016	2015
Interest income	$1,359	$827	$494
Retail financing revenue	1,097	1,087	1,086
Foreign currency exchange rate gain (loss)	1,543	974	(324)
Gain on sale of business	—	340	—
Non-cash income from finance affiliate	9,960	9,588	8,353
Litigation recovery (settlements), net	(65)	1,300	125
Miscellaneous	3,293	1,284	940
Total other income, net	$17,187	$15,400	$10,674

5	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for fiscal 2017 and 2016 were as follows:

	Professional Segment	Residential Segment	Total
Balance as of October 31, 2015	$184,766	$10,767	$195,533
Translation adjustments	(428)	(323)	(751)
Balance as of October 31, 2016	184,338	10,444	194,782
Goodwill acquired	8,921	—	8,921
Translation adjustments	1,205	121	1,326
Balance as of October 31, 2017	$194,464	$10,565	$205,029
Other Intangible Assets
During the fourth quarter of fiscal 2017, the company performed an evaluation of the company's definite-lived trade name intangible assets and determined that circumstances no longer continued to support a finite useful life for the company's BOSS® trade name intangible asset within the company’s Professional segment and accordingly, the company reclassified the definite-lived BOSS trade name to the company's indefinite-lived intangible asset portfolio. This determination was reached as BOSS's industry recognition and brand has strengthened, and the company plans to use the BOSS trade name into the foreseeable future.
The company performed a quantitative impairment analysis on the BOSS trade name as of October 31, 2017 by comparing the carrying value of the BOSS trade name to its fair value. The company’s estimate of the fair value of the BOSS trade name was based on a discounted cash flow model using inputs which included: projected revenues from the company's forecasting process, assumed royalty rates that could be payable if the company did not own the BOSS trade name, and a discount rate. Based on this analysis, the company concluded the BOSS trade name was not impaired as of October 31, 2017.
The cost basis of the definite-lived BOSS trade name reclassified to the company's indefinite-lived non-amortizable - trade names category was $23,120 as of October 31, 2017. The BOSS trade name had a remaining useful life of approximately 17 years at the time of the change in classification. The change in classification is estimated to reduce the company's annual amortization expense by approximately $1,360 for future fiscal years.

The components of other intangible assets were as follows:

October 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,162	$(11,599)	$3,563
Non-compete agreements	6,896	(6,775)	121
Customer-related	87,461	(18,940)	68,521
Developed technology	30,212	(26,939)	3,273
Trade names	2,330	(1,637)	693
Other	800	(800)	—
Total amortizable	142,861	(66,690)	76,171
Non-amortizable - trade names	27,572	—	27,572
Total other intangible assets, net	$170,433	$(66,690)	$103,743

October 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,151	$(10,866)	$4,285
Non-compete agreements	6,886	(6,681)	205
Customer-related	84,353	(14,434)	69,919
Developed technology	28,648	(23,712)	4,936
Trade names	28,715	(4,235)	24,480
Other	800	(800)	—
Total amortizable	164,553	(60,728)	103,825
Non-amortizable - trade names	4,268	—	4,268
Total other intangible assets, net	$168,821	$(60,728)	$108,093
Amortization expense for definite-lived intangible assets for the fiscal years ended October 31, 2017, 2016, and 2015 was $9,876, $9,550, and $11,438, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2018, $6,656; 2019, $5,778; 2020, $5,222; 2021, $4,818; 2022, $4,683; and after 2022, $49,014.

6	SHORT-TERM CAPITAL RESOURCES
As of October 31, 2017, the company had a $150,000 unsecured senior five-year revolving credit facility that expires in October 2019. Included in this $150,000 revolving credit facility is a sublimit of $20,000 for standby letters of credit and a sublimit for swingline loans of $20,000. At the election of the company, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100,000 in aggregate. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, the company's non-U.S. operations also maintain short-term lines of credit in the aggregate amount of $9,186. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of October 31, 2017 and October 31, 2016, the company had no outstanding short-term debt under these lines of credit.
The credit agreement that contains the revolving credit facility and term loan, which is described in more detail in Note 7, contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, the company is not limited in the amount for payments of cash dividends and stock repurchases as long as the debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. In fiscal 2017, 2016, and 2015, the company was not limited in the amount for payments of cash dividends and stock repurchases as its debt to EBITDA ratio was below the thresholds. As of October 31, 2017 and 2016, the company was in compliance with all covenants related to the credit agreement for the revolving credit facility.

7	LONG-TERM DEBT
A summary of long-term debt is as follows:

October 31	2017	2016
Term loan, due October 25, 2019	$100,750	$110,500
7.800% Debentures, due June 15, 2027	100,000	100,000
6.625% Senior Notes, due May 1, 2037	123,792	123,730
4% Unsecured Note, due November 14, 2017	10,008	19,677
Less: unamortized discounts, debt issuance costs and deferred charges	(2,663)	(2,946)
Total long-term debt	331,887	350,961
Less: current portion of long-term debt	26,258	22,484
Long-term debt, less current portion	$305,629	$328,477
On November 14, 2014, the company issued a note with the aggregate principal amount of $30,000 to the former owner of the BOSS business, Northern Star Industries, Inc., which was recorded at fair value of $31,161.
In October 2014, the company obtained a $130,000 term loan with various banks, which was a part of a new credit agreement that included a new revolving credit facility. Under the credit agreement, the term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.
On April 26, 2007, the company issued $125,000 in aggregate principal amount of 6.625 percent senior notes due May 1, 2037. The senior notes were priced at 98.513 percent of par value, and the resulting discount of $1,859 associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1,524 will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.
In June 1997, the company issued $175,000 of debt securities consisting of $75,000 of 7.125 percent coupon 10-year notes and $100,000 of 7.8 percent coupon 30-year debentures. The $75,000 of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175,000 in long-term debt securities, the company paid $23,688 to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125,000. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18,710. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.
Principal payments required on long-term debt in each of the next five fiscal years ending October 31 are as follows: 2018, $26,258; 2019, $84,500; 2020, $0; 2021, $0; 2022, $0; and after 2022, $223,792.

8	STOCKHOLDERS' EQUITY
Shares have been adjusted for prior periods presented to reflect a two-for-one stock split effective September 16, 2016.
Stock Repurchase Program
On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time.
During fiscal 2017, 2016, and 2015, the company paid $159,354, $109,986, and $105,964 to repurchase an aggregate of 2,710,837 shares, 2,625,913 shares, and 3,122,358 shares, respectively, under the Board's authorized stock repurchase program. As of October 31, 2017, 4,981,878 shares remained authorized by the company's Board of Directors for repurchase. The Board of Directors authorized shares for repurchase does not include shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain equity securities granted under the company's stock-based compensation plans.
Treasury Shares
As of October 31, 2017, the company had a total of 21,245,028 treasury shares at a cost of $1,369,548. As of October 31, 2016, the company had a total of 19,700,607 treasury shares at a cost of $1,280,495.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Consolidated Statements of Stockholders' Equity are as follows:

As of October 31	2017	2016	2015
Foreign currency translation adjustments	$21,303	$31,430	$24,328
Pension and post-retirement benefits	2,012	6,359	5,386
Derivative instruments	805	647	129
Total accumulated other comprehensive loss	$24,120	$38,436	$29,843

The components and activity of AOCL are as follows:

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive income before reclassifications	(10,127)	(4,347)	(233)	(14,707)
Amounts reclassified from AOCL	—	—	391	391
Net current period other comprehensive (income) loss	(10,127)	(4,347)	158	(14,316)
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2015	$24,328	$5,386	$129	$29,843
Other comprehensive loss before reclassifications	7,102	973	1,116	9,191
Amounts reclassified from AOCL	—	—	(598)	(598)
Net current period other comprehensive loss	7,102	973	518	8,593
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
For additional information on the components of AOCL associated with pension and post-retirement benefits refer to Note 11. For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 14.

9	INCOME TAXES
Earnings before income taxes were as follows:

Fiscal Years Ended October 31	2017	2016	2015
Earnings before income taxes:
U.S.	$307,136	$292,184	$254,276
Foreign	46,048	38,276	36,755
Total earnings before income taxes	$353,184	$330,460	$291,031

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Excess deduction for stock compensation	(5.3)	—	—
Domestic manufacturer's deduction	(1.2)	(0.8)	(1.7)
State and local income taxes, net of federal benefit	0.5	1.5	2.2
Foreign taxes	(2.3)	(1.8)	(3.1)
Federal research tax credit	(1.5)	(1.5)	(0.9)
Other, net	(1.0)	(2.3)	(0.8)
Consolidated effective tax rate	24.2%	30.1%	30.7%
Components of the provision for income taxes were as follows:

Fiscal Years Ended October 31	2017	2016	2015
Current provision:
Federal	$83,091	$77,685	$75,496
State	3,036	6,929	9,389
Foreign	8,166	6,295	6,219
Total current provision	$94,293	$90,909	$91,104
Deferred provision (benefit):
Federal	$(8,774)	$7,283	$430
State	(101)	297	—
Foreign	49	977	(2,094)
Total deferred provision (benefit)	(8,826)	8,557	(1,664)
Total provision for income taxes	$85,467	$99,466	$89,440
The tax effects of temporary differences that give rise to deferred income tax assets, net, are presented below:

October 31	2017	2016
Deferred income tax assets:
Compensation and benefits	$38,753	$37,200
Warranty and insurance	23,993	17,443
Advertising and sales allowance	10,428	11,185
Other	12,234	10,327
Valuation allowance	(1,951)	(1,867)
Total deferred income tax assets	$83,457	$74,288
Deferred income tax liabilities:
Depreciation	$(13,259)	$(13,578)
Amortization	(7,841)	(3,482)
Total deferred income tax liabilities	(21,100)	(17,060)
Deferred income tax assets, net	$62,357	$57,228
The valuation allowance as of October 31, 2017 and 2016 principally applies to capital loss carryforwards, state credit carryforwards, and foreign net operating loss carryforwards that are expected to expire prior to utilization.
As of October 31, 2017, the company had net operating loss carryforwards of approximately $6,569 in foreign jurisdictions. The carryforward periods are as follows: $3,327 that do not expire; and $3,242 that expire between fiscal years 2018 and 2026.
No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries the company intends to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $159,003 as of October 31, 2017. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, the company will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits as of October 31, 2016	$5,175
Increase as a result of tax positions taken during a prior period	432
Increase as a result of tax positions taken during the current period	948
Decrease relating to settlements with taxing authorities	(2,673)
Reductions as a result of statute of limitations lapses	(769)
Unrecognized tax benefits as of October 31, 2017	$3,113
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $3,113 for unrecognized tax benefits as of October 31, 2017, the company had an amount of approximately $236 of accrued interest and penalties.
Included in the balance of unrecognized tax benefits as of October 31, 2017 are potential benefits of $2,177 that, if recognized, would affect the effective tax rate from continuing operations.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2013. The Internal Revenue Service is completing an audit of fiscal 2015, with no material adjustments to tax expense or unrecognized tax benefits expected. The company is under audit in several state jurisdictions and one foreign jurisdiction, and expects various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

10	STOCK-BASED COMPENSATION PLANS
The company maintains the 2010 plan for executive officers, other employees, and non-employee members of the company's Board of Directors. The 2010 plan allows the company to grant equity-based compensation awards, including stock options, restricted stock units, restricted stock, and performance share awards.
Share and per share data have been adjusted for prior year periods presented to reflect a two-for-one stock split that was effective September 16, 2016.
The compensation costs related to stock-based awards were as follows:

Fiscal Years Ended October 31	2017	2016	2015
Stock option awards	$5,496	$4,606	$4,704
Restricted stock and restricted stock units	2,300	1,891	1,756
Performance share awards	5,183	3,676	3,964
Unrestricted common stock awards	538	464	412
Total compensation cost for stock-based awards	$13,517	$10,637	$10,836
Related tax benefit from stock-based awards	$5,001	$3,936	$4,009
The number of unissued shares of common stock available for future equity-based grants under the 2010 plan was 5,517,897 as of October 31, 2017. Shares of common stock issued upon exercise or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
During fiscal 2017, 2016 and 2015, 11,412, 12,320 and 13,360 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the board and are recorded in selling, general and administrative expense in the Consolidated Statements of Earnings.
Stock Option Awards
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
The table below presents stock option activity for fiscal 2017:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2016	4,879,984	$20.07	5.3	$135,697
Granted	554,364	55.82
Exercised	(954,909)	11.48
Canceled/forfeited	(19,744)	51.74
Outstanding as of October 31, 2017	4,459,695	$26.22	5.3	$163,369
Exercisable as of October 31, 2017	3,331,979	$19.64	4.3	$143,960
As of October 31, 2017, there was $3,129 of total unrecognized compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.99 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years:

Fiscal Years Ended October 31	2017	2016	2015
Market value of stock options exercised	$58,976	$61,468	$27,860
Intrinsic value of options exercised[1]	$48,017	$41,365	$18,739

[1]	Intrinsic value is calculated as amount by which the stock price at exercise date exceeded the option exercise price.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, stock price volatility, and dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee directors are expected to exercise their stock options, which is primarily based on historical exercise experience. The company groups executive officers and non-employee directors for valuation purposes based on similar historical exercise behavior. Expected stock price volatilities are based on the daily movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company's historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company's stock price.

The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2017	2016	2015
Expected life of option in years	6.02	5.97	5.94
Expected stock price volatility	22.15%	24.04%	29.66%
Risk-free interest rate	2.03%	1.80%	1.61%
Expected dividend yield	1.01%	1.24%	1.29%
Weighted-average fair value at date of grant	$12.55	$8.79	$8.41
Restricted Stock and Restricted Stock Units
Under the 2010 plan, restricted stock and restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock or restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock and restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such restricted stock and restricted stock unit awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock and restricted stock unit awards, is recognized for these awards over the vesting period.
Factors related to the company's restricted stock and restricted stock units are as follows:

Fiscal Years Ended October 31	2017	2016	2015
Weighted-average fair value at date of grant	$66.09	$41.83	$33.88
Fair value of restricted stock and restricted stock units vested	$3,604	$2,681	$2,744
The table below summarizes the activity during fiscal 2017 for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2016	139,480	$34.51
Granted	43,167	66.09
Vested	(53,709)	33.14
Forfeited	(4,666)	37.38
Unvested as of October 31, 2017	124,272	$45.66
As of October 31, 2017, there was $2,953 of total unrecognized compensation expense related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.15 years.

Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company's common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company's fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal.
Factors related to the company's performance share awards are as follows:

Fiscal Years Ended October 31	2017	2016	2015
Weighted-average fair value at date of grant	$54.52	$38.89	$32.84
Fair value of performance share awards vested	$7,018	$7,454	$7,989
The table below summarizes the activity during fiscal 2017 for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2016	317,850	$33.95
Granted	74,800	54.52
Vested	(107,198)	30.10
Canceled/forfeited	(3,301)	47.96
Unvested as of October 31, 2017	282,151	$40.71
As of October 31, 2017, there was $5,108 of total unrecognized compensation expense related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.67 years.

11	EMPLOYEE RETIREMENT PLANS
The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $17,932, $16,986, and $17,400 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.
In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2017 and 2016 was $41,448 and $45,603, respectively, and the net liability amount recognized in the Consolidated Balance Sheets as of October 31, 2017 and 2016 was $4,558 and $4,243, respectively. The accumulated benefit obligation of these plans as of October 31, 2017 and 2016 was $41,448 and $45,603, respectively. The funded status of these plans as of October 31, 2017 and 2016 was $6,238 and $12,984, respectively. The fair value of the plan assets as of October 31, 2017 and 2016 was $35,211 and $32,619, respectively. The net expense recognized in the Consolidated Financial Statements for these plans was $1,477, $1,220, and $2,406 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.
Amounts recognized in accumulated other comprehensive loss consisted of:

Fiscal Years Ended October 31	Defined Benefit Pension Plans	Post-retirement Benefit Plan	Total
2017
Net actuarial loss (gain)	$4,998	$(2,986)	$2,012
Accumulated other comprehensive loss (income)	$4,998	$(2,986)	$2,012
2016
Net actuarial loss	$5,496	$554	$6,050
Net prior service cost	309	—	309
Accumulated other comprehensive loss	$5,805	$554	$6,359
The following amounts are included in accumulated other comprehensive loss as of October 31, 2017 and are expected to be recognized as components of net periodic benefit cost during fiscal 2018:

October 31, 2017	Defined Benefit Pension Plans	Post-retirement Benefit Plan	Total
Net actuarial loss (gain)	$128	$(377)	$(249)
Total	$128	$(377)	$(249)
Amounts recognized in net periodic benefit cost and other comprehensive loss (income) consisted of:

Fiscal Years Ended October 31	Defined Benefit Pension Plans	Post-retirement Benefit Plan	Total
2017
Net actuarial gain	$(280)	$(3,534)	$(3,814)
Prior service cost	51	—	51
Amortization of unrecognized prior service credit	(360)	—	(360)
Amortization of unrecognized actuarial gain	(219)	(5)	(224)
Total recognized in other comprehensive income	$(808)	$(3,539)	$(4,347)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$22	$(2,892)	$(2,870)

Fiscal Years Ended October 31	Defined Benefit Pension Plans	Post-retirement Benefit Plan	Total
2016
Net actuarial loss	$469	$619	$1,088
Prior service cost	—	—	—
Amortization of unrecognized prior service credit	(42)	—	(42)
Amortization of unrecognized actuarial gain	(73)	—	(73)
Total recognized in other comprehensive loss	$354	$619	$973
Total recognized in net periodic benefit cost and other comprehensive loss	$976	$1,217	$2,193
The company has omitted the remaining disclosures for its defined benefit plans and post-retirement healthcare plan as the company deems these plans to be immaterial to its Consolidated Financial Position and Results of Operations.

12	SEGMENT DATA
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified nine operating segments and has aggregated those segments into three reportable segments: Professional, Residential, and Distribution. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers and method of distribution. The company's Distribution segment, which consists of a wholly owned domestic distributorship, has been combined with the company's corporate activities and elimination of intersegment revenues and expenses and is shown as "Other" due to the insignificance of the segment.
The Professional business segment consists of turf and landscape equipment, snow and ice management equipment, and irrigation products. Turf and landscape equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, rental and specialty construction equipment, and other maintenance equipment. Snow and ice management equipment products include snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, UTVs, skid steers, and front-end loaders. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, coupling systems, and micro-irrigation drip tape and hose products, as well as professionally installed lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional business segment products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow and ice, as well as directly to government customers, rental companies, and large retailers.
The Residential business segment consists of walk power mowers, riding mowers, snow throwers, replacement parts, and home solutions products, including trimmers, blowers, blower-vacuums, and underground and hose-end retail irrigation products sold in Australia. Residential business segment products are sold to homeowners through a network of distributors and dealers, and through a broad array of home centers, hardware retailers, and mass retailers, as well as online.
The Other segment consists of the company's Distribution segment and corporate activities and elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities, parts inventory, and deferred tax assets and liabilities.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its Professional and Residential business segment results based on earnings from operations plus other income, net. Operating loss for the Other segment includes earnings (loss) from the company's domestic wholly owned distribution company, corporate activities, other income, and interest expense. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. The company accounts for intersegment gross sales at current market prices.
The following tables present summarized financial information concerning the company's reportable segments:

Fiscal Year Ended October 31, 2017	Professional	Residential	Other	Total
Net sales	$1,811,705	$673,247	$20,224	$2,505,176
Intersegment gross sales	27,893	332	(28,225)	—
Earnings (loss) before income taxes	379,496	74,704	(101,016)	353,184
Total assets	836,600	189,578	467,609	1,493,787
Capital expenditures	29,786	10,605	17,885	58,276
Depreciation and amortization	$41,313	$10,308	$13,365	$64,986

Fiscal Year Ended October 31, 2016	Professional	Residential	Other	Total
Net sales	$1,705,312	$669,131	$17,732	$2,392,175
Intersegment gross sales	28,138	354	(28,492)	—
Earnings (loss) before income taxes	352,060	73,691	(95,291)	330,460
Total assets	774,762	188,920	420,890	1,384,572
Capital expenditures	27,296	13,794	9,633	50,723
Depreciation and amortization	$40,715	$10,406	$12,976	$64,097

Fiscal Year Ended October 31, 2015	Professional	Residential	Other	Total
Net sales	$1,639,659	$725,682	$25,534	$2,390,875
Intersegment gross sales	45,634	406	(46,040)	—
Earnings (loss) before income taxes	308,010	84,956	(101,935)	291,031
Total assets	805,686	217,093	277,650	1,300,429
Capital expenditures	29,016	9,953	17,405	56,374
Depreciation and amortization	$42,799	$9,131	$11,213	$63,143
The following table presents the details of the Other segment operating loss before income taxes:

Fiscal Years Ended October 31	2017	2016	2015
Corporate expenses	$(100,928)	$(95,288)	$(95,167)
Interest expense	(19,113)	(19,336)	(18,757)
Other income	19,025	19,333	11,989
Total operating loss	$(101,016)	$(95,291)	$(101,935)
The following table presents net sales for groups of similar products and services:

Fiscal Years Ended October 31	2017	2016	2015
Equipment	$2,060,354	$2,001,150	$2,004,274
Irrigation and lighting	444,822	391,025	386,601
Total net sales	$2,505,176	$2,392,175	$2,390,875
Sales to one customer in the Residential segment accounted for 10 percent of total consolidated gross sales in fiscal 2017 and 11 percent of total consolidated gross sales in fiscal 2016 and 2015.

Geographic Data
The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of net property, plant, and equipment, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities:

Fiscal Years Ended October 31	United States	Foreign Countries	Total
2017
Net sales	$1,893,249	$611,927	$2,505,176
Long-lived assets	$194,338	$40,892	$235,230
2016
Net sales	$1,812,587	$579,588	$2,392,175
Long-lived assets	$188,869	$33,169	$222,038
2015
Net sales	$1,780,240	$610,635	$2,390,875
Long-lived assets	$190,262	$34,733	$224,995

13	COMMITMENTS AND CONTINGENT LIABILITIES
Leases
Total rental expense for operating leases was $27,865, $26,363 and $24,986 for the fiscal years ended October 31, 2017, 2016 and 2015, respectively. As of October 31, 2017, future minimum lease payments under noncancelable operating leases amounted to $94,091 as follows: 2018, $16,789; 2019, $14,881; 2020, $12,573; 2021, $11,504; 2022, $9,833; and after 2022, $28,511.
Customer Financing
Wholesale Financing
The company is party to a joint venture with TCFIF established as Red Iron. See Note 3 for additional information related to Red Iron. Some products sold to independent dealers in Australia are financed by a third-party finance company. This third-party financing company purchased $32,124 of receivables from the company during fiscal 2017. As of October 31, 2017, $13,109 of receivables financed by the third-party financing company, excluding Red Iron, was outstanding.
The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2017, the company was contingently liable to repurchase up to a maximum amount of $10,712 of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements since inception.
End-User Financing
The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S.,

Australia, and select countries in Europe. The company has no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.
From time to time, the company enters into agreements where it provides recourse to third party finance companies in the event of default by the customer for lease payments to the third-party finance company. The company's maximum exposure for credit collection as of October 31, 2017 was $6,559.
Purchase Commitments
As of October 31, 2017, the company had $12,797 of noncancelable purchase commitments with some suppliers for materials and supplies as part of the normal course of business. The company also entered into a construction contract and related agreements for renovations at its corporate facilities located in Bloomington, Minnesota, for a maximum obligation, subject to certain exceptions, of $8,936. The amount of the remaining obligation as of October 31, 2017 was $7,806.
Letters of Credit
Letters of credit are issued by the company during the normal course of business, as required by some vendor contracts. As of October 31, 2017 and 2016, the company had $10,220 and $8,984, respectively, in outstanding letters of credit.
Litigation
The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company's products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company's patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company regularly reviews certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, including cases by or against competitors, where it is asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.
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
To reduce its exposure to foreign currency exchange rate risk, the company actively manages the exposure of its foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. The company’s policy does not allow the use of derivative instruments for trading or speculative purposes. The company also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty.
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
The company recognizes all derivative instruments at fair value on the Consolidated Balance Sheets as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a cash flow hedging instrument.
Cash Flow Hedging Instruments
The company formally documents relationships between cash flow hedging instruments and the related hedged transactions, as well as its risk-management objective and strategy for undertaking cash flow hedging instruments. This process includes linking all cash flow hedging instruments to the forecasted transactions, such as sales to third parties, foreign plant operations, and purchases from suppliers. Changes in fair values of outstanding cash flow hedging instruments, except the ineffective portion, are recorded in other comprehensive income within AOCL on the Consolidated Balance Sheets, until net earnings is affected by the variability of the cash flows of the hedged transaction. Gains and losses on the cash flow hedging instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in net earnings. The Consolidated Statements of Earnings classification of effective cash flow hedge results is the same as that of the underlying exposure. Results of cash flow hedges of sales and foreign plant operations are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of cash flow hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.
The company formally assesses, at the cash flow hedge’s inception, and on an ongoing basis, whether the cash flow hedging instruments have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those cash flow hedging instruments may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in AOCL and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative remains outstanding, the company carries the derivative at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value in other income, net.
As of October 31, 2017, the notional amount of outstanding forward contracts designated as cash flow hedging instruments was $102,733. During the third quarter of fiscal 2016, the company terminated its one cross currency interest rate swap instrument outstanding with gains on the instrument recorded in other income, net.
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
The following table presents the fair value of the company’s derivative instruments and Consolidated Balance Sheets location:

Fair Value as of October 31	2017	2016
Derivative assets:
Derivatives designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	$1,014	$1,535
Derivatives not designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	27	432
Total assets	$1,041	$1,967
Derivative liabilities:
Derivatives designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	$1,563	$973
Derivatives not designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	703	792
Total liabilities	$2,266	$1,765

The company entered into an International Swap Dealers Association ("ISDA") Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative instruments at the net amount in its Consolidated Balance Sheets.
The following tables show the effects of the master netting arrangements on the fair value of the company's derivative instruments that are recorded in the Consolidated Balance Sheets:

Fair Value as of October 31	2017	2016
Derivative assets:
Forward currency contracts
Gross amounts of recognized assets	$1,055	$2,264
Gross liabilities offset in the Consolidated Balance Sheets	(14)	(297)
Net amounts of assets presented in the Consolidated Balance Sheets	$1,041	$1,967
Derivative liabilities:
Forward currency contracts
Gross amounts of recognized liabilities	$(2,266)	$(1,765)
Gross assets offset in the Consolidated Balance Sheets	—	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(2,266)	$(1,765)
The following table presents the impact and location of the amounts reclassified from AOCL into earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the effective portion of the company's derivatives designated as cash flow hedging instruments for the fiscal years ended October 31, 2017 and 2016:

	Gain (Loss) Reclassified from AOCL into Income		Gain (Loss) Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2017	2016	2017	2016
Forward currency contracts
Net sales	$1,547	$2,094	$(2,007)	$(961)
Cost of sales	(1,156)	(2,598)	1,849	181
Cross currency contracts
Other income, net	—	(94)	—	255
Total derivatives designated as cash flow hedging instruments	$391	$(598)	$(158)	$(525)
As of October 31, 2017, the company expects to reclassify approximately $1,017 of losses from AOCL to earnings during the next twelve months.

The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the ineffective portion and components excluded from effectiveness testing for the company's derivatives designated as cash flow hedging instruments for the fiscal years ended October 31, 2017 and 2016:

	Gain (Loss) Recognized in Income on Derivatives
Fiscal Years Ended October 31	2017	2016
Forward currency contracts
Other income, net	$231	$608
Total ineffective portion and components excluded from effectiveness testing	$231	$608
The ineffective portion of forward currency contracts reclassified into earnings as a result of the discontinuance of cash flow hedge accounting was not material for the fiscal years ended October 31, 2017 and 2016.
The following table presents the impact of derivative instruments on the Consolidated Statements of Earnings for the company's derivatives not designated as cash flow hedging instruments for the fiscal years ended October 31, 2017 and 2016:

	Gain (Loss) Recognized in Income on Derivatives
Fiscal Years Ended October 31	2017	2016
Forward currency contracts
Other income, net	$(4,251)	$(4)
Cross currency contracts
Other income, net	—	(191)
Total derivatives not designated as cash flow hedging instruments	$(4,251)	$(195)

15	FAIR VALUE
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
There were no transfers between levels during the fiscal years ended October 31, 2017 and 2016.
Recurring Fair Value Measurements
Forward currency contracts are valued based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. The unfunded deferred compensation liability is primarily subject to changes in fixed-income investment contracts based on current yields.
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2017 and 2016, according to the valuation technique utilized to determine their fair values:

		Fair Value Measurements Using Inputs Considered as:
October 31, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,041	$—	$1,041	$—
Total assets	$1,041	$—	$1,041	$—
Liabilities:
Forward currency contracts	$2,266	$—	$2,266	$—
Deferred compensation liabilities	630	—	630	—
Total liabilities	$2,896	$—	$2,896	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2016	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,967	$—	$1,967	$—
Total assets	$1,967	$—	$1,967	$—
Liabilities:
Forward currency contracts	$1,765	$—	$1,765	$—
Deferred compensation liabilities	1,149	—	1,149	—
Total liabilities	$2,914	$—	$2,914	$—

Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill and indefinite-lived intangible assets, which are generally recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, approximate their fair values due to their short-term nature.
The fair value of long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2017, the estimated fair value of long-term debt with fixed interest rates was $282,412 compared to its carrying amount of $231,137. As of October 31, 2016, the estimated fair value of long-term debt with fixed interest rates was $293,295 compared to its carrying amount of $240,461.

16	SUBSEQUENT EVENTS
Tax Reform
On December 22, 2017, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018," ("The Act"), was signed into law by President Trump and is expected to impact the company’s operating results, cash flows, and financial condition. The company is currently evaluating the potential impacts of The Act. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The Act also includes provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities. The effect of the international provisions of The Act, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations, is uncertain. As a result of The Act, the company expects there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. Quantifying the impacts of The Act is not practicable at this time due, among other things, to the inherent complexities involved. Accordingly, the company expects to continue to analyze such impacts and record any such amounts in the first quarter of fiscal 2018.
The company has evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the Consolidated Financial

Statements or disclosure in the Notes to the Consolidated Financial Statements.

17	QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for fiscal 2017 and 2016 are as follows:

	Quarter
Fiscal Years Ended October 31, 2017	First	Second	Third	Fourth
Net sales	$515,839	$872,767	$627,943	$488,627
Gross profit	193,480	316,314	226,785	184,258
Net earnings	44,990	120,475	68,404	33,848
Basic net earnings per share[1]	0.41	1.11	0.63	0.31
Diluted net earnings per share[1]	$0.41	$1.08	$0.61	$0.31

	Quarter
Fiscal Years Ended October 31, 2016	First	Second	Third	Fourth
Net sales	$486,398	$836,441	$600,980	$468,356
Gross profit	182,654	303,187	216,617	172,137
Net earnings	39,261	105,681	55,822	30,230
Basic net earnings per share[1]	0.36	0.96	0.51	0.28
Diluted net earnings per share[1]	$0.35	$0.94	$0.50	$0.27

[1]	Net earnings per share amounts may not equal the full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
None.
PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this report. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership -Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One — Election of Directors — Information About Board Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," and "Corporate Governance — Board Committees," in the company's proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2017, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2017 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its code of ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).
ITEM 11.   EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance – Director Compensation" in the company's proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC.
PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. List of Financial Statements
The following Consolidated Financial Statements of The Toro Company and its consolidated subsidiaries are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:

•	Management's Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings for the fiscal years ended October 31, 2017, 2016, and 2015.

•	Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2017, 2016, and 2015.

•	Consolidated Balance Sheets as of October 31, 2017 and 2016.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2017, 2016, and 2015.

•	Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 2017, 2016, and 2015.

•	Notes to Consolidated Financial Statements.
(a) 2. List of Financial Statement Schedules
The following financial statement schedule of The Toro Company and its subsidiaries is included herein:

•	Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.
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
4.5
Indenture dated as of January 31, 1997 between Registrant and First National Trust Association, as Trustee, relating to The Toro Company's 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649). (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T)

4.6
Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

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
10.1
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.2
The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.3
The Toro Company 2000 Stock Option Plan (As Amended December 3, 2008) (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.4
The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.5
The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.6
The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.7
The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.8
The Toro Company 2000 Directors Stock Plan (As Amended March 18, 2009) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2009, Commission File No. 1-8649).*

10.9
Form of Nonqualified Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.10
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to 10.14 to Registrant's Annual Report on Form 10-K for fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.11
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.12
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2008, Commission File No. 1-8649).*

10.13
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.14
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.15
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*

10.16
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.17
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.18
Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.19
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.20
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.21
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.22
Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.23
The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*

10.24
Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.25
Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 19, 2015, Commission File No. 1-8649).*

10.26
Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).*

10.27
Offer Letter dated July 19, 2016 between The Toro Company and Michael J. Hoffman (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).*

10.28
Credit Agreement dated as of October 27, 2014 among The Toro Company, Toro Manufacturing LLC, Exmark Manufacturing Company Incorporated, Toro International Company and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 27, 2014, Commission File No. 1-8649).

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

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, filed with the SEC on December 22, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2017, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2017, (iii) Consolidated Balance Sheets as of October 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2017, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2017, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

(1)     Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF #35552). The redacted material was filed separately with the Securities and Exchange Commission.
(2)     Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF # 35553). The redacted material was filed separately with the Securities and Exchange Commission.
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
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
ITEM 16.   FORM 10-K SUMMARY
None.

SCHEDULE II
THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the Beginning of the Fiscal Year	Charged to Costs and Expenses[1]	Deductions[2]	Balance as of the End of the Fiscal Year
Fiscal year ended October 31, 2017
Allowance for doubtful accounts and notes receivable reserves	$1,609	$934	$396	$2,147
Fiscal year ended October 31, 2016
Allowance for doubtful accounts and notes receivable reserves	1,378	424	193	1,609
Fiscal year ended October 31, 2015
Allowance for doubtful accounts and notes receivable reserves	$1,481	$350	$453	$1,378

[1]	Provision/(recovery).

[2]	Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the Beginning of the Fiscal Year	Charged to Costs and Expenses[1]	Deductions[2]	Balance as of the End of the Fiscal Year
Fiscal year ended October 31, 2017
Accrued advertising and marketing programs	$81,315	$377,989	$373,370	$85,934
Fiscal year ended October 31, 2016
Accrued advertising and marketing programs	76,689	355,509	350,883	81,315
Fiscal year ended October 31, 2015
Accrued advertising and marketing programs	$66,169	$318,211	$307,691	$76,689

[1]
Provision consists of off-invoice discounts, rebate programs, incentive discounts, financing programs, various commissions, and cooperative advertising. The expense of each program is classified either as a reduction from gross sales or as a component of selling, general, and administrative expense as explained in more detail in the section entitled "Sales Promotions and Incentives" included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and in Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Sales Promotions and Incentives" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

[2]	Claims paid.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY
(Registrant)
By:	/s/ Renee J. Peterson	Dated:	December 22, 2017
Renee J. Peterson Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 22, 2017
Richard M. Olson
/s/ Renee J. Peterson	Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer)	December 22, 2017
Renee J. Peterson
/s/ Robert C. Buhrmaster	Director	December 22, 2017
Robert C. Buhrmaster
/s/ Janet K. Cooper	Director	December 22, 2017
Janet K. Cooper
/s/ Gary L. Ellis	Director	December 22, 2017
Gary L. Ellis
/s/ Jeffrey M. Ettinger	Director	December 22, 2017
Jeffrey M. Ettinger
/s/ Katherine J. Harless	Director	December 22, 2017
Katherine J. Harless
/s/ D. Christian Koch	Director	December 22, 2017
D. Christian Koch
/s/ James C. O'Rourke	Director	December 22, 2017
James C. O'Rourke
/s/ Gregg W. Steinhafel	Director	December 22, 2017
Gregg W. Steinhafel
/s/ Christopher A. Twomey	Director	December 22, 2017
Christopher A. Twomey