Form 10-Q
period 2018-02-02
TORO CO
filed 2018-03-07
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 2, 2018

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

The number of shares of the registrant’s common stock outstanding as of March 2, 2018 was 106,020,302.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 2, 2018	February 3, 2017
Net sales	$548,246	$515,839
Cost of sales	344,007	322,359
Gross profit	204,239	193,480
Selling, general and administrative expense	137,317	132,910
Operating earnings	66,922	60,570
Interest expense	(4,818)	(4,883)
Other income, net	4,281	3,866
Earnings before income taxes	66,385	59,553
Provision for income taxes	43,781	14,563
Net earnings	$22,604	$44,990

Basic net earnings per share of common stock	$0.21	$0.41

Diluted net earnings per share of common stock	$0.21	$0.41

Weighted-average number of shares of common stock outstanding — Basic	107,225	108,627

Weighted-average number of shares of common stock outstanding — Diluted	109,855	110,774

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 2, 2018	February 3, 2017
Net earnings	$22,604	$44,990
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,872	117
Derivative instruments, net of tax of $(579) and $285, respectively	(2,779)	221
Other comprehensive income, net of tax	8,093	338
Comprehensive income	$30,697	$45,328

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	February 2, 2018	February 3, 2017	October 31, 2017
ASSETS
Cash and cash equivalents	$219,730	$158,893	$310,256
Receivables, net	198,736	183,850	183,073
Inventories, net	439,343	402,103	328,992
Prepaid expenses and other current assets	43,039	36,470	37,565
Total current assets	900,848	781,316	859,886

Property, plant and equipment, gross	883,462	855,826	885,614
Less accumulated depreciation	649,014	628,909	650,384
Property, plant and equipment, net	234,448	226,917	235,230

Deferred income taxes	44,752	56,864	64,083
Goodwill	205,954	201,246	205,029
Other intangible assets, net	102,366	110,782	103,743
Other assets	28,438	25,788	25,816
Total assets	$1,516,806	$1,402,913	$1,493,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$13,000	$22,960	$26,258
Accounts payable	266,586	232,440	211,752
Accrued liabilities	292,903	263,724	283,786
Total current liabilities	572,489	519,124	521,796

Long-term debt, less current portion	302,465	315,314	305,629
Deferred revenue	24,731	25,172	24,761
Deferred income taxes	1,839	—	1,726
Other long-term liabilities	34,501	30,267	22,783

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 106,434,655 shares as of February 2, 2018, 107,575,440 shares as of February 3, 2017, and 106,882,972 shares as of October 31, 2017	106,435	107,575	106,883
Retained earnings	490,373	443,559	534,329
Accumulated other comprehensive loss	(16,027)	(38,098)	(24,120)
Total stockholders’ equity	580,781	513,036	617,092
Total liabilities and stockholders’ equity	$1,516,806	$1,402,913	$1,493,787

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 2, 2018	February 3, 2017
Cash flows from operating activities:
Net earnings	$22,604	$44,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(2,192)	(1,943)
Contributions to finance affiliate, net	(252)	(98)
Provision for depreciation and amortization	15,226	16,516
Stock-based compensation expense	3,124	3,618
Deferred income taxes	19,682	393
Other	(26)	(98)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(12,989)	(19,380)
Inventories, net	(107,017)	(90,560)
Prepaid expenses and other assets	(2,588)	(4,272)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	72,523	66,128
Net cash provided by operating activities	8,095	15,294

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,784)	(11,620)
Acquisition, net of cash acquired	—	(23,882)
Net cash used in investing activities	(10,784)	(35,502)

Cash flows from financing activities:
Payments on long-term debt	(18,017)	(12,702)
Proceeds from exercise of stock options	4,436	3,128
Payments of withholding taxes for stock awards	(3,077)	(2,716)
Purchases of Toro common stock	(50,066)	(65,002)
Dividends paid on Toro common stock	(21,425)	(18,994)
Net cash used in financing activities	(88,149)	(96,286)

Effect of exchange rates on cash and cash equivalents	312	1,832

Net decrease in cash and cash equivalents	(90,526)	(114,662)
Cash and cash equivalents as of the beginning of the fiscal period	310,256	273,555
Cash and cash equivalents as of the end of the fiscal period	$219,730	$158,893

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
February 2, 2018

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's financial position, results of operations, and cash flows for the periods presented. Since the company’s business is seasonal, operating results for the three months ended February 2, 2018 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2018.

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

For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The policies described in that report are used for preparing quarterly reports.

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

United States Tax Reform

On December 22, 2017, the United States ("U.S.") enacted Public Law No. 115-97 (“Tax Act”), originally introduced as the Tax Cuts and Jobs Act, to significantly modify the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change is effective January 1, 2018, resulting in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to the company.

In response to the Tax Act, the U.S. Securities and Exchange Commission ("SEC") provided guidance by issuing Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under Accounting Standards Codification ("ASC") Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under SAB 118 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.

As of the first quarter of fiscal 2018, the company has not completed the accounting for the effects of the Tax Act. However, the company has estimated the impacts of the Tax Act in its annual effective tax rate, and has recorded provisional amounts for the remeasurement of deferred tax assets and liabilities and the deemed repatriation tax.

While we have recorded provisional amounts for the items expected to most significantly impact our financial statements this year, our evaluation is not complete and, accordingly, we have not yet reached a final conclusion on the overall impacts of the Tax Act. The company needs additional time to obtain, prepare, and analyze information related to the applicable provisions of the Tax Act. The actual impact of the Tax Act may differ from the provisional amounts, due to, among other things, changes in interpretations and assumptions the company has made, guidance that may be issued, and changes in the company's structure or business model.

New Accounting Pronouncements Adopted

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amended guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. The amended guidance was adopted in the first quarter of fiscal 2018. The adoption of this guidance did not have an impact on the company's Condensed Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition, presentation, and effectiveness assessment requirements in ASC Topic 815. The company elected to early adopt this amended guidance using a modified retrospective basis effective November 1, 2017 ("adoption date"). In accordance with the transition provisions of ASU 2017-12, the company is required to eliminate the separate measurement of ineffectiveness for its cash flow hedging instruments existing as of the adoption date through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The company did not record a cumulative effect adjustment to retained earnings to eliminate prior period ineffectiveness amounts recognized in earnings as no such amounts existed within the company’s previously issued Consolidated Financial Statements.

The impact of the early adoption resulted in the following:

•
The company no longer separately measures and recognizes hedge ineffectiveness within the Consolidated Statements of Earnings. Rather, the company recognizes the entire change in the fair value of highly effective cash flow hedging instruments included in the assessment of hedge effectiveness in other comprehensive income within accumulated other comprehensive loss (“AOCL”) on the Consolidated Balance Sheets. The amounts recorded in AOCL will subsequently be reclassified to net earnings in the Consolidated Statements of Earnings within the same line item as the underlying exposure when the underlying hedged transaction affects net earnings.

•
The company no longer recognizes amounts of hedge components excluded from the assessment of effectiveness (“excluded components”) within other income, net, but instead, on a prospective basis, recognizes and presents excluded components within the same line item in the Consolidated Statements of Earnings as the underlying exposure.

•
The company elected to not change its policy on accounting for excluded components and will continue to recognize changes in the fair value of excluded components currently in net earnings under the mark-to-market approach.

In addition, certain provisions in the amended guidance require modification to existing disclosure requirements on a prospective basis. Refer to Note 12, Derivative Instruments and Hedging Activities, for disclosures relating to the company's derivative instruments and hedging activities.

Note 2 — Acquisition

Effective January 1, 2017, during the first quarter of fiscal 2017, the company completed the acquisition of all the outstanding shares of Regnerbau Calw GmbH ("Perrot"), a privately held manufacturer of professional irrigation equipment. The addition of these products broadened and strengthened the company's irrigation solutions for the sport, agricultural, and industrial markets. The acquisition was funded with existing foreign cash and cash equivalents. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of February 2, 2018 was $23.1 million. The company has not guaranteed the outstanding indebtedness of Red Iron.

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

Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the three months ended February 2, 2018 and February 3, 2017 were $386.3 million and $375.0 million, respectively.

As of January 31, 2018, Red Iron’s total assets were $463.1 million and total liabilities were $411.8 million.

Note 4 — Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method for a majority of the company's inventories and the first-in, first-out (“FIFO”) method for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production, as well as planned and historical sales of the inventory.

Inventories were as follows:

(Dollars in thousands)	February 2, 2018	February 3, 2017	October 31, 2017
Raw materials and work in process	$114,150	$107,170	$100,077
Finished goods and service parts	391,994	353,290	295,716
Total FIFO value	506,144	460,460	395,793
Less: adjustment to LIFO value	66,801	58,357	66,801
Total inventories, net	$439,343	$402,103	$328,992

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first three months of fiscal 2018 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2017	$194,464	$10,565	$205,029
Translation adjustments	793	132	925
Balance as of February 2, 2018	$195,257	$10,697	$205,954

The components of other intangible assets as of February 2, 2018 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,193	$(11,775)	$3,418
Non-compete agreements	6,924	(6,807)	117
Customer-related	87,742	(20,160)	67,582
Developed technology	30,370	(27,549)	2,821
Trade names	2,384	(1,689)	695
Other	800	(800)	—
Total amortizable	143,413	(68,780)	74,633
Non-amortizable - trade names	27,733	—	27,733
Total other intangible assets, net	$171,146	$(68,780)	$102,366

The components of other intangible assets as of October 31, 2017 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,162	$(11,599)	$3,563
Non-compete agreements	6,896	(6,775)	121
Customer-related	87,461	(18,940)	68,521
Developed technology	30,212	(26,939)	3,273
Trade names	2,330	(1,637)	693
Other	800	(800)	—
Total amortizable	142,861	(66,690)	76,171
Non-amortizable - trade names	27,572	—	27,572
Total other intangible assets, net	$170,433	$(66,690)	$103,743

Amortization expense for intangible assets during the first quarter of fiscal 2018 was $1.9 million, compared to $2.4 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2018 and succeeding fiscal years is as follows: fiscal 2018 (remainder), $4.8 million; fiscal 2019, $5.8 million; fiscal 2020, $5.3 million; fiscal 2021, $4.9 million; fiscal 2022, $4.7 million; fiscal 2023, $4.7 million; and after fiscal 2023, $44.4 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of AOCL, net of tax, are as follows:

(Dollars in thousands)	February 2, 2018	February 3, 2017	October 31, 2017
Foreign currency translation adjustments	$10,162	$31,177	$21,303
Pension and post-retirement benefits	2,281	6,495	2,012
Cash flow hedging derivative instruments	3,584	426	805
Total accumulated other comprehensive loss	$16,027	$38,098	$24,120

The components and activity of AOCL for the first three months of fiscal 2018 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	(11,141)	269	3,612	(7,260)
Amounts reclassified from AOCL	—	—	(833)	(833)
Net current period other comprehensive (income) loss	(11,141)	269	2,779	(8,093)
Balance as of February 2, 2018	$10,162	$2,281	$3,584	$16,027

The components and activity of AOCL for the first three months of fiscal 2017 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive (income) loss before reclassifications	(253)	136	102	(15)
Amounts reclassified from AOCL	—	—	(323)	(323)
Net current period other comprehensive (income) loss	(253)	136	(221)	(338)
Balance as of February 3, 2017	$31,177	$6,495	$426	$38,098

For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments, refer to Note 12, Derivative Instruments and Hedging Activities.

Note 7 — Stock-Based Compensation

The compensation costs related to stock-based awards were as follows:

(Dollars in thousands)	February 2, 2018	February 3, 2017
Stock option awards	$1,175	$1,392
Restricted stock units	1,005	576
Performance share awards	414	1,112
Unrestricted common stock awards	530	538
Total compensation cost for stock-based awards	$3,124	$3,618

During the first quarter of fiscal years 2018 and 2017, 8,388 and 11,412 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the board and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.

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

In that case, the fair value of the options is expensed in the fiscal year of grant because generally the option holder must be employed after the last day of the fiscal year in which the stock options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, stock price volatility, and dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee directors are expected to exercise their stock options, which is primarily based on historical exercise experience. The company groups executive officers and non-employee directors for valuation purposes based on similar historical exercise behavior. Expected stock price volatilities are based on the daily movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company’s stock price.

The following table illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2018	Fiscal 2017
Expected life of option in years	6.05	6.02
Expected stock price volatility	20.60%	22.15%
Risk-free interest rate	2.21%	2.03%
Expected dividend yield	0.97%	1.01%
Per share weighted-average fair value at date of grant	$14.29	$12.55

Performance Share Awards

Under the 2010 Plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share fair value of performance share awards granted during the first quarter of fiscal 2018 and 2017 was $65.40 and $54.52, respectively.

Restricted Stock Unit Awards

Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2018 and 2017 was $65.93 and $56.67, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
(Shares in thousands)	February 2, 2018	February 3, 2017
Basic
Weighted-average number of shares of common stock	107,173	108,585
Assumed issuance of contingent shares	52	42
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,225	108,627
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,225	108,627
Effect of dilutive securities	2,630	2,147
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	109,855	110,774

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 305,911 and 317,757 shares of common stock during the first three months of fiscal 2018 and 2017, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

Note 9 — Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The Distribution segment, which consists of a wholly-owned domestic distributorship, has been combined with the company’s corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables due to the insignificance of the segment.

The following tables present the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three Months Ended February 2, 2018	Professional	Residential	Other	Total
Net sales	$403,669	$142,507	$2,070	$548,246
Intersegment gross sales	6,458	56	(6,514)	—
Earnings (loss) before income taxes	75,912	15,713	(25,240)	66,385
Total assets	$904,597	$249,845	$362,364	$1,516,806

(Dollars in thousands)
Three Months Ended February 3, 2017	Professional	Residential	Other	Total
Net sales	$371,809	$140,390	$3,640	$515,839
Intersegment gross sales	4,556	74	(4,630)	—
Earnings (loss) before income taxes	68,166	16,558	(25,171)	59,553
Total assets	$854,384	$243,145	$305,384	$1,402,913

The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended
(Dollars in thousands)	February 2, 2018	February 3, 2017
Corporate expenses	$(24,401)	$(23,961)
Interest expense	(4,818)	(4,883)
Other income	3,979	3,673
Total Other segment operating loss	$(25,240)	$(25,171)

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

The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in thousands)	February 2, 2018	February 3, 2017
Beginning balance	$74,155	$72,158
Warranty provisions	10,570	9,615
Warranty claims	(9,840)	(9,794)
Changes in estimates	—	594
Ending balance	$74,885	$72,573

Note 12 — Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

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

To reduce its exposure to foreign currency exchange rate risk, the company actively manages the exposure of its foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. The company’s policy does not allow the use of derivative instruments for trading or speculative purposes. The company has also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty.

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

The company recognizes all derivative instruments at fair value on the Condensed Consolidated Balance Sheets as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a cash flow hedging instrument.

Cash Flow Hedging Instruments

The company formally documents relationships between cash flow hedging instruments and the related hedged transactions, as well as its risk-management objective and strategy for undertaking cash flow hedging instruments. This process includes linking all cash flow hedging instruments to the forecasted transactions, such as sales to third parties, foreign plant operations, and purchases from suppliers. At the cash flow hedge’s inception and on an ongoing basis, the company formally assesses whether the cash flow hedging instruments have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those cash flow hedging instruments may be expected to remain highly effective in future periods.

Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within AOCL on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. The classification of gains or losses recognized on cash flow hedging instruments and excluded components within the Condensed Consolidated Statements of Earnings is the same as that of the underlying exposure. Results of cash flow hedging instruments, and the related excluded components, of sales and foreign plant operations are recorded in net sales and cost of sales, respectively. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of cash flow hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.

When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Condensed Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Condensed Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Condensed Consolidated Statements of Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Condensed Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Condensed Consolidated Statements of Earnings.

As of February 2, 2018, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $81.5 million.

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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	February 2, 2018	February 3, 2017	October 31, 2017
Derivative assets:
Derivatives designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	$974	$1,552	$1,014
Derivatives not designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	180	795	27
Total assets	$1,154	$2,347	$1,041
Derivative liabilities:
Derivatives designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	$5,411	$1,363	$1,563
Derivatives not designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	2,678	141	703
Total liabilities	$8,089	$1,504	$2,266

The company entered into an International Swap Dealers Association ("ISDA") Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative instruments at the net amount in its Condensed Consolidated Balance Sheets.

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	February 2, 2018	February 3, 2017	October 31, 2017
Derivative assets:
Forward currency contracts
Gross amounts of recognized assets	$1,154	$2,347	$1,055
Gross liabilities offset in the balance sheets	—	—	(14)
Net amounts of assets presented in the Consolidated Balance Sheets	$1,154	$2,347	$1,041
Derivative liabilities:
Forward currency contracts
Gross amounts of recognized liabilities	$(8,089)	$(1,614)	$(2,266)
Gross assets offset in the balance sheets	—	110	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(8,089)	$(1,504)	$(2,266)

The following table presents the impact and location of the amounts reclassified from AOCL into earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended February 2, 2018 and February 3, 2017:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	February 2, 2018	February 3, 2017	February 2, 2018	February 3, 2017
Derivatives designated as cash flow hedging instruments
Forward currency contracts
Net sales	$(1,011)	$439	$(2,678)	$(372)
Cost of sales	178	(762)	(101)	(152)
Total derivatives designated as cash flow hedging instruments	$(833)	$(323)	$(2,779)	$(524)

For the first quarter of fiscal 2018 and fiscal 2017, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of February 2, 2018, the company expects to reclassify approximately $4.9 million of losses from AOCL to earnings during the next twelve months.

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
	February 2, 2018			February 3, 2017
(Dollars in thousands)	Net Sales	Cost of Sales	Other Income, Net	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$548,246	$(344,007)	$4,281	$515,839	$(322,359)	$3,866
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts
Amount of gain (loss) reclassified from AOCL into earnings	(1,011)	178	—	439	(762)	—
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(21)	$(25)	$—	$—	$—	$397

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in thousands)	February 2, 2018	February 3, 2017
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts
Other income, net	$(1,816)	$1,144
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(1,816)	$1,144

Note 13 — Fair Value Measurements

The company categorizes its assets and liabilities measured at fair value into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The framework discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Recurring Fair Value Measurements

The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between levels for the company's recurring fair value measurements during the three months ended February 2, 2018 and February 3, 2017, or the twelve months ended October 31, 2017.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of February 2, 2018, February 3, 2017, and October 31, 2017, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
February 2, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,154	$—	$1,154	$—
Total assets	$1,154	$—	$1,154	$—
Liabilities:
Forward currency contracts	$8,089	$—	$8,089	$—
Total liabilities	$8,089	$—	$8,089	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
February 3, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2,347	$—	$2,347	$—
Total assets	$2,347	$—	$2,347	$—
Liabilities:
Forward currency contracts	$1,504	$—	$1,504	$—
Total liabilities	$1,504	$—	$1,504	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,041	$—	$1,041	$—
Total assets	$1,041	$—	$1,041	$—
Liabilities:
Forward currency contracts	$2,266	$—	$2,266	$—
Total liabilities	$2,266	$—	$2,266	$—

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

Other Fair Value Measurements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented in as follows:

•Company Overview
•Results of Operations
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
•Forward-Looking Information

We have provided non-GAAP financial measures, which are not calculated or presented in accordance with accounting principles generally accepted in the United States ("GAAP"), as information supplemental and in addition to the financial measures presented in this report that are calculated and presented in accordance with GAAP. This MD&A contains certain non-GAAP financial measures, consisting of adjusted effective tax rate, adjusted net earnings, and adjusted net earnings per diluted share as measures of our operating performance. Management believes these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A. These measures, however, should not be construed as an alternative to any other measure of performance determined in accordance with GAAP.

This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. This discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled “Forward-Looking Information” located at the end of Part I, Item 2 of this report for more information.

COMPANY OVERVIEW

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses and is presented as “Other."

We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

RESULTS OF OPERATIONS

United States Tax Reform

On December 22, 2017, the United States ("U.S.") enacted Public Law No. 115-97 (“Tax Act”), originally introduced as the Tax Cuts and Jobs Act, to significantly modify the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change was effective January 1, 2018, resulting in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to Toro.

In response to the Tax Act, the SEC provided guidance by issuing Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under ASC Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under SAB 118 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.

As of the first quarter of fiscal 2018, we have not completed the accounting for the effects of the Tax Act. However, we have estimated the impacts of the Tax Act in its annual effective tax rate, and have recorded provisional amounts for the remeasurement of deferred tax assets and liabilities and the deemed repatriation tax.

While we have recorded provisional amounts for the items expected to most significantly impact our financial statements this year, our evaluation is not complete and, accordingly, we have not yet reached a final conclusion on the overall impacts of the Tax Act. We need additional time to obtain, prepare, and analyze information related to the applicable provisions of the Tax Act. The actual impact of the Tax Act may differ from the provisional amounts, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and changes in our structure or business model. Please reference the sections below titled "Provision for income taxes" and "Net earnings" within this MD&A for further information regarding the impacts of the Tax Act on us for the first quarter of fiscal 2018.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Overview

For the first quarter of fiscal 2018, our net sales increased 6.3 percent, as compared to the first quarter of fiscal 2017. Professional segment net sales increased 8.6 percent for the first quarter comparison, primarily due to strong channel demand for our landscape contractor zero-turn radius riding mowers ahead of our key selling season, continued growth in our golf and grounds business, increased shipments of our rental and specialty construction equipment due to continued strong retail demand, and increased shipments of our ag-irrigation products due to favorable weather conditions. These Professional segment increases were partially offset by lower shipments of our snow and ice management products due to lower than average snowfall in key customer markets. Residential segment net sales were up 1.5 percent for the first quarter comparison, mainly due to channel demand for our zero-turn radius mowers in preparation for our key selling season ahead, partially offset by lower residential snow product and service part sales which were impacted by below average snowfall early in the season, paired with below average snow events in the Midwest.

Changes in foreign currency exchange rates resulted in an increase of our net sales of approximately $3.3 million for the first quarter of fiscal 2018.

Due to the one-time impacts of the Tax Act, the reported first quarter of fiscal 2018 net earnings were $22.6 million, which was lower than the comparable fiscal 2017 reported net earnings of $45.0 million. Adjusted first quarter of fiscal 2018 net earnings were $52.1 million, compared to adjusted net earnings of $40.1 million in the comparable 2017 period, an increase of 30.0 percent. The adjusted net earnings growth for the first quarter of fiscal 2018 was primarily attributable to increased sales while leveraging selling, general, and administrative expenses ("SG&A"). Lower gross margin partially offset the adjusted net earnings growth, due primarily to higher commodity costs and unfavorable product mix within our segments, partially offset by favorable foreign currency exchange rate fluctuations. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

We increased our cash dividend for the first quarter of fiscal 2018 by 14.3 percent to $0.20 per share compared to the $0.175 per share cash dividend paid in the first quarter of fiscal 2017.

Inventory levels increased $37.2 million, or 9.3 percent, as of the end of the first quarter of fiscal 2018 mainly driven by higher planned sales for our upcoming key selling season and the impact of foreign currency exchange rates. Accounts receivable increased $14.9 million, or 8.1 percent, largely due to higher sales volume and the impact of foreign currency exchange rates. As of the end of the first quarter of fiscal 2018, field inventory levels were higher for both the Professional and Residential segments due to strong anticipated demand as we move into our key selling season.

Three-Year Employee Initiative - "Vision 2020"

Our current multi-year employee initiative, "Vision 2020", which began with our 2018 fiscal year, focuses on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. Through our Vision 2020 initiative, we have set specific goals intended to help us drive organic revenue and operating earnings growth.

Organic Revenue Growth

We intend to pursue strategic growth of our existing businesses and product categories with an organic revenue goal to achieve at least five percent or more of organic revenue growth in each of the three fiscal years of this initiative. For purposes of this goal, we define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year.

Operating Earnings

Additionally, as part of our new Vision 2020 initiative growth goals, we have set an operating earnings goal to increase operating earnings as a percentage of net sales to 15.5 percent or higher by the end of fiscal 2020.

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2018 were $548.2 million, up 6.3 percent compared to $515.8 million in the first quarter of fiscal 2017. The net sales increase for the quarter comparison was primarily due to strong channel demand for our Professional segment and Residential segment zero-turn radius riding mowers ahead of our key selling season, sales growth in our golf and grounds business, increased shipments of our rental and specialty construction equipment due to continued strong retail demand, and increased shipments of our ag-irrigation products due to favorable weather conditions. The net sales increase was partially offset by lower sales of our Professional segment and Residential segment snow and ice management products due to lower than average snowfall and snow events in key customer markets.

Net sales in international markets increased by 11.8 percent for the first quarter of fiscal 2018, mainly due to increased shipments of our Professional segment and Residential segment zero-turn radius riding mowers, growth of our golf and grounds business, and sales of Perrot-branded irrigation products. Changes in foreign currency exchange rates positively impacted our international net sales by approximately $3.3 million for the first quarter of fiscal 2018.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	February 2, 2018	February 3, 2017
Net sales	100.0%	100.0%
Cost of sales	(62.7)	(62.5)
Gross profit	37.3	37.5
Selling, general and administrative expense	(25.1)	(25.8)
Operating earnings	12.2	11.7
Interest expense	(0.9)	(0.9)
Other income, net	0.8	0.7
Provision for income taxes	(8.0)	(2.8)
Net earnings	4.1%	8.7%

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2018 was 37.3 percent, down 20 basis points when compared to the first quarter of fiscal 2017. This decrease was primarily due to higher commodity costs and unfavorable product mix within our segments, partially offset by favorable foreign currency exchange rate fluctuations.

Selling, General, and Administrative Expense

SG&A expense increased $4.4 million, or 3.3 percent, for the first quarter of fiscal 2018 when compared to the first quarter of fiscal 2017. As a percentage of net sales, SG&A expense decreased 70 basis points to 25.1 percent for the first quarter of fiscal 2018. The decrease as a percentage of net sales was primarily due to the leveraging of expenses over higher sales volume.

Interest Expense

Interest expense for the first quarter of fiscal 2018 decreased by 1.3 percent.

Other Income, Net

Other income, net for the first quarter of fiscal 2018 increased by $0.4 million or 10.7 percent when compared to the first quarter of fiscal 2017. This increase was driven mainly by higher interest income on marketable securities, partially offset by foreign currency exchange rate losses.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2018 was 66.0 percent compared to 24.5 percent in the first quarter of 2017. The first quarter of fiscal 2018 effective tax rate was significantly impacted by the enactment of the Tax Act. This increase was driven by the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $20.5 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $12.6 million, payable over eight years. The unfavorable impact of these one-time charges was partially offset by a benefit of $4.9 million resulting from the reduction in the federal corporate tax rate. The adjusted effective tax rate for the first quarter of fiscal 2018 was 21.5 percent, compared to an adjusted effective tax rate of 32.7 percent in the same period last year. The adjusted effective tax rate excludes one-time charges associated with the Tax Act of $33.1 million and a benefit of $3.6 million for the excess tax deduction for share-based compensation. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Net Earnings

Net earnings for the first quarter of fiscal 2018 were $22.6 million, or $0.21 per diluted share, compared to $45.0 million, or $0.41 per diluted share, for the first quarter of fiscal 2017. The first quarter of fiscal 2018 net earnings were significantly impacted by the enactment of the Tax Act. As previously mentioned, the impact from the enactment of the Tax Act was driven by the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $20.5 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $12.6 million, payable over eight years. The unfavorable impact of these one-time charges was partially offset by a benefit of $4.9 million resulting from the reduction in the federal corporate tax rate. Adjusted net earnings for the first quarter of fiscal 2018 were $52.1 million, or $0.48 per diluted share, compared to $40.1 million, or $0.37 per diluted share, for the first quarter of fiscal 2017, an increase of 30.0 percent. The first quarter of fiscal 2018 adjusted net earnings excludes one-time charges associated with the Tax Act of $33.1 million, or $0.30 per diluted share and a benefit of $3.6 million, or $0.03 per diluted share, for the excess tax deduction for share-based compensation. The first quarter of fiscal 2017 adjusted net earnings excludes a benefit of $4.9 million, or $0.04 per diluted share, for the excess tax deduction for share-based compensation. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

BUSINESS SEGMENTS

We operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly-owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables. Operating earnings for our Professional and Residential segments are defined as operating earnings plus other income, net. Operating loss for “Other” includes operating earnings (loss), corporate activities, other income, net, and interest expense.

The following table summarizes net sales by reportable business segment:

	Three Months Ended
(Dollars in thousands)	February 2, 2018	February 3, 2017	$ Change	% Change
Professional	$403,669	$371,809	$31,860	8.6%
Residential	142,507	140,390	2,117	1.5
Other	2,070	3,640	(1,570)	(43.1)
Total net sales*	$548,246	$515,839	$32,407	6.3%

*Includes international net sales of:	$146,790	$131,242	$15,548	11.8%

The following table summarizes reportable business segment earnings (loss) before income taxes:

	Three Months Ended
(Dollars in thousands)	February 2, 2018	February 3, 2017	$ Change	% Change
Professional	$75,912	$68,166	$7,746	11.4%
Residential	15,713	16,558	(845)	(5.1)
Other	(25,240)	(25,171)	(69)	(0.3)
Total earnings before income taxes	$66,385	$59,553	$6,832	11.5%

Professional Segment

Net Sales

Worldwide net sales for our Professional segment in the first quarter of fiscal 2018 increased 8.6 percent. This increase was primarily due to strong channel demand for our landscape contractor zero-turn radius riding mowers ahead of our key selling season, continued growth in our golf and grounds business with increased shipments of our Reelmaster® and Greensmaster® series mowers, increased shipments of our rental and specialty construction equipment due to continued strong retail demand, and increased shipments of our ag-irrigation products due to favorable weather conditions when compared to the first quarter of fiscal 2017. The net sales increase was partially offset by lower shipments of our snow and ice management products due to lower than average snowfall in key customer markets.

Operating Earnings

Operating earnings for the Professional segment in the first quarter of fiscal 2018 increased by 11.4 percent compared to the first quarter of fiscal 2017, and when expressed as a percentage of net sales, increased to 18.8 percent from 18.3 percent. As a percentage of net sales, the operating earnings increase was primarily due to leveraging SG&A expense over higher sales volume, but was impacted by lower gross margins. The lower gross margins were mainly due to higher commodity costs and unfavorable segment product mix, partially offset by favorable foreign currency exchange rate fluctuations.

Residential Segment

Net Sales

Worldwide net sales for our Residential segment in the first quarter of fiscal 2018 increased 1.5 percent compared to the prior fiscal year period. This increase was primarily due to channel demand for our zero-turn radius mowers ahead of our key selling season, partially offset by lower residential snow product and service part sales, which were impacted by below average snowfall early in the season, paired with below average snow events in the Midwest.

Operating Earnings

Operating earnings for the Residential segment in the first quarter of fiscal 2018 decreased 5.1 percent compared to the first quarter of fiscal 2017, and when expressed as a percentage of net sales, decreased to 11.0 percent from 11.8 percent. As a percentage of net sales, the operating earnings decrease was primarily due to higher SG&A expense, driven by higher warranty expense due to product mix and higher marketing expense, in addition to lower gross margins. Gross margins decreased mainly due to higher commodity costs and unfavorable segment product mix, partially offset by favorable foreign currency exchange rate fluctuations.

Other Segment

Net Sales

Net sales for the Other segment include sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. The Other segment net sales in the first quarter of fiscal 2018 decreased by $1.6 million, due to strong Professional segment sales to our wholly owned domestic distribution company that are eliminated in our other segment.

Operating Loss

Operating loss for the Other segment decreased $0.1 million for the first quarter of fiscal 2018, primarily due to higher corporate expense, offset by higher interest income on marketable securities.

FINANCIAL POSITION

Working Capital

Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end users. Our average net working capital as a percentage of net sales for the twelve months ended February 2, 2018, was 13.8 percent compared to 15.1 percent for the twelve months ended February 3, 2017. We calculate our average net working capital as average net accounts receivable plus net inventory, less accounts payable for a twelve month period as percentage of rolling twelve month net sales.

Inventory levels were up $37.2 million, or 9.3 percent, as of the end of the first quarter of fiscal 2018 compared to the end of the first quarter of fiscal 2017, mainly driven by higher planned sales for our upcoming key selling season and the impact of foreign currency exchange rates. Accounts receivable as of the end of the first quarter of fiscal 2018 increased $14.9 million, or 8.1 percent, compared to the end of the first quarter of fiscal 2017, primarily due to higher sales volume and the impact of foreign currency exchange rates. Our average days sales outstanding for receivables decreased to 30.1 days, based on sales for the last twelve months ended February 2, 2018, compared to 30.8 days for the twelve months ended February 3, 2017. In addition, accounts payable increased $34.1 million, or 14.7 percent, as of the end of our first quarter of fiscal 2018 compared to the end of the first quarter of fiscal 2017, mainly due to negotiating payment terms with suppliers as a component of our working capital initiatives.

Cash Flow

Cash provided by operating activities for the first three months of fiscal 2018 decreased $7.2 million compared to the first three months of fiscal 2017, driven by changes in working capital, mainly cash used for purchases of inventory. Cash used in investing activities decreased $24.7 million during the first three months of fiscal 2018 compared to the first three months of fiscal 2017, primarily due to cash utilized for the acquisition of Perrot that closed during the first quarter of fiscal 2017. Cash used in financing activities for the first three months of fiscal 2018 decreased $8.1 million compared to the first three months of fiscal 2017, mainly due to less cash utilized for common stock repurchases, partially offset by higher payments on long-term debt and increased common stock dividends paid.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases for at least the next twelve months. As of February 2, 2018, cash and short-term investments held by our foreign subsidiaries were approximately $154.6 million.

Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and common stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $9.7 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of February 2, 2018 and February 3, 2017, we had no outstanding short-term debt under these lines of credit. As of February 2, 2018, we had $8.6 million of outstanding letters of credit and $151.1 million of unutilized availability under our credit agreements.

Additionally, as of February 2, 2018, we had $315.5 million outstanding in long-term debt that includes $100.0 million of 7.8 percent debentures due June 15, 2027, $123.8 million of 6.625 percent senior notes due May 1, 2037, a $94.3 million term loan, and partially offsetting debt issuance costs and deferred charges of $2.6 million related to our outstanding long-term debt. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of February 2, 2018, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of February 2, 2018, and we expect to be in compliance with all covenants during the remainder of fiscal 2018. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2018 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Cash Dividends

Our Board of Directors approved a cash dividend of $0.20 per share for the first quarter of fiscal 2018 that was paid on January 10, 2018. This was an increase of 14.3 percent over our cash dividend of $0.175 per share for the first quarter of fiscal 2017.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $8.7 million of receivables from us during the first three months of fiscal 2018. As of February 2, 2018, $12.9 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first three months of fiscal 2018, the average cost of commodities and components purchased were higher compared to the average cost of commodities and components purchased in the first three months of fiscal 2017. We intend to continue to closely follow the cost of commodities and components that affect our product lines, and we anticipate that the average cost for some commodities and components to be higher for the remainder of fiscal 2018, as compared to fiscal 2017. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilization of Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

NON-GAAP FINANCIAL MEASURES

We have provided non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as information supplemental and in addition to the most directly comparable financial measures that are calculated and presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.

The following table provides reconciliations of financial measures calculated and reported in accordance with GAAP as well as adjusted non-GAAP financial measures. We believe these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business. The following is a reconciliation of our net earnings, diluted earnings per share ("EPS"), and effective tax rate to our adjusted net earnings, adjusted diluted EPS, and adjusted effective tax rate:

(Dollars in thousands)	Net Earnings		Diluted EPS		Effective Tax Rate
Three Months Ended	February 2, 2018	February 3, 2017	February 2, 2018	February 3, 2017	February 2, 2018	February 3, 2017
As Reported - GAAP	$22,604	$44,990	$0.21	$0.41	66.0%	24.5%
Impacts of tax reform[1]:
Net deferred tax asset revaluation[2]	20,513	—	0.19	—	(30.9)%	—%
Deemed repatriation tax[3]	12,600	—	0.11	—	(19.0)%	—%
Benefit of the excess tax deduction for share-based compensation[4]	(3,576)	(4,868)	(0.03)	(0.04)	5.4%	8.2%
As Adjusted - Non-GAAP	$52,141	$40,122	$0.48	$0.37	21.5%	32.7%

[1]
The actual impact of the U.S. tax reform may differ from our estimates, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and changes in our structure or business model.

[2]
Signed into law on December 22, 2017, the Tax Act, reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018.  This reduction in rate requires the remeasurement of our net deferred taxes as of the date of enactment which resulted in a non-cash charge of $20.5 million.

[3]
The Tax Act imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates which resulted in a one-time charge of $12.6 million as of February 2, 2018, payable over eight years.

[4]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. During the first quarter of fiscal 2018, we recorded a discrete tax benefit of $3.6 million as an excess tax deduction for share-based compensation. The Tax Act reduced the U.S. federal corporate tax rate which reduced the tax benefit related to share-based compensation by $1.6 million as of February 2, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 for a discussion of our critical accounting policies and estimates.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluating existing or expired land easements under the amended lease guidance. ASU No. 2016-02, as augmented by ASU No. 2018-01, will become effective for us commencing in the first quarter of fiscal 2020. Entities are required to use a modified retrospective approach, with early adoption permitted. We are currently reviewing the revised guidance, assessing our leases, and related impact on our Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides for the reclassification of the stranded tax effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income ("AOCI") to retained earnings resulting from the Tax Act. The amendment also includes disclosure requirements regarding an entity's accounting policy for releasing income tax effects from AOCI. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.

We believe that all other recently issued accounting pronouncements from the FASB that we have not noted above, will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as “expect,” “strive,” “looking ahead,” “outlook,” “guidance,” “forecast,” “goal,” “optimistic,” “anticipate,” “continue,” “plan,” “estimate,” “project,” “believe,” “should,” “could,” “will,” “would,” “possible,” “may,” “likely,” “intend,” “can,” “seek,” “potential,” “pro forma,” or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•
Adverse economic conditions and outlook in the United States and in other countries in which we conduct business could adversely affect our net sales and earnings, which include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; increased unemployment rates; prolonged high unemployment rates; higher commodity and component costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.

•
Weather conditions, including unfavorable weather conditions exacerbated by global climate changes or otherwise, may reduce demand for some of our products and adversely affect our net sales and operating results, or may affect the timing of demand for some of our products and may adversely affect net sales and operating results in subsequent periods.

•	Fluctuations in foreign currency exchange rates have in the past affected our operating results and could continue to result in declines in our net sales and net earnings.

•
Increases in the cost, or disruption in the availability, of raw materials, components, parts and accessories containing various commodities that we purchase, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs or increased tariffs, duties or other charges as a result of changes to international trade agreements may adversely affect our profit margins and businesses.

•
Our Professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the extent to which property owners outsource their lawn care and snow and ice removal activities; residential and commercial construction activity; continued acceptance of, and demand for, ag-irrigation solutions; the timing and occurrence of winter weather conditions; demand for our products in the rental and specialty construction markets; availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

•
Our Residential segment net sales are dependent upon consumers buying our products at dealers, mass retailers, and home centers, such as The Home Depot, Inc.; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.

•
Our financial performance, including our profit margins and net earnings, can be impacted depending on the mix of products we sell during a given period, as our Professional segment products generally have higher profit margins than our Residential segment products. Similarly, within each segment, if we experience lower sales of products that generally carry higher profit margins, our financial performance, including profit margins and net earnings, could be negatively impacted.

•
We intend to grow our business in part through acquisitions and alliances, strong customer relations, and new joint ventures and partnerships, which could be risky and harm our business, reputation, financial condition, and operating results, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships.

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

•	Changes in the composition of, financial viability of, and/or the relationships with, our distribution channel customers could negatively impact our business and operating results.

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

•
If we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, including by incorporating new or emerging technologies that may become preferred by our customers, we may experience a decrease in demand for our products, and our net sales could be adversely affected.

•
Any disruption, including as a result of natural or man-made disasters, climate change-related events, work slowdowns, strikes, or other events, at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results.

•
Our production labor needs fluctuate throughout the year and any failure by us to hire and/or retain a production labor force to adequately staff our manufacturing operations, or by our production labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.

•
Management information systems are critical to our business. If our information systems or information security practices, or those of our business partners or third party service providers, fail to adequately perform and/or protect sensitive or confidential information, or if we, our business partners, or third party service providers experience an interruption in, or breach of, the operation of such systems or practices, including by theft, loss or damage from unauthorized access, security breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss or other disruptive events, our business, reputation, financial condition, and operating results could be adversely affected.

•
Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. Our products may infringe the proprietary rights of others.

•
Our business, properties, and products are subject to governmental regulation with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental regulation may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws and regulations in the U.S. or other countries in which we conduct business also may adversely affect our financial results, including as a result of, (i) taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Act, (ii) changes to, or adoption of new, healthcare laws or regulations, or (iii) changes to international trade agreements that could result in additional duties or other charges on raw materials, components, parts or accessories we import.

•	Changes in accounting standards or assumptions in applying accounting policies could adversely affect our financial statements, including our financial results and financial condition.

•	Climate change legislation, regulations, or accords may adversely impact our operations.

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

•	We are expanding and renovating our corporate and other facilities and could experience disruptions to our operations in connection with such efforts.

•
We may not achieve our projected financial information or other business initiatives, such as the goals of our "Vision 2020" initiative, in the time periods that we anticipate, or at all, which could have an adverse effect on our business, operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding interest rate risk and equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Refer below for further discussion on foreign currency exchange rate risk and commodity cost risk.

Additionally, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, within our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2017 for a complete discussion of our market risk.

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

To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset changes in values of the related exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, see Note 12 in our Notes to Condensed Consolidated Financial Statements under the heading "Derivative Instruments and Hedging Activities" included in Item 1 of this Quarterly Report on Form 10-Q.

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2018 through fiscal 2019. All items are non-trading and stated in U.S. dollars. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria; therefore, changes in their fair value are recorded in other income, net.

The average contracted rate, notional amount, pre-tax value of derivative instruments in accumulated other comprehensive loss ("AOCL"), and fair value impact of derivative instruments in other income, net, as of, and for the fiscal period ended, February 2, 2018 were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Pre-Tax Gain (Loss) in AOCL	Fair Value Impact Gain (Loss)
Buy US dollar/Sell Australian dollar	0.7744	$34,023.4	$(722.3)	$(909.7)
Buy US dollar/Sell Canadian dollar	1.3003	7,267.5	(424.9)	(17.0)
Buy US dollar/Sell Euro	1.1839	74,110.6	(3,251.5)	(1,704.2)
Buy US dollar/Sell British pound	1.3475	31,328.4	(1,104.9)	(926.1)
Buy Mexican peso/Sell US dollar	21.5331	$8,436.8	$663.1	$722.2

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.

Commodity Cost Risk

Some raw materials used in our products are exposed to commodity cost changes. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. We generally purchase commodities and components based upon market prices that are established with vendors as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. Further information regarding changing costs of commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section titled “Inflation.”

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities

Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our first quarter ended February 2, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our first quarter ended February 2, 2018:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
November 1, 2017 through December 1, 2017	293,499	$62.54	293,499	4,688,379
December 2, 2017 through December 29, 2017	188,016	65.07	188,016	4,500,363
December 30, 2017 through February 2, 2018	294,199	66.55	292,619	4,207,744
Total	775,714	$64.68	774,134

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 774,134 shares during the period indicated above under this program and 4,207,744 shares remained available to repurchase under this program as of February 2, 2018.

[2]
Includes 1,580 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $66.00 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,580 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 2, 2018, filed with the SEC on March 7, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended February 2, 2018 and February 3, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended February 2, 2018 and February 3, 2017, (iii) Condensed Consolidated Balance Sheets as of February 2, 2018, February 3, 2017, and October 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended February 2, 2018 and February 3, 2017, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 7, 2018	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)