Form 10-Q
period 2018-05-04
TORO CO
filed 2018-06-06
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2018

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

The number of shares of the registrant’s common stock outstanding as of June 1, 2018 was 105,193,660.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Net sales	$875,280	$872,767	$1,423,526	$1,388,606
Cost of sales	551,224	556,453	895,231	878,812
Gross profit	324,056	316,314	528,295	509,794
Selling, general and administrative expense	153,783	157,018	291,100	289,928
Operating earnings	170,273	159,296	237,195	219,866
Interest expense	(4,720)	(4,676)	(9,538)	(9,559)
Other income, net	3,613	3,701	7,894	7,567
Earnings before income taxes	169,166	158,321	235,551	217,874
Provision for income taxes	37,877	37,846	81,658	52,409
Net earnings	$131,289	$120,475	$153,893	$165,465

Basic net earnings per share of common stock	$1.23	$1.11	$1.44	$1.53

Diluted net earnings per share of common stock	$1.21	$1.08	$1.41	$1.48

Weighted-average number of shares of common stock outstanding — Basic	106,423	108,203	106,830	108,419

Weighted-average number of shares of common stock outstanding — Diluted	108,835	111,138	109,353	111,451

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Net earnings	$131,289	$120,475	$153,893	$165,465
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,663)	600	2,209	717
Derivative instruments, net of tax of $1,412; $(257); $833; and $29, respectively	3,760	1,741	981	1,962
Pension and retiree medical benefits	331	—	331	—
Other comprehensive income (loss), net of tax	(4,572)	2,341	3,521	2,679
Comprehensive income	$126,717	$122,816	$157,414	$168,144

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 4, 2018	May 5, 2017	October 31, 2017
ASSETS
Cash and cash equivalents	$206,100	$265,191	$310,256
Receivables, net	329,570	328,524	183,073
Inventories, net	394,801	341,576	328,992
Prepaid expenses and other current assets	47,758	41,272	37,565
Total current assets	978,229	976,563	859,886

Property, plant and equipment, gross	901,768	874,910	885,614
Less accumulated depreciation	656,420	650,633	650,384
Property, plant and equipment, net	245,348	224,277	235,230

Deferred income taxes	42,994	57,117	64,083
Goodwill	225,736	201,915	205,029
Other intangible assets, net	109,710	108,268	103,743
Other assets	33,730	30,618	25,816
Total assets	$1,635,747	$1,598,758	$1,493,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$13,000	$23,105	$26,258
Short-term debt	—	832	—
Accounts payable	303,911	273,600	211,752
Accrued liabilities	335,496	324,878	283,786
Total current liabilities	652,407	622,415	521,796

Long-term debt, less current portion	299,302	311,957	305,629
Deferred revenue	24,672	24,948	24,761
Deferred income taxes	1,770	—	1,726
Other long-term liabilities	34,269	31,667	22,783

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 105,456,188 shares as of May 4, 2018, 107,879,717 shares as of May 5, 2017, and 106,882,972 shares as of October 31, 2017	105,456	107,880	106,883
Retained earnings	538,470	535,648	534,329
Accumulated other comprehensive loss	(20,599)	(35,757)	(24,120)
Total stockholders’ equity	623,327	607,771	617,092
Total liabilities and stockholders’ equity	$1,635,747	$1,598,758	$1,493,787

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	May 4, 2018	May 5, 2017
Cash flows from operating activities:
Net earnings	$153,893	$165,465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(5,370)	(4,686)
Contributions to finance affiliate, net	(2,959)	(2,708)
Provision for depreciation and amortization	30,141	34,548
Stock-based compensation expense	5,565	6,629
Deferred income taxes	21,121	136
Other	(40)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(143,947)	(164,495)
Inventories, net	(62,575)	(30,100)
Prepaid expenses and other assets	(8,402)	(9,709)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	151,007	172,643
Net cash provided by operating activities	138,434	167,723

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,365)	(22,273)
Purchase of noncontrolling interest	(333)	—
Acquisitions, net of cash acquired	(31,202)	(24,181)
Net cash used in investing activities	(66,900)	(46,454)

Cash flows from financing activities:
Increase in short-term debt, net	—	832
Payments on long-term debt	(20,239)	(15,930)
Proceeds from exercise of stock options	5,778	8,222
Payments of withholding taxes for stock awards	(3,212)	(2,723)
Purchases of Toro common stock	(116,490)	(82,239)
Dividends paid on Toro common stock	(42,679)	(37,936)
Net cash used in financing activities	(176,842)	(129,774)

Effect of exchange rates on cash and cash equivalents	1,152	141

Net decrease in cash and cash equivalents	(104,156)	(8,364)
Cash and cash equivalents as of the beginning of the fiscal period	310,256	273,555
Cash and cash equivalents as of the end of the fiscal period	$206,100	$265,191

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 4, 2018

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the six months ended May 4, 2018 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2018.

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

United States Tax Reform

On December 22, 2017, the United States (“U.S.”) enacted Public Law No. 115-97 (“Tax Act”), originally introduced as the Tax Cuts and Jobs Act, to significantly modify the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change is effective January 1, 2018, resulting in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to the company.

In response to the Tax Act, the U.S. Securities and Exchange Commission (“SEC”) provided guidance by issuing Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under Accounting Standards Codification (“ASC”)

Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under SAB 118 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.

As of May 4, 2018, the company has not completed the accounting for the effects of the Tax Act. However, the company has estimated the impacts of the Tax Act in its annual effective tax rate, and has recorded provisional amounts for the remeasurement of deferred tax assets and liabilities and the deemed repatriation tax.

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

New Accounting Pronouncements Adopted

In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides for the reclassification of the stranded tax effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (“AOCI”) to retained earnings resulting from the Tax Act. The amendment also includes disclosure requirements regarding an entity's accounting policy for releasing income tax effects from AOCI. The company elected to early adopt this guidance as of the beginning of the second quarter of fiscal 2018. The company had $0.1 million of net stranded income tax effects in accumulated other comprehensive loss (“AOCL”) within the Condensed Consolidated Balance Sheets as a result of the lower U.S. federal corporate tax rate due to the enactment of the Tax Act. The net amount of stranded income tax effects within AOCL was determined under the portfolio approach and was derived from the deferred tax balances on the company’s pension and post-retirement benefit plans and cash flow hedging derivative instruments. The adoption of the guidance resulted in the transfer of $0.1 million of net stranded income tax effects out of AOCL and into retained earnings with no impact to total stockholders’ equity or net earnings.

Note 2 — Acquisitions

L.T. Rich Products, Inc.

Effective March 19, 2018, during the second quarter of fiscal 2018, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities for, L.T. Rich Products, Inc., a manufacturer of professional zero-turn spreader/sprayers, aerators, and snow and ice management equipment. The addition of these products broadens and strengthens the company’s Professional segment solutions for landscape contractors and grounds professionals.

The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of May 4, 2018, the company has not yet finalized the purchase accounting for this acquisition, but expects to finalize such purchase accounting within one year from the date of acquisition. Additional purchase accounting disclosures have been omitted given the immateriality of this acquisition in relation to the company's Consolidated Financial Condition and Results of Operations.

Regnerbau Calw GmbH

Effective January 1, 2017, during the first quarter of fiscal 2017, the company completed the acquisition of all the outstanding shares of Regnerbau Calw GmbH (“Perrot”), a privately held manufacturer of professional irrigation equipment. The addition of these products broadened and strengthened the company's irrigation solutions for the sport, agricultural, and industrial markets. The acquisition was funded with existing foreign cash and cash equivalents. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 4, 2018 was $29.0 million. The company has not guaranteed the outstanding indebtedness of Red Iron.

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

Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the six months ended May 4, 2018 and May 5, 2017 were $990.4 million and $959.8 million, respectively.

As of April 30, 2018, Red Iron’s total assets were $574.6 million and total liabilities were $510.2 million.

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

Inventories were as follows:

(Dollars in thousands)	May 4, 2018	May 5, 2017	October 31, 2017
Raw materials and work in process	$112,435	$96,723	$100,077
Finished goods and service parts	349,167	303,211	295,716
Total FIFO value	461,602	399,934	395,793
Less: adjustment to LIFO value	66,801	58,358	66,801
Total inventories, net	$394,801	$341,576	$328,992

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first six months of fiscal 2018 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2017	$194,464	$10,565	$205,029
Goodwill acquired	20,393	—	20,393
Translation adjustments	294	20	314
Balance as of May 4, 2018	$215,151	$10,585	$225,736

The components of other intangible assets as of May 4, 2018 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$18,287	$(11,937)	$6,350
Non-compete agreements	6,918	(6,806)	112
Customer-related	89,874	(21,284)	68,590
Developed technology	31,180	(27,872)	3,308
Trade names	2,351	(1,724)	627
Other	800	(800)	—
Total amortizable	149,410	(70,423)	78,987
Non-amortizable - trade names	30,723	—	30,723
Total other intangible assets, net	$180,133	$(70,423)	$109,710

The components of other intangible assets as of October 31, 2017 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,162	$(11,599)	$3,563
Non-compete agreements	6,896	(6,775)	121
Customer-related	87,461	(18,940)	68,521
Developed technology	30,212	(26,939)	3,273
Trade names	2,330	(1,637)	693
Other	800	(800)	—
Total amortizable	142,861	(66,690)	76,171
Non-amortizable - trade names	27,572	—	27,572
Total other intangible assets, net	$170,433	$(66,690)	$103,743

Amortization expense for intangible assets during the second quarter of fiscal 2018 was $1.8 million, compared to $2.5 million for the same period last fiscal year. Amortization expense for intangible assets during the first six months of fiscal 2018 was $3.6 million, compared to $4.9 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2018 and succeeding fiscal years is as follows: fiscal 2018 (remainder), $3.7 million; fiscal 2019, $6.7 million; fiscal 2020, $6.2 million; fiscal 2021, $5.8 million; fiscal 2022, $5.6 million; fiscal 2023, $5.2 million; and after fiscal 2023, $45.8 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of AOCL, net of tax, are as follows:

(Dollars in thousands)	May 4, 2018	May 5, 2017	October 31, 2017
Foreign currency translation adjustments	$19,094	$30,508	$21,303
Pension and post-retirement benefits	1,681	6,564	2,012
Cash flow hedging derivative instruments	(176)	(1,315)	805
Total accumulated other comprehensive loss	$20,599	$35,757	$24,120

The components and activity of AOCL for the first six months of fiscal 2018 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	(2,209)	85	(3,820)	(5,944)
Amounts reclassified from AOCL	—	(416)	2,839	2,423
Net current period other comprehensive income	(2,209)	(331)	(981)	(3,521)
Balance as of May 4, 2018	$19,094	$1,681	$(176)	$20,599

The components and activity of AOCL for the first six months of fiscal 2017 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive (income) loss before reclassifications	(922)	205	(1,219)	(1,936)
Amounts reclassified from AOCL	—	—	(743)	(743)
Net current period other comprehensive (income) loss	(922)	205	(1,962)	(2,679)
Balance as of May 5, 2017	$30,508	$6,564	$(1,315)	$35,757

For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 12, Derivative Instruments and Hedging Activities.

Note 7 — Stock-Based Compensation

The compensation costs related to stock-based awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Stock option awards	$1,240	$1,377	$2,415	$2,769
Restricted stock units	650	575	1,655	1,151
Performance share awards	551	1,059	965	2,171
Unrestricted common stock awards	—	—	530	538
Total compensation cost for stock-based awards	$2,441	$3,011	$5,565	$6,629

During the first six months of fiscal years 2018 and 2017, 8,388 and 11,412 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the board and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal years 2018 and 2017.

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

The following table illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2018	Fiscal 2017
Expected life of option in years	6.04	6.02
Expected stock price volatility	20.58%	22.15%
Risk-free interest rate	2.21%	2.03%
Expected dividend yield	0.97%	1.01%
Per share weighted-average fair value at date of grant	$14.25	$12.55

Performance Share Awards

Under the 2010 Plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2018 and 2017 was $65.40 and $54.52, respectively. No performance share awards were granted during the second quarter of fiscal 2018 and 2017.

Restricted Stock Unit Awards

Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2018 and 2017 was $65.82 and $56.67, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Basic
Weighted-average number of shares of common stock	106,423	108,203	106,804	108,398
Assumed issuance of contingent shares	—	—	26	21
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,423	108,203	106,830	108,419
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,423	108,203	106,830	108,419
Effect of dilutive securities	2,412	2,935	2,523	3,032
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,835	111,138	109,353	111,451

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 464,557 and 509,805 shares of common stock during the second quarter of fiscal 2018 and 2017, respectively, were excluded from diluted net earnings per share because they were anti-dilutive. Options to purchase 385,434 and 404,096 shares of common stock during the first six months of fiscal 2018 and 2017, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

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

The following tables present the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three Months Ended May 4, 2018	Professional	Residential	Other	Total
Net sales	$660,373	$212,169	$2,738	$875,280
Intersegment gross sales	10,664	107	(10,771)	—
Earnings (loss) before income taxes	$164,979	$26,304	$(22,117)	$169,166

(Dollars in thousands)
Three Months Ended May 5, 2017	Professional	Residential	Other	Total
Net sales	$610,896	$258,134	$3,737	$872,767
Intersegment gross sales	12,634	118	(12,752)	—
Earnings (loss) before income taxes	$149,011	$35,047	$(25,737)	$158,321

(Dollars in thousands)
Six Months Ended May 4, 2018	Professional	Residential	Other	Total
Net sales	$1,064,042	$354,676	$4,808	$1,423,526
Intersegment gross sales	17,122	163	(17,285)	—
Earnings (loss) before income taxes	240,891	42,017	(47,357)	235,551
Total assets	$963,564	$288,248	$383,935	$1,635,747

(Dollars in thousands)
Six Months Ended May 5, 2017	Professional	Residential	Other	Total
Net sales	$982,705	$398,524	$7,377	$1,388,606
Intersegment gross sales	17,190	192	(17,382)	—
Earnings (loss) before income taxes	217,177	51,605	(50,908)	217,874
Total assets	$892,610	$265,913	$440,235	$1,598,758

The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Corporate expenses	$(21,096)	$(26,250)	$(45,497)	$(50,211)
Interest expense	(4,720)	(4,676)	(9,538)	(9,559)
Other income	3,699	5,189	7,678	8,862
Total Other segment operating loss before income taxes	$(22,117)	$(25,737)	$(47,357)	$(50,908)

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

The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Beginning balance	$74,885	$72,573	$74,155	$72,158
Warranty provisions	17,219	17,180	27,789	26,795
Warranty claims	(8,876)	(8,507)	(18,716)	(18,301)
Changes in estimates	1,040	747	1,040	1,341
Ending balance	$84,268	$81,993	$84,268	$81,993

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

As of May 4, 2018, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $70.0 million.

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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 4, 2018	May 5, 2017	October 31, 2017
Derivative assets:
Derivatives designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	$1,168	$2,008	$1,014
Derivatives not designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	45	823	27
Total assets	$1,213	$2,831	$1,041
Derivative liabilities:
Derivatives designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	$179	$—	$1,563
Derivatives not designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	1,326	—	703
Total liabilities	$1,505	$—	$2,266

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

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 4, 2018	May 5, 2017	October 31, 2017
Derivative assets:
Forward currency contracts
Gross amounts of recognized assets	$1,343	$2,918	$1,055
Gross liabilities offset in the balance sheets	(130)	(87)	(14)
Net amounts of assets presented in the Consolidated Balance Sheets	$1,213	$2,831	$1,041
Derivative liabilities:
Forward currency contracts
Gross amounts of recognized liabilities	$(1,726)	$—	$(2,266)
Gross assets offset in the balance sheets	221	—	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(1,505)	$—	$(2,266)

The following tables present the impact and location of the amounts reclassified from AOCL into earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended May 4, 2018 and May 5, 2017:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Derivatives designated as cash flow hedging instruments
Forward currency contracts
Net sales	$(2,301)	$1,627	$3,868	$(526)
Cost of sales	295	(561)	(108)	2,267
Total derivatives designated as cash flow hedging instruments	$(2,006)	$1,066	$3,760	$1,741

	Six Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Derivatives designated as cash flow hedging instruments
Forward currency contracts
Net sales	$(3,312)	$2,066	$1,190	$(154)
Cost of sales	473	(1,323)	(209)	2,116
Total derivatives designated as cash flow hedging instruments	$(2,839)	$743	$981	$1,962

The company recognized immaterial gains within other income, net in net earnings during the second quarter and first six months of fiscal 2018 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. For the second quarter and first six months of fiscal 2017, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of May 4, 2018, the company expects to reclassify approximately $0.7 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
	May 4, 2018			May 5, 2017
(Dollars in thousands) Three Months Ended	Net Sales	Cost of Sales	Other Income, Net	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$875,280	$(551,224)	$3,613	$872,767	$(556,453)	$3,701
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts
Amount of gain (loss) reclassified from AOCL into earnings	(2,301)	295	—	1,627	(561)	—
Loss on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(80)	$(93)	$—	$—	$—	$(28)

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
	May 4, 2018			May 5, 2017
(Dollars in thousands) Six Months Ended	Net Sales	Cost of Sales	Other Income, Net	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,423,526	$(895,231)	$7,894	$1,388,606	$(878,812)	$7,567
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts
Amount of gain (loss) reclassified from AOCL into earnings	(3,312)	473	—	2,066	(1,323)	—
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(101)	$(118)	$—	$—	$—	$369

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts
Other income, net	$1,200	$(590)	$(616)	$554
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$1,200	$(590)	$(616)	$554

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

Recurring Fair Value Measurements

The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between levels for the company's recurring fair value measurements during the three and six months ended May 4, 2018 and May 5, 2017, or the twelve months ended October 31, 2017.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of May 4, 2018, May 5, 2017, and October 31, 2017, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 4, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,213	$—	$1,213	$—
Total assets	$1,213	$—	$1,213	$—
Liabilities:
Forward currency contracts	$1,505	$—	$1,505	$—
Total liabilities	$1,505	$—	$1,505	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 5, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2,831	$—	$2,831	$—
Total assets	$2,831	$—	$2,831	$—
Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,041	$—	$1,041	$—
Total assets	$1,041	$—	$1,041	$—
Liabilities:
Forward currency contracts	$2,266	$—	$2,266	$—
Total liabilities	$2,266	$—	$2,266	$—

Nonrecurring Fair Value Measurements

The company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as the result of an impairment charge. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:

•Company Overview
•Results of Operations
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
•Forward-Looking Information

We have provided non-GAAP financial measures, which are not calculated or presented in accordance with accounting principles generally accepted in the United States (“GAAP”), as information supplemental and in addition to the financial measures presented in this report that are calculated and presented in accordance with GAAP. This MD&A contains certain non-GAAP financial measures, consisting of adjusted net earnings, adjusted net earnings per diluted share, and an adjusted effective tax rate as measures of our operating performance. Management believes these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled “Non-GAAP Financial Measures” within this MD&A. These measures, however, should not be construed as an alternative to any other measure of performance determined in accordance with GAAP.

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

COMPANY OVERVIEW

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses and is presented as “Other.”

We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

RESULTS OF OPERATIONS

United States Tax Reform

On December 22, 2017, the United States (“U.S.”) enacted Public Law No. 115-97 (“Tax Act”), originally introduced as the Tax Cuts and Jobs Act, to significantly modify the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change was effective January 1, 2018, resulting in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to Toro.

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

As of May 4, 2018, we have not completed the accounting for the effects of the Tax Act. However, we have estimated the impacts of the Tax Act on our annual effective tax rate, and have recorded provisional amounts for the remeasurement of deferred tax assets and liabilities and the deemed repatriation tax.

While we have recorded provisional amounts for the items expected to most significantly impact our financial statements this year, our evaluation is not complete and, accordingly, we have not yet reached a final conclusion on the overall impacts of the Tax Act. We need additional time to obtain, prepare, and analyze information related to the applicable provisions of the Tax Act. The actual impact of the Tax Act may differ from the provisional amounts, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and changes in our structure or business model. Please reference the sections below titled “Provision for income taxes” and “Net earnings” within this MD&A for further information regarding the impacts of the Tax Act on us for the three and six month periods ended May 4, 2018.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled “Non-GAAP Financial Measures” within this MD&A.

Overview

For the second quarter of fiscal 2018, our net sales increased 0.3 percent, as compared to the second quarter of fiscal 2017. Year-to-date fiscal 2018 net sales increased 2.5 percent compared to the same period in the prior fiscal year. Professional segment net sales increased 8.1 percent and 8.3 percent for the second quarter and year-to-date comparisons, respectively. The second quarter and year-to-date Professional segment sales increases were driven primarily by strong channel demand and a successful new product introduction for our landscape contractor zero-turn radius riding mowers as channel partners prepared for the upcoming turf season, continued growth in our golf and grounds business, strong retail demand of our rental and specialty construction equipment, increased shipments of our ag-irrigation products due to favorable weather conditions in key regions, increased shipments of our snow and ice management products, and sales of new products as a result of our acquisition of L.T. Rich Products, Inc. Residential segment net sales were down 17.8 percent for the second quarter comparison, mainly due to decreased net sales of our zero-turn radius riding mowers and walk power mowers primarily attributable to unfavorable spring weather conditions, as well as channel demand pulled forward into the first quarter of fiscal 2018. These Residential segment decreases were partially offset by increased sales of Pope-branded irrigation products and higher shipments of snow product due to late snowfall in the second quarter of fiscal 2018. Residential segment net sales decreased 11.0 percent for the year-to-date comparison, primarily due to decreased net sales of walk power mowers and zero-turn radius riding mowers primarily attributable to unfavorable spring weather conditions, as well as fewer shipments of snow product due to below average snowfall early in the fiscal 2018 season. These Residential segment decreases were partially offset by increased sales of Pope-branded irrigation products.

Changes in foreign currency exchange rates resulted in an increase of our net sales of approximately $7.9 million and $13.2 million for the second quarter and year-to-date periods of fiscal 2018, respectively.

Net earnings for the second quarter of fiscal 2018 were $131.3 million compared to $120.5 million for the second quarter of fiscal 2017. Adjusted net earnings for the second quarter of fiscal 2018 were $130.3 million compared to $109.4 million for the prior year comparative period, an increase of 19.0 percent. The primary factors contributing to the adjusted net earnings increase for the second quarter of fiscal 2018 included increased gross margin and decreased selling, general, and administrative (“SG&A”) expenses as a percentage of net sales. Net earnings for the first six months of fiscal 2018 were $153.9 million, which was lower than the comparable fiscal 2017 reported net earnings of $165.5 million, due primarily to the one-time impacts of the Tax Act during the current fiscal year period. Adjusted year-to-date fiscal 2018 net earnings were $182.4 million, compared to adjusted net earnings of $149.5 million in the comparable fiscal 2017 period, an increase of 22.0 percent. The adjusted net earnings growth for the year-to-date period of fiscal 2018 was primarily attributable to increased gross margin and increased sales while leveraging SG&A expenses. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled “Non-GAAP Financial Measures” within this MD&A. No adjustments to provisional amounts related to the enactment of the Tax Act were recorded during the second quarter of fiscal 2018.

We increased our cash dividend for the second quarter of fiscal 2018 by 14.3 percent to $0.20 per share compared to the $0.175 per share cash dividend paid in the second quarter of fiscal 2017.

Inventory levels increased $53.2 million, or 15.6 percent, as of the end of the second quarter of fiscal 2018, mainly driven by lower than anticipated sales due to unfavorable spring weather conditions and the impact of foreign currency exchange rates. Accounts receivable increased $1.0 million, or 0.3 percent, largely due to higher Professional segment sales volume and the impact of foreign currency exchange rates, partially offset by lower Residential segment sales due to unfavorable spring weather conditions. As of the end of the second quarter of fiscal 2018, field inventory levels were higher due to strong anticipated demand for Professional segment products as channel partners prepared for the turf season and softened retail demand for Residential segment walk power mowers due to unfavorable spring weather conditions, partially offset by lower Professional and Residential segment snow product inventory due to late snowfall in the second quarter of fiscal 2018.

Three-Year Employee Initiative - “Vision 2020”

Our current multi-year employee initiative, “Vision 2020”, which began with our 2018 fiscal year, focuses on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. Through our Vision 2020 initiative, we have set specific goals intended to help us drive organic revenue and operating earnings growth.

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

Net Sales

Worldwide consolidated net sales for the second quarter of fiscal 2018 were $875.3 million, up 0.3 percent compared to $872.8 million in the second quarter of fiscal 2017. The net sales increase for the quarter comparison was primarily due to strong Professional segment net sales driven by strong channel demand and a successful new product introduction for our landscape contractor zero-turn radius riding mowers as channel partners prepared for the upcoming turf season, increased shipments of our snow and ice management products, continued growth in our golf and grounds business, strong retail demand of our rental and specialty construction equipment, sales of new products as a result of our acquisition of L.T. Rich Products, Inc., increased shipments of our ag-irrigation products due to favorable weather conditions in key regions, and increased sales of Pope-branded irrigation products. These net sales increases were partially offset by the impact of unfavorable spring weather conditions, which drove decreased Residential segment net sales of our zero-turn radius riding mowers and walk power mowers. For the year-to-date period of fiscal 2018, net sales were $1,423.5 million, up 2.5 percent from the same period in the prior fiscal year. The year-to-date net sales increase was primarily due to strong channel demand and a successful new product introduction for our landscape contractor zero-turn radius riding mowers, continued growth in our golf and grounds business, strong retail demand of our rental and specialty construction equipment, increased shipments of our ag-irrigation products and our snow and ice management products, sales of new products as a result of our acquisition of L.T. Rich Products, Inc., and increased sales of Pope-branded irrigation products. These net sales increases were partially offset by the impact of unfavorable spring weather conditions, which drove decreased Residential segment net sales of our walk power mowers and zero-turn radius riding mowers, as well as fewer shipments of Residential snow product due to below average snowfall early in the fiscal 2018 season.

Net sales in international markets increased by 2.7 percent and 6.3 percent for the second quarter and year-to-date periods of fiscal 2018, respectively. The net sales increase for the quarter comparison was mainly due to strong demand for our rental and specialty construction equipment, increased shipments of our Professional segment zero-turn radius riding mowers, and increased sales of Perrot-branded and Pope-branded irrigation products. These increases were partially offset by fewer shipments of Residential segment zero-turn radius riding mowers and walk power mowers due to unfavorable weather conditions across Europe during the second quarter of fiscal 2018. The net sales increase for the year-to-date period of fiscal 2018 was primarily due to increased shipments of our Professional segment and Residential segment zero-turn radius riding mowers, increased sales of Perrot-branded and Pope-branded irrigation products, and strong demand for our rental and specialty construction equipment. Changes in foreign currency exchange rates positively impacted our international net sales by approximately $7.9 million and $13.2 million for the second quarter and year-to-date periods of fiscal 2018, respectively.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(63.0)	(63.8)	(62.9)	(63.3)
Gross profit	37.0	36.2	37.1	36.7
Selling, general and administrative expense	(17.5)	(18.0)	(20.4)	(20.9)
Operating earnings	19.5	18.2	16.7	15.8
Interest expense	(0.5)	(0.5)	(0.7)	(0.6)
Other income, net	0.3	0.4	0.5	0.5
Provision for income taxes	(4.3)	(4.3)	(5.7)	(3.8)
Net earnings	15.0%	13.8%	10.8%	11.9%

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2018 was 37.0 percent, up 80 basis points when compared to the second quarter of fiscal 2017. This increase was primarily due to the impact of segment mix, favorable foreign currency exchange rate fluctuations, improved price realization on Professional segment products, and cost reduction efforts, partially offset by higher commodity costs. Gross profit as a percentage of net sales for the fiscal 2018 year-to-date period was 37.1 percent, up 40 basis points when compared with the prior year comparative period. The year-to-date comparison results were also due mainly to favorable foreign currency exchange rate fluctuations, the impact of segment mix, improved price realization on Professional segment products, and cost reduction efforts, partially offset by higher commodity costs.

Selling, General, and Administrative Expense

SG&A expense decreased $3.2 million, or 2.1 percent, for the second quarter of fiscal 2018 and increased $1.2 million, or 0.4 percent, for the year-to-date period of fiscal 2018. As a percentage of net sales, SG&A expense decreased 50 basis points for the second quarter of fiscal 2018 and decreased 50 basis points for the year-to-date period of fiscal 2018. The decrease as a percentage of net sales for the second quarter comparison was primarily due to lower incentive compensation expense, partially offset by increased warehousing costs due to higher inventory levels and plant-to-warehouse freight costs and increased engineering expense. The decrease as a percentage of net sales for the year-to-date comparison was primarily due to lower incentive compensation expense and the leveraging of expenses over higher sales volume.

Interest Expense

Interest expense increased by 0.9 percent for the second quarter of fiscal 2018 and decreased 0.2 percent for the year-to-date period of fiscal 2018.

Other Income, Net

Other income, net for the second quarter of fiscal 2018 decreased $0.1 million when compared to the second quarter of fiscal 2017. The decrease was primarily due to costs incurred for litigation settlements, partially offset by higher interest income on marketable securities and higher earnings from our equity investment in Red Iron. Other income, net for the year-to-date period of fiscal 2018 increased $0.3 million compared to the same period of fiscal 2017. This increase was driven mainly by higher interest income on marketable securities and higher earnings from our equity investment in Red Iron, partially offset by foreign currency exchange rate losses and costs incurred for litigation settlements.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2018 was 22.4 percent compared to 23.9 percent in the second quarter of 2017. The decrease for the second quarter of fiscal 2018 was primarily driven by a $16.4 million benefit resulting from the reduction in the federal corporate tax rate from the enactment of the Tax Act on all items other than the excess tax deduction for share-based compensation. This decrease was partially offset by a $10.0 million year-over-year decrease in the benefit of the excess tax deduction for share-based compensation, which includes a $0.5 million unfavorable impact on the benefit due to the reduction in the federal corporate tax rate. The adjusted effective tax rate for the second quarter of fiscal 2018 was 23.0 percent, compared to an adjusted effective tax rate of 30.9 percent in the same period last year. The decrease for the second quarter of fiscal 2018 was driven by the benefit resulting from the reduction in the federal corporate tax rate from the enactment of the Tax Act. The adjusted effective tax rate for the second quarter of fiscal 2018 excludes a benefit of $1.0 million for the excess tax deduction for share-based compensation. The adjusted effective tax rate for the second quarter of fiscal 2017 excludes a benefit of $11.1 million for the excess tax deduction for share-based compensation.

The effective tax rate for the year-to-date period of fiscal 2018 was 34.7 percent compared to 24.1 percent in the same period of fiscal 2017. The effective tax rate was significantly impacted by the enactment of the Tax Act for the year-to-date period of fiscal 2018. This increase was driven by the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $20.5 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $12.6 million, payable over eight years. In addition to these one-time charges resulting from the Tax Act, the increase in the effective tax rate was driven by an $11.3 million year-over-year decrease in the benefit of the excess tax deduction for share-based compensation, which includes a $2.0 million unfavorable impact on the benefit due to the reduction in the federal corporate tax rate. These increases were partially offset by a benefit of $22.9 million resulting from the reduction in the federal corporate tax rate on all items other than the excess tax deduction for share-based compensation. The adjusted effective tax rate for the year-to-date period of fiscal 2018 was 22.6 percent, compared to an adjusted effective tax rate of 31.4 percent in the same period of fiscal 2017. The adjusted effective tax rate for fiscal 2018 excludes one-time charges associated with the Tax Act of $33.1 million and a benefit of $4.6 million for the excess tax deduction for share-based compensation. The adjusted effective tax rate for fiscal 2017 excludes the benefit of $15.9 million for the excess tax deduction for share-based compensation.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled “Non-GAAP Financial Measures” within this MD&A.

Net Earnings

Net earnings for the second quarter of fiscal 2018 were $131.3 million, or $1.21 per diluted share, compared to $120.5 million, or $1.08 per diluted share, for the second quarter of fiscal 2017. The primary factors contributing to the net earnings increase for the second quarter comparison included increased gross margin and decreased SG&A expense as a percentage of net sales. Adjusted net earnings for the second quarter of fiscal 2018 were $130.3 million, or $1.20 per diluted share, compared to $109.4 million, or $0.98 per diluted share, for the second quarter of fiscal 2017, an increase of 19.0 percent. The second quarter of fiscal 2018 adjusted net earnings excludes a benefit of $1.0 million, or $0.01 per diluted share, for the excess tax deduction for share-based compensation. The second quarter of fiscal 2017 adjusted net earnings excludes a benefit of $11.1 million, or $0.10 per diluted share, for the excess tax deduction for share-based compensation.

Year-to-date net earnings in fiscal 2018 were $153.9 million, or $1.41 per diluted share, compared to $165.5 million, or $1.48 per diluted share, in the prior year comparative period. Net earnings for the year-to-date period of fiscal 2018 were significantly impacted by the enactment of the Tax Act. As previously mentioned, the impact from the enactment of the Tax Act was driven by the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $20.5 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $12.6 million, payable over eight years. The unfavorable impact of these one-time charges was partially offset by a benefit of $20.9 million resulting from the reduction in the federal corporate tax rate. Adjusted net earnings for the year-to-date period of fiscal 2018 were $182.4 million, or $1.68 per diluted share, compared to $149.5 million, or $1.34 per diluted share, for the prior year comparable period, an increase of 25.4 percent. The year-to-date period of fiscal 2018 adjusted net earnings excludes one-time charges associated with the Tax Act of $33.1 million, or $0.31 per diluted share, and a benefit of $4.6 million, or $0.04 per diluted share, for the excess tax deduction for share-based compensation. The comparable period of fiscal 2017 adjusted net earnings excludes a benefit of $15.9 million, or $0.14 per diluted share, for the excess tax deduction for share-based compensation.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled “Non-GAAP Financial Measures” within this MD&A.

BUSINESS SEGMENTS

We operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly-owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as “Other” in the following tables. Segment earnings for our Professional and Residential segments are defined as operating earnings plus other income, net. Segment loss for “Other” includes operating earnings (loss), corporate activities, other income, net, and interest expense.

The following tables summarize net sales by reportable business segment:

	Three Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	$ Change	% Change
Professional	$660,373	$610,896	$49,477	8.1%
Residential	212,169	258,134	(45,965)	(17.8)
Other	2,738	3,737	(999)	(26.7)
Total net sales*	$875,280	$872,767	$2,513	0.3%

*Includes international net sales of:	$207,079	$201,641	$5,438	2.7%

	Six Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	$ Change	% Change
Professional	$1,064,042	$982,705	$81,337	8.3%
Residential	354,676	398,524	(43,848)	(11.0)
Other	4,808	7,377	(2,569)	(34.8)
Total net sales*	$1,423,526	$1,388,606	$34,920	2.5%

*Includes international net sales of:	$353,869	$332,883	$20,986	6.3%

The following tables summarize reportable business segment earnings (loss):

	Three Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	$ Change	% Change
Professional	$164,979	$149,011	$15,968	10.7%
Residential	26,304	35,047	(8,743)	(24.9)
Other	(22,117)	(25,737)	3,620	14.1
Total segment earnings	$169,166	$158,321	$10,845	6.9%

	Six Months Ended
(Dollars in thousands)	May 4, 2018	May 5, 2017	$ Change	% Change
Professional	$240,891	$217,177	$23,714	10.9%
Residential	42,017	51,605	(9,588)	(18.6)
Other	(47,357)	(50,908)	3,551	7.0
Total segment earnings	$235,551	$217,874	$17,677	8.1%

Professional Segment

Segment Net Sales

Worldwide net sales for our Professional segment increased 8.1 percent and 8.3 percent for the second quarter and year-to-date comparisons, respectively. These increases for the second quarter and year-to-date comparisons were driven primarily by strong channel demand for our landscape contractor zero-turn radius riding mowers and a successful new product introduction for our diesel-powered Exmark® Lazer ZTM as channel partners prepared for the upcoming turf season, continued growth in our golf and grounds business with increased shipments of our Reelmaster® and Groundsmaster® series mowers, strong retail demand of our

Dingo® TX 1000 compact utility loader within our rental and specialty construction business, increased shipments of our ag-irrigation products due to favorable weather conditions in key regions, increased shipments of our snow and ice management products, and sales of new products as a result of our acquisition of L.T. Rich Products, Inc.

Segment Earnings

Professional segment earnings for the second quarter of fiscal 2018 increased by 10.7 percent compared to the second quarter of fiscal 2017, and when expressed as a percentage of net sales, increased to 25.0 percent from 24.4 percent. As a percentage of net sales, the segment earnings increase was primarily due to higher gross margins driven by favorable foreign currency exchange rate fluctuations, improved price realization on Professional segment products, and cost reduction efforts, partially offset by higher commodity costs. Lower SG&A expenses also contributed to the increase in segment earnings mainly due to lower incentive compensation expense. For the year-to-date period of fiscal 2018, Professional segment earnings increased by 10.9 percent compared to the same period in the prior fiscal year and increased to 22.6 percent from 22.1 percent as a percentage of net sales for the year-to-date period of fiscal 2017. As a percentage of net sales, the segment earnings increase was primarily due to lower incentive compensation expense and leveraging SG&A expense over higher sales volume, as gross margin was flat for the year-to-date comparison.

Residential Segment

Segment Net Sales

Worldwide net sales for our Residential segment for the second quarter and year-to-date periods of fiscal 2018 decreased 17.8 percent and 11.0 percent, respectively, compared to the prior fiscal year period. The Residential segment net sales decrease for the second quarter comparison was primarily due to decreased net sales of our zero-turn radius riding mowers and walk power mowers primarily attributable to unfavorable spring weather conditions, as well as channel demand pulled forward into the first quarter of fiscal 2018, partially offset by increased sales of Pope-branded irrigation products and higher shipments of snow product due to late snowfall in the second quarter of fiscal 2018. The Residential segment net sales decrease for the year-to-date comparison was primarily driven by decreased net sales of walk power mowers and zero-turn radius riding mowers primarily attributable to unfavorable spring weather conditions, as well as fewer shipments of snow product due to below average snowfall early in the fiscal 2018 season. These Residential segment decreases were partially offset by increased sales of Pope-branded irrigation products.

Segment Earnings

Residential segment earnings for the second quarter of fiscal 2018 decreased 24.9 percent compared to the second quarter of fiscal 2017, and when expressed as a percentage of net sales, decreased to 12.4 percent from 13.6 percent. For the year-to-date period of fiscal 2018, Residential segment earnings decreased 18.6 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, decreased to 11.8 percent from 12.9 percent. As a percentage of net sales, the segment earnings decreases for the second quarter and year-to-date comparisons were primarily due to lower gross margins due to higher commodity costs and the impact of segment product mix, partially offset by favorable foreign currency exchange rate fluctuations and cost reduction efforts. Higher SG&A expenses also contributed to the decrease in segment earnings for the year-to-date comparison due to higher warehousing costs driven by increased inventory levels and plant-to-warehouse freight costs and increased engineering costs for new product development, partially offset by lower incentive compensation expense.

Other Segment

Segment Net Sales

Net sales for the Other segment include sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. The Other segment net sales in the second quarter and year-to-date periods of fiscal 2018 decreased by $1.0 million and $2.6 million, respectively, mainly due to decreased sales of our golf and grounds equipment through our wholly owned domestic distribution company.

Segment Loss

Other segment loss decreased $3.6 million for the second quarter and year-to-date periods of fiscal 2018, primarily due to lower incentive compensation expense, higher interest income on marketable securities, and higher earnings from our equity investment in Red Iron.

FINANCIAL POSITION

Working Capital

Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Our average net working capital as a percentage of net sales for the twelve months ended May 4, 2018, was 14.0 percent compared to 14.4 percent for the twelve months ended May 5, 2017. We calculate our average net working capital as average net accounts receivable plus net inventory, less accounts payable for a twelve month period as percentage of rolling twelve month net sales.

Inventory levels were up $53.2 million, or 15.6 percent, as of the end of the second quarter of fiscal 2018 compared to the end of the second quarter of fiscal 2017, mainly driven by lower than anticipated sales due to unfavorable spring weather conditions and the impact of foreign currency exchange rates. Accounts receivable as of the end of the second quarter of fiscal 2018 increased $1.0 million, or 0.3 percent, compared to the end of the second quarter of fiscal 2017, largely due to higher Professional segment sales volume and the impact of foreign currency exchange rates, partially offset by lower Residential segment sales due to unfavorable spring weather conditions. Our average days sales outstanding for receivables increased to 30.3 days, based on sales for the last twelve months ended May 4, 2018, compared to 30.1 days for the twelve months ended May 5, 2017. In addition, accounts payable increased $30.3 million, or 11.1 percent, as of the end of our second quarter of fiscal 2018 compared to the end of the second quarter of fiscal 2017, mainly due to negotiating payment terms with suppliers as a component of our working capital initiatives.

Cash Flow

Cash provided by operating activities for the first six months of fiscal 2018 decreased $29.3 million compared to the first six months of fiscal 2017, primarily driven by changes in working capital, mainly cash used for purchases of inventory and a lower year-over-year benefit from extending accounts payable terms with suppliers as a component of our working capital initiatives. Cash used in investing activities increased $20.4 million during the first six months of fiscal 2018 compared to the first six months of fiscal 2017, primarily due to cash utilized for purchases of property, plant and equipment and the acquisition of L.T. Rich Products, Inc. that closed during the second quarter of fiscal 2018. Cash used in financing activities for the first six months of fiscal 2018 increased $47.1 million compared to the first six months of fiscal 2017, mainly due to cash utilized for common stock repurchases, increased common stock dividends paid, and higher payments on long-term debt.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases for at least the next twelve months. As of May 4, 2018, cash and short-term investments held by our foreign subsidiaries were approximately $142.2 million.

Seasonal cash requirements are financed from operations, cash on hand, and with short-term financing arrangements, including our $150.0 million unsecured senior five-year revolving credit facility that expires in October 2019. Included in our $150.0 million revolving credit facility is a $20.0 million sublimit for standby letters of credit and a $20.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $100.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful purposes, including, but not limited to, acquisitions and common stock repurchases. Interest expense on this credit line is determined based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. In addition, our non-U.S. operations maintain short-term lines of credit in the aggregate amount of approximately $6.0 million. These facilities bear interest at various rates depending on the rates in their respective countries of operation. As of May 4, 2018 we had no outstanding short-term debt under these lines of credit, compared to $0.8 million of outstanding short-term debt under these lines of credit as of May 5, 2017. As of May 4, 2018, we had $4.2 million of outstanding letters of credit and $151.8 million of unutilized availability under our credit agreements.

Additionally, as of May 4, 2018, we had $312.3 million outstanding in long-term debt that includes $100.0 million of 7.8 percent debentures due June 15, 2027, $123.8 million of 6.625 percent senior notes due May 1, 2037, a $91.0 million term loan, and partially offsetting debt issuance costs and deferred charges of $2.5 million related to our outstanding long-term debt. The term loan bears interest based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. The term loan can be repaid in part or in full at any time without penalty, but in any event must be paid in full by October 2019.

Our revolving and term loan credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratios; and negative covenants, which among other things, limit loans and investments, disposition of assets, consolidations and mergers, transactions with affiliates, restricted payments, contingent obligations, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as our debt to EBITDA ratio from the previous quarter compliance certificate is less than or equal to 3.25, provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of May 4, 2018, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of May 4, 2018, and we expect to be in compliance with all covenants during the remainder of fiscal 2018. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our short-term debt under our credit agreement. If our credit rating falls below investment grade and/or our average debt to EBITDA ratio rises above 1.50, the basis point spread over LIBOR (or other rates quoted by the Administrative Agent, Bank of America, N.A.) we currently pay on outstanding debt under the credit agreement would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2018 by Standard and Poor’s Ratings Group at BBB and by Moody’s Investors Service at Baa3.

Cash Dividends

Our Board of Directors approved a cash dividend of $0.20 per share for the second quarter of fiscal 2018 that was paid on April 18, 2018. This was an increase of 14.3 percent over our cash dividend of $0.175 per share for the second quarter of fiscal 2017.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $15.4 million of receivables from us during the first six months of fiscal 2018. As of May 4, 2018, $11.2 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2018, the average cost of commodities and components purchased were higher compared to the average cost of commodities and components purchased in the first six months of fiscal 2017. We intend to continue to closely follow the cost of commodities and components that affect our product lines, and we anticipate that the average cost for some commodities and components to be higher for the remainder of fiscal 2018, as compared to fiscal 2017. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilization of Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

The following tables provide reconciliations of financial measures calculated and reported in accordance with GAAP as well as adjusted non-GAAP financial measures for the three and six month periods ended May 4, 2018 and May 5, 2017. We believe these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business. The following is a reconciliation of our net earnings, diluted earnings per share (“EPS”), and effective tax rate to our adjusted net earnings, adjusted diluted EPS, and adjusted effective tax rate:

(Dollars in thousands)	Net Earnings		Diluted EPS		Effective Tax Rate
Three Months Ended	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
As Reported - GAAP	$131,289	$120,475	$1.21	$1.08	22.4%	23.9%
Impacts of tax reform[1]:
Net deferred tax asset revaluation[2]	—	—	—	—	—%	—%
Deemed repatriation tax[3]	—	—	—	—	—%	—%
Benefit of the excess tax deduction for share-based compensation[4]	(1,037)	(11,059)	(0.01)	(0.10)	0.6%	7.0%
As Adjusted - Non-GAAP	$130,252	$109,416	$1.20	$0.98	23.0%	30.9%

(Dollars in thousands)	Net Earnings		Diluted EPS		Effective Tax Rate
Six Months Ended	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017	May 4, 2018	May 5, 2017
As Reported - GAAP	$153,893	$165,465	$1.41	$1.48	34.7%	24.1%
Impacts of tax reform[1]:
Net deferred tax asset revaluation[2]	20,513	—	0.19	—	(8.7)%	—%
Deemed repatriation tax[3]	12,600	—	0.12	—	(5.3)%	—%
Benefit of the excess tax deduction for share-based compensation[4]	(4,613)	(15,927)	(0.04)	(0.14)	1.9%	7.3%
As Adjusted - Non-GAAP	$182,393	$149,538	$1.68	$1.34	22.6%	31.4%

[1]
The actual impact of the U.S. tax reform may differ from our estimates, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and changes in our structure or business model.

[2]
Signed into law on December 22, 2017, the Tax Act, reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018.  This reduction in rate requires the re-measurement of the company's net deferred taxes as of the date of enactment which resulted in a non-cash charge of $20.5 million during the six month period ended May 4, 2018. No deferred tax remeasurement charges were recorded in the second quarter of fiscal 2018.

[3]
The Tax Act imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates which resulted in a one-time charge of $12.6 million during the six month period ended May 4, 2018, payable over eight years. No repatriation tax charges were recorded in the second quarter of fiscal 2018.

[4]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. We recorded discrete tax benefits of $1.0 million and $4.6 million as excess tax deductions for share-based compensation during the three and six months ended May 4, 2018, respectively. The Tax Act reduced the U.S. federal corporate tax rate, which reduced the tax benefit related to share-based compensation by $0.5 million and $2.0 million for the for the three and six month periods ended May 4, 2018, respectively.

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

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. The guidance permits the use of either a retrospective or cumulative effect transition method. We have elected to use a cumulative effect transition method for adoption of the amended guidance. We expect to adopt this guidance on November 1, 2018, as required, based on the new effective date. We are currently assessing our contracts with customers and developing related financial disclosures in order to evaluate the impact of the amended guidance on our existing revenue recognition policies, procedures, and internal controls. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. While we have not identified any material differences in the amount and timing of revenue recognition related to ASU 2014-09, our evaluation is not complete and, accordingly, we have not yet reached a conclusion on the overall impacts of adopting ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. ASU No. 2016-02, as augmented by ASU No. 2018-01 (the “amended guidance”), will become effective for us commencing in the first quarter of fiscal 2020. Entities are required to use a modified retrospective approach, with early adoption permitted. We are currently reviewing the amended guidance, assessing our leases, and evaluating the related impact on our Consolidated Financial Statements, Notes to Consolidated Financial Statements, business processes, internal controls, and information systems.

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

•
We may not achieve our projected financial information or other business initiatives, such as the goals of our “Vision 2020” initiative, in the time periods that we anticipate, or at all, which could have an adverse effect on our business, operating results and financial condition.

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

Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss (“AOCL”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria or have components that are excluded from cash flow hedge accounting; therefore, changes in their fair value are recorded in the Condensed Consolidated Statements of Earnings within the same line item as that of the underlying exposure. For additional information regarding our derivative instruments, see Note 12 in our Notes to Condensed Consolidated Financial Statements under the heading “Derivative Instruments and Hedging Activities” included in Item 1 of this Quarterly Report on Form 10-Q.

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2018 through fiscal 2019. All items are non-trading and stated in U.S. dollars. As of May 4, 2018, the average contracted rate, notional amount, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7681	$43,362.6	$1,012.2
Buy U.S. dollar/Sell Canadian dollar	1.2685	7,710.0	98.8
Buy U.S. dollar/Sell Euro	1.1687	57,849.6	(1,792.0)
Buy U.S. dollar/Sell British pound	1.3554	27,163.0	(220.2)
Buy Mexican peso/Sell U.S. dollar	21.4374	5,535.2	609.5
Buy Japanese yen/Sell U.S. dollar	109.7980	$60.1	$—

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our second quarter ended May 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our second quarter ended May 4, 2018:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
February 3, 2018 through March 2, 2018	465,593	$62.27	465,593	3,742,151
March 3, 2018 through March 30, 2018	260,935	62.13	260,935	3,481,216
March 31, 2018 through May 4, 2018	353,437	60.31	351,895	3,129,321
Total	1,079,965	$61.59	1,078,423

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 1,078,423 shares during the period indicated above under this program and 3,129,321 shares remained available to repurchase under this program as of May 4, 2018.

[2]
Includes 1,542 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $61.42 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,542 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2018, filed with the SEC on June 6, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended May 4, 2018 and May 5, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended May 4, 2018 and May 5, 2017, (iii) Condensed Consolidated Balance Sheets as of May 4, 2018, May 5, 2017, and October 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the six-month periods ended May 4, 2018 and May 5, 2017, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 6, 2018	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)