Form 10-Q
period 2018-08-03
TORO CO
filed 2018-09-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 3, 2018

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

The number of shares of the registrant’s common stock outstanding as of August 31, 2018 was 105,530,994.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Net sales	$655,821	$627,943	$2,079,347	$2,016,549
Cost of sales	422,168	401,158	1,317,399	1,279,970
Gross profit	233,653	226,785	761,948	736,579
Selling, general and administrative expense	140,759	139,001	431,859	428,929
Operating earnings	92,894	87,784	330,089	307,650
Interest expense	(4,676)	(4,750)	(14,214)	(14,309)
Other income, net	5,057	5,349	12,951	12,916
Earnings before income taxes	93,275	88,383	328,826	306,257
Provision for income taxes	14,266	19,979	95,924	72,388
Net earnings	$79,009	$68,404	$232,902	$233,869

Basic net earnings per share of common stock	$0.75	$0.63	$2.19	$2.16

Diluted net earnings per share of common stock	$0.73	$0.61	$2.14	$2.10

Weighted-average number of shares of common stock outstanding — Basic	105,751	108,456	106,474	108,434

Weighted-average number of shares of common stock outstanding — Diluted	108,070	111,457	108,930	111,460

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Net earnings	$79,009	$68,404	$232,902	$233,869
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,373)	12,300	(2,164)	13,017
Derivative instruments, net of tax of $485; $(2,262); $1,318; and $(2,236), respectively	1,449	(3,062)	2,430	(1,100)
Pension and retiree medical benefits	85	—	416	—
Other comprehensive income (loss), net of tax	(2,839)	9,238	682	11,917
Comprehensive income	$76,170	$77,642	$233,584	$245,786

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	August 3, 2018	August 4, 2017	October 31, 2017
ASSETS
Cash and cash equivalents	$250,871	$335,026	$310,256
Receivables, net	219,469	221,551	183,073
Inventories, net	364,497	349,022	328,992
Prepaid expenses and other current assets	38,187	42,550	37,565
Total current assets	873,024	948,149	859,886

Property, plant and equipment, gross	915,667	890,585	885,614
Less accumulated depreciation	666,165	663,659	650,384
Property, plant and equipment, net	249,502	226,926	235,230

Deferred income taxes	43,590	59,754	64,083
Goodwill	225,369	202,678	205,029
Other intangible assets, net	107,700	106,258	103,743
Other assets	35,572	25,779	25,816
Total assets	$1,534,757	$1,569,544	$1,493,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$23,056	$26,258
Accounts payable	229,041	211,453	211,752
Accrued liabilities	282,634	309,385	283,786
Total current liabilities	511,675	543,894	521,796

Long-term debt, less current portion	312,481	308,793	305,629
Deferred revenue	25,087	24,964	24,761
Deferred income taxes	1,728	—	1,726
Other long-term liabilities	33,542	31,971	22,783

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 105,297,097 shares as of August 3, 2018, 107,883,039 shares as of August 4, 2017, and 106,882,972 shares as of October 31, 2017	105,297	107,883	106,883
Retained earnings	568,385	578,558	534,329
Accumulated other comprehensive loss	(23,438)	(26,519)	(24,120)
Total stockholders’ equity	650,244	659,922	617,092
Total liabilities and stockholders’ equity	$1,534,757	$1,569,544	$1,493,787

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	August 3, 2018	August 4, 2017
Cash flows from operating activities:
Net earnings	$232,902	$233,869
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(8,564)	(7,566)
Distributions from finance affiliate, net	6,162	4,617
Provision for depreciation and amortization	41,908	47,713
Stock-based compensation expense	8,588	9,691
Deferred income taxes	20,381	(2,121)
Other	(83)	71
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(34,996)	(54,935)
Inventories, net	(33,554)	(34,069)
Prepaid expenses and other assets	(6,065)	(7,625)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	32,690	86,991
Net cash provided by operating activities	259,369	276,636

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,938)	(36,572)
Proceeds from asset disposals	—	74
Investment in unconsolidated entities	(6,417)	—
Acquisitions, net of cash acquired	(31,202)	(24,181)
Net cash used in investing activities	(89,557)	(60,679)

Cash flows from financing activities:
Payments on long-term debt	(19,757)	(19,158)
Proceeds from exercise of stock options	10,165	9,756
Payments of withholding taxes for stock awards	(3,884)	(3,747)
Purchases of Toro common stock	(151,481)	(92,312)
Dividends paid on Toro common stock	(63,808)	(56,926)
Net cash used in financing activities	(228,765)	(162,387)

Effect of exchange rates on cash and cash equivalents	(432)	7,901

Net (decrease)/increase in cash and cash equivalents	(59,385)	61,471
Cash and cash equivalents as of the beginning of the fiscal period	310,256	273,555
Cash and cash equivalents as of the end of the fiscal period	$250,871	$335,026

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 3, 2018

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States ("U.S.") generally accepted accounting principles ("GAAP") for complete financial statements. Unless the context indicates otherwise, the terms "company," "Toro," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated from the unaudited Condensed Consolidated Financial Statements.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the nine months ended August 3, 2018 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2018.

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

United States Tax Reform

On December 22, 2017, the United States enacted Public Law No. 115-97 ("Tax Act"), originally introduced as the Tax Cuts and Jobs Act, to significantly modify the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial-type tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change is effective January 1, 2018, resulting in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to the company.

In response to the Tax Act, the U.S. Securities and Exchange Commission ("SEC") provided guidance by issuing Staff Accounting Bulletin No. 118 ("SAB 118"), which has since been codified by the release of Accounting Standards Update ("ASU") No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05

allows companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under Accounting Standards Codification ("ASC") Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under ASU 2018-05 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.

As of August 3, 2018, the company has not completed the accounting for the effects of the Tax Act. However, the company has estimated the impacts of the Tax Act in its annual effective tax rate, and has recorded provisional amounts for the remeasurement of deferred tax assets and liabilities and the deemed repatriation tax.

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

The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of August 3, 2018, the company has not yet finalized the purchase accounting for this acquisition, but expects to finalize such purchase accounting within one year from the date of acquisition. Additional purchase accounting disclosures have been omitted given the immateriality of this acquisition in relation to the company's Consolidated Financial Condition and Results of Operations.

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of August 3, 2018 was $23.0 million. The company has not guaranteed the outstanding indebtedness of Red Iron.

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

Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the nine months ended August 3, 2018 and August 4, 2017 were $1,525.3 million and $1,466.5 million, respectively.

As of July 31, 2018, Red Iron’s total assets were $463.8 million and total liabilities were $412.6 million.

Note 4 — Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for a majority of the company's inventories and the first-in, first-out ("FIFO") method for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to the planned production, as well as planned and historical sales of the inventory.

Inventories were as follows:

(Dollars in thousands)	August 3, 2018	August 4, 2017	October 31, 2017
Raw materials and work in process	$105,239	$88,440	$100,077
Finished goods and service parts	326,059	318,940	295,716
Total FIFO value	431,298	407,380	395,793
Less: adjustment to LIFO value	66,801	58,358	66,801
Total inventories, net	$364,497	$349,022	$328,992

Note 5 — Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2018 were as follows:

(Dollars in thousands)	Professional Segment	Residential Segment	Total
Balance as of October 31, 2017	$194,464	$10,565	$205,029
Goodwill acquired	20,393	—	20,393
Translation adjustments	(17)	(36)	(53)
Balance as of August 3, 2018	$214,840	$10,529	$225,369

The components of other intangible assets as of August 3, 2018 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$18,247	$(12,103)	$6,144
Non-compete agreements	6,883	(6,776)	107
Customer-related	89,745	(22,444)	67,301
Developed technology	31,097	(28,165)	2,932
Trade names	2,331	(1,760)	571
Other	800	(800)	—
Total amortizable	149,103	(72,048)	77,055
Non-amortizable - trade names	30,645	—	30,645
Total other intangible assets, net	$179,748	$(72,048)	$107,700

The components of other intangible assets as of October 31, 2017 were as follows:

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$15,162	$(11,599)	$3,563
Non-compete agreements	6,896	(6,775)	121
Customer-related	87,461	(18,940)	68,521
Developed technology	30,212	(26,939)	3,273
Trade names	2,330	(1,637)	693
Other	800	(800)	—
Total amortizable	142,861	(66,690)	76,171
Non-amortizable - trade names	27,572	—	27,572
Total other intangible assets, net	$170,433	$(66,690)	$103,743

Amortization expense for intangible assets during the third quarter of fiscal 2018 was $1.8 million, compared to $2.5 million for the same period last fiscal year. Amortization expense for intangible assets during the first nine months of fiscal 2018 was $5.4 million, compared to $7.4 million for the same period last fiscal year. Estimated amortization expense for the remainder of fiscal 2018 and succeeding fiscal years is as follows: fiscal 2018 (remainder), $1.8 million; fiscal 2019, $6.7 million; fiscal 2020, $6.2 million; fiscal 2021, $5.8 million; fiscal 2022, $5.6 million; fiscal 2023, $5.2 million; and after fiscal 2023, $45.8 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss ("AOCL"), net of tax, are as follows:

(Dollars in thousands)	August 3, 2018	August 4, 2017	October 31, 2017
Foreign currency translation adjustments	$23,467	$18,089	$21,303
Pension and post-retirement benefits	1,596	6,683	2,012
Cash flow hedging derivative instruments	(1,625)	1,747	805
Total accumulated other comprehensive loss	$23,438	$26,519	$24,120

The components and activity of AOCL for the first nine months of fiscal 2018 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	2,164	—	(5,302)	(3,138)
Amounts reclassified from AOCL	—	(416)	2,872	2,456
Net current period other comprehensive (income) loss	2,164	(416)	(2,430)	(682)
Balance as of August 3, 2018	$23,467	$1,596	$(1,625)	$23,438

The components and activity of AOCL for the first nine months of fiscal 2017 are as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive (income) loss before reclassifications	(13,341)	324	2,092	(10,925)
Amounts reclassified from AOCL	—	—	(992)	(992)
Net current period other comprehensive (income) loss	(13,341)	324	1,100	(11,917)
Balance as of August 4, 2017	$18,089	$6,683	$1,747	$26,519

For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 12, Derivative Instruments and Hedging Activities.

Note 7 — Stock-Based Compensation

The compensation costs related to stock-based awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Stock option awards	$1,310	$1,431	$3,725	$4,200
Restricted stock units	666	572	2,321	1,723
Performance share awards	1,047	1,059	2,012	3,230
Unrestricted common stock awards	—	—	530	538
Total compensation cost for stock-based awards	$3,023	$3,062	$8,588	$9,691

During the first nine months of fiscal years 2018 and 2017, 8,388 and 11,412 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the Board of Directors and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the second or third quarters of fiscal years 2018 and 2017.

Stock Option Awards

Under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"), stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally the option holder must be employed after the last day of the fiscal year in which the stock options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

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

Performance Share Awards

Under the 2010 Plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation expense is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2018 and 2017 was $65.40 and $54.52, respectively. No performance share awards were granted during the second or third quarters of fiscal 2018 and 2017.

Restricted Stock Unit Awards

Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation expense equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2018 and 2017 was $63.47 and $65.86, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Basic
Weighted-average number of shares of common stock	105,751	108,456	106,457	108,417
Assumed issuance of contingent shares	—	—	17	17
Weighted-average number of shares of common stock and assumed issuance of contingent shares	105,751	108,456	106,474	108,434
Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	105,751	108,456	106,474	108,434
Effect of dilutive securities	2,319	3,001	2,456	3,026
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,070	111,457	108,930	111,460

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 740,720 shares of common stock during the third quarter of fiscal 2018 were excluded from diluted net earnings per share because they were anti-dilutive. For the third quarter of fiscal 2017, there were no options to purchase shares of common stock that were excluded from diluted earnings per share because they were anti-dilutive. Options to purchase 412,302 and 443,003 shares of common stock during the first nine months of fiscal 2018 and 2017, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

Note 9 — Segment Data

The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the company has determined it has three reportable business segments: Professional, Residential, and Distribution. The Distribution segment, which consists of a wholly-owned domestic distributorship, has been combined with the company’s corporate activities and elimination of intersegment revenues and expenses that is shown as "Other" in the following tables due to the insignificance of the segment.

The following tables present the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three Months Ended August 3, 2018	Professional	Residential	Other	Total
Net sales	$482,494	$166,513	$6,814	$655,821
Intersegment gross sales	6,772	90	(6,862)	—
Earnings (loss) before income taxes	$97,716	$16,002	$(20,443)	$93,275

(Dollars in thousands)
Three Months Ended August 4, 2017	Professional	Residential	Other	Total
Net sales	$468,564	$152,127	$7,252	$627,943
Intersegment gross sales	6,577	78	(6,655)	—
Earnings (loss) before income taxes	$97,368	$11,360	$(20,345)	$88,383

(Dollars in thousands)
Nine Months Ended August 3, 2018	Professional	Residential	Other	Total
Net sales	$1,546,536	$521,189	$11,622	$2,079,347
Intersegment gross sales	23,894	253	(24,147)	—
Earnings (loss) before income taxes	338,607	58,019	(67,800)	328,826
Total assets	$919,800	$207,930	$407,027	$1,534,757

(Dollars in thousands)
Nine Months Ended August 4, 2017	Professional	Residential	Other	Total
Net sales	$1,451,269	$550,651	$14,629	$2,016,549
Intersegment gross sales	23,767	270	(24,037)	—
Earnings (loss) before income taxes	314,545	62,965	(71,253)	306,257
Total assets	$852,919	$207,452	$509,173	$1,569,544

The following table presents the details of the Other segment operating loss before income taxes:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Corporate expenses	$(21,597)	$(22,174)	$(67,094)	$(72,385)
Interest expense	(4,676)	(4,750)	(14,214)	(14,309)
Other income	5,830	6,579	13,508	15,441
Total Other segment operating loss before income taxes	$(20,443)	$(20,345)	$(67,800)	$(71,253)

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

The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Beginning balance	$84,268	$81,993	$74,155	$72,158
Warranty provisions	12,038	11,208	39,827	38,003
Warranty claims	(13,071)	(11,381)	(31,787)	(29,682)
Changes in estimates	(40)	(662)	1,000	679
Ending balance	$83,195	$81,158	$83,195	$81,158

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

As of August 3, 2018, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $243.5 million.

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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	August 3, 2018	August 4, 2017	October 31, 2017
Derivative assets:
Derivatives designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	$2,324	$1,998	$1,014
Derivatives not designated as cash flow hedging instruments
Prepaid expenses and other current assets
Forward currency contracts	869	166	27
Total assets	$3,193	$2,164	$1,041
Derivative liabilities:
Derivatives designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	$—	$5,173	$1,563
Derivatives not designated as cash flow hedging instruments
Accrued liabilities
Forward currency contracts	—	1,481	703
Total liabilities	$—	$6,654	$2,266

The company has entered into an International Swap Dealers Association ("ISDA") Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative instruments at the net amount in its Condensed Consolidated Balance Sheets.

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative contracts that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	August 3, 2018	August 4, 2017	October 31, 2017
Derivative assets:
Forward currency contracts
Gross amounts of recognized assets	$3,349	$2,164	$1,055
Gross liabilities offset in the balance sheets	(156)	—	(14)
Net amounts of assets presented in the Consolidated Balance Sheets	$3,193	$2,164	$1,041
Derivative liabilities:
Forward currency contracts
Gross amounts of recognized liabilities	$—	$(6,654)	$(2,266)
Gross assets offset in the balance sheets	—	—	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$—	$(6,654)	$(2,266)

The following tables present the impact and location of the amounts reclassified from AOCL into earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended August 3, 2018 and August 4, 2017:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Derivatives designated as cash flow hedging instruments
Forward currency contracts
Net sales	$(170)	$153	$1,435	$(3,531)
Cost of sales	137	96	14	469
Total derivatives designated as cash flow hedging instruments	$(33)	$249	$1,449	$(3,062)

	Nine Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Derivatives designated as cash flow hedging instruments
Forward currency contracts
Net sales	$(3,482)	$2,219	$2,625	$(3,685)
Cost of sales	610	(1,227)	(195)	2,585
Total derivatives designated as cash flow hedging instruments	$(2,872)	$992	$2,430	$(1,100)

The company recognized immaterial gains within other income, net in net earnings during the third quarter and first nine months of fiscal 2018 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. For the third quarter and first nine months of fiscal 2017, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of August 3, 2018, the company expects to reclassify approximately $1.6 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
	August 3, 2018			August 4, 2017
(Dollars in thousands) Three Months Ended	Net Sales	Cost of Sales	Other Income, Net	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$655,821	$(422,168)	$5,057	$627,943	$(401,158)	$5,349
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts
Amount of gain (loss) reclassified from AOCL into earnings	(170)	137	—	153	96	—
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$132	$(92)	$—	$—	$—	$(179)

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
	August 3, 2018			August 4, 2017
(Dollars in thousands) Nine Months Ended	Net Sales	Cost of Sales	Other Income, Net	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,079,347	$(1,317,399)	$12,951	$2,016,549	$(1,279,970)	$12,916
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts
Amount of gain (loss) reclassified from AOCL into earnings	(3,482)	610	—	2,219	(1,227)	—
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$31	$(210)	$—	$—	$—	$190

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts
Other income, net	$2,111	$(4,513)	$1,495	$(3,959)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$2,111	$(4,513)	$1,495	$(3,959)

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

Recurring Fair Value Measurements

The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between levels for the company's recurring fair value measurements during the three and nine months ended August 3, 2018 and August 4, 2017, or the twelve months ended October 31, 2017.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of August 3, 2018, August 4, 2017, and October 31, 2017, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
August 3, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$3,193	$—	$3,193	$—
Total assets	$3,193	$—	$3,193	$—
Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
August 4, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2,164	$—	$2,164	$—
Total assets	$2,164	$—	$2,164	$—
Liabilities:
Forward currency contracts	$6,654	$—	$6,654	$—
Total liabilities	$6,654	$—	$6,654	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,041	$—	$1,041	$—
Total assets	$1,041	$—	$1,041	$—
Liabilities:
Forward currency contracts	$2,266	$—	$2,266	$—
Total liabilities	$2,266	$—	$2,266	$—

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

Other Fair Value Measurements

The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.

Note 14 — Subsequent Events

The company has evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:

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

This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. This discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 of this report for more information.

COMPANY OVERVIEW

The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural irrigation systems, rental and specialty construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We classify our operations into three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses and is presented as "Other."

We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

RESULTS OF OPERATIONS

United States Tax Reform

On December 22, 2017, the United States ("U.S.") enacted Public Law No. 115-97 ("Tax Act"), originally introduced as the Tax Cuts and Jobs Act, to significantly modify the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial-type tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change was effective January 1, 2018, resulting in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to Toro.

In response to the Tax Act, the SEC provided guidance by issuing Staff Accounting Bulletin No. 118 ("SAB 118"), which has since been codified by the release of Accounting Standards Update ("ASU") No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under Accounting Standards Codification ("ASC") Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under ASU 2018-05 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.

As of August 3, 2018, we have not completed the accounting for the effects of the Tax Act. However, we have estimated the impacts of the Tax Act on our annual effective tax rate, and have recorded provisional amounts for the remeasurement of deferred tax assets and liabilities and the deemed repatriation tax.

While we have recorded provisional amounts for the items expected to most significantly impact our financial statements this year, our evaluation is not complete and, accordingly, we have not yet reached a final conclusion on the overall impacts of the Tax Act. We need additional time to obtain, prepare, and analyze information related to the applicable provisions of the Tax Act. The actual impact of the Tax Act may differ from the provisional amounts, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and changes in our structure or business model. Please reference the sections below titled "Provision for Income Taxes" and "Net Earnings" within this MD&A for further information regarding the impacts of the Tax Act on us for the three and nine month periods ended August 3, 2018.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Overview

For the third quarter of fiscal 2018, our net sales increased 4.4 percent, as compared to the third quarter of fiscal 2017. Year-to-date fiscal 2018 net sales increased 3.1 percent compared to the same period in the prior fiscal year. Professional segment net sales increased 3.0 percent for the third quarter comparison, primarily due to strong retail demand and successful new product introductions for our landscape contractor zero-turn radius riding mowers, sales of new products as a result of our acquisition of L.T. Rich Products, Inc. ("L.T. Rich"), and strong channel demand for our rental and specialty construction equipment. These net sales increases were partially offset by lower shipments of our Professional snow and ice management products due to the timing of preseason orders compared to the prior fiscal year. Professional segment net sales increased 6.6 percent for the year-to-date comparison, primarily driven by strong channel demand and a successful new product introduction for our landscape contractor zero-turn radius riding mowers, continued growth in our golf and grounds businesses, sales of new products as a result of our acquisition of L.T. Rich, strong channel demand for our rental and specialty construction equipment, increased shipments of our ag-irrigation products due to favorable weather conditions in key regions, increased sales of our Perrot-branded irrigation products, and increased shipments of our snow and ice management products. Residential segment net sales increased 9.5 percent for the third quarter comparison, mainly due to strong retail demand for walk power mowers and zero-turn radius riding mowers, as well as the successful introduction of a redesigned line of our Hayter-branded walk power mowers and increased sales of our Pope-branded irrigation products. These net sales increases were partially offset by lower shipments of our snow products due mainly to the timing of preseason orders compared to the prior fiscal year. Residential segment net sales decreased 5.4 percent for the year-to-date comparison, primarily due to fewer shipments of snow products due to below average snowfall early in the fiscal 2018 season, as well as decreased sales of zero-turn radius riding mowers and walk power mowers mainly due to unfavorable spring weather conditions. The fiscal 2018 year-to-date Residential segment decrease was partially offset by increased sales of our Pope-branded irrigation products and the successful introduction of a redesigned line of our Hayter-branded walk power mowers.

Changes in foreign currency exchange rates resulted in an increase of our net sales of approximately $2.0 million and $15.2 million for the third quarter and year-to-date periods of fiscal 2018, respectively.

Net earnings for the third quarter of fiscal 2018 were $79.0 million compared to $68.4 million for the third quarter of fiscal 2017. Adjusted net earnings for the third quarter of fiscal 2018 were $73.5 million compared to $65.5 million for the prior year comparative period, an increase of 12.2 percent. Our net earnings growth for the third quarter of fiscal 2018 was primarily attributable to leveraging our selling, general, and administrative ("SG&A") expenses over higher sales volumes, which resulted in a reduction of SG&A expense as a percentage of net sales of 70 basis points for the third quarter comparison. Net earnings for the first nine months of fiscal 2018 were $232.9 million compared to reported net earnings of $233.9 million in the comparable fiscal 2017 period. This decrease was primarily due to the one-time impacts of the Tax Act during the current fiscal year period. Adjusted year-to-date fiscal 2018 net earnings were $255.9 million compared to adjusted net earnings of $215.0 million in the comparable fiscal 2017 period, an increase of 19.0 percent. The adjusted net earnings growth for the year-to-date period of fiscal 2018 was primarily attributable to increased sales while leveraging SG&A expenses, as well as higher gross margin. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

We increased our cash dividend for the third quarter of fiscal 2018 by 14.3 percent to $0.20 per share compared to the $0.175 per share cash dividend paid in the third quarter of fiscal 2017.

Inventory levels increased $15.5 million, or 4.4 percent, as of the end of the third quarter of fiscal 2018, primarily due to higher work in process inventory mainly driven by manufacturing supply challenges and planned production to support forecasted Professional segment sales. Accounts receivable decreased $2.1 million, or 0.9 percent, primarily due to timing of sales for channels not financed with Red Iron and the impact of foreign currency exchange rates. As of the end of the third quarter of fiscal 2018, field inventory levels were lower primarily due to lower Professional and Residential segment snow and ice management product inventory due to late snowfall in the second quarter of fiscal 2018, as well as strong retail demand for Residential segment walk power mowers and zero-turn radius riding mowers throughout the key growing season. These field inventory decreases were partially offset by higher field inventory for our landscape contractor zero-turn radius riding mowers driven by strong channel demand.

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

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2018 were $655.8 million, up 4.4 percent compared to $627.9 million in the third quarter of fiscal 2017. The net sales increase for the quarter comparison was primarily due to strong retail demand for Residential walk power mowers and zero-turn radius riding mowers, strong retail demand and successful new product introductions for our landscape contractor zero-turn radius riding mowers, sales of new products as a result of our acquisition of L.T. Rich, strong channel demand for our rental and specialty construction equipment, the successful introduction of a redesigned line of Hayter-branded walk power mowers, and increased sales of our Pope-branded irrigation products. These net sales increases were partially offset by lower shipments of our Professional and Residential segment snow and ice management products mainly due to the timing of preseason orders compared to the prior fiscal year. For the year-to-date period of fiscal 2018, worldwide consolidated net sales were $2,079.3 million, up 3.1 percent from the same period in the prior fiscal year. The year-to-date net sales increase was primarily due to strong channel demand and a successful new product introduction for our landscape contractor zero-turn radius riding mowers, continued growth in our golf and grounds businesses, sales of new products as a result of our acquisition of L.T. Rich, strong channel demand for our rental and specialty construction equipment, increased shipments of our ag-irrigation products due to favorable weather conditions in key regions, increased sales of our Professional snow and ice management products, and increased sales of our Perrot-branded and Pope-branded irrigation products. These net sales increases were partially offset by fewer shipments of Residential snow product due to below average snowfall early in the fiscal 2018 season, as well as decreased sales of Residential zero-turn radius riding mowers and walk power mowers due to unfavorable spring weather conditions.

Net sales in international markets increased by 2.2 percent and 5.1 percent for the third quarter and year-to-date periods of fiscal 2018, respectively. The net sales increase for the quarter comparison was mainly due to increased shipments of our golf and grounds equipment, strong demand for our ag-irrigation products, increased sales of our Pope-branded irrigation products, and the successful introduction of a redesigned line of our Hayter-branded walk power mowers. These increases were partially offset by fewer shipments of Residential segment zero-turn radius riding mowers and walk power mowers due to unfavorable weather conditions across Europe and Australia during the third quarter of fiscal 2018. The net sales increase for the year-to-date period of fiscal 2018 was primarily due to strong demand for our ag-irrigation products, increased sales of our Perrot-branded and Pope-branded irrigation products, increased shipments of our Professional segment and Residential segment zero-turn radius riding mowers, strong demand for our rental and specialty construction equipment, and the successful introduction of a redesigned line of our Hayter-branded walk power mowers. Changes in foreign currency exchange rates positively impacted our international net sales by approximately $2.0 million and $15.2 million for the third quarter and year-to-date periods of fiscal 2018, respectively.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.4)	(63.9)	(63.4)	(63.5)
Gross profit	35.6	36.1	36.6	36.5
Selling, general and administrative expense	(21.4)	(22.1)	(20.7)	(21.2)
Operating earnings	14.2	14.0	15.9	15.3
Interest expense	(0.7)	(0.8)	(0.7)	(0.7)
Other income, net	0.7	0.9	0.6	0.6
Provision for income taxes	(2.2)	(3.2)	(4.6)	(3.6)
Net earnings	12.0%	10.9%	11.2%	11.6%

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2018 was 35.6 percent, a decrease of 50 basis points when compared to the third quarter of fiscal 2017. This decrease was primarily due to the impact of unfavorable commodity and freight costs, manufacturing supply challenges, and the negative impact of segment mix, partially offset by improved net price realization and productivity efforts. Gross profit as a percentage of net sales for the fiscal 2018 year-to-date period was 36.6 percent, an increase of 10 basis points when compared with the prior fiscal year comparative period. The year-to-date comparison results were driven by improved net price realization, favorable foreign currency exchange rate fluctuations, and the positive impact of segment mix, partially offset by unfavorable commodity costs and manufacturing supply challenges.

Selling, General, and Administrative Expense

SG&A expense increased $1.8 million, or 1.3 percent, for the third quarter of fiscal 2018 and increased $2.9 million, or 0.7 percent, for the year-to-date period of fiscal 2018. As a percentage of net sales, SG&A expense decreased 70 basis points for the third quarter of fiscal 2018 and decreased 50 basis points for the year-to-date period of fiscal 2018. The decrease as a percentage of net sales for the third quarter comparison was primarily due to leveraging of expenses over higher sales volume, partially offset by increased engineering expense. The decrease as a percentage of net sales for the year-to-date comparison was primarily due to lower incentive compensation expense and the leveraging of expenses over higher sales volume, partially offset by increased engineering expense.

Interest Expense

Interest expense decreased by 1.6 percent and 0.7 percent for the third quarter and year-to-date periods of fiscal 2018, respectively.

Other Income, Net

Other income, net for the third quarter of fiscal 2018 decreased $0.3 million when compared to the third quarter of fiscal 2017. The decrease was primarily due to lower gains realized on foreign currency exchange rate fluctuations, partially offset by higher interest income on marketable securities and higher earnings from our equity investment in Red Iron. Other income, net was flat for the year-to-date period of fiscal 2018, mainly due to higher interest income on marketable securities and higher earnings from our equity investment in Red Iron, partially offset by lower gains realized on foreign currency exchange rate fluctuations and costs incurred for litigation settlements.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2018 was 15.3 percent compared to 22.6 percent in the third quarter of 2017. The decrease for the third quarter of fiscal 2018 was primarily driven by a $9.0 million benefit resulting from the reduction in the federal corporate tax rate from the enactment of the Tax Act on all items other than the excess tax deduction for share-based compensation and the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax benefit of $1.2 million. Additionally, the third quarter decrease was driven by a $2.1 million year-over-year increase in the benefit of the excess tax deduction for share-based compensation, which includes a $2.2 million unfavorable impact on the benefit due to the reduction in the federal corporate tax rate. These decreases were partially offset by the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $0.7 million, payable over eight years. The adjusted effective tax rate for the third quarter of fiscal 2018 was 21.2 percent, compared to an adjusted effective tax rate of 25.9 percent in the same period last year. The decrease for the third quarter of fiscal 2018 was driven by the benefit resulting from the reduction in the federal corporate tax rate from the enactment of the Tax Act. The adjusted effective tax rate for the third quarter of fiscal 2018 excludes a benefit of $5.0 million for the excess tax deduction for share-based compensation and a benefit of $0.5 million for an adjustment to the one-time charges associated with the Tax Act recorded in the first quarter of fiscal 2018. The adjusted effective tax rate for the third quarter of fiscal 2017 excludes a benefit of $2.9 million for the excess tax deduction for share-based compensation.

The effective tax rate for the year-to-date period of fiscal 2018 was 29.2 percent compared to 23.6 percent in the same period of fiscal 2017. The effective tax rate was significantly impacted by the enactment of the Tax Act for the year-to-date period of fiscal 2018. The increase was driven by the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $19.3 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $13.3 million, payable over eight years. In addition to these one-time charges resulting from the Tax Act, the increase in the effective tax rate was driven by a $9.2 million year-over-year decrease in the benefit of the excess tax deduction for share-based compensation, which includes a $4.2 million unfavorable impact on the benefit due to the reduction in the federal corporate tax rate. These increases were partially offset by a benefit of $31.9 million resulting from the reduction in the federal corporate tax rate on all items other than the excess tax deduction for share-based compensation. The adjusted effective tax rate for the year-to-date period of fiscal 2018 was 22.2 percent, compared to an adjusted effective tax rate of 29.8 percent in the same period of fiscal 2017. The adjusted effective tax rate for fiscal 2018 excludes one-time charges associated with the Tax Act of $32.6 million and a benefit of $9.6 million for the excess tax deduction for share-based compensation. The adjusted effective tax rate for fiscal 2017 excludes the benefit of $18.9 million for the excess tax deduction for share-based compensation.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Net Earnings

Net earnings for the third quarter of fiscal 2018 were $79.0 million, or $0.73 per diluted share, compared to $68.4 million, or $0.61 per diluted share, for the third quarter of fiscal 2017. The primary factors contributing to the net earnings increase for the third quarter comparison included increased net sales, a decrease in SG&A expense as a percentage of net sales, and a lower effective tax rate. Adjusted net earnings for the third quarter of fiscal 2018 were $73.5 million, or $0.68 per diluted share, compared to $65.5 million, or $0.58 per diluted share, for the third quarter of fiscal 2017, an increase of 17.2 percent per diluted share. The third quarter of fiscal 2018 adjusted net earnings excludes a benefit of $5.0 million, or $0.05 per diluted share, for the excess tax deduction for share-based compensation and one-time charges associated with the Tax Act of $0.5 million. The third quarter of fiscal 2017 adjusted net earnings excludes a benefit of $2.9 million, or $0.03 per diluted share, for the excess tax deduction for share-based compensation. In addition, as a result of reduced shares outstanding from repurchases of our common stock, third quarter fiscal 2018 net earnings per diluted share and adjusted net earnings per diluted share were benefited by approximately $0.02 per diluted share.

Year-to-date net earnings in fiscal 2018 were $232.9 million, or $2.14 per diluted share, compared to $233.9 million, or $2.10 per diluted share, in the prior year comparative period. Net earnings for the year-to-date period of fiscal 2018 were significantly impacted by the enactment of the Tax Act. As previously mentioned, the impact from the enactment of the Tax Act was driven by the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $19.3 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $13.3 million, payable over eight years. The unfavorable impact of these one-time charges was partially offset by a benefit of $27.7 million resulting from the reduction in the federal corporate tax rate. Adjusted net earnings for the year-to-date period of fiscal 2018 were $255.9 million, or $2.35 per diluted share, compared to $215.0 million, or $1.93 per diluted share, for the prior year comparable period, an increase of 21.8 percent per diluted share. The year-to-date period of fiscal 2018 adjusted net earnings excludes one-time charges associated with the Tax Act of $32.6 million, or $0.30 per diluted share, and a benefit of $9.6 million, or $0.09 per diluted share, for the excess tax deduction for share-based compensation. The comparable period of fiscal 2017 adjusted net earnings excludes a benefit of $18.9 million, or $0.17 per diluted share, for the excess tax deduction for share-based compensation. In addition, as a result of reduced shares outstanding from repurchases of our common stock, year-to-date fiscal 2018 net earnings per diluted share and adjusted net earnings per diluted share were benefited by approximately $0.05 per diluted share.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

BUSINESS SEGMENTS

We operate in three reportable business segments: Professional, Residential, and Distribution. Our Distribution segment, which consists of our wholly-owned domestic distributorship, has been combined with our corporate activities and elimination of intersegment revenues and expenses that is shown as "Other" in the following tables. Segment earnings for our Professional and Residential segments are defined as operating earnings plus other income, net. Segment loss for "Other" includes operating earnings (loss), corporate activities, other income, net, and interest expense.

The following tables summarize net sales by reportable business segment:

	Three Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	$ Change	% Change
Professional	$482,494	$468,564	$13,930	3.0%
Residential	166,513	152,127	14,386	9.5
Other	6,814	7,252	(438)	(6.0)
Total net sales*	$655,821	$627,943	$27,878	4.4%

*Includes international net sales of:	$142,534	$139,434	$3,100	2.2%

	Nine Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	$ Change	% Change
Professional	$1,546,536	$1,451,269	$95,267	6.6%
Residential	521,189	550,651	(29,462)	(5.4)
Other	11,622	14,629	(3,007)	(20.6)
Total net sales*	$2,079,347	$2,016,549	$62,798	3.1%

*Includes international net sales of:	$496,403	$472,317	$24,086	5.1%

The following tables summarize reportable business segment earnings (loss):

	Three Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	$ Change	% Change
Professional	$97,716	$97,368	$348	0.4%
Residential	16,002	11,360	4,642	40.9
Other	(20,443)	(20,345)	(98)	(0.5)
Total segment earnings	$93,275	$88,383	$4,892	5.5%

	Nine Months Ended
(Dollars in thousands)	August 3, 2018	August 4, 2017	$ Change	% Change
Professional	$338,607	$314,545	$24,062	7.6%
Residential	58,019	62,965	(4,946)	(7.9)
Other	(67,800)	(71,253)	3,453	4.8
Total segment earnings	$328,826	$306,257	$22,569	7.4%

Professional Segment

Segment Net Sales

Worldwide net sales for our Professional segment increased 3.0 percent and 6.6 percent for the third quarter and year-to-date comparisons, respectively. The Professional segment net sales increase for the third quarter comparison of fiscal 2018 was primarily due to strong retail demand for and successful new product introductions of our landscape contractor zero-turn radius riding mowers, sales of new products as a result of our acquisition of L.T. Rich, and strong channel demand for our rental and specialty construction equipment. These net sales increases were partially offset by lower shipments of our Professional snow and ice management products due to the timing of preseason orders compared to the prior fiscal year. Professional segment net sales growth for the year-to-date period of fiscal 2018 was largely due to strong retail demand for our landscape contractor zero-turn radius riding mowers and a successful new product introduction of our diesel-powered Exmark® Lazer ZTM, continued growth in our golf and grounds businesses with increased shipments of our Reelmaster®, Greensmaster®, and Groundsmaster® series mowers, sales of new products as a result of our acquisition of L.T. Rich, strong channel demand for our Dingo® TX 1000 compact utility loader within our rental and specialty construction business, increased shipments of our ag-irrigation products due to favorable weather conditions in key regions, increased sales of our Perrot-branded irrigation products, and increased shipments of our BOSS® snow and ice management products.

Segment Earnings

Professional segment earnings for the third quarter of fiscal 2018 increased by 0.4 percent compared to the third quarter of fiscal 2017, but when expressed as a percentage of net sales, decreased to 20.3 percent from 20.8 percent. As a percentage of net sales, the Professional segment earnings decrease was primarily due to lower gross margins driven by unfavorable commodity costs and product mix, as well as higher freight costs and manufacturing supply challenges, partially offset by improved net price realization on Professional segment products and productivity improvements. Additionally, lower SG&A expense as a percentage of net sales partially offset the unfavorable impact of lower Professional segment gross margins, primarily due to a decline in product liability expense from favorable claims experience and leveraging SG&A expense over higher sales volume. For the year-to-date period of fiscal 2018, Professional segment earnings increased by 7.6 percent compared to the same period in the prior fiscal year and increased to 21.9 percent from 21.7 percent when expressed as a percentage of net sales for the year-to-date period comparison. As a percentage of net sales, the Professional segment earnings increase was primarily due to leveraging SG&A expense over higher sales volume, as Professional segment gross margin was down slightly due to the unfavorable impact of commodity costs and manufacturing supply challenges, partially offset by improved net price realization and favorable foreign currency exchange rate fluctuations.

Residential Segment

Segment Net Sales

Worldwide net sales for our Residential segment for the third quarter and year-to-date periods of fiscal 2018 increased 9.5 percent and decreased 5.4 percent, respectively, compared to the prior fiscal year periods. The Residential segment net sales increase for the third quarter comparison was primarily driven by strong retail demand for walk power mowers and zero-turn radius riding mowers due mainly to favorable weather conditions during the key growing season, as well as the successful introduction of a redesigned line of our Hayter-branded walk power mowers and increased sales of our Pope-branded irrigation products. These net sales increases were partially offset by lower shipments of our snow products due mainly to the timing of preseason orders compared to the prior fiscal year. The Residential segment net sales decrease for the year-to-date comparison was primarily driven by fewer shipments of snow products due mainly to below average snowfall early in the fiscal 2018 season, as well as decreased sales of zero-turn radius riding mowers and walk power mowers driven by unfavorable spring weather conditions. These net sales decreases were partially offset by increased sales of our Pope-branded irrigation products and the successful introduction of a redesigned line of our Hayter-branded walk power mowers.

Segment Earnings

Residential segment earnings for the third quarter of fiscal 2018 increased 40.9 percent compared to the third quarter of fiscal 2017, and when expressed as a percentage of net sales, increased to 9.6 percent from 7.5 percent. As a percentage of net sales, the Residential segment earnings increase was due to higher gross margins driven by freight cost reduction efforts and improved net price realization, partially offset by unfavorable commodity costs and product mix. Additionally, lower SG&A expense as a percentage of net sales improved Residential segment earnings, mainly due to lower direct marketing expense and leveraging SG&A expense over higher sales volume, partially offset by increased warranty costs. For the year-to-date period of fiscal 2018, Residential segment earnings decreased 7.9 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, decreased to 11.1 percent from 11.4 percent. As a percentage of net sales, the Residential segment earnings decrease was primarily driven by higher SG&A expense as a percentage of net sales, as gross margin was flat for the year-to-date comparison. The increase in SG&A expense as a percentage of net sales was driven by higher engineering expense for new product development and higher warehousing costs mainly due to unfavorable plant-to-warehouse freight costs, partially offset by lower incentive compensation expense.

Other Segment

Segment Net Sales

Net sales for the Other segment include sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. The Other segment net sales in the third quarter and year-to-date periods of fiscal 2018 decreased by $0.4 million and $3.0 million, respectively, mainly due to decreased sales of our golf and grounds equipment through our wholly owned domestic distribution company.

Segment Loss

The Other segment loss increased $0.1 million for the third quarter of fiscal 2018, primarily due to lower gains realized on foreign currency exchange rate fluctuations, partially offset by lower corporate expense. The Other segment loss decreased $3.5 million for the year-to-date period of fiscal 2018, primarily due to lower incentive compensation expense, higher earnings from our equity investment in Red Iron, and higher interest income on marketable securities, partially offset by lower gains realized on foreign currency exchange rate fluctuations and costs incurred for litigation settlements.

FINANCIAL POSITION

Working Capital

Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Our average net working capital as a percentage of net sales was 14.0 percent for the twelve months ended August 3, 2018 and August 4, 2017. We calculate our average net working capital as average net accounts receivable plus net inventory, less accounts payable for a twelve month period as percentage of rolling twelve month net sales.

Inventory levels were up $15.5 million, or 4.4 percent, as of the end of the third quarter of fiscal 2018 compared to the end of the third quarter of fiscal 2017, primarily due to higher work in process inventory mainly driven by manufacturing supply challenges and planned production to support forecasted Professional segment sales. Accounts receivable as of the end of the third quarter of fiscal 2018 decreased $2.1 million, or 0.9 percent, compared to the end of the third quarter of fiscal 2017, primarily due to timing of sales for channels not financed with Red Iron and the impact of foreign currency exchange rates. Our average days sales outstanding for receivables increased to 30.3 days, based on sales for the last twelve months ended August 3, 2018, compared to 30.1 days for the twelve months ended August 4, 2017. In addition, accounts payable increased $17.6 million, or 8.3 percent, as of the end of our third quarter of fiscal 2018 compared to the end of the third quarter of fiscal 2017, mainly due to more favorable payment terms with suppliers.

Cash Flow

Cash provided by operating activities for the first nine months of fiscal 2018 decreased $17.3 million compared to the first nine months of fiscal 2017, primarily driven by changes in accrued liabilities and a lower year-over-year benefit from extending accounts payable terms with suppliers as a component of our working capital initiatives, partially offset by faster conversion of receivables to cash. Cash used in investing activities increased $28.9 million during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, primarily due to cash utilized for purchases of property, plant, and equipment, the acquisition of L.T. Rich that closed during the second quarter of fiscal 2018, and minority investments in unconsolidated entities. Cash used in financing activities for the first nine months of fiscal 2018 increased $66.4 million compared to the first nine months of fiscal 2017, mainly due to cash utilized for common stock repurchases and increased common stock dividends paid.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases for at least the next twelve months. As of August 3, 2018, cash and short-term investments held by our foreign subsidiaries were approximately $171.4 million.

Seasonal cash requirements are financed from operations, cash on hand, and with borrowings under our revolving credit facility. In June 2018, we replaced our prior revolving credit facility, which was scheduled to mature in October 2019, with an unsecured senior five-year revolving credit facility that, among other things, increases our borrowing capacity to $600.0 million, from $150.0 million, and expires in June 2023. Included in our $600.0 million revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.

Loans under the revolving credit facility (other than swingline loans) bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of (a) total indebtedness to (b) consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of Toro. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of Toro. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2018 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade.

Our revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of August 3, 2018, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to our credit agreement for our revolving credit facility as of August 3, 2018, and we expect to be in compliance with all covenants during the remainder of fiscal 2018. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.

As of August 3, 2018, we had $91.0 million outstanding under our revolving credit facility, which is classified as long-term debt within our Consolidated Balance Sheets as we have the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility and we currently intend to keep the balance outstanding for at least twelve months. As of August 4, 2017, we had no outstanding borrowings under our revolving credit facility that was in place at that time. In addition, our domestic and non-U.S. operations maintain import letters of credit in the aggregate amount of approximately $13.9 million. As of August 3, 2018, we had $6.1 million of outstanding letters of credit and $516.7 million of unutilized availability under our revolving credit facility and import letter of credit agreements. Additionally, as of August 3, 2018, we had $312.5 million outstanding in long-term debt that includes $100.0 million of 7.8 percent debentures due June 15, 2027, $123.8 million of 6.625 percent senior notes due May 1, 2037, $91.0 million outstanding under our revolving credit facility, and partially offsetting debt issuance costs and deferred charges of $2.4 million related to our outstanding long-term debt.

Cash Dividends

Our Board of Directors approved a cash dividend of $0.20 per share for the third quarter of fiscal 2018 that was paid on July 11, 2018. This was an increase of 14.3 percent over our cash dividend of $0.175 per share for the third quarter of fiscal 2017.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $21.3 million of receivables from us during the first nine months of fiscal 2018. As of August 3, 2018, $10.8 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. See our most recently filed Annual Report on Form 10-K for further details regarding our customer financing arrangements and contractual obligations.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first nine months of fiscal 2018, the average cost of commodities and components purchased were higher compared to the average cost of commodities and components purchased in the first nine months of fiscal 2017. We intend to continue to closely follow the cost of commodities and components that affect our product lines, and we anticipate that the average cost for some commodities and components will be higher for the remainder of fiscal 2018, as compared to fiscal 2017. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity and component cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

The following tables provide reconciliations of financial measures calculated and reported in accordance with GAAP as well as adjusted non-GAAP financial measures for the three and nine month periods ended August 3, 2018 and August 4, 2017. We believe these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business. The following is a reconciliation of our net earnings, diluted earnings per share ("EPS"), and effective tax rate to our adjusted net earnings, adjusted diluted EPS, and adjusted effective tax rate:

(Dollars in thousands)	Net Earnings		Diluted EPS		Effective Tax Rate
Three Months Ended	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
As Reported - GAAP	$79,009	$68,404	$0.73	$0.61	15.3%	22.6%
Impacts of tax reform[1]:
Net deferred tax asset revaluation[2]	(1,200)	—	(0.01)	—	1.3%	—%
Deemed repatriation tax[3]	700	—	0.01	—	(0.8)%	—%
Benefit of the excess tax deduction for share-based compensation[4]	(5,025)	(2,934)	(0.05)	(0.03)	5.4%	3.3%
As Adjusted - Non-GAAP	$73,484	$65,470	$0.68	$0.58	21.2%	25.9%

(Dollars in thousands)	Net Earnings		Diluted EPS		Effective Tax Rate
Nine Months Ended	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
As Reported - GAAP	$232,902	$233,869	$2.14	$2.10	29.2%	23.6%
Impacts of tax reform[1]:
Net deferred tax asset revaluation[2]	19,313	—	0.18	—	(5.9)%	—%
Deemed repatriation tax[3]	13,300	—	0.12	—	(4.0)%	—%
Benefit of the excess tax deduction for share-based compensation[4]	(9,638)	(18,861)	(0.09)	(0.17)	2.9%	6.2%
As Adjusted - Non-GAAP	$255,877	$215,008	$2.35	$1.93	22.2%	29.8%

[1]
The actual impact of the U.S. tax reform may differ from our estimates, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and changes in our structure or business model.

[2]
Signed into law on December 22, 2017, the Tax Act, reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. This reduction in rate requires the re-measurement of our net deferred taxes as of the date of enactment, which resulted in a non-cash benefit of $1.2 million and a non-cash charge of $19.3 million during the three and nine month periods ended August 3, 2018, respectively.

[3]
The Tax Act imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates which resulted in charges of $0.7 million and $13.3 million during the three and nine month periods ended August 3, 2018, respectively, payable over eight years.

[4]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. We recorded discrete tax benefits of $5.0 million and $9.6 million as excess tax deductions for share-based compensation during the three and nine months ended August 3, 2018, respectively. The Tax Act reduced the U.S. federal corporate tax rate, which reduced the tax benefit related to share-based compensation by $2.2 million and $4.2 million for the for the three and nine month periods ended August 3, 2018, respectively.

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

New Accounting Pronouncements to be Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers, that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. The guidance permits the use of either a retrospective or cumulative effect transition method. We have elected to use a cumulative effect transition method for our adoption of the amended guidance. We will adopt this guidance on November 1, 2018, as required, based on the new effective date. As of August 3, 2018, we have substantially completed our evaluation of the impact of the amended guidance on our current accounting policies and practices and have not identified any material differences resulting from applying the new revenue recognition requirements to our contracts with customers. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services to our customer. Additionally, as of August 3, 2018, we are in the process of identifying and implementing the appropriate modifications to our business processes, information systems, and internal controls. At this point in our evaluation process, the identified modifications do not represent material changes to our business processes, information systems, and internal controls. While we have not identified material differences in the amount and timing of revenue recognition related to ASU 2014-09, our evaluation of the amended guidance on our accounting policies and practices, business processes, information systems, and internal controls to support the revenue recognition and disclosure requirements is not complete and, accordingly, we have not yet reached a conclusion on the overall impacts of adopting ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current GAAP under ASC Topic 840, Leases. ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), will become effective for us commencing in the first quarter of fiscal 2020. Entities are required to use a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. We are currently reviewing the amended guidance, assessing our leases, and evaluating the related impact on our Consolidated Financial Statements, Notes to Consolidated Financial Statements, business processes, internal controls, and information systems.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity's own operations and supersedes the guidance in ASC Topic 505-50. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. Early adoption is permitted but not prior to adopting ASC Topic 606, Revenue from Contracts with Customers. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.

We believe that all other recently issued accounting pronouncements from the FASB that we have not noted above, will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

•
Increases in the cost, or disruption in the availability, of raw materials, components, parts and accessories containing various commodities that we purchase, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities and components, and increases in our other costs of doing business, such as transportation costs or increased tariffs, duties or other charges as a result of changes to U.S. or international trade policies or agreements have in the past affected our profit margins and businesses and could continue to result in declines in our profit margins and businesses.

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

•
A significant percentage of our consolidated net sales is generated outside of the United States, and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions, or the United Kingdom’s process for exiting the European Union; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

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

•
Our business, properties, and products are subject to governmental policies and regulations with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental policies and regulations may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws, policies, and regulations in the U.S. or other countries in which we conduct business also may adversely affect our financial results, including as a result of, (i) taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Act, (ii) changes to, or adoption of new, healthcare laws or regulations, or (iii) changes to U.S. or international policies or trade agreements that could result in additional duties or other charges on raw materials, components, parts or accessories we import.

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

•
The terms of our credit arrangements and the indentures governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. Additionally, we are subject to counterparty risk in our credit arrangements. If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes, debentures, and any amounts outstanding under our revolving credit facility could become due and payable.

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors" and Part II, Item 1A, "Risk Factors" of this report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, the risks described in our most recent Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors" and Part II, Item 1A, "Risk Factors" of this report, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We make no commitment to revise or update any forward-looking statements in order to reflect actual results, events or circumstances occurring or existing after the date any forward-looking statement is made, or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss ("AOCL") on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria or have components that are excluded from cash flow hedge accounting; therefore, changes in their fair value are recorded in the Condensed Consolidated Statements of Earnings within the same line item as that of the underlying exposure. For additional information regarding our derivative instruments, see Note 12 in our Notes to Condensed Consolidated Financial Statements under the heading "Derivative Instruments and Hedging Activities" included in Item 1 of this Quarterly Report on Form 10-Q.

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2018 through fiscal 2021. All items are non-trading and stated in U.S. dollars. As of August 3, 2018, the average contracted rate, notional amount, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7558	$97,960.2	$1,662.4
Buy U.S. dollar/Sell Canadian dollar	1.2997	28,691.1	(171.2)
Buy U.S. dollar/Sell Euro	1.2105	118,419.3	527.0
Buy U.S. dollar/Sell British pound	1.3602	43,677.2	770.9
Buy Mexican peso/Sell U.S. dollar	21.1899	$3,066.1	$404.0

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.

Commodity Cost Risk

Some raw materials used in our products are exposed to commodity cost changes. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. We generally purchase commodities and components based upon market prices that are established with vendors as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. Further information regarding changing costs of commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section titled "Inflation."

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our third quarter ended August 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material legal proceedings, see Note 10 in our Notes to Condensed Consolidated Financial Statements under the heading "Contingencies - Litigation" included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.

ITEM 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors). There has been no material change in those risk factors, with the exception of the following risk factors which amend and supersede the equivalent risk factors previously discussed in our most recently filed Annual Report on Form 10-K:

Our business, properties, and products are subject to governmental policies and regulations with which compliance may require us to incur expenses, or modify our products or operations, and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental policies and regulations may also adversely affect the demand for some of our products and our operating results.

Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, policies, and regulations relating to, among other things; climate change; emissions to air, including engine emission requirements; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, our business is subject to numerous international, federal, state, and other governmental laws, rules, policies and regulations that may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase, (ii) healthcare laws or regulations, which may cause us to incur higher employee healthcare costs or, (iii) changes to U.S. or international trade policies or agreements that could result in additional tariffs, duties or other charges on raw materials, components, parts or accessories that we import. Although we believe that we are in substantial compliance with currently applicable laws, rules, policies and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, policies and regulations on our business, properties, or products. Any of these laws, rules, policies or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of or demand for some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, policies or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to compliance with any such laws, rules, policies or regulations that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate which may adversely affect market demand for our products and, ultimately, our net sales and financial results.

The terms of our credit arrangements and the indentures governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions. Additionally, we are subject to counterparty risk in our credit arrangements.

Our credit arrangements and the indentures governing our 6.625 percent senior notes and 7.8 percent debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

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

Although we have in place a $600 million revolving credit facility that does not expire until June 2023, market deterioration or other factors could jeopardize the counterparty obligations of one or more of the banks participating in our revolving credit facility, which could have an adverse effect on our business if we are not able to replace such revolving credit facility or find other sources of liquidity on acceptable terms.

If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes, debentures, and any amounts outstanding under our revolving credit facility could become due and payable.

We cannot assure that we will be able to comply with all of the terms of our credit arrangements and indentures, especially the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 6.625 percent senior notes and 7.8 percent debentures, and any amounts outstanding under our revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our debt under our credit arrangements. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our revolving credit facility would increase, which could adversely affect our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our third quarter ended August 3, 2018:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
May 5, 2018 through June 1, 2018	285,680	$59.62	285,680	2,843,641
June 2, 2018 through June 29, 2018	268,913	60.31	268,913	2,574,728
June 30, 2018 through August 3, 2018	30,545	60.09	29,000	2,545,728
Total	585,138	$59.96	583,593

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 583,593 shares during the period indicated above under this program and 2,545,728 shares remained available to repurchase under this program as of August 3, 2018.

[2]
Includes 1,545 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $61.34 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,545 shares were not repurchased under the company’s repurchase program described in footnote 1 above.

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

10.1
Credit Agreement dated as of June 19, 2018 among The Toro Company, Toro Luxembourg S. a. r. l. and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 19, 2018, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2018, filed with the SEC on September 5, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine-month periods ended August 3, 2018 and August 4, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended August 3, 2018 and August 4, 2017, (iii) Condensed Consolidated Balance Sheets as of August 3, 2018, August 4, 2017, and October 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the nine-month periods ended August 3, 2018 and August 4, 2017, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 5, 2018	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)